Form 10-Q
period 2017-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2017-11-09
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
As of November 1, 2017 there were 29,929,106 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
INDEX
September 30, 2017

FORWARD LOOKING STATEMENTS:

“Safe Harbor” statement under the Private Securities Litigation Reform Act of 1995: This Quarterly Report on Form 10-Q ("Form 10-Q") contains forward-looking statements that are subject to risks and uncertainties, including, but not limited to: the expected revenues, cost savings, synergies and other benefits from our pending merger with Puget Sound Bancorp, Inc., ("Puget Sound") might not be realized within the expected time frames or at all, and costs or difficulties relating to integration matters, including but not limited to, customer and employee retention might be greater than expected; the proposed Puget Sound merger may not close when expected or at all because required regulatory, shareholder or other approvals and conditions to closing are not received or satisfied on a timely basis or at all or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be effected by deterioration in the housing and commercial real estate markets, which may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses no longer being adequate to cover actual losses, and require us to increase our allowance for loan losses; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Board of Governors of the Federal Reserve System and of our bank subsidiary by the Federal Deposit Insurance Corporation ("FDIC"), the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, initiate an enforcement action against the Company or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements on us, any of which could affect our ability to continue our growth through mergers, acquisitions or similar transactions and adversely affect our liquidity and earnings; legislative or regulatory changes; our ability to control operating costs and expenses; increases in premiums for deposit insurance; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our Condensed Consolidated Statements of Financial Condition; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our growth strategies; increased competitive pressures among financial service companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 2016.
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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
ASSETS
Cash on hand and in banks	$82,905	$77,117
Interest earning deposits	28,353	26,628
Cash and cash equivalents	111,258	103,745
Investment securities available for sale, at fair value	800,060	794,645
Loans held for sale	5,368	11,662
Loans receivable, net	2,797,513	2,640,749
Allowance for loan losses	(31,400)	(31,083)
Total loans receivable, net	2,766,113	2,609,666
Other real estate owned	523	754
Premises and equipment, net	60,457	63,911
Federal Home Loan Bank stock, at cost	9,343	7,564
Bank owned life insurance	71,474	70,355
Accrued interest receivable	12,295	10,925
Prepaid expenses and other assets	87,728	79,351
Other intangible assets, net	6,408	7,374
Goodwill	119,029	119,029
Total assets	$4,050,056	$3,878,981
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$3,320,818	$3,229,648
Federal Home Loan Bank advances	117,400	79,600
Junior subordinated debentures	19,936	19,717
Securities sold under agreement to repurchase	28,668	22,104
Accrued expenses and other liabilities	55,626	46,149
Total liabilities	3,542,448	3,397,218
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, no par value, 50,000,000 shares authorized; 29,929,106 and 29,954,931 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	360,113	359,060
Retained earnings	145,677	125,309
Accumulated other comprehensive income (loss), net	1,818	(2,606)
Total stockholders’ equity	507,608	481,763
Total liabilities and stockholders’ equity	$4,050,056	$3,878,981
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
INTEREST INCOME
Interest and fees on loans	$32,595	$30,915	$94,580	$91,595
Taxable interest on investment securities	3,117	2,888	9,307	8,522
Nontaxable interest on investment securities	1,354	1,235	3,926	3,599
Interest and dividends on other interest earning assets	258	76	461	225
Total interest income	37,324	35,114	108,274	103,941
INTEREST EXPENSE
Deposits	1,628	1,269	4,301	3,765
Junior subordinated debentures	261	221	748	647
Other borrowings	444	18	908	78
Total interest expense	2,333	1,508	5,957	4,490
Net interest income	34,991	33,606	102,317	99,451
Provision for loan losses	884	1,495	2,882	3,754
Net interest income after provision for loan losses	34,107	32,111	99,435	95,697
NONINTEREST INCOME
Service charges and other fees	4,769	3,630	13,408	10,462
Gain on sale of investment securities, net	44	345	161	1,106
Gain on sale of loans, net	1,229	3,435	6,562	5,406
Interest rate swap fees	328	742	743	1,105
Other income	2,024	1,715	5,532	5,354
Total noninterest income	8,394	9,867	26,406	23,433
NONINTEREST EXPENSE
Compensation and employee benefits	15,823	15,633	48,119	45,652
Occupancy and equipment	3,979	3,926	11,607	11,873
Data processing	2,090	1,943	6,007	5,564
Marketing	933	745	2,545	2,254
Professional services	1,453	830	3,515	2,508
State and local taxes	640	820	1,828	2,031
Federal deposit insurance premium	433	296	1,090	1,316
Other real estate owned, net	(88)	(142)	(36)	330
Amortization of intangible assets	319	359	966	1,057
Other expense	2,373	2,408	7,346	7,079
Total noninterest expense	27,955	26,818	82,987	79,664
Income before income taxes	14,546	15,160	42,854	39,466
Income tax expense	3,922	4,121	11,086	10,441
Net income	$10,624	$11,039	$31,768	$29,025
Basic earnings per common share	$0.35	$0.37	$1.06	$0.97
Diluted earnings per common share	$0.35	$0.37	$1.06	$0.97
Dividends declared per common share	$0.13	$0.12	$0.38	$0.35
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income	$10,624	$11,039	$31,768	$29,025
Change in fair value of investment securities available for sale, net of tax of $157, $(570), $2,442 and $4,983, respectively	289	(1,055)	4,528	9,223
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $(16), $(121), $(57) and $(388), respectively	(28)	(224)	(104)	(718)
Other comprehensive income (loss)	261	(1,279)	4,424	8,505
Comprehensive income	$10,885	$9,760	$36,192	$37,530
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock- holders’ equity
	(Dollars in thousands, except per share amounts)
Balance at December 31, 2015	29,975	$359,451	$107,960	$2,559	$469,970
Restricted stock awards granted, net of forfeitures	111	—	—	—	—
Exercise of stock options (including excess tax benefits from nonqualified stock options)	28	421	—	—	421
Stock-based compensation expense	—	1,367	—	—	1,367
Net excess tax benefits from vesting of restricted stock	—	99	—	—	99
Common stock repurchased	(167)	(2,887)	—	—	(2,887)
Net income	—	—	29,025	—	29,025
Other comprehensive income, net of tax	—	—	—	8,505	8,505
Cash dividends declared on common stock ($0.35 per share)	—	—	(10,488)	—	(10,488)
Balance at September 30, 2016	29,947	$358,451	$126,497	$11,064	$496,012

Balance at December 31, 2016	29,955	$359,060	$125,309	$(2,606)	$481,763
Restricted stock awards forfeited	(10)	—	—	—	—
Exercise of stock options	12	159	—	—	159
Stock-based compensation expense	—	1,568	—	—	1,568
Common stock repurchased	(28)	(674)	—	—	(674)
Net income	—	—	31,768	—	31,768
Other comprehensive income, net of tax	—	—	—	4,424	4,424
Cash dividends declared on common stock ($0.38 per share)	—	—	(11,400)	—	(11,400)
Balance at September 30, 2017	29,929	$360,113	$145,677	$1,818	$507,608
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$31,768	$29,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,117	9,543
Changes in net deferred loan costs, net of amortization	(656)	(971)
Provision for loan losses	2,882	3,754
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	8,315	(193)
Stock-based compensation expense	1,568	1,367
Net excess tax benefit from exercise of stock options and vesting of restricted stock	—	(119)
Amortization of intangible assets	966	1,057
Origination of loans held for sale	(82,767)	(99,513)
Proceeds from sale of loans	91,576	101,574
Earnings on bank owned life insurance	(1,108)	(1,086)
Valuation adjustment on other real estate owned	—	383
Gain on sale of loans, net	(6,562)	(5,406)
Gain on sale of investment securities, net	(161)	(1,106)
Gain on sale of assets held for sale	(53)	—
Gain on sale of other real estate owned, net	(111)	(173)
Loss on sale or write-off of furniture, equipment and leasehold improvements	12	107
Net cash provided by operating activities	53,786	38,243
Cash flows from investing activities:
Loans originated, net of principal payments	(178,800)	(190,798)
Maturities of other interest earning deposits	—	1,248
Maturities, calls and payments of investment securities available for sale	75,800	94,328
Purchase of investment securities available for sale	(101,017)	(188,164)
Purchase of premises and equipment	(2,221)	(5,128)
Proceeds from sales of other loans	24,142	12,931
Proceeds from sales of other real estate owned	374	2,486
Proceeds from sales of investment securities available for sale	21,850	94,380
Proceeds from sale of assets held for sale	265	—
Proceeds from redemption of Federal Home Loan Bank stock	21,788	15,416
Purchases of Federal Home Loan Bank stock	(23,567)	(16,356)
Proceeds from sale of premises and equipment	—	659
Purchase of bank owned life insurance	—	(8,000)
Capital contribution to low-income housing tax credit partnership	(8,506)	(3,315)
Net cash used in investing activities	(169,892)	(190,313)

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Cash flows from financing activities:
Net increase in deposits	91,170	134,134
Federal Home Loan Bank advances	582,500	403,100
Repayments of Federal Home Loan Bank advances	(544,700)	(385,400)
Common stock cash dividends paid	(11,400)	(10,488)
Net increase (decrease) in securities sold under agreement to repurchase	6,564	(789)
Proceeds from exercise of stock options	159	401
Net excess tax benefit from exercise of stock options and vesting of restricted stock	—	119
Repurchase of common stock	(674)	(2,887)
Net cash provided by financing activities	123,619	138,190
Net increase (decrease) in cash and cash equivalents	7,513	(13,880)
Cash and cash equivalents at beginning of period	103,745	126,640
Cash and cash equivalents at end of period	$111,258	$112,760

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,024	$4,533
Cash paid for income taxes	1,500	9,000

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$32	$677
Transfers of premises and equipment, net to prepaid expenses and other assets for properties held for sale	2,687	—
Investment in low income housing tax credit partnership and related funding commitment	14,267	19,663
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
On July 26, 2017, the Company announced the execution of a definitive agreement to purchase Puget Sound Bancorp, Inc., ("Puget Sound"), the holding company of Puget Sound Bank, a business bank headquartered in downtown Bellevue, Washington with one branch location and $567.2 million in total assets, $366.6 million in total loans receivables, net and $505.1 million in total deposits as of June 30, 2017. Upon consummation of the merger, the shareholders of Puget Sound will own approximately 13.5% of the combined company and Puget Sound will be merged into Heritage Bank. For additional information regarding the proposed transaction, see Note (16), Definitive Agreement.
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Annual Form 10-K”). In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. In preparing the unaudited Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ significantly from those estimates.
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
Stock-Based Compensation
Compensation cost is recognized for stock options, restricted stock awards and restricted stock units issued to employees and directors, based on the fair value of these awards at the date of grant. Compensation cost is recognized over the requisite service period, generally defined as the vesting period, on a straight-line basis. Compensation cost for restricted stock units with market-based vesting is recognized over the service period to the extent the restricted stock units are expected to vest. With the adoption of FASB Accounting Standards Update ("ASU" or "Update") 2016-09 on January 1, 2017, forfeitures are recognized as they occur.
The market price of the Company’s common stock at the date of grant is used to determine the fair value of the restricted stock awards and restricted stock units. The fair value of stock options granted is estimated based on the date of grant using the Black-Scholes-Merton option pricing model. Certain restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions and cliff vest based on those conditions, and the fair value is estimated using a Monte Carlo simulation pricing model. The assumptions used in the Black-Scholes-Merton option pricing model and the Monte Carlo simulation pricing model include the expected term based on the valuation date and the remaining contractual term of the award; the risk-free interest rate based on the U.S. Treasury curve at the valuation date of the award; the expected dividend yield based on expected dividends being payable to the holders; and the expected stock price volatility over the expected term based on the historical volatility over the equivalent historical term.
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
FASB ASU 2015-14, Revenue from Contracts with Customers (Topic 606), was issued in August 2015 and defers the effective date of the above-mentioned FASB ASU 2014-09 for certain entities. Public business entities, certain not-for-profit entities and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is now permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company expects to adopt the revenue recognition guidance on January 1, 2018 using the modified retrospective approach.  A significant amount of the Company’s revenues are derived from net interest income on financial assets and liabilities, which are excluded from the scope of the amended guidance.  With respect to noninterest income and related disclosures, the Company is in its preliminary stages of identifying and evaluating the revenue streams and underlying revenue contracts within the scope of the guidance. To date, the Company has not yet identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance; however, the Company’s implementation efforts are ongoing and such assessments may change prior to the January 1, 2018 implementation date. The Company expects to develop processes and procedures to ensure it is fully compliant with these amendments at the adoption date.
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
FASB ASU 2016-02, Leases (Topic 842) was originally issued in February 2016, to increase transparency and comparability of leases among organizations and to disclose key information about leasing arrangements. The Update sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Update requires lessees to apply a dual approach, classifying leases as either a finance or operating lease. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. All cash payments will be classified within operating activities in the statement of cash flows. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Update is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company anticipates adopting the Update on January 1, 2019. Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities on its Condensed Consolidated Statements of Financial Condition as a result of recognizing right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in its Condensed Consolidated Statements of Financial Condition.  During 2017, management began its evaluation of its leasing contracts and activities. Management is in the initial stages of developing its methodology to estimate the right-of use assets and lease liabilities. The Company anticipates electing an accounting policy to not recognize lease assets and lease liabilities for leases with a term of twelve months or less. The Company was committed to $14.7 million of minimum lease payments under noncancelable operating lease agreements at December 31, 2016. The Company does not expect the adoption of this amendment will have a significant impact to its Condensed Consolidated Financial Statements.
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
FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued in June 2016. Commonly referred to as the current expected credit loss model ("CECL"), this Update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events including historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial asset not excluded from the scope that have the contractual right to receive cash. The Update replaces the incurred loss impairment methodology, which generally only considered past events and current conditions, with a methodology that reflects the expected credit losses and required consideration of a broader range of reasonable and supportable information to estimate all expected credit losses. The Update additionally addresses purchased assets and introduces the purchased financial asset with a more-than-insignificant amount of credit deterioration since origination ("PCD"). The accounting for these PCD assets is similar to the existing accounting guidance of FASB Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for purchased credit impaired ("PCI") assets, except the subsequent improvements in estimated cash flows will be immediately recognized into income, similar to the immediate recognition of subsequent deteriorations in cash flows. Current guidance only allows for the prospective recognition of these cash flow improvements. Because the terminology has been changed to a "more-than-insignificant" amount of credit deterioration, the presumption is that more assets might qualify for this accounting under the Update than those under current guidance. For public business entities, the Update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for fiscal years after December 15, 2018. An entity will apply the Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. A prospective transition approach is required for debt securities. An entity that has previously applied the guidance of FASB ASC 310-30 will prospectively apply the guidance in this Update for PCD assets. A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. The Company is anticipating adopting the Update on January 1, 2020. Upon adoption, the Company expects a change in the processes, internal controls and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on PCI loans; however, the Company is still in the process of determining the magnitude of the increase and its impact on the Condensed Consolidated Financial Statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. During 2017, the Company's management created a CECL steering committee which will begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. To date, the CECL steering committee has reviewed proposals from several vendors to assist the Company in the adoption.
FASB ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, was issued in August 2016. The Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted and must be applied using a retrospective transitional method to each period presented. The Company has evaluated the new guidance and does not anticipate that its adoption of this Update on January 1, 2018 will have a significant impact on its Condensed Consolidated Financial Statements.
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

FASB ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities was issued in March 2017 and changes the accounting for certain purchased callable debt securities held at a premium to shorten the amortization period for the premium to the earliest call date rather than to the maturity date. Accounting for purchased callable debt securities held at a discount does not change. The discount would continue to amortize to the maturity date. The updated is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect the Update will have a material impact on its Condensed Consolidated Financial Statements as the Company had been accounting for premiums as prescribed under this guidance. The Company anticipates early adopting this Update in January 2018.

FASB ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting was issued in May 2017 to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this Update, an entity should account for the effects of a modification unless the fair value, vesting conditions and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. The Update is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company does not expect the Update will have a material impact on its Condensed Consolidated Financial Statements.

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

(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2017
U.S. Treasury and U.S. Government-sponsored agencies	$9,464	$12	$(73)	$9,403
Municipal securities	248,420	5,429	(1,043)	252,806
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	275,128	879	(1,646)	274,361
Commercial	214,793	699	(2,209)	213,283
Collateralized loan obligations	6,007	15	—	6,022
Corporate obligations	15,583	247	—	15,830
Other securities	27,850	505	—	28,355
Total	$797,245	$7,786	$(4,971)	$800,060

December 31, 2016
U.S. Treasury and U.S. Government-sponsored agencies	$1,563	$6	$—	$1,569
Municipal securities	237,305	2,427	(2,476)	237,256
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	310,391	985	(2,200)	309,176
Commercial	211,259	599	(3,540)	208,318
Collateralized loan obligations	10,505	4	(31)	10,478
Corporate obligations	16,611	104	(9)	16,706
Other securities	11,005	156	(19)	11,142
Total	$798,639	$4,281	$(8,275)	$794,645

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.
There were no securities classified as trading or held to maturity at September 30, 2017 or December 31, 2016.
The amortized cost and fair value of investment securities available for sale at September 30, 2017, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$6,556	$6,595
Due after one year through five years	121,518	122,740
Due after five years through ten years	248,291	248,603
Due after ten years	420,835	421,972
Investment securities with no stated maturities	45	150
Total	$797,245	$800,060

(b) Unrealized Losses and Other-Than-Temporary Impairments
The following table shows the gross unrealized losses and fair value of the Company's investment securities available for sale that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of September 30, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2017
U.S. Treasury and U.S. Government-sponsored agencies	$6,484	$(73)	$—	$—	$6,484	$(73)
Municipal securities	24,415	(362)	23,629	(681)	48,044	(1,043)
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	135,648	(1,111)	23,937	(535)	159,585	(1,646)
Commercial	112,595	(1,478)	38,099	(731)	150,694	(2,209)
Total	$279,142	$(3,024)	$85,665	$(1,947)	$364,807	$(4,971)

December 31, 2016
Municipal securities	$90,188	$(2,476)	$—	$—	$90,188	$(2,476)
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	181,562	(2,148)	10,854	(52)	192,416	(2,200)
Commercial	157,055	(3,446)	12,597	(94)	169,652	(3,540)
Collateralized loan obligations	2,976	(1)	2,969	(30)	5,945	(31)
Corporate obligations	4,032	(9)	—	—	4,032	(9)
Other securities	6,998	(19)	—	—	6,998	(19)
Total	$442,811	$(8,099)	$26,420	$(176)	$469,231	$(8,275)
(1) Issued and guaranteed by U.S. Government-sponsored agencies.
The Company has evaluated these investment securities available for sale as of September 30, 2017 and December 31, 2016 and has determined that the decline in their value is temporary. The unrealized losses are primarily due to increases in market interest rates and larger spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity date and/or as the pricing spreads narrow on mortgage-related securities. None of the underlying issuers of the municipal securities had credit ratings that were below investment grade levels at September 30, 2017 or December 31, 2016. The Company has the ability and intent to hold the investments until recovery of the securities' amortized cost, which may be the maturity date of the securities.
For the three and nine months ended September 30, 2017 and 2016, there were no investment securities determined to be other-than-temporarily impaired.

(c) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$40,997	$40,772	$214,834	$215,247
Repurchase agreements	12,620	12,724	29,481	29,294
Other securities pledged	201,783	203,482	3,557	3,546
Total	$255,400	$256,978	$247,872	$248,087

(3)	Loans Receivable
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
Commercial and industrial. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may include a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Commercial and industrial loans carry more risk than other loans because the borrowers’ cash flow is less predictable, and in the event of a default, the amount of loss is potentially greater and more difficult to quantify because the value of the collateral securing these loans may fluctuate, may be uncollectible, or may be obsolete or of limited use, among other things.

Commercial real estate. The Company originates commercial real estate loans primarily within its primary market areas. These loans are subject to underwriting standards and processes similar to commercial and industrial loans in that these loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate properties. Commercial real estate lending typically involves higher loan principal amounts and payments on loans, and repayment is dependent on successful operation and management of the properties. The value of the real estate securing these loans can be adversely affected by conditions in the real estate market or the economy. There is little difference in risk between owner-occupied commercial real estate loans and non-owner occupied commercial real estate loans.
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
The Company also originates indirect consumer loans. These loans are for new and used automobile and recreational vehicles that are originated indirectly by selected dealers located in the Company's market areas. The Company has limited its purchase of indirect loans primarily to dealerships that are established and well-known in their market areas and to applicants that are not classified as sub-prime.

Loans receivable at September 30, 2017 and December 31, 2016 consisted of the following portfolio segments and classes:

	September 30, 2017	December 31, 2016
	(In thousands)
Commercial business:
Commercial and industrial	$665,582	$637,773
Owner-occupied commercial real estate	602,238	558,035
Non-owner occupied commercial real estate	930,188	880,880
Total commercial business	2,198,008	2,076,688
One-to-four family residential	81,422	77,391
Real estate construction and land development:
One-to-four family residential	51,451	50,414
Five or more family residential and commercial properties	122,981	108,764
Total real estate construction and land development	174,432	159,178
Consumer	340,643	325,140
Gross loans receivable	2,794,505	2,638,397
Net deferred loan costs	3,008	2,352
Loans receivable, net	2,797,513	2,640,749
Allowance for loan losses	(31,400)	(31,083)
Total loans receivable, net	$2,766,113	$2,609,666
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within its primary market areas which are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County in Oregon, as well as other contiguous markets. The majority of the Company’s loan portfolio consists of (in order of balances at September 30, 2017) non-owner occupied commercial real estate, commercial and industrial and owner-occupied commercial real estate. As of September 30, 2017 and December 31, 2016, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.
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

The following tables present the balance of the loans receivable by credit quality indicator as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Pass	OAEM	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$625,387	$11,067	$29,128	$—	$665,582
Owner-occupied commercial real estate	576,313	8,305	17,620	—	602,238
Non-owner occupied commercial real estate	897,677	15,790	16,721	—	930,188
Total commercial business	2,099,377	35,162	63,469	—	2,198,008
One-to-four family residential	79,882	—	1,540	—	81,422
Real estate construction and land development:
One-to-four family residential	48,101	273	3,077	—	51,451
Five or more family residential and commercial properties	121,854	722	405	—	122,981
Total real estate construction and land development	169,955	995	3,482	—	174,432
Consumer	335,073	—	5,045	525	340,643
Gross loans receivable	$2,684,287	$36,157	$73,536	$525	$2,794,505

	December 31, 2016
	Pass	OAEM	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$601,273	$5,048	$31,452	$—	$637,773
Owner-occupied commercial real estate	532,585	4,437	21,013	—	558,035
Non-owner occupied commercial real estate	841,383	14,573	24,924	—	880,880
Total commercial business	1,975,241	24,058	77,389	—	2,076,688
One-to-four family residential	76,020	—	1,371	—	77,391
Real estate construction and land development:
One-to-four family residential	44,752	500	5,162	—	50,414
Five or more family residential and commercial properties	105,723	1,150	1,891	—	108,764
Total real estate construction and land development	150,475	1,650	7,053	—	159,178
Consumer	320,140	—	5,000	—	325,140
Gross loans receivable	$2,521,876	$25,708	$90,813	$—	$2,638,397

Potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans may include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of FASB ASC 310-30. Potential problem loans as of September 30, 2017 and December 31, 2016 were $84.1 million and $87.8 million, respectively. The balance of potential problem loans guaranteed by a governmental agency, which guarantee reduces the Company's credit exposure, was $1.7 million and $1.1 million as of September 30, 2017 and December 31, 2016, respectively.
(d) Nonaccrual Loans
Nonaccrual loans, segregated by segments and classes of loans, were as follows as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Commercial business:
Commercial and industrial	$4,056	$3,531
Owner-occupied commercial real estate	3,720	3,728
Non-owner occupied commercial real estate	1,907	1,321
Total commercial business	9,683	8,580
One-to-four family residential	84	94
Real estate construction and land development:
One-to-four family residential	869	2,008
Consumer	316	227
Nonaccrual loans	$10,952	$10,909
The Company had $2.5 million and $2.8 million of nonaccrual loans guaranteed by governmental agencies at September 30, 2017 and December 31, 2016, respectively.
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
The balances of past due loans, segregated by segments and classes of loans, as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$790	$1,014	$1,804	$663,778	$665,582
Owner-occupied commercial real estate	498	1,270	1,768	600,470	602,238
Non-owner occupied commercial real estate	—	2,085	2,085	928,103	930,188
Total commercial business	1,288	4,369	5,657	2,192,351	2,198,008
One-to-four family residential	—	—	—	81,422	81,422
Real estate construction and land development:
One-to-four family residential	1,038	309	1,347	50,104	51,451
Five or more family residential and commercial properties	366	—	366	122,615	122,981
Total real estate construction and land development	1,404	309	1,713	172,719	174,432
Consumer	1,738	657	2,395	338,248	340,643
Gross loans receivable	$4,430	$5,335	$9,765	$2,784,740	$2,794,505

	December 31, 2016
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,687	$1,733	$4,420	$633,353	$637,773
Owner-occupied commercial real estate	1,807	2,915	4,722	553,313	558,035
Non-owner occupied commercial real estate	733	—	733	880,147	880,880
Total commercial business	5,227	4,648	9,875	2,066,813	2,076,688
One-to-four family residential	523	—	523	76,868	77,391
Real estate construction and land development:
One-to-four family residential	90	2,008	2,098	48,316	50,414
Five or more family residential and commercial properties	—	377	377	108,387	108,764
Total real estate construction and land development	90	2,385	2,475	156,703	159,178
Consumer	2,292	105	2,397	322,743	325,140
Gross loans receivable	$8,132	$7,138	$15,270	$2,623,127	$2,638,397

There were no loans 90 days or more past due that were still accruing interest as of September 30, 2017 or December 31, 2016, excluding PCI loans.

(f) Impaired loans
Impaired loans include nonaccrual loans and performing troubled debt restructured ("TDR") loans. The balances of impaired loans as of September 30, 2017 and December 31, 2016 are set forth in the following tables.

	September 30, 2017
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$3,131	$8,581	$11,712	$12,060	$1,254
Owner-occupied commercial real estate	1,082	4,676	5,758	6,068	767
Non-owner occupied commercial real estate	4,749	6,034	10,783	10,927	895
Total commercial business	8,962	19,291	28,253	29,055	2,916
One-to-four family residential	—	304	304	311	96
Real estate construction and land development:
One-to-four family residential	1,347	—	1,347	2,305	—
Five or more family residential and commercial properties	—	658	658	658	39
Total real estate construction and land development	1,347	658	2,005	2,963	39
Consumer	160	274	434	457	60
Total	$10,469	$20,527	$30,996	$32,786	$3,111

	December 31, 2016
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$1,739	$10,636	$12,375	$13,249	$1,199
Owner-occupied commercial real estate	1,150	3,574	4,724	5,107	511
Non-owner occupied commercial real estate	4,905	6,413	11,318	11,386	797
Total commercial business	7,794	20,623	28,417	29,742	2,507
One-to-four family residential	—	321	321	325	97
Real estate construction and land development:
One-to-four family residential	2,243	828	3,071	3,755	6
Five or more family residential and commercial properties	—	1,079	1,079	1,079	60
Total real estate construction and land development	2,243	1,907	4,150	4,834	66
Consumer	48	262	310	325	64
Total	$10,085	$23,113	$33,198	$35,226	$2,734

The Company had governmental guarantees of $3.9 million and $3.5 million related to the impaired loan balances at September 30, 2017 and December 31, 2016, respectively.
The average recorded investment of impaired loans for the three and nine months ended September 30, 2017 and 2016 are set forth in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Commercial business:
Commercial and industrial	$11,171	$9,625	$11,190	$9,750
Owner-occupied commercial real estate	5,289	4,553	5,049	4,560
Non-owner occupied commercial real estate	11,037	12,107	11,198	12,232
Total commercial business	27,497	26,285	27,437	26,542
One-to-four family residential	307	265	312	267
Real estate construction and land development:
One-to-four family residential	2,157	3,177	2,530	3,253
Five or more family residential and commercial properties	860	1,619	967	1,746
Total real estate construction and land development	3,017	4,796	3,497	4,999
Consumer	346	885	328	907
Total	$31,167	$32,231	$31,574	$32,715
For the three and nine months ended September 30, 2017 and 2016, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three and nine months ended September 30, 2017, the Bank recorded $366,000 and $1.0 million, respectively, of interest income related to performing TDR loans. For the three and nine months ended September 30, 2016, the Bank recorded $156,000 and $501,000, respectively, of interest income related to performing TDR loans.
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
The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR loans as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
TDR loans	$20,044	$5,903	$22,288	$6,900
Allowance for loan losses on TDR loans	2,136	555	1,965	437

The unfunded commitment to borrowers related to TDRs was $160,000 and $249,000 at September 30, 2017 and December 31, 2016, respectively.

Loans that were modified as TDRs during the three and nine months ended September 30, 2017 and 2016 are set forth in the following tables:

	Three Months Ended September 30,
	2017		2016
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	4	$1,353	8	$2,324
Owner-occupied commercial real estate	2	1,299	2	576
Non-owner occupied commercial real estate	1	655	1	818
Total commercial business	7	3,307	11	3,718
Real estate construction and land development:
One-to-four family residential	—	—	5	2,274
Five or more family residential and commercial properties	—	—	1	1,606
Total real estate construction and land development	—	—	6	3,880
Consumer	4	52	2	26
Total TDR loans	11	$3,359	19	$7,624

	Nine Months Ended September 30,
	2017		2016
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	13	$5,564	15	$2,915
Owner-occupied commercial real estate	3	1,351	2	576
Non-owner occupied commercial real estate	2	1,596	1	818
Total commercial business	18	8,511	18	4,309
Real estate construction and land development:
One-to-four family residential	2	1,038	5	2,274
Five or more family residential and commercial properties	—	—	1	1,606
Total real estate construction and land development	2	1,038	6	3,880
Consumer	5	60	6	70
Total TDR loans	25	$9,609	30	$8,259

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three and nine months ended September 30, 2017 and 2016.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).

Of the 11 loans modified during the three months ended September 30, 2017, seven loans with a total outstanding principal balance of $2.1 million had no prior modifications. Of the 25 loans modified during the nine months ended September 30, 2017, 15 loans with a total outstanding principal balance of $5.0 million had no prior modifications. Of the 19 loans modified during the three months ended September 30, 2016, eight loans with a total outstanding principal balance of $1.4 million had no prior modifications. Of the 30 loans modified during the nine months ended September 30, 2016, 15 loans with a total outstanding principal balance of $1.7 million had no prior modifications. The remaining loans included in the table above for the three and nine months ended September 30, 2017 and 2016 were previously reported as TDRs. The Bank typically grants shorter extension periods to continually monitor these TDRs despite the fact that the extended date might not be the date the Bank expects sufficient cash flow from these borrowers. The Company does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR and are adjusted, as necessary, in the current period based on more recent information. The related specific valuation allowance at September 30, 2017 was $1.1 million for loans that were modified as TDRs during the nine months ended September 30, 2017.
There was one commercial and industrial loan totaling $234,000 at September 30, 2017 that was modified during the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2017 because the borrower was more than 90 days delinquent on their scheduled loan payments. There were no loans that were modified during the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2016.

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
The following table reflects the outstanding principal balance and recorded investment of the PCI loans at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$9,220	$5,001	$13,067	$9,317
Owner-occupied commercial real estate	14,059	12,492	17,639	15,973
Non-owner occupied commercial real estate	15,026	13,058	25,037	23,360
Total commercial business	38,305	30,551	55,743	48,650
One-to-four family residential	4,426	3,983	5,120	4,905
Real estate construction and land development:
One-to-four family residential	2,928	1,749	2,958	2,123
Five or more family residential and commercial properties	2,392	2,284	2,614	2,488
Total real estate construction and land development	5,320	4,033	5,572	4,611
Consumer	3,998	5,129	5,296	6,282
Gross PCI loans	$52,049	$43,696	$71,731	$64,448

On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at the beginning of the period	$12,296	$15,359	$13,860	$17,592
Accretion	(796)	(1,178)	(2,725)	(3,900)
Disposal and other	(1,287)	(491)	(2,430)	(2,921)
Change in accretable yield	939	1,214	2,447	4,133
Balance at the end of the period	$11,152	$14,904	$11,152	$14,904

(4)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio. The following tables detail the activity in the allowance for loan losses disaggregated by segment and class for the three and nine months ended September 30, 2017:

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended September 30, 2017
Commercial business:
Commercial and industrial	$10,651	$(3)	$4	$(772)	$9,880
Owner-occupied commercial real estate	4,154	(1,494)	4	1,397	4,061
Non-owner occupied commercial real estate	7,709	—	—	(415)	7,294
Total commercial business	22,514	(1,497)	8	210	21,235
One-to-four family residential	1,073	(15)	—	(21)	1,037
Real estate construction and land development:
One-to-four family residential	821	(556)	191	337	793
Five or more family residential and commercial properties	1,666	—	—	(271)	1,395
Total real estate construction and land development	2,487	(556)	191	66	2,188
Consumer	5,710	(478)	112	453	5,797
Unallocated	967	—	—	176	1,143
Total	$32,751	$(2,546)	$311	$884	$31,400

Nine Months Ended September 30, 2017
Commercial business:
Commercial and industrial	$10,968	$(361)	$679	$(1,406)	$9,880
Owner-occupied commercial real estate	3,661	(1,579)	155	1,824	4,061
Non-owner occupied commercial real estate	7,753	—	—	(459)	7,294
Total commercial business	22,382	(1,940)	834	(41)	21,235
One-to-four family residential	1,015	(15)	1	36	1,037
Real estate construction and land development:
One-to-four family residential	797	(556)	201	351	793
Five or more family residential and commercial properties	1,359	—	—	36	1,395
Total real estate construction and land development	2,156	(556)	201	387	2,188
Consumer	5,024	(1,419)	329	1,863	5,797
Unallocated	506	—	—	637	1,143
Total	$31,083	$(3,930)	$1,365	$2,882	$31,400

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of September 30, 2017.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,254	$7,589	$1,037	$9,880
Owner-occupied commercial real estate	767	2,434	860	4,061
Non-owner occupied commercial real estate	895	5,389	1,010	7,294
Total commercial business	2,916	15,412	2,907	21,235
One-to-four family residential	96	740	201	1,037
Real estate construction and land development:
One-to-four family residential	—	568	225	793
Five or more family residential and commercial properties	39	1,259	97	1,395
Total real estate construction and land development	39	1,827	322	2,188
Consumer	60	4,991	746	5,797
Unallocated	—	1,143	—	1,143
Total	$3,111	$24,113	$4,176	$31,400
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of September 30, 2017:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$11,712	$648,869	$5,001	$665,582
Owner-occupied commercial real estate	5,758	583,988	12,492	602,238
Non-owner occupied commercial real estate	10,783	906,347	13,058	930,188
Total commercial business	28,253	2,139,204	30,551	2,198,008
One-to-four family residential	304	77,135	3,983	81,422
Real estate construction and land development:
One-to-four family residential	1,347	48,355	1,749	51,451
Five or more family residential and commercial properties	658	120,039	2,284	122,981
Total real estate construction and land development	2,005	168,394	4,033	174,432
Consumer	434	335,080	5,129	340,643
Total	$30,996	$2,719,813	$43,696	$2,794,505

The following tables detail activity in the allowance for loan losses disaggregated by segment and class for the three and nine months ended September 30, 2016.

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
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2016:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$12,375	$616,081	$9,317	$637,773
Owner-occupied commercial real estate	4,724	537,338	15,973	558,035
Non-owner occupied commercial real estate	11,318	846,202	23,360	880,880
Total commercial business	28,417	1,999,621	48,650	2,076,688
One-to-four family residential	321	72,165	4,905	77,391
Real estate construction and land development:
One-to-four family residential	3,071	45,220	2,123	50,414
Five or more family residential and commercial properties	1,079	105,197	2,488	108,764
Total real estate construction and land development	4,150	150,417	4,611	159,178
Consumer	310	318,548	6,282	325,140
Total	$33,198	$2,540,751	$64,448	$2,638,397

(5)	Other Real Estate Owned
Changes in other real estate owned during the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at the beginning of the period	$786	$1,560	$754	$2,019
Additions	—	25	32	677
Proceeds from dispositions	(374)	(1,716)	(374)	(2,486)
Gain on sales, net	111	131	111	173
Valuation adjustment	—	—	—	(383)
Balance at the end of the period	$523	$—	$523	$—

At September 30, 2017, the carrying amount of other real estate owned that was the result of foreclosure and obtaining physical possession of residential real estate properties was $523,000. At September 30, 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties (included in the one-to-four family residential loan class in Note (3) Loans Receivable) for which formal foreclosure proceedings were in process was $657,000.

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
There were no additions to goodwill during the three and nine months ended September 30, 2017 and 2016.
At September 30, 2017, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value and therefore no goodwill impairment charges were required, or recorded, for the three and nine months ended September 30, 2017. Similarly, no goodwill impairment charges were required, or recorded, for the three and nine months ended September 30, 2016. Even though there was no goodwill impairment at September 30, 2017, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s operating results.
(b) Other Intangible Assets
The other intangible assets represent the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI related to the Washington Banking Merger, the acquisitions of Valley, NCB and Cowlitz were estimated to be ten, ten, five and nine years, respectively.
The following table presents the change in the other intangible assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at the beginning of the period	$6,727	$8,091	$7,374	$8,789
Less: Amortization	319	359	966	1,057
Balance at the end of the period	$6,408	$7,732	$6,408	$7,732

(7)	Other Borrowings
(a) Federal Home Loan Bank Advances
The Federal Home Loan Bank ("FHLB") of Des Moines functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At September 30, 2017, the Bank maintained a credit facility with the FHLB of Des Moines for $662.4 million and had short-term FHLB advances outstanding of $117.4 million with maturity dates within 30 days. At December 31, 2016 there were FHLB advances outstanding of $79.6 million.
The following table sets forth the details of FHLB advances during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Average balance during the period	$111,293	$5,618	$106,553	$11,608
Maximum month-end balance during the period	$126,200	$17,700	$137,450	$57,300
Weighted average rate during the period	1.53%	0.57%	1.09%	0.54%
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

(b) Federal Funds Purchased
The Bank maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank and Pacific Coast Bankers’ Bank to purchase federal funds of up to $90.0 million as of September 30, 2017. The lines generally mature annually or are reviewed annually. As of September 30, 2017 and December 31, 2016, there were no federal funds purchased.
(c) Credit facilities
The Bank maintains a credit facility with the Federal Reserve Bank of San Francisco for $50.6 million as of September 30, 2017, of which there were no borrowings outstanding as of September 30, 2017 or December 31, 2016. Any advances on the credit facility would have to be first secured by the Bank's investment securities or loans receivable.

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
The adjustable rate of the trust preferred securities at September 30, 2017 was 2.89%. The weighted average rate of the junior subordinated debentures was 5.20% and 5.05% for the three and nine months ended September 30, 2017, respectively, and 4.49% and 4.43% for the three and nine months ended September 30, 2016, respectively. The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.
The junior subordinated debentures are the sole assets of the Trust and payments under the junior subordinated debentures are the sole revenues of the Trust. At September 30, 2017 and December 31, 2016, the balance of the junior subordinated debentures, net of unaccreted discount, was $19.9 million and $19.7 million, respectively. All of the common securities of the Trust are owned by the Company. Heritage has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements.

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
The following table presents the Company's repurchase agreement obligations by class of collateral pledged:

	September 30, 2017	December 31, 2016
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$—	$2,944
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	12,336	5,191
Commercial	16,332	13,969
Total repurchase agreements	$28,668	$22,104
(1) Issued and guaranteed by U.S. Government-sponsored agencies.

(10)	Derivative Financial Instruments
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
The notional amounts and estimated fair values of interest rate derivative contracts outstanding at September 30, 2017 and December 31, 2016 are presented in the following table.

	September 30, 2017		December 31, 2016
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swaps with customer (1)	$134,295	$74	$102,709	$(1,099)
Interest rate swap with third party (1)	134,295	(74)	102,709	1,099
 (1) The estimated fair value of the derivative included in prepaid and other assets on the Condensed Consolidated Statements of Financial Condition was $3.3 million and $2.8 million as of September 30, 2017 and December 31, 2016, respectively. The estimated fair value of the derivative included in accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition was $3.3 million and $2.8 million as of September 30, 2017 and December 31, 2016, respectively.

(11)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income:
Net income	$10,624	$11,039	$31,768	$29,025
Less: Dividends and undistributed earnings allocated to participating securities	(64)	(102)	(228)	(280)
Net income allocated to common shareholders	$10,560	$10,937	$31,540	$28,745
Basic:
Weighted average common shares outstanding	29,929,721	29,962,270	29,940,276	29,968,034
Less: Restricted stock awards	(146,425)	(277,495)	(192,186)	(292,832)
Total basic weighted average common shares outstanding	29,783,296	29,684,775	29,748,090	29,675,202
Diluted:
Basic weighted average common shares outstanding	29,783,296	29,684,775	29,748,090	29,675,202
Effect of potentially dilutive common shares (1)	107,414	11,031	86,004	12,543
Total diluted weighted average common shares outstanding	29,890,710	29,695,806	29,834,094	29,687,745

(1)	Represents the effect of the assumed exercise of stock options and vesting of restricted stock units.
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and nine months ended September 30, 2017 and the three months ended September 30, 2016, there were no anti-dilutive shares outstanding related to options to acquire common stock. For the nine months ended September 30, 2016, anti-dilutive shares outstanding related to options to acquire common stock totaled 580 as the assumed proceeds from exercise price, tax benefits and future compensation were in excess of the market value.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity for the nine months ended September 30, 2017 and calendar year 2016.

Declared	Cash Dividend per Share	Record Date	Paid Date
January 27, 2016	$0.11	February 10, 2016	February 24, 2016
April 20, 2016	$0.12	May 5, 2016	May 19, 2016
July 20, 2016	$0.12	August 4, 2016	August 18, 2016
October 26, 2016	$0.12	November 8, 2016	November 22, 2016
October 26, 2016	$0.25	November 8, 2016	November 22, 2016	*
January 25, 2017	$0.12	February 9, 2017	February 23, 2017
April 25, 2017	$0.13	May 10, 2017	May 24, 2017
July 25, 2017	$0.13	August 10, 2017	August 24, 2017
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
The following table provides total repurchased shares and average share prices under the plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	Plan Total (1)
Eleventh Plan
Repurchased shares	—	38,000	—	138,000	579,996
Stock repurchase average share price	$—	$17.46	$—	$17.16	$16.76
(1) Represents shares repurchased and average price per share paid during the duration of the plan.
In addition to the stock repurchases disclosed in the table above, the Company repurchased shares to pay withholding taxes on the vesting of restricted stock. During the three and nine months ended September 30, 2017, the Company repurchased 344 and 27,711 shares of common stock at an average price per share of $25.80 and $24.61 to pay withholding taxes on the vesting of restricted stock that vested during the respective periods. During the three and nine months ended September 30, 2016, the Company repurchased 5,276 and 29,206 shares of common stock at an average price per share of $18.64 and $17.77 to pay withholding taxes on the vesting of restricted stock that vested during the respective periods.

(12)	Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, during the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30, 2017 (1)	Nine Months Ended September 30, 2017 (1)
	(In thousands)
Balance of AOCI at the beginning of period	$1,557	$(2,606)
Other comprehensive income before reclassification	289	4,528
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(28)	(104)
Net current period other comprehensive income	261	4,424
Balance of AOCI at the end of period	$1,818	$1,818
(1) All amounts are due to the changes in fair value of available for sale securities and are net of tax.

	Three Months Ended September 30, 2016 (1)	Nine Months Ended September 30, 2016 (1)
	(In thousands)
Balance of AOCI at the beginning of period	$12,343	$2,559
Other comprehensive income before reclassification	(1,055)	9,223
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	(224)	(718)
Net current period other comprehensive income	(1,279)	8,505
Balance of AOCI at the end of period	$11,064	$11,064
(1) All amounts are due to the changes in fair value of available for sale securities and are net of tax.

(13)	Stock-Based Compensation
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
Under the Company's stock-based compensation plans, 1,073,146 shares remain available for future issuance as of September 30, 2017.
(a) Stock Option Awards
For the three and nine months ended September 30, 2017 and 2016, the Company did not recognize any compensation expense or related tax benefit related to stock options as all of the compensation expense related to the outstanding stock options had been previously recognized. The intrinsic value and cash proceeds from options exercised during the nine months ended September 30, 2017 was $156,000 and $159,000, respectively. The intrinsic value and cash proceeds from options exercised during the nine months ended September 30, 2016 was $99,000 and $401,000, respectively.
The following table summarizes the stock option activity for the nine months ended September 30, 2017 and 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2015	79,408	$14.19
Exercised	(27,867)	14.37
Forfeited or expired	(4,200)	16.80
Outstanding at September 30, 2016	47,341	$13.85	2.80	$194

Outstanding at December 31, 2016	37,495	$13.77
Exercised	(12,304)	12.92
Forfeited or expired	(1,308)	13.53
Outstanding, vested and expected to vest and exercisable at September 30, 2017	23,883	$14.23	2.45	$365

(b) Restricted Stock Awards
For the three and nine months ended September 30, 2017, the Company recognized compensation expense related to restricted stock awards of $292,000 and $1.1 million, respectively, and a related tax benefit of $102,000 and $384,000, respectively. For the three and nine months ended September 30, 2016, the Company recognized compensation expense related to restricted stock awards of $494,000 and $1.4 million, respectively, and a related tax benefit of $173,000 and $479,000, respectively. As of September 30, 2017, the total unrecognized compensation expense related to non-vested restricted stock awards was $1.8 million and the related weighted average period over which the compensation expense is expected to be recognized is approximately 1.78 years. The vesting date fair value of the restricted stock awards that vested during the nine months ended September 30, 2017 and 2016 was $2.7 million and $2.0 million, respectively.
The following table summarizes the restricted stock award activity for the nine months ended September 30, 2017 and 2016:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2015	264,521	$15.92
Granted	119,939	17.53
Vested	(111,357)	15.62
Forfeited	(9,216)	16.57
Nonvested at September 30, 2016	263,887	$16.76

Nonvested at December 31, 2016	261,296	$16.80
Granted	—	—
Vested	(107,202)	16.49
Forfeited	(10,418)	16.80
Nonvested at September 30, 2017	143,676	$17.02

(c) Restricted Stock Units
For the three and nine months ended September 30, 2017, the Company recognized compensation expense related to restricted stock units of $236,000 and $472,000, respectively, and a related tax benefit of $83,000 and $165,000, respectively. As of September 30, 2017, the total unrecognized compensation expense related to non-vested restricted stock units was $1.8 million and the related weighted average period over which the compensation expense is expected to be recognized is approximately 2.26 years.
The following table summarizes the restricted stock unit activity for the nine months ended September 30, 2017:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2016	—	$—
Granted	92,019	25.29
Vested	—	—
Forfeited	(1,812)	25.35
Nonvested at September 30, 2017	90,207	$25.29
The following table summarizes the assumptions used in the Monte Carlo model for restricted stock unit grants with market-based conditions during the nine months ended September 30, 2017:

Shares	Expected Term in Years	Weighted-Average Risk Free Interest Rate	Expected Volatility	Expected Dividend Yield	Weighted-Average Fair Value
6,089	2.85	1.40%	21.8%	—%	$24.39

(14)	Fair Value Measurements
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
Impaired Loans:
At the time a loan is considered impaired, its impairment is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price, or the fair market value of the collateral if the loan is collateral-dependent. Impaired loans for which impairment is measured using the discounted cash flow approach are not considered to be measured at fair value because the loan’s effective interest rate is generally not a fair value input, and for the purposes of fair value disclosures, the fair value of these loans are measured commensurate with non-impaired loans. If the Company utilizes the fair market value of the collateral method, the fair value used to measure impairment is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value based on the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business (Level 3). Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$9,403	$—	$9,403	$—
Municipal securities	252,806	—	252,806	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	274,361	—	274,361	—
Commercial	213,283	—	213,283	—
Collateralized loan obligations	6,022	—	6,022	—
Corporate obligations	15,830	—	15,830	—
Other securities	28,355	150	28,205	—
Total investment securities available for sale	800,060	150	799,910	—
Derivative assets - interest rate swaps	3,308	—	3,308	—
Liabilities
Derivative liabilities - interest rate swaps	$3,308	$—	$3,308	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$1,569	$—	$1,569	$—
Municipal securities	237,256	—	237,256	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	309,176	—	309,176	—
Commercial	208,318	—	208,318	—
Collateralized loan obligations	10,478	—	10,478	—
Corporate obligations	16,706	—	16,706	—
Other securities	11,142	123	11,019	—
Total investment securities available for sale	794,645	123	794,522	—
Derivative assets - interest rate swaps	2,804	—	2,804	—
Liabilities
Derivative liabilities - interest rate swaps	$2,804	$—	$2,804	$—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2017 and 2016.
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
The tables below represent assets measured at fair value on a nonrecurring basis at September 30, 2017 and December 31, 2016 and the net losses (gains) recorded in earnings during three and nine months ended September 30, 2017 and 2016.

	Basis(1)	Fair Value at September 30, 2017
		Total	Level 1	Level 2	Level 3	Net Losses Recorded in Earnings During the Three Months Ended September 30, 2017	Net Losses (Gains) Recorded in Earnings During the Nine Months Ended September 30, 2017
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$172	$163	$—	$—	$163	$—	$7
Owner-occupied commercial real estate	182	179	—	—	179	—	8
Total commercial business	354	342	—	—	342	—	15
Total assets measured at fair value on a nonrecurring basis	$354	$342	$—	$—	$342	$—	$15

(1)	Basis represents the unpaid principal balance of impaired loans.

	Basis(1)	Fair Value at December 31, 2016
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended September 30, 2016	Net Losses (Gains) Recorded in Earnings During the Nine Months Ended September 30, 2016
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$205	$200	$—	$—	$200	$24	$25
Owner-occupied commercial real estate	780	603	—	—	603	23	(2)
Total commercial business	985	803	—	—	803	47	23
Real estate construction and land development:
One-to-four family residential	828	822	—	—	822	(13)	(26)
Total real estate construction and land development	828	822	—	—	822	(13)	(26)
Consumer	16	9	—	—	9	—	—
Total assets measured at fair value on a nonrecurring basis	$1,829	$1,634	$—	$—	$1,634	$34	$(3)

(1)	Basis represents the unpaid principal balance of impaired loans.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016.

	September 30, 2017
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$342	Market approach	Adjustment for differences between the comparable sales	(23.8%) - 23.0%; (2.8%)

	December 31, 2016
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$1,634	Market approach	Adjustment for differences between the comparable sales	(23.8%) - 63.9%; 20.4%

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

	September 30, 2017
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$111,258	$111,258	$111,258	$—	$—
Investment securities available for sale	800,060	800,060	150	799,910	—
Federal Home Loan Bank stock	9,343	N/A	N/A	N/A	N/A
Loans held for sale	5,368	5,553	—	5,553	—
Total loans receivable, net	2,766,113	2,772,338	—	—	2,772,338
Accrued interest receivable	12,295	12,295	3	3,770	8,522
Derivative assets - interest rate swaps	3,308	3,308	—	3,308	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	2,925,637	2,925,637	2,925,637	—	—
Certificate of deposit accounts	395,181	394,164	—	394,164	—
Federal Home Loan Bank advances	117,400	117,400	—	117,400	—
Securities sold under agreement to repurchase	28,668	28,668	28,668	—	—
Junior subordinated debentures	19,936	15,250	—	—	15,250
Accrued interest payable	148	148	42	73	33
Derivative liabilities - interest rate swaps	3,308	3,308	—	3,308	—

	December 31, 2016
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$103,745	$103,745	$103,745	$—	$—
Investment securities available for sale	794,645	794,645	123	794,522	—
Federal Home Loan Bank stock	7,564	N/A	N/A	N/A	N/A
Loans held for sale	11,662	11,988	—	11,988	—
Loans receivable, net of allowance for loan losses	2,609,666	2,675,811	—	—	2,675,811
Accrued interest receivable	10,925	10,925	3	3,472	7,450
Derivative assets - interest rate swaps	2,804	2,804	—	2,804	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$2,872,247	$2,872,247	$2,872,247	$—	$—
Certificate of deposit accounts	357,401	357,536	—	357,536	—
Federal Home Loan Bank advances	79,600	79,600	—	79,600	—
Securities sold under agreement to repurchase	22,104	22,104	22,104	—	—
Junior subordinated debentures	19,717	15,000	—	—	15,000
Accrued interest payable	215	215	44	142	29
Derivative liabilities - interest rate swaps	2,804	2,804	—	2,804	—
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

Deposits:
For deposits with no contractual maturity, the fair value is assumed to equal the carrying value (Level 1). The fair value of certificate of deposit accounts is based on discounted cash flows using the difference between the deposit rate and the rates offered by the Company for deposits of similar remaining maturities (Level 2).
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

(16)	Definitive Agreement
On July 26, 2017 the Company announced the execution of a definitive agreement with Puget Sound under which Heritage will acquire Puget Sound in an all-stock transaction valued at approximately $126.1 million based on the closing price of Heritage common stock of $27.15 on July 26, 2017. Puget Sound is a business bank headquartered in Bellevue, Washington with one branch location. Under the terms of the agreement, Puget Sound shareholders will receive 1.320 shares of Heritage common stock for each share of Puget Sound common stock, subject to potential adjustment. The value of the consideration will fluctuate until closing based on the value of Heritage's stock price and may be adjusted by a cap and collar in certain circumstances. The definitive agreement has been unanimously approved by the boards of directors of both Heritage and Puget Sound. The merger is subject to regulatory approvals, approval by Puget Sound shareholders and certain other customary closing conditions and is expected to close in the first quarter of 2018.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and nine months ended September 30, 2017. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, and the December 31, 2016 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview
Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly-owned financial institution subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on our commercial banking relationships, market expansion and asset quality. At September 30, 2017, we had total assets of $4.05 billion and total stockholders’ equity of $507.6 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
Our business consists primarily of commercial lending and deposit relationships with small businesses and their owners in our market areas and attracting deposits from the general public. We also make real estate construction and land development loans and consumer loans. We additionally originate for sale or for investment purposes one-to-four family residential loans on residential properties located primarily in our markets.
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
Our net income is affected by many factors, including the provision for loan losses. The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The allowance for loan losses reflects the amount that we believe is appropriate to provide for probable incurred credit losses in our loan portfolio.
Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of service charges and other fees, gain on sale of loans (net) and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, and data processing. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses are the fixed and variable costs of buildings and equipment, and consist primarily of lease payments, depreciation charges, maintenance, and costs of utilities. Data processing consists primarily of processing and network services related to the Bank’s core operating system, including account processing systems, electronic payments processing of products and services, and internet and mobile banking channels.
Results of operations may also be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities. Other income and other expenses are also impacted by growth of operations and growth in the number of loan and deposit accounts through acquisitions and core banking business growth.

Earnings Summary
Comparison of quarter ended September 30, 2017 to the comparable quarter in the prior year
Net income was $10.6 million, or $0.35 per diluted common share, for the three months ended September 30, 2017 compared to $11.0 million, or $0.37 per diluted common share, for the three months ended September 30, 2016. The $415,000, or 3.8% decrease in net income for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily the result of a $1.5 million, or 14.9% decrease in noninterest income and a $1.1 million, or 4.2% increase in noninterest expense, partially offset by a $1.4 million, or 4.1%, increase in net interest income and a $611,000, or 40.9%, decrease in provision for loan losses.
Net interest income as a percentage of average interest earning assets (net interest margin) decreased 10 basis points to 3.85% for the three months ended September 30, 2017 compared to 3.95% for the same period in 2016.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio was 64.4% for the three months ended September 30, 2017 compared to 61.7% for the three months ended September 30, 2016 and the change was attributable to the decrease in noninterest income and the increase in noninterest expense.
Comparison of nine months ended September 30, 2017 to the comparable period in the prior year
Net income was $31.8 million, or $1.06 per diluted common share, for the nine months ended September 30, 2017 compared to $29.0 million, or $0.97 per diluted common share, for the nine months ended September 30, 2016. The $2.7 million, or 9.5% increase in net income for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily the result of a $3.0 million, or 12.7% increase in noninterest income and a $2.9 million, or 2.9%, increase in net interest income, partially offset by a $3.3 million, or 4.2% increase in noninterest expense.
The net interest margin decreased 11 basis points to 3.89% for the nine months ended September 30, 2017 compared to 4.00% for the same period in 2016.
The Company’s efficiency ratio improved to 64.5% for the nine months ended September 30, 2017 from 64.8% for the nine months ended September 30, 2016. The improvement in the efficiency ratio for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily attributable to the increases in noninterest income and net interest income.
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
Comparison of quarter ended September 30, 2017 to the comparable quarter in the prior year
Net interest income increased $1.4 million, or 4.1%, to $35.0 million for the three months ended September 30, 2017 compared to $33.6 million for the same period in 2016. The following table provides relevant net interest income information for the dates indicated.

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$2,737,535	$32,595	4.72%	$2,526,150	$30,915	4.87%
Taxable securities	562,256	3,117	2.20	588,749	2,888	1.95
Nontaxable securities (3)	229,683	1,354	2.34	225,994	1,235	2.17
Other interest earning assets	72,643	258	1.41	42,934	76	0.70
Total interest earning assets	3,602,117	37,324	4.11%	3,383,827	35,114	4.13%
Noninterest earning assets	418,100			408,634
Total assets	$4,020,217			$3,792,461
Interest Bearing Liabilities:
Certificates of deposit	$394,345	$633	0.64%	$378,407	$468	0.49%
Savings accounts	494,990	360	0.29	507,523	214	0.17
Interest bearing demand and money market accounts	1,499,335	635	0.17	1,480,220	587	0.16
Total interest bearing deposits	2,388,670	1,628	0.27	2,366,150	1,269	0.21
FHLB advances and other borrowings	111,293	428	1.53	5,618	8	0.57
Securities sold under agreement to repurchase	28,999	16	0.22	18,861	10	0.21
Junior subordinated debentures	19,897	261	5.20	19,602	221	4.49
Total interest bearing liabilities	2,548,859	2,333	0.36%	2,410,231	1,508	0.25%
Demand and other noninterest bearing deposits	916,074			844,468
Other noninterest bearing liabilities	50,022			44,378
Stockholders’ equity	505,262			493,384
Total liabilities and stockholders’ equity	$4,020,217			$3,792,461
Net interest income		$34,991			$33,606
Net interest spread			3.75%			3.88%
Net interest margin			3.85%			3.95%
Average interest earning assets to average interest bearing liabilities			141.32%			140.39%

(1)	Annualized

(2)	The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.

(3)	Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Interest Income
Total interest income increased $2.2 million, or 6.3%, to $37.3 million for the three months ended September 30, 2017 compared to $35.1 million for the same period in 2016. The balance of average interest earning assets increased $218.3 million, or 6.5%, to $3.60 billion for the three months ended September 30, 2017 from $3.38 billion for the three months ended September 30, 2016 and the average yield on total interest earning assets decreased two basis points to 4.11% for the three months ended September 30, 2017 compared to 4.13% for the three months ended September 30, 2016.
Interest income from interest and fees on loans increased $1.7 million, or 5.4%, to $32.6 million for the three months ended September 30, 2017 from $30.9 million for the same period in 2016 primarily due to an increase in average loans receivable of $211.4 million, or 8.4%, as a result of loan growth, offset partially by a 15 basis point decrease in the average loan yield to 4.72% for the three months ended September 30, 2017 from 4.87% for the three months ended September 30, 2016. The decrease in average loan yield was due primarily to a decrease in incremental accretion income on purchased loans and secondarily to a decrease in contractual note rates.

The following table presents the average loan yield and effects of the incremental accretion on purchased loans for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Average loan yield, excluding incremental accretion on purchased loans (1)	4.57%	4.63%
Impact on average loan yield from incremental accretion on purchased loans (1)	0.15%	0.24%
Average loan yield	4.72%	4.87%

Incremental accretion on purchased loans (1)	$1,036	$1,530

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

Incremental accretion income was $1.0 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively. The decrease in the incremental accretion was primarily a result of a continued decline in the purchased loan balances and a decrease in the prepayments of purchased loans during the three months ended September 30, 2017 compared to the same period in 2016. The incremental accretion is expected to continue to decrease as the balance of the purchased loans continues to decrease.
Total interest income increased primarily due to the increase in interest and fees on loans discussed above and secondarily due to a $348,000, or 8.4%, increase in interest income on investment securities to $4.5 million during the three months ended September 30, 2017 from $4.1 million for the three months ended September 30, 2016. The increase in income on investment securities was a result of an increase in average investment yields for the three months ended September 30, 2017 compared to the same period in 2016, offset partially by a decrease in the average balance of investment securities. Average yields on taxable securities increased 25 basis points to 2.20% for the three months ended September 30, 2017 from 1.95% for the same period in 2016. Average yields on nontaxable securities increased 17 basis points to 2.34% for the three months ended September 30, 2017 from 2.17% for the same period in 2016. The average balance of investment securities decreased $22.8 million, or 2.8%, to $791.9 million during the three months ended September 30, 2017 from $814.7 million during the three months ended September 30, 2016. The Company has actively managed its investment securities portfolio to mitigate declining trends in loan yields.
Average other interest earning assets increased $29.7 million, or 69.2%, to $72.6 million for the three months ended September 30, 2017 compared to $42.9 million for the three months ended September 30, 2016. The increase was due primarily to an increase in interest earning deposits, as the Bank held more funds in interest earning accounts at the Federal Reserve Bank of San Francisco compared to the same period in the prior year.
Interest Expense
Total interest expense increased $825,000, or 54.7%, to $2.3 million for the three months ended September 30, 2017 compared to $1.5 million for the same period in 2016. The average cost of interest bearing liabilities increased 11 basis points to 0.36% for the three months ended September 30, 2017 from 0.25% for the three months ended September 30, 2016 as a result of increases in market rates. Total average interest bearing liabilities increased by $138.6 million, or 5.8%, to $2.55 billion for the three months ended September 30, 2017 from $2.41 billion for the three months ended September 30, 2016.
The average cost of interest bearing deposits increased six basis points to 0.27% for the three months ended September 30, 2017 from 0.21% for the same period in 2016 primarily as a result of increases in both the average balance and cost of certificates of deposit and an increase in the average cost of savings accounts.
Interest expense on certificates of deposit increased $165,000, or 35.3%, to $633,000 during the three months ended September 30, 2017 from $468,000 for the same period in 2016 due to increases in the average balance and the cost of the certificates of deposits accounts. The average balance of certificates of deposits increased $15.9 million, or 4.2%, to $394.3 million, for the three months ended September 30, 2017 from $378.4 million for the same period in 2016. The cost of certificates of deposits increased 15 basis points to 0.64% for the three months ended September 30, 2017 from 0.49% for the same period in 2016.

Interest expense on savings accounts increased $146,000, or 68.2%, to $360,000 during the three months ended September 30, 2017 from $214,000 for the same period in 2016 due primarily to the 12 basis point increase of the cost of the savings accounts to 0.29% for the three months ended September 30, 2017 from 0.17% for the same period in 2016.
Interest expense on FHLB advances and other borrowings increased $420,000, or 52.5%, to $428,000 for the three months ended September 30, 2018 from $8,000 for the same period in 2016 due to a combination of an increase in both average balances and cost of funds. The average balance for FHLB advances and other borrowings increased $105.7 million, or 1,881.0%, to $111.3 million for the three months ended September 30, 2017 from $5.6 million for the same period in 2016, due primarily to fund loan growth. The average rate of the FHLB advances for the three months ended September 30, 2017 was 1.53%, an increase of 96 basis points from 0.57% for the same period in 2016, due primarily to continued increases in short-term borrowing rates over the last year.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, for the three months ended September 30, 2017 was 5.20%, an increase of 71 basis points from 4.49% for the same period in 2016. The rate increase on the debentures was due to an increase in the three-month LIBOR rate to 1.33% at September 30, 2017 from 0.85% on September 30, 2016.

Net Interest Margin
Net interest margin for the three months ended September 30, 2017 decreased ten basis points to 3.85% from 3.95% for the same period in 2016 primarily due to the decline in the incremental accretion on purchased loans, as discussed below. The net interest spread for the three months ended September 30, 2017 decreased 13 basis points to 3.75% from 3.88% for the same period in 2016. The decrease was primarily due to the above mentioned increases in the cost of funds of interest bearing liabilities.
Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
Net interest margin, excluding incremental accretion on purchased loans (1)	3.74%	3.77%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.11	0.18
Net interest margin	3.85%	3.95%

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

Comparison of nine months ended September 30, 2017 to the comparable period in the prior year
Net interest income increased $2.9 million, or 2.9%, to $102.3 million for the nine months ended September 30, 2017 compared to $99.5 million for the same period in 2016. The following table provides relevant net interest income information for the dates indicated.

	Nine Months Ended September 30,
	2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$2,676,153	$94,580	4.73%	$2,461,856	$91,595	4.97%
Taxable securities	565,528	9,307	2.20	594,301	8,522	1.92
Nontaxable securities (3)	225,583	3,926	2.33	220,038	3,599	2.18
Other interest earning assets	51,049	461	1.21	47,829	225	0.63
Total interest earning assets	3,518,313	108,274	4.11%	3,324,024	103,941	4.18%
Noninterest earning assets	418,837			391,342
Total assets	$3,937,150			$3,715,366
Interest Bearing Liabilities:
Certificates of deposit	$369,724	$1,527	0.55%	$397,070	$1,496	0.50%
Savings accounts	499,353	940	0.25	478,762	540	0.15
Interest bearing demand and money market accounts	1,489,149	1,834	0.16	1,457,399	1,729	0.16
Total interest bearing deposits	2,358,226	4,301	0.24	2,333,231	3,765	0.22
FHLB advances and other borrowings	106,556	870	1.09	11,608	47	0.54
Securities sold under agreement to repurchase	23,660	38	0.21	20,031	31	0.21
Junior subordinated debentures	19,823	748	5.05	19,527	647	4.43
Total interest bearing liabilities	2,508,265	5,957	0.32%	2,384,397	4,490	0.25%
Demand and other noninterest bearing deposits	885,467			811,043
Other noninterest bearing liabilities	47,283			35,266
Stockholders’ equity	496,135			484,660
Total liabilities and stockholders’ equity	$3,937,150			$3,715,366
Net interest income		$102,317			$99,451
Net interest spread			3.79%			3.93%
Net interest margin			3.89%			4.00%
Average interest earning assets to average interest bearing liabilities			140.27%			139.41%

(1)	Annualized

(2)	The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.

(3)	Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Interest Income
Total interest income increased $4.3 million, or 4.2%, to $108.3 million for the nine months ended September 30, 2017 compared to $103.9 million for the same period in 2016. The balance of average interest earning assets increased $194.3 million, or 5.8%, to $3.52 billion for the nine months ended September 30, 2017 from $3.32 billion for the nine months ended September 30, 2016 and the yield on total interest earning assets decreased seven basis points to 4.11% for the nine months ended September 30, 2017 compared to 4.18% for the nine months ended September 30, 2016.
Interest income from interest and fees on loans increased $3.0 million, or 3.3%, to $94.6 million for the nine months ended September 30, 2017 from $91.6 million for the same period in 2016 due primarily to an increase in average loans receivable, offset partially by a decrease in average loan yields. Average loans receivable increased $214.3 million, or 8.7%, to $2.68 billion for the nine months ended September 30, 2017 compared to $2.46 billion for the nine months ended September 30, 2016. Average loan yields decreased 24 basis points to 4.73% for the nine months ended September 30, 2017 from 4.97% for the nine months ended September 30, 2016 due mostly to a decrease in incremental accretion income.

The following table presents the average loan yield and effects of the incremental accretion on purchased loans for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Average loan yield, excluding incremental accretion on purchased loans (1)	4.55%	4.66%
Impact on average loan yield from incremental accretion on purchased loans (1)	0.18%	0.31%
Average loan yield	4.73%	4.97%

Incremental accretion on purchased loans (1)	$3,687	$5,669

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

Incremental accretion income was $3.7 million and $5.7 million for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the incremental accretion was primarily a result of a continued decline in the purchased loan balances and a decrease in the prepayments of purchased loans during the nine months ended September 30, 2017 compared to the same period in 2016. The incremental accretion is expected to continue to decrease as the balance of the purchased loans continues to decrease.
Total interest income increased primarily due to the increase in interest and fees on loans discussed above and secondarily due to a $1.1 million, or 9.2%, increase in interest income on investment securities to $13.2 million during the nine months ended September 30, 2017 from $12.1 million for the nine months ended September 30, 2016. The increase in interest income on investment securities was the result of an increase in average investment yields for the nine months ended September 30, 2017 compared to the same period in 2016, offset partially by a decrease in the average balance of investment securities. Average yields on taxable securities increased 28 basis points to 2.20% for the nine months ended September 30, 2017 from 1.92% for the same period in 2016. Average yields on nontaxable securities increased 15 basis points to 2.33% for the nine months ended September 30, 2017 from 2.18% for the same period in 2016. The average balance of investment securities decreased $23.2 million, or 2.9%, to $791.1 million during the nine months ended September 30, 2017 from $814.3 million during the nine months ended September 30, 2016. The Company has actively managed its investment securities portfolio to mitigate declining, but recently improving, loan yields.
Average other interest earning assets increased $3.2 million, or 6.7%, to $51.0 million for the nine months ended September 30, 2017 compared to $47.8 million for the nine months ended September 30, 2016. The increase was due primarily to an increase in interest earning deposits, as the Bank held more funds in interest earning accounts at the Federal Reserve Bank of San Francisco compared to the same period in 2016.
Interest Expense
Total interest expense increased $1.5 million, or 32.7%, to $6.0 million for the nine months ended September 30, 2017 compared to $4.5 million for the same period in 2016. The average cost of interest bearing liabilities increased seven basis points to 0.32% for the nine months ended September 30, 2017 from 0.25% for the nine months ended September 30, 2016. Total average interest bearing liabilities increased by $123.9 million, or 5.2%, to $2.51 billion for the nine months ended September 30, 2017 from $2.38 billion for the nine months ended September 30, 2016.
The average cost of interest bearing deposits increased two basis points to 0.24% for the nine months ended September 30, 2017 from 0.22% for the same period in 2016 due primarily to the changes in savings accounts.
Interest expense on savings accounts increased $400,000, or 74.1%, to $940,000 for the nine months ended September 30, 2017 from $540,000 for the same period in 2016 due to increases in both the average balance and cost of the savings accounts. The average balance of savings accounts increased $20.6 million, or 4.3%, to $499.4 million for the nine months ended September 30, 2017 from $478.8 million for the same period in 2016. The cost of savings accounts increased ten basis points to 0.25% for the nine months ended September 30, 2017 from 0.15% for the same period in 2016.
Interest expense of certificates of deposit accounts increased only $31,000, or 2.1%, to $1.5 million for the nine months ended September 30, 2017. The average balance of certificates of deposit decreased $27.3 million, or

6.9%, to $369.7 million for the nine months ended September 30, 2017 compared to $397.1 million for the nine months ended September 30, 2016 while the cost of certificates of deposits increased to 0.55% for the nine months ended September 30, 2017 from 0.50% for the same period in 2016.
Interest expense on FHLB advances and other borrowings increased $823,000 to $870,000 for the nine months ended September 30, 2017 from $47,000 for the nine months ended September 30, 2016 due to a combination of an increase in average balances and an increase in the cost of funds. The average balance for FHLB advances and other borrowings increased $94.9 million to $106.6 million for the nine months ended September 30, 2017 from $11.6 million for the same period in 2016, due primarily to fund loan growth. The average rate of the FHLB advances and other borrowings for the nine months ended September 30, 2017 was 1.09%, an increase of 55 basis points from 0.54% for the same period in 2016.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, for the nine months ended September 30, 2017 was 5.05%, an increase of 62 basis points from 4.43% for the same period in 2016. The rate increase on the debentures was due to an increase in the three-month LIBOR rate to 1.33% at September 30, 2017 from 0.85% on September 30, 2016.

Net Interest Margin
Net interest margin for the nine months ended September 30, 2017 decreased 11 basis points to 3.89% from 4.00% for the same period in 2016 primarily due to the decline in the incremental accretion on purchased loans, as discussed below. The net interest spread for the nine months ended September 30, 2017 decreased 14 basis points to 3.79% from 3.93% for the same period in 2016. This decrease was primarily due to the above mentioned decrease in average yields on total interest earning assets and increase in the average cost of funds of total interest bearing liabilities.
Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Net interest margin, excluding incremental accretion on purchased loans (1)	3.75%	3.77%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.14	0.23
Net interest margin	3.89%	4.00%

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
Comparison of quarter ended September 30, 2017 to the comparable quarter in the prior year
The provision for loan losses decreased $611,000, or 40.9% to $884,000 for the three months ended September 30, 2017 from $1.5 million for the three months ended September 30, 2016. The decrease in the provision for loan losses for the three months ended September 30, 2017 from the same period in 2016 was primarily the result of a change in the composition of the loan portfolio, changes in certain environmental factors and improvements in certain historical loss factors. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the three months ended September 30, 2017 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.
Comparison of nine months ended September 30, 2017 to the comparable period in the prior year
The provision for loan losses decreased $872,000, or 23.2% to $2.9 million for the nine months ended September 30, 2017 from $3.8 million for the nine months ended September 30, 2016. The decrease in the provision for loan losses for the nine months ended September 30, 2017 from the same period in 2016 was primarily the result of a change in the volume and mix of loans, changes in certain environmental factors and improvements in certain historical loss factors. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the nine months ended September 30, 2017 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.

Noninterest Income
Comparison of quarter ended September 30, 2017 to the comparable quarter in the prior year
Total noninterest income decreased $1.5 million, or 14.9%, to $8.4 million for the three months ended September 30, 2017 compared to $9.9 million for the same period in 2016. The following table presents the change in the key components of noninterest income for the periods noted.

	Three Months Ended September 30,
	2017	2016	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$4,769	$3,630	$1,139	31.4%
Gain on sale of investment securities, net	44	345	(301)	(87.2)
Gain on sale of loans, net	1,229	3,435	(2,206)	(64.2)
Interest rate swap fees	328	742	(414)	(55.8)
Other income	2,024	1,715	309	18.0
Total noninterest income	$8,394	$9,867	$(1,473)	(14.9)%
Gain on the sale of loans, net decreased $2.2 million, or 64.2% to $1.2 million for the three months ended September 30, 2017 compared to $3.4 million the same period in 2016, due primarily to a $2.1 million gain on sale of a previously classified purchased credit impaired loan recognized in 2016. The detail of gain on sale of loans, net is included in the following schedule.

	Three Months Ended September 30,
	2017	2016	Change	Percentage Change
	(Dollars in thousands)
Mortgage loans	$875	$1,087	$(212)	(19.5)%
SBA loans	354	285	69	24.2
Other loans	—	2,063	(2,063)	(100.0)
Total gain on sale of loans, net	$1,229	$3,435	$(2,206)	(64.2)%
Interest rate swap fees decreased $414,000, or 55.8% to $328,000 for the three months ended September 30, 2017 compared to $742,000 the same period in 2016, due primarily to a decrease in the number of swaps executed during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
The decrease in noninterest income was partially offset by an increase in service charges and other fees of $1.1 million, or 31.4% to $4.8 million for the three months ended September 30, 2017 compared to $3.6 million for the same period in 2016, due primarily to a consumer deposit account consolidation process completed at the end of 2016 and a business deposit consolidation process completed during second quarter 2017 and the related changes in fee structures, as well as increases in deposit balances.

Comparison of nine months ended September 30, 2017 to the comparable period in the prior year
Total noninterest income increased $3.0 million, or 12.7%, to $26.4 million for the nine months ended September 30, 2017 compared to $23.4 million for the same period in 2016. The following table presents the change in the key components of noninterest income for the periods noted.

	Nine Months Ended September 30,
	2017	2016	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$13,408	$10,462	$2,946	28.2%
Gain on sale of investment securities, net	161	1,106	(945)	(85.4)
Gain on sale of loans, net	6,562	5,406	1,156	21.4
Interest rate swap fees	743	1,105	(362)	(32.8)
Other income	5,532	5,354	178	3.3
Total noninterest income	$26,406	$23,433	$2,973	12.7%
Service charges and other fees increased $2.9 million, or 28.2% to $13.4 million for the nine months ended September 30, 2017 compared to $10.5 million for the same period in 2016, due primarily to a consumer deposit account consolidation process completed at the end of 2016 and a business deposit consolidation process completed during second quarter 2017 and the related changes in fee structures, as well as increases in deposit balances.
Gain on sale of loans, net increased $1.2 million, or 21.4% to $6.6 million for the nine months ended September 30, 2017 compared to $5.4 million for the same period in 2016, due primarily to a $935,000 increase in sale of other loans. During each of the nine months ended September 30, 2017 and 2016, the Bank sold one loan previously classified as purchased credit impaired. In addition, gain on sale of SBA loans increased $272,000 due primarily to an increase in proceeds from sale of SBA loans of $7.8 million, or 90.9%, to $16.4 million for the nine months ended September 30, 2017 compared to $8.6 million for the same period in 2016. The detail of gain on sale of loans, net is included in the following schedule.

	Nine Months Ended September 30,
	2017	2016	Change	Percentage Change
	(Dollars in thousands)
Mortgage loans	$2,515	$2,566	$(51)	(2.0)%
SBA loans	1,049	777	272	35.0
Other loans	2,998	2,063	935	45.3
Total gain on sale of loans, net	$6,562	$5,406	$1,156	21.4%
The increase in noninterest income was partially offset by a decrease in gain on sale of investment securities, net of $945,000, or 85.4%, to $161,000 for the nine months ended September 30, 2017 from $1.1 million for the nine months ended September 30, 2016. The decrease was primarily the result of fewer sales as the Bank actively managed its investment portfolio. The proceeds from sale of investment securities was $21.9 million for the nine months ended September 30, 2017 compared to $94.4 million for the same period in 2016.

Noninterest Expense
Comparison of quarter ended September 30, 2017 to the comparable quarter in the prior year
Noninterest expense increased $1.1 million, or 4.2%, to $28.0 million during the three months ended September 30, 2017 compared to $26.8 million for the three months ended September 30, 2016. The following table presents changes in the key components of noninterest expense for the periods noted.

	Three Months Ended September 30,
	2017	2016	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$15,823	$15,633	$190	1.2%
Occupancy and equipment	3,979	3,926	53	1.3
Data processing	2,090	1,943	147	7.6
Marketing	933	745	188	25.2
Professional services	1,453	830	623	75.1
State and local taxes	640	820	(180)	(22.0)
Federal deposit insurance premium	433	296	137	46.3
Other real estate owned, net	(88)	(142)	54	(38.0)
Amortization of intangible assets	319	359	(40)	(11.1)
Other expense	2,373	2,408	(35)	(1.5)
Total noninterest expense	$27,955	$26,818	$1,137	4.2%
Professional services increased $623,000, or 75.1%, to $1.5 million during the three months ended September 30, 2017 from $830,000 during the three months ended September 30, 2016. The increase in the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to legal costs incurred for our pending merger with Puget Sound as discussed in Note (16) Definitive Agreement as well as benefit-based consulting fees related to the consumer and business deposit account consolidation processes, which correspondingly generated an increase in service charges and other fees.
Compensation and employee benefits increased $190,000, or 1.2%, to $15.8 million during the three months ended September 30, 2017 from $15.6 million during the three months ended September 30, 2016. The increase in the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to senior level staffing increases and standard salary increases.
The ratio of noninterest expense to average assets (annualized) was 2.76% for the three months ended September 30, 2017 compared to 2.81% for the three months ended September 30, 2016. The decrease was primarily a result of an increase in assets and cost efficiencies gained through efforts by the Company to manage noninterest expenses.
Comparison of nine months ended September 30, 2017 to the comparable period in the prior year
Noninterest expense increased $3.3 million, or 4.2%, to $83.0 million during the nine months ended September 30, 2017 compared to $79.7 million for the nine months ended September 30, 2016. The following table presents changes in the key components of noninterest expense for the periods noted.

	Nine Months Ended September 30,
	2017	2016	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$48,119	$45,652	$2,467	5.4%
Occupancy and equipment	11,607	11,873	(266)	(2.2)
Data processing	6,007	5,564	443	8.0
Marketing	2,545	2,254	291	12.9
Professional services	3,515	2,508	1,007	40.2
State and local taxes	1,828	2,031	(203)	(10.0)
Federal deposit insurance premium	1,090	1,316	(226)	(17.2)
Other real estate owned, net	(36)	330	(366)	(110.9)
Amortization of intangible assets	966	1,057	(91)	(8.6)
Other expense	7,346	7,079	267	3.8
Total noninterest expense	$82,987	$79,664	$3,323	4.2%

Compensation and employee benefits increased $2.5 million, or 5.4%, to $48.1 million during the nine months ended September 30, 2017 from $45.7 million during the nine months ended September 30, 2016. The increase in the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to senior level staffing increases, including the addition of the new Portland, Oregon lending team members who started in May 2017, and standard salary increases.
Professional services increased $1.0 million, or 40.2%, to $3.5 million during the nine months ended September 30, 2017 from $2.5 million during the nine months ended September 30, 2016. The increase in the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to due to benefit-based consulting fees related to the consumer deposit account consolidation process, which correspondingly generated an increase in service charges and other fees. Professional services also increased as a result of Trust-related expenses based on a renegotiated contract for 2017, which also increased other noninterest income, and legal costs incurred for our pending merger with Puget Sound as discussed in Note (16) Definitive Agreement.
Data processing increased $443,000, or 8.0%, to $6.0 million during the nine months ended September 30, 2017 from $5.6 million during the nine months ended September 30, 2016 primarily due to higher transactional activity in the core operating system and internet banking as a result of the growth in loans and deposits..
Other real estate owned, net decreased $366,000 or 110.9%, to income of $36,000 during the nine months ended September 30, 2017 compared to expense of $330,000 during the nine months ended September 30, 2016. The income recorded during the nine months ended September 30, 2017 was due to gain on sale of properties of $111,000, offset by maintenance expense of $75,000. For the nine months ended September 30, 2016, the Bank recorded a valuation adjustment of $383,000 and maintenance expense of $120,000, which was offset by the gain on sale of properties of $173,000.
The ratio of noninterest expense to average assets (annualized) was 2.82% for the nine months ended September 30, 2017, compared to 2.86% for the nine months ended September 30, 2016. The decrease was primarily a result of an increase in assets and cost efficiencies gained through efforts by the Company to manage noninterest expenses.
Income Tax Expense
Comparison of quarter ended September 30, 2017 to the comparable quarter in the prior year
Income tax expense decreased by $199,000, or 4.8%, to $3.9 million for the three months ended September 30, 2017 from $4.1 million for the three months ended September 30, 2016. The effective tax rate was 27.0% for the three months ended September 30, 2017 compared to 27.2% for the same period in 2016. The decrease in the effective tax rate during the three months ended September 30, 2017 compared to the same period in 2016 was due primarily to an increase in tax benefits from low income housing tax credits, offset partially by the implementation of FASB ASU 2016-09 requiring the excess tax benefits on option exercises and restricted stock vesting to be recognized in earnings prospectively starting on January 1, 2017.
Comparison of nine months ended September 30, 2017 to the comparable period in the prior year
Income tax expense increased by $645,000, or 6.2%, to $11.1 million for the nine months ended September 30, 2017 from $10.4 million for the nine months ended September 30, 2016. The effective tax rate was 25.9% for the nine months ended September 30, 2017 compared to 26.5% for the same period in 2016. The decrease in the effective tax rate during the nine months ended September 30, 2017 compared to the same period in 2016 was due primarily to the implementation of FASB ASU 2016-09 requiring the excess tax benefits on option exercises and restricted stock vesting to be recognized in earnings prospectively starting on January 1, 2017.

Financial Condition Overview
Total assets increased $171.1 million, or 4.4%, to $4.05 billion as of September 30, 2017 compared to $3.88 billion as of December 31, 2016. Total loans receivable, net, increased $156.4 million, or 6.0%, to $2.77 billion at September 30, 2017 compared to $2.61 billion at December 31, 2016. Loans were mostly funded through an increase in deposits. Deposits increased by $91.2 million, or 2.8%, to $3.32 billion as of September 30, 2017 compared to $3.23 billion as of December 31, 2016. Total non-maturity deposits decreased to 88.1% of total deposits at September 30, 2017 from 88.9% at December 31, 2016 and certificates of deposits increased to 11.9% of total deposits at September 30, 2017 from 11.1% at December 31, 2016.
Prepaid expenses and other assets increased $8.4 million, or 10.6%, to $87.7 million at September 30, 2017 from $79.4 million at December 31, 2016 primarily as a result of the Company's investment in two new low income housing tax credit partnerships totaling $14.3 million. These investments had corresponding obligations recorded in accrued expenses and other liabilities of $14.3 million at September 30, 2017. These obligations will decrease as projects in the partnerships are funded. During the nine months ended September 30, 2017 the Company made capital contributions related to other low income housing tax credit partnerships of $8.5 million, partially offsetting the increase in accrued expenses and other liabilities.
Federal Home Loan Bank advances increased $37.8 million, or 47.5%, to $117.4 million as of September 30, 2017 from $79.6 million as of December 31, 2016. The increase in advances was required as a supplement to deposits in order to fund loan growth.
Total stockholders’ equity increased $25.8 million, or 5.4%, to $507.6 million as of September 30, 2017 from $481.8 million at December 31, 2016. The increase during the nine months ended September 30, 2017 was due primarily to net income of $31.8 million and a $4.4 million improvement in accumulated other comprehensive income, net of tax, offset partially by cash dividends declared of $11.4 million. The Company’s equity position was 12.5% of total assets as of September 30, 2017 and 12.4% as of December 31, 2016.
The table below provides a comparison of the changes in the Company's financial condition from December 31, 2016 to September 30, 2017.

	September 30, 2017	December 31, 2016	Change	Percent Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$111,258	$103,745	$7,513	7.2%
Investment securities	800,060	794,645	5,415	0.7
Loans held for sale	5,368	11,662	(6,294)	(54.0)
Total loans receivable, net	2,766,113	2,609,666	156,447	6.0
Other real estate owned	523	754	(231)	(30.6)
Premises and equipment, net	60,457	63,911	(3,454)	(5.4)
Federal Home Loan Bank stock, at cost	9,343	7,564	1,779	23.5
Bank owned life insurance	71,474	70,355	1,119	1.6
Accrued interest receivable	12,295	10,925	1,370	12.5
Prepaid expenses and other assets	87,728	79,351	8,377	10.6
Other intangible assets, net	6,408	7,374	(966)	(13.1)
Goodwill	119,029	119,029	—	—
Total assets	$4,050,056	$3,878,981	$171,075	4.4%

Liabilities
Deposits	$3,320,818	$3,229,648	$91,170	2.8
Federal Home Loan Bank advances	117,400	79,600	37,800	47.5
Junior subordinated debentures	19,936	19,717	219	1.1
Securities sold under agreement to repurchase	28,668	22,104	6,564	29.7
Accrued expenses and other liabilities	55,626	46,149	9,477	20.5
Total liabilities	3,542,448	3,397,218	145,230	4.3
Stockholders' equity
Common stock	360,113	359,060	1,053	0.3
Retained earnings	145,677	125,309	20,368	16.3
Accumulated other comprehensive income (loss), net	1,818	(2,606)	4,424	169.8
Total stockholders' equity	507,608	481,763	25,845	5.4
Total liabilities and stockholders' equity	$4,050,056	$3,878,981	$171,075	4.4%

Lending Activities
As indicated in the table below, loans receivable, net was $2.80 billion at September 30, 2017, an increase of $156.8 million, or 5.9%, from $2.64 billion at December 31, 2016. The increase in loans receivable for the nine months ended September 30, 2017 was primarily due to increases in commercial business loans of $121.3 million, consumer loans of $15.5 million and real estate construction and land development loans of $15.3 million.

	September 30, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$665,582	23.8%	$637,773	24.2%
Owner-occupied commercial real estate	602,238	21.5	558,035	21.1
Non-owner occupied commercial real estate	930,188	33.3	880,880	33.4
Total commercial business	2,198,008	78.6	2,076,688	78.7
One-to-four family residential	81,422	2.9	77,391	2.9
Real estate construction and land development:
One-to-four family residential	51,451	1.8	50,414	1.9
Five or more family residential and commercial properties	122,981	4.4	108,764	4.1
Total real estate construction and land development	174,432	6.2	159,178	6.0
Consumer	340,643	12.2	325,140	12.3
Gross loans receivable	2,794,505	99.9	2,638,397	99.9
Deferred loan costs, net	3,008	0.1	2,352	0.1
Loans receivable, net	$2,797,513	100.0%	$2,640,749	100.0%

Nonperforming Assets and Credit Quality Metrics
The following table describes our nonperforming assets and other credit quality metrics at the dates indicated:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$9,683	$8,580
One-to-four family residential	84	94
Real estate construction and land development	869	2,008
Consumer	316	227
Total nonaccrual loans (1)(2)	10,952	10,909
Other real estate owned	523	754
Total nonperforming assets	$11,475	$11,663

Allowance for loan losses	$31,400	$31,083
Allowance for loan losses to loans receivable, net	1.12%	1.18%
Allowance for loan losses to nonperforming loans	286.71%	284.93%
Nonperforming loans to loans receivable, net	0.39%	0.41%
Nonperforming assets to total assets	0.28%	0.30%

Performing TDR loans:
Commercial business	$18,571	$19,837
One-to-four family residential	219	227
Real estate construction and land development	1,136	2,141
Consumer	118	83
Total performing TDR loans (3)	$20,044	$22,288
Accruing loans past due 90 days or more (4)	$—	$—
Potential problem loans (5)	84,089	87,762

(1)	At September 30, 2017 and December 31, 2016, $5.9 million and $6.9 million of nonperforming loans, respectively, were considered TDR loans.

(2)	At September 30, 2017 and December 31, 2016, $2.5 million and $2.8 million of nonperforming loans, respectively, were guaranteed by government agencies.

(3)	At September 30, 2017 and December 31, 2016, $1.4 million and $682,000 of performing TDR loans, respectively, were guaranteed by government agencies.

(4)	There were no accruing loans past due 90 days or more that were guaranteed by government agencies at September 30, 2017 or December 31, 2016.

(5)	At September 30, 2017 and December 31, 2016, $1.7 million and $1.1 million of potential problem loans, respectively, were guaranteed by government agencies.

Nonperforming assets were $11.5 million, or 0.28% of total assets and $11.7 million, or 0.30% of total assets as of September 30, 2017 and December 31, 2016, respectively. The balance of nonaccrual loans increased $43,000, or 0.4%, to $11.0 million ($2.5 million guaranteed by governmental agencies) at September 30, 2017 from $10.9 million ($2.8 million guaranteed by governmental agencies) at December 31, 2016. For the nine months ended September 30, 2017, the increase in nonaccrual loans was primarily due to additions to nonaccrual loans of $5.1 million, offset partially by net principal reductions of $4.3 million and charge-offs of $750,000. The other real estate owned balance decreased to $523,000 at September 30, 2017 from $754,000 at December 31, 2016 primarily as a result of the sale of two properties.
Performing TDR loans were $20.0 million and $22.3 million as of September 30, 2017 and December 31, 2016, respectively. The $2.2 million, or 10.1%, decrease in performing TDR loans for the nine months ended September 30, 2017 was primarily the result of net principal payments of $8.3 million and loans transferred to nonaccrual of $1.1 million, partially offset by troubled loans restructured during the period of $7.1 million. At September 30, 2017 and

December 31, 2016, the Company had an allowance for loan losses on the performing TDR loans of $2.1 million and $2.0 million, respectively.
Potential problem loans as of September 30, 2017 and December 31, 2016 were $84.1 million and $87.8 million, respectively. Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which we are monitoring because the financial information of the borrower causes concerns as to their ability to meet their loan repayment terms. Loans that are past due 90 days or more and still accruing interest are both well secured and in the process of collection. The $3.7 million, or 4.2%, decrease in potential problem loans was primarily the result of net principal payments of $18.9 million, loans transferred to held for sale of $5.8 million, loans transferred to nonaccrual status of $4.6 million and loan grade improvements of $4.4 million, partially offset by the addition of loans graded as potential problem loans of $31.4 million during the nine months ended September 30, 2017.

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

The following table provides information regarding changes in our allowance for loan losses as of and for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Loans receivable, net at the end of the period	$2,797,513	$2,578,977	$2,797,513	$2,578,977
Average loans receivable during the period	2,737,535	2,526,150	2,676,153	2,461,856

Allowance for loan losses on loans at the beginning of the period	$32,751	$28,426	$31,083	$29,746
Provision for loan losses	884	1,495	2,882	3,754
Charge-offs:
Commercial business	(1,497)	(328)	(1,940)	(3,698)
One-to-four family residential	(15)	—	(15)	—
Real estate construction and land development	(556)	—	(556)	(154)
Consumer	(478)	(572)	(1,419)	(1,370)
Total charge-offs	(2,546)	(900)	(3,930)	(5,222)
Recoveries:
Commercial business	8	993	834	1,352
One-to-four family residential	—	—	1	2
Real estate construction and land development	191	—	201	83
Consumer	112	197	329	496
Total recoveries	311	1,190	1,365	1,933
Net (charge-offs) recoveries	(2,235)	290	(2,565)	(3,289)
Allowance for loan losses at the end of the period	$31,400	$30,211	$31,400	$30,211

Allowance for loan losses to loans receivable, net	1.12%	1.17%	1.12%	1.17%
Net charge-offs (recoveries) on loans to average loans, annualized	0.32%	(0.05)%	0.13%	0.18%
The allowance for loan losses increased to $31.4 million at September 30, 2017 from $31.1 million at December 31, 2016. The increase was the result of provision for loan losses of $2.9 million, partially offset by net charge-offs of $2.6 million recorded during the nine months ended September 30, 2017, which included PCI loan pool charge-offs of $1.7 million. The allowance for loan losses to loans receivable, net, decreased to 1.12% at September 30, 2017 from 1.18% at December 31, 2016.
The ratio of net charge-offs (recoveries) on loans to average loans, annualized deteriorated to net charge-off of 0.32% for the three months ended September 30, 2017 compared to net recoveries of 0.05% for the three months ended September 30, 2016, primarily due to PCI loan pool charge-offs of $1.5 million for the three months ended September 30, 2017. The ratio of net charge-offs (recoveries) on loans to average loans, annualized improved to a net charge-off of 0.13% for the nine months ended September 30, 2017 from 0.18% for the nine months ended September 30, 2016. The improvement of the ratio was due primarily to fewer net charge-offs recorded during the nine months ended September 30, 2017 compared to the same period in 2016 in addition to growth in the loan portfolio.
Nonperforming loans were $11.0 million and $10.9 million at September 30, 2017 and December 31, 2016, respectively, or 0.39% and 0.41% of loans receivable, net, respectively. The allowance for loan losses to nonperforming loans was 286.71% at September 30, 2017 and 284.93% at December 31, 2016. As of September 30, 2017, the Bank identified $31.0 million of impaired loans, of which $10.5 million had no specific valuation allowance as their estimated collateral value or discounted estimated cash flow was equal to or exceeds their carrying value. The remaining $20.5 million of impaired loans at September 30, 2017 had related specific valuation allowances totaling $3.1 million. Impaired loans totaled $33.2 million at December 31, 2016, of which $10.1 million had no specific valuation allowance and $23.1 million had $2.7 million of specific valuation allowance.

Based on the established comprehensive methodology, management deemed the allowance for loan losses of $31.4 million at September 30, 2017 appropriate to provide for probable incurred credit losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses at December 31, 2016 of $31.1 million. At the applicable acquisition or merger dates, no allowance for loan losses was established on purchased loans as the loans were accounted for at their fair value and a discount was established for the loans. At September 30, 2017 and December 31, 2016, the remaining fair value discount for these purchased loans was $11.7 million and $13.5 million, respectively.
The following table outlines the allowance for loan losses and related loan balances at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses	$24,113	$21,791
Gross loans, excluding PCI and impaired loans	$2,719,813	$2,540,751
Percentage	0.89%	0.86%

PCI Allowance:
Allowance for loan losses	$4,176	$6,558
Gross PCI loans	$43,696	$64,448
Percentage	9.56%	10.18%

Specific Valuation Allowance:
Allowance for loan losses	$3,111	$2,734
Gross impaired loans	$30,996	$33,198
Percentage	10.04%	8.24%

Total Allowance for Loan Losses:
Allowance for loan losses	$31,400	$31,083
Gross loans receivable	$2,794,505	$2,638,397
Percentage	1.12%	1.18%
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
Based on management’s assessment of loan quality and current economic conditions, the Company believes that its allowance for loan losses was appropriate to absorb the probable incurred losses and inherent risks of loss in the loan portfolio at September 30, 2017.

Deposits and Other Borrowings
As indicated in the table below, total deposits were $3.32 billion at September 30, 2017, an increase of $91.2 million, or 2.8%, from $3.23 billion at December 31, 2016.

	September 30, 2017		December 31, 2016
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest bearing demand deposits	$916,265	27.6%	$882,091	27.3%
Interest bearing demand deposits	1,031,449	31.0	963,821	29.8
Money market accounts	480,899	14.5	523,875	16.2
Savings accounts	497,024	15.0	502,460	15.6
Total non-maturity deposits	2,925,637	88.1	2,872,247	88.9
Certificates of deposit	395,181	11.9	357,401	11.1
Total deposits	$3,320,818	100.0%	$3,229,648	100.0%
Non-maturity deposits (total deposits less certificates of deposit) increased $53.4 million, or 1.9%, to $2.93 billion at September 30, 2017 from $2.87 billion at December 31, 2016. Certificate of deposit accounts increased $37.8 million, or 10.6%, to $395.2 million at September 30, 2017 from $357.4 million at December 31, 2016 due primarily to the addition of $44.1 million of brokered certificates of deposit, which were used to supplement deposit growth in the funding of loan growth. Based on the change in the mix and volume of deposits, the percentage of certificates of deposit to total deposits increased to 11.9% at September 30, 2017 from 11.1% at December 31, 2016.
Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank is utilizing securities sold under agreement to repurchase as a supplement to its funding sources. Our repurchase agreements are secured by available for sale investment securities. At September 30, 2017, the Bank had securities sold under agreement to repurchase of $28.7 million, an increase of $6.6 million, or 29.7%, from $22.1 million at December 31, 2016. The increase was the result of customer activity during the period.
The Company also has junior subordinated debentures with a par value of $25.0 million which pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures was $19.9 million at September 30, 2017, which reflects the fair value of the debentures established during the Washington Banking Merger, adjusted for the accretion of discount from purchase accounting fair value adjustment.
At September 30, 2017, the Bank maintained credit facilities with the FHLB of Des Moines for $662.4 million and credit facilities with the Federal Reserve Bank of San Francisco for $50.6 million. The Company had FHLB advances outstanding of $117.4 million and $79.6 million at September 30, 2017 and December 31, 2016, respectively. The average cost of the FHLB advances during the nine months ended September 30, 2017 was 1.09%. The Bank also maintains lines of credit with four correspondent banks to purchase federal funds totaling $90.0 million as of September 30, 2017. There were no federal funds purchased as of September 30, 2017 or December 31, 2016.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2017, cash and cash equivalents totaled $111.3 million, or 2.7% of total assets. The fair value of investment securities available for sale totaled $800.1 million at September 30, 2017 of which $257.0 million were pledged to secure public deposits or borrowing arrangements. The fair value of investment securities available for sale that were not pledged totaled $543.1 million, or 13.4%, of total assets at September 30, 2017. The fair value of investment securities available for sale with maturities of one year or less were $6.6 million, or 0.2%, of total assets at September 30, 2017.

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
Heritage Financial Corporation: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations. At September 30, 2017, the Company (on an unconsolidated basis) had cash and cash equivalents and investment securities available for sale with no stated maturities of $11.6 million.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $53.8 million for the nine months ended September 30, 2017, and primarily consisted of net income of $31.8 million, net proceeds from origination and sale of loans held for sale of $2.2 million and net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities of $8.3 million. During the nine months ended September 30, 2017, net cash used in investing activities was $169.9 million, which consisted primarily of net loan originations of $178.8 million, investment in low income housing tax credit partnerships of $8.5 million and net proceeds from purchase and sale of investment securities available for sale of $3.4 million. Net cash provided by financing activities was $123.6 million for the nine months ended September 30, 2017, and primarily consisted of a net increase in deposits of $91.2 million, net FHLB advances of $37.8 million and a net increase in securities sold under agreements to repurchase of $6.6 million, offset partially by cash dividends on common stock of $11.4 million during the period.

Capital and Capital Requirements
Stockholders’ equity at September 30, 2017 was $507.6 million compared with $481.8 million at December 31, 2016. During the nine months ended September 30, 2017, the Company realized net income of $31.8 million, declared cash dividends of $11.4 million, recorded other comprehensive income of $4.4 million, recognized stock-based compensation expense of $1.6 million, and recorded a net decrease to common stock due to common stock repurchases and exercises of stock options, net of tax, of $515,000.
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
As of September 30, 2017 and December 31, 2016, the most recent regulatory notifications categorized Heritage Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s categories. The following table provides our capital requirements and actual results.

	Minimum Requirements		Well-Capitalized Requirements		Actual
	(Dollars in thousands)
As of September 30, 2017:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$151,086	4.5%	N/A	N/A	$383,546	11.4%
Tier 1 leverage capital to average assets	155,761	4.0	N/A	N/A	403,444	10.4
Tier 1 capital to risk-weighted assets	201,448	6.0	N/A	N/A	403,444	12.0
Total capital to risk-weighted assets	268,598	8.0	N/A	N/A	435,119	13.0
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	150,874	4.5	$217,929	6.5%	388,852	11.6
Tier 1 leverage capital to average assets	155,582	4.0	194,478	5.0	388,852	10.0
Tier 1 capital to risk-weighted assets	201,165	6.0	268,221	8.0	388,852	11.6
Total capital to risk-weighted assets	268,221	8.0	335,276	10.0	420,422	12.5

As of December 31, 2016:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$142,688	4.5%	N/A	N/A	$362,350	11.4%
Tier 1 leverage capital to average assets	148,144	4.0	N/A	N/A	381,989	10.3
Tier 1 capital to risk-weighted assets	190,250	6.0	N/A	N/A	381,989	12.0
Total capital to risk-weighted assets	253,667	8.0	N/A	N/A	413,320	13.0
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	142,573	4.5	$205,938	6.5%	369,915	11.7
Tier 1 leverage capital to average assets	148,024	4.0	185,030	5.0	369,915	10.0
Tier 1 capital to risk-weighted assets	190,097	6.0	253,462	8.0	369,915	11.7
Total capital to risk-weighted assets	253,462	8.0	316,828	10.0	401,168	12.7
Although new capital requirements were effective on January 1, 2015, certain provisions of the new rule will be phased-in from the effective date through 2019, including, among others, a new capital conservation buffer requirement, which requires financial institutions to maintain a common equity capital ratio more than 2.5% above the required minimum levels in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments based on percentages of eligible retained income that could be utilized for such actions. The new capital conservation buffer requirement began to be phased-in on January 1, 2016 at 0.625% of risk-weighted assets and will continue to increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. At September 30, 2017, the capital conservation buffer was 5.07% and 4.65% for the Company and the Bank, respectively, and the minimum conservation buffer requirement was 1.25%.
Quarterly, the Company reviews the potential payment of cash dividends to its common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On October 25, 2017, the Company’s Board of Directors declared a regular dividend of $0.13 per common share and a special dividend of $0.10 per common share payable on November 22, 2017 to shareholders of record on November 8, 2017.

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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2017 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The following table provides total repurchased shares and average share prices under the applicable plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	Plan Total (1)
Eleventh Plan
Repurchased shares	—	38,000	—	138,000	579,996
Stock repurchase average share price	$—	$17.46	$—	$17.16	$16.76

(1)	Represents shares repurchased and average price per share paid during the duration of the plan.
In addition to the stock repurchases disclosed in the table above, the Company repurchased shares to pay withholding taxes on the vesting of restricted stock. During the three and nine months ended September 30, 2017, the Company repurchased 344 and 27,711 shares of common stock at an average price per share of $25.80 and $24.61 to pay withholding taxes on the vesting of restricted stock that vested during the respective periods. During the three and nine months ended September 30, 2016, the Company repurchased 5,276 and 29,206 shares of common stock at an average price per share of $18.64 and $17.77 to pay withholding taxes on the vesting of restricted stock that vested during the respective periods.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended September 30, 2017.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017— July 31, 2017	—	$—	7,893,389	935,034
August 1, 2017— August 31, 2017	—	—	7,893,389	935,034
September 1, 2017— September 30, 2017	344	25.80	7,893,389	935,034
Total	344	$25.80	7,893,389	935,034

(1)	All of the common shares repurchased by the Company between July 1, 2017 and September 30, 2017 were shares of restricted stock that represented the cancellation of stock to pay withholding taxes.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.        OTHER INFORMATION
None

ITEM 6.     EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date

2.5	Agreement and Plan of Merger with Puget Sound Bank	8-K	2.1	7/27/17

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Heritage Financial Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 is formatted in XBRL: (i) the Unaudited Condensed Consolidated Statements of Financial Condition, (ii) the Unaudited Condensed Consolidated Statements of Income, (iii) the Unaudited Condensed Consolidated Statements Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) the Unaudited Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date:
November 9, 2017	/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer
(Duly Authorized Officer)

Date:
November 9, 2017	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)