Form 10-K
period 2017-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2018-02-28
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017 or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017, based on the closing price of its common stock on such date, on the NASDAQ Global Select Market, of $26.50 per share, and 29,335,571 shares held by non-affiliates was $777,392,632. The registrant had 34,013,263 shares of common stock outstanding as of February 20, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders will be incorporated by reference into Part III of this Form 10-K.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
December 31, 2017

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K ("Form 10-K") may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including:

•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel from our recent merger with Puget Sound Bancorp, Inc., or may in the future acquire, into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected;

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

•
disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;

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
We caution readers not to place undue reliance on any forward-looking statements on any forward-looking statements discussed in this Form 10-K. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to us. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for future periods to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect our operating results and stock price performance.
As used throughout this report, the terms “we”, “our”, “us”, “Heritage” or the “Company” refers to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

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
Heritage Bank is headquartered in Olympia, Washington and conducts business from its 60 branch offices located primarily along the I-5 corridor in the western Washington and the greater Portland, Oregon area, including one branch acquired in our merger with Puget Sound Bank in January 2018. We additionally have offices located in central Washington, primarily in Yakima County.
Our business consists primarily of commercial lending and deposit relationships with small and medium sized businesses and their owners in our market areas, and attracting deposits from the general public. We also make real estate construction and land development loans and consumer loans. The Bank also originates for sale or investment purposes one-to-four family residential loans on residential properties located primarily in our market.
Business Strategy
Our business strategy is to be a community bank, seeking deposits from our communities and making loans to customers with local ties to our markets. We believe we have an innovative team providing financial services and focusing on the success of our customers. We are committed to being the leading community bank in the Pacific Northwest by continuously improving customer satisfaction, employee empowerment, community investment and shareholder value. Our commitment defines our relationships, sets expectations for our actions and directs decision-making in these four fundamental areas. We will seek to achieve our business goals through the following strategies:
Expand geographically as opportunities present themselves.    We are committed to continuing the controlled expansion of our franchise through strategic acquisitions designed to increase our market share and enhance franchise value. We believe that consolidation across the community bank landscape will continue to take place and further believe that, with our capital and liquidity positions, our approach to credit management, and our extensive acquisition experience, we are well-positioned to take advantage of acquisitions or other business opportunities in our market areas. In markets where we wish to enter or expand our business, we will also consider opening de novo branches. In the past, we have successfully integrated acquired institutions and opened de novo branches. We will continue to be disciplined and opportunistic as it pertains to future acquisitions and de novo branching, focusing on the Pacific Northwest markets we know and understand.
Focus on Asset Quality.    A strong credit culture is a high priority for us. We have a well-developed credit approval structure that has enabled us to maintain a standard of asset quality that we believe is conservative while at the same time maintaining our lending objectives. We will continue to focus on loan types and markets that we know well and where we have a historical record of success. We focus on loan relationships that are well-diversified in both size and industry types. With respect to commercial business lending, which is our predominant lending activity, we view ourselves as cash-flow lenders obtaining additional support from realistic collateral values, personal guarantees and secondary sources of repayment. We have a problem loan resolution process that is focused on quick detection and feasible solutions. We seek to maintain strong internal controls and subject our loans to periodic internal loan reviews.
Maintain Strong Balance Sheet.    In addition to our focus on underwriting, we believe that the strength of our balance sheet has allowed us to endure the economic downturn experienced by the Pacific Northwest more successfully than many of our competitors. As of December 31, 2017, the ratio of our allowance for loan losses to loans receivable, net was 1.13% and the ratio of the allowance for loan losses to nonperforming loans was 299.79%. Our liquidity position was also strong, with $103.0 million in cash and cash equivalents as of December 31, 2017. As of December 31, 2017, the regulatory capital ratios of our subsidiary bank were well in excess of the levels required for “well-capitalized” status, and our consolidated common equity tier 1 capital to risk-weighted assets, total risk-based capital, Tier 1 risk-based capital and leverage capital ratios were 11.3%, 12.8% 11.8% and 10.2%, respectively.
Deposit Growth.    Our strategic focus is to continuously grow deposits with emphasis on total relationship banking with our business and retail customers. We continue to seek to increase our market share in the communities we serve by providing exceptional customer service, focusing on relationship development with local businesses and strategic branch expansion. Our primary focus is to maintain a high level of non-maturity deposits to internally fund our loan growth with a low reliance on maturity (certificate) deposits. At December 31, 2017, as a percentage of our total deposits, non-maturity deposits were 88.3%. We maintain state-of-the-art technology-based products, including on-line personal financial management, business cash management and business remote deposit products that enable us to compete effectively with banks of all sizes. Our retail management team is well-seasoned and has strong ties to the communities we serve with a strong focus on relationship building and customer service.
Emphasize business relationships with a focus on commercial lending.    We will continue to market primarily commercial business loans and consumer loans with an emphasis on owner-occupied commercial real estate loans and the deposit balances that accompany these relationships. Our seasoned lending staff has extensive knowledge and can add value through a focused advisory role that we believe strengthens our customer relationships and develops loyalty. We currently have and will seek to maintain a diversified portfolio of lending relationships without concentrations in any industry.
Recruit and retain highly competent personnel to execute our strategies.    Our compensation and staff development programs are aligned with our strategies to grow our loans and core deposits while maintaining our focus on asset quality. Our incentive systems are designed to achieve balanced, high quality asset growth while maintaining appropriate mechanisms to reduce or eliminate incentive payments when appropriate. Our equity compensation programs and retirement benefits are designed to build and encourage employee ownership at all levels of the Company and we align employee performance objectives with corporate growth strategies and shareholder value. We have a strong corporate culture, which is supported by our commitment to internal development and promotion from within as well as the retention of management and officers in key roles.
History
Heritage celebrated its 90th anniversary during 2017. The Bank was established in 1927 as a federally charted mutual savings bank. In 1992, the Bank converted to a state charted mutual savings bank under the name Heritage Savings Bank. Through the mutual holding company reorganization of the Bank and the subsequent conversion of the mutual holding company, the Bank became a stock savings bank and a wholly-owned subsidiary of the Company effective August 1997. Effective September 1, 2004, Heritage Savings Bank switched its charter from a state chartered savings bank to a state chartered commercial bank and changed its legal name from Heritage Savings Bank to Heritage Bank.
The Company acquired North Pacific Bancorporation in June 1998 and Washington Independent Bancshares and its wholly-owned subsidiary, Central Valley Bank, in March 1999. In June 2006, the Company completed the acquisition of Western Washington Bancorp and its wholly owned subsidiary, Washington State Bank, N.A., at which time Washington State Bank, N.A. was merged into Heritage Bank.
Effective July 30, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Cowlitz Bank, a Washington state-chartered commercial bank headquartered in Longview, Washington. The acquisition included nine branches of Cowlitz Bank, including its division Bay Bank, which opened as branches of Heritage Bank on August 2, 2010. The acquisition also included the Trust Services Division of Cowlitz Bank.
Effective November 5, 2010, Heritage Bank entered into a definitive agreement with the FDIC, pursuant to which Heritage Bank acquired certain assets and assumed certain liabilities of Pierce Commercial Bank, a Washington state-chartered commercial bank headquartered in Tacoma, Washington. The acquisition included one branch, which opened as a branch of Heritage Bank on November 8, 2010.

On September 14, 2012, the Company announced that it had entered into a definitive agreement along with Heritage Bank, to acquire Northwest Commercial Bank, a full service commercial bank headquartered in Lakewood, Washington that operated two branch locations in Washington State. The acquisition was completed on January 9, 2013, at which time Northwest Commercial Bank was merged with and into Heritage Bank.
On March 11, 2013, the Company entered into a definitive agreement to acquire Valley Community Bancshares, Inc. and its wholly-owned subsidiary, Valley Bank, both headquartered in Puyallup, Washington and its eight branches. The acquisition was completed on July 15, 2013.
On April 8, 2013, the Company announced the proposed merger of its two wholly-owned bank subsidiaries Central Valley Bank and Heritage Bank, with Central Valley Bank merging into Heritage Bank. The common control merger was completed on June 19, 2013. Central Valley Bank now operates as a division of Heritage Bank.
On October 23, 2013, the Company, the Bank, Washington Banking Company and its wholly owned subsidiary bank, Whidbey Island Bank, jointly announced the signing of a definitive merger agreement pursuant to which Heritage and Washington Banking Company entered into a strategic merger with Washington Banking Company merging into Heritage ("Washington Banking Merger"). Washington Banking Company branches adopted the Heritage Bank name in all markets, with the exception of six branches in Whidbey Island markets which continue to operate using the Whidbey Island Bank name, as a division of Heritage Bank. The Washington Banking Merger was completed on May 1, 2014.
On July 26, 2017, the Company announced the execution of a definitive agreement to purchase Puget Sound Bancorp, Inc., ("Puget Sound"), the holding company of Puget Sound Bank, a business bank headquartered in downtown Bellevue, Washington with one branch location (the "Puget Sound Merger"). Effective January 16, 2018, the Company completed the Puget Sound Merger. Heritage issued an aggregate of approximately 4.1 million shares of its common stock in the transaction. As of the acquisition date, Puget Sound merged into Heritage and Puget Sound Bank merged into Heritage Bank. As of December 31, 2017, Puget Sound had $556.0 million in total assets, $388.3 million in total loans and $491.9 million in total deposits. For additional information regarding the transaction, see Note (24) Subsequent Events of the Notes to Consolidated Financial Statements included in "Item 8 Financial Statements And Supplementary Data".
Retail Banking
We offer a full range of products and services to customers for personal and business banking needs designed to attract both short-term and long-term deposits. Deposits are our primary source of funds. Our personal and business banking customers have the option of selecting from a variety of accounts. The major categories of deposit accounts that we offer are described below. These accounts, with the exception of noninterest demand accounts, generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits.
Noninterest Demand Deposits.    Noninterest demand deposits are noninterest bearing and may be charged service fees based on activity and balances.
Interest Bearing Demand Deposits.    Interest bearing demand deposits are interest bearing and may be charged service fees based on activity and balances. Interest bearing demand deposits pay interest, but require a higher minimum balance to avoid service charges.
Money Market Accounts.    Money market accounts pay an interest rate that is tiered depending on the balance maintained in the account. Minimum opening balances vary.
Savings Accounts.    We offer savings accounts that allow for unlimited deposits and withdrawals, provided that a $300 minimum balance is maintained.
Certificate of Deposit Accounts.    We offer several types of certificate of deposit accounts with maturities ranging from three months to five years, which require a minimum deposit of $2,500. Jumbo certificate of deposit accounts are offered in amounts of $100,000 or more for terms of 30 days to five years.
Personal checking accounts feature an array of benefits and options, including online banking and statements, mobile banking, mobile remote deposits, VISA debit cards and access to more than 25,000 surcharge free Automated Teller Machines ("ATMs") through the MoneyPass network.
We also offer trust services through trust powers in the states of Washington and Oregon, and a Wealth Management department that provides objective advice from trusted advisors.

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
The Company has acquired loans through mergers and acquisitions, which are designated as "purchased" loans. Prior to August 2015, certain purchased loans were covered under FDIC shared-loss agreements and were identified as "covered". The Company and the FDIC terminated the FDIC shared-loss agreements effective August 4, 2015. For additional information, see Note (5) FDIC Indemnification Asset of the Notes to Consolidated Financial Statements included in "Item 8 Financial Statements And Supplementary Data".
Commercial Business Lending
We offer different types of commercial business loans, including lines of credit, term equipment financing and term owner-occupied and non-owner occupied commercial real estate loans. We also originate loans that are guaranteed by the U.S. Small Business Administration (“SBA”), for which Heritage Bank is a “preferred lender.” Before extending credit to a business we review and analyze the borrower’s management ability, financial history, including cash flow of the borrower and all guarantors, and the liquidation value of the collateral. Emphasis is placed on having a comprehensive understanding of the borrower’s global cash flow and performing necessary financial due diligence.
At December 31, 2017 we had $2.25 billion, or 79.1%, of our total loans receivable in commercial business loans with an average outstanding loan balance of approximately $417,000 at December 31, 2017, excluding loans with no outstanding balance.
We originate commercial real estate loans within our primary market areas with a preference for loans secured by owner-occupied properties. Our underwriting standards require that commercial real estate loans not exceed 75% of the lower of appraised value at origination or cost of the underlying collateral. Cash flow debt coverage requirements range from 1.15 times to 1.25 times, depending on the type of property. We also stress test debt coverage using an “underwriting” interest rate that is higher than the note rate.
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
See “Item 1A. Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss—Repayment of our commercial business loans, consisting of commercial and industrial loans as well as owner-occupied and non-owner occupied commercial real estate loans, is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.” See also “Item 1A. Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss—Our non-owner occupied commercial real estate loans, which includes five or more family residential real estate loans, may involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.”
Beginning in third quarter of 2015, the Bank began entering into non-hedging interest rate swap contracts with its commercial customers to accommodate the business needs of borrowers. For additional information, see Note (15) Derivative Financial Instruments of the Notes to Consolidated Financial Statements included in "Item 8 Financial Statements And Supplementary Data".
One-to-Four Family Residential Loans, Originations and Sales
At December 31, 2017, one-to-four family residential loans totaled $87.0 million. The majority of our one-to-four family residential loans are secured by single-family residences located in our primary market areas. Our underwriting standards require that one-to-four family residential loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms typically range from 15 to 30 years.

As part of our asset/liability management strategy, we typically sell a significant portion of our one-to-four family residential loans in the secondary market with no recourse and servicing released. See "Item 7 Management’s Discussion And Analysis Of Financial Condition And Results Of Operations"—Asset/Liability Management. We did not service any of these sold loans during the years ended December 31, 2017 or 2016.
Real Estate Construction and Land Development
At December 31, 2017, we had $149.5 million of real estate construction and land development loans. We originate one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower). We also provide financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Because of the higher risks present in the residential construction industry, our lending to builders is limited to those who have demonstrated a favorable record of performance and who are building in markets that management understands.
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
Consumer
At December 31, 2017, we had $355.1 million of consumer loans. We originate consumer loans and lines of credit that are both secured and unsecured. The majority of our consumer loans are for relatively small amounts disbursed among many individual borrowers.
We also originate indirect consumer loans. These loans are for new and used automobile and recreational vehicles that are originated indirectly by selected dealers located in our market areas. We have limited our indirect loans purchased primarily to dealerships that are established and well-known in their market areas and to applicants that are not classified as sub-prime.
Liquidity
As indicated above, our primary sources of funds are deposits and loan repayments. Scheduled loan repayments are a relatively stable source of funds, while deposits and unscheduled loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, may not be stable. Customer deposits remain an important source of funding, but these balances have been influenced in the past by adverse market conditions in the industry and may be affected by future developments such as interest rate fluctuations and new competitive pressures. In addition to customer deposits, management may utilize brokered deposits on an as-needed basis and repurchase agreements. At December 31, 2017 we had securities sold under agreement to repurchase of $31.8 million which were secured by investment securities available for sale.
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
Federal Home Loan Bank:
The Bank is a member of the FHLB of Des Moines which is one of 11 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its member financial institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. We rely upon advances from the FHLB to supplement our supply of lendable funds and meet deposit withdrawal requirements. The FHLB of Des Moines serves as one of our secondary sources of liquidity. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on a percentage of an institution’s assets or on the FHLB’s assessment of the institution’s creditworthiness. Under its current credit policies, the FHLB of Des Moines limits advances to 35% of the Bank's assets.

Advances from the FHLB of Des Moines are typically secured by our first lien one-to-four family residential loans, commercial real estate loans and stock issued by the FHLB, which is owned by us. At December 31, 2017, the Bank maintained a credit facility with the FHLB of Des Moines in the amount of $881.1 million, of which $92.5 million was advanced.
For membership purposes, the Bank is required to maintain an investment in the stock of the FHLB of Des Moines in an amount equal to 0.12% of the Bank's assets as calculated on an annual basis. At December 31, 2017 the Bank had an investment in FHLB stock carried at a cost basis (par value) of $8.3 million. In addition to the FHLB stock required for membership, the Bank must purchase activity stock equal to 4.0% of all outstanding borrowing balances. The activity stock is automatically redeemed in amounts equal to the FHLB advance balances as they are repaid.
Other borrowings:
In addition to liquidity provided by FHLB, the Bank maintained an uncommitted credit facility with the Federal Reserve Bank of San Francisco of $82.5 million, of which there were no advances or borrowings outstanding as of December 31, 2017. The Bank also maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank and Pacific Coast Bankers’ Bank to purchase federal funds of up to $90.0 million, of which there were no advances or borrowings outstanding as of December 31, 2017.
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
The following is a summary discussion of certain laws and regulations applicable to Heritage and Heritage Bank which is qualified in its entirety by reference to the actual laws and regulations.
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
The Federal Reserve has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, or require that a holding company divest subsidiaries (including its bank subsidiary). In general, enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. The Company is also required to file certain reports with, and otherwise comply with, the rules and regulations of the Securities and Exchange Commission ("SEC"). The Federal Reserve may also order termination of non-banking activities by non-banking subsidiaries of bank holding companies, or divestiture of ownership and control of a non-banking subsidiary by a bank holding company. Some violations may also result in criminal penalties.
Under the BHCA, we are supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd Frank Act and Federal Reserve policy provides that a bank holding company should serve as a source of strength to its subsidiary bank by having the ability to provide financial assistance to its subsidiary bank during periods of financial distress. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks is generally considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both.

Under the prompt corrective action provisions of the Federal Deposit Insurance Act ("FDIA"), a bank holding company with an undercapitalized subsidiary bank must guarantee, within limitations, the capital restoration plan that is required to be implemented for its undercapitalized subsidiary bank. If an undercapitalized subsidiary bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan the Federal Reserve may among other restrictions prohibit the bank holding company or its undercapitalized subsidiary bank from paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve. Federal Reserve policy also provides that a bank holding company may pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. A bank holding company or bank that does not meet the capital conservation buffer requirement is subject to restrictions on the payment of dividends. See “—Capital Adequacy” below. In addition, under Washington corporate law, companies generally may not pay dividends if after that payment the company would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than its total liabilities.
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
Bank regulations require bank holding companies and banks to maintain a minimum “leverage” ratio of core capital to adjusted quarterly average total assets of at least 4%. In addition, banking regulators have adopted risk-based capital guidelines under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate minimum required risk-weighted capital ratios. Common equity Tier 1 (“CET1”) generally consists of common stock, retained earnings and certain other items. Tier 1 capital generally consists of common stockholders’ equity (which does not include unrealized gains and losses on investment securities available for sale), less goodwill and certain identifiable intangible assets. Tier 2 capital includes Tier 1 capital plus the allowance for loan losses and subordinated debt, both subject to some limitations. Risk-based capital regulations require CET1 of 4.5% of risk-weighted assets, Tier 1 capital of 6% of risk-weighted assets and minimum total capital (combined Tier 1 and Tier 2) of 8% of risk-weighted assets. For additional information, see “—Capital Adequacy” below.
Subsidiary Bank
Heritage Bank is a Washington-chartered commercial bank, the deposits of which are insured by the FDIC. Heritage Bank is subject to regulation by the FDIC and the Division of Banks of the Washington State Department of Financial Institutions ("Division").
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
Dividends paid by the Bank provide substantially all of our cash flow. The FDIC and the Division also have the general authority to restrict capital distributions by the Bank, including dividends paid by the Bank to Heritage. Such restrictions are tied to the Bank’s capital levels after giving effect to such distributions. For additional information regarding the restrictions on the payment of dividends, see "Item 5 Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities" herein.
Capital Adequacy
The Federal Reserve and FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to bank holding companies and banks. In addition, these regulatory agencies may from time to time require that a bank holding company or bank maintain capital above the minimum levels, based on its financial condition or actual or anticipated growth.
Effective January 1, 2015 (with some changes transitioned into full effectiveness over several years), the Company and the Bank became subject to new capital regulations adopted by the Federal Reserve and the FDIC, which establish minimum required risk-based ratios for CET1 capital, Tier 1 and total capital, as well as a minimum leverage ratio risk-weightings of assets and certain other assets for purposes of the risk-based capital ratios; require an additional capital conservation buffer over the minimum required risk-based capital ratios; and define what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd-Frank Act and the “Basel III” requirements.
Under these capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%.  CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (“AOCI”) unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.
In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses.  The new capital conservation buffer requirement began to be phased in on January 1, 2016, when requiring a buffer greater than 0.625% of risk-weighted assets, was required which amount increases 0.625% each year until the buffer requirement is fully implemented on January 1, 2019.
To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level. To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level.  As of December 31, 2017, the Company and the Bank met the requirements to be "well capitalized" and the fully phased-in capital conservation buffer requirement.
For a complete description of the Company’s and the Bank's required and actual capital levels as of December 31, 2017, see Note (21) Regulatory Capital Requirements of the Notes to Consolidated Financial Statements included in "Item 8 Financial Statements And Supplementary Data".
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
Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by Heritage Bank to comply with applicable capital requirements would result in progressively more severe restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels and, ultimately, the appointment of the FDIC as receiver or conservator. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.
As of December 31, 2017, the Bank met the requirements to be classified as “well capitalized.” See Note (21) Regulatory Capital Requirements of the Notes to Consolidated Financial Statements included in "Item 8 Financial Statements And Supplementary Data".
Classification of Loans
Federal regulations require the Bank to periodically evaluate the risks inherent in its loan portfolio. In addition, the Division and the FDIC have the authority to identify problem loans and, if appropriate, require them to be reclassified. There are three classifications for problem loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of Substandard loans, with additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable. There is a high probability of some loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continuance as a loan of the institution is not warranted. If a loan or a portion of the loan is classified as Loss, the institution must charge-off this amount.
Deposit Insurance and Other FDIC Programs
The deposits of the Bank are insured up to $250,000 per separately insured depositor by the Deposit Insurance Fund, which is administered by the FDIC. The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions. As insurer of the Bank's deposits, the FDIC has supervisory and enforcement authority over Heritage Bank and this insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by institutions insured by the FDIC. It also may prohibit any FDIC-insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the institution and the Deposit Insurance Fund. The FDIC also has the authority to initiate enforcement actions and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
The Dodd-Frank Act requires the FDIC’s deposit insurance assessments to be based on assets instead of deposits. The FDIC issued rules under which the assessment base for a bank is equal to its total average consolidated assets less average tangible capital. Under current rules, initial base assessment rates now range from three basis points to 30 basis points and will increase as the reserve ratio increases. The reserve ratio is the ratio of the net worth of the Deposit Insurance Fund to aggregate insured deposits. When the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the initial base assessment rates will range from two basis points to 28 basis points and when the prior assessment period is greater than 2.5%, the initial base assessment rates will range from one basis point to 25 basis points. All initial base assessment rates are case subject to adjustments for unsecured debt issued by a bank, unsecured debt issued by other FDIC-insured institutions and held by the bank, and brokered deposits held by a bank. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
Other Regulatory Developments
Significant federal legislation affecting banking has been enacted in recent years. The following summarizes some of such recent significant federal legislation.
The Dodd-Frank Act.     The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that we are subject to and that are discussed above under “—Capital Adequacy.”
The federal banking and securities regulators have issued final rules to implement Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule” pursuant to the Dodd-Frank Act. Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of any loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk. In accordance with the transition period, the Volcker Rule prohibitions and restrictions apply to banking entities, including the Company and the Bank, unless an exception applies. We are continuously reviewing our investment portfolio to determine if changes to our investment strategies may be required in order to comply with the various provisions of the Volcker Rule.
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

Sarbanes-Oxley Act.     As a public company that files periodic reports with the SEC, under the Securities Exchange Act of 1934, Heritage is subject to the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act"), which addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information.
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
Website Access to Company Reports
We post publicly available reports required to be filed with the SEC on our website, www.hf-wa.com, as soon as reasonably practicable after filing such reports. The required reports are available free of charge through our website.
Code of Ethics
We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and controller. We have posted the text of our Code of Ethics at www.hf-wa.com in the section titled Overview: Governance Documents. Any waivers of the code of ethics will be publicly disclosed to shareholders.
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
Employees
We had 735 full-time equivalent employees at December 31, 2017. We believe that employees play a vital role in the success of a service company. Employees are provided with a variety of benefits such as medical, vision, dental and life insurance, a retirement plan, and paid vacations and sick leave. None of our employees are covered by a collective bargaining agreement.
Executive Officers
The following table sets forth certain information with respect to the executive officers of the Company at December 31, 2017.

Name	Age as of December 31, 2017	Position	Has Served the Company or Heritage Bank Since
Brian L. Vance	63	President and Chief Executive Officer of Heritage; Chief Executive Officer of Heritage Bank	1996
Jeffrey J. Deuel	59	Executive Vice President of Heritage; President and Chief Operating Officer of Heritage Bank	2010
Donald J. Hinson	56	Executive Vice President and Chief Financial Officer of Heritage and Heritage Bank	2005
David A. Spurling	64	Executive Vice President and Chief Credit Officer of Heritage and Heritage Bank	2001
Bryan McDonald (1)	46	Executive Vice President and Chief Lending Officer of Heritage Bank	2014
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

•
the acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of an acquisition within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful. These risks may be present in our merger with Puget Sound that was completed during the first quarter of 2018;

•
to finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders;

•
from 2006 through 2017, we completed six acquisitions or mergers, including one acquisition in 2006, two acquisitions during 2010, two acquisitions during 2013 and one merger in 2014 that enhanced our rate of growth. In addition, we completed the Puget Sound Merger during the first quarter of 2018. We may not be able to continue to sustain our past rate of growth or to grow at all in the future;

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
We intend to pursue a growth strategy for our business. We regularly evaluate potential acquisitions and expansion opportunities. If appropriate opportunities present themselves, we expect to engage in selected acquisitions of financial institutions in the future, including branch acquisitions, or other business growth initiatives or undertakings. There can be no assurance that we will successfully identify appropriate opportunities, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.
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
The financial services industry is extensively regulated. We are subject to extensive examination, supervision and comprehensive regulation by the Federal Reserve, and Heritage Bank is subject to examination, supervision and comprehensive regulation by the FDIC and the Division. The Federal Reserve, FDIC and Division govern the activities in which we may engage, primarily for the protection of depositors and the Deposit Insurance Fund. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose requirements for additional capital, restrictions on operations, the reclassification of assets, and the determination of the adequacy of the allowance for loan losses and level of deposit insurance premiums assessed. These bank regulators also have the ability to impose conditions in the approval of merger and acquisition transactions.
As discussed under Item 1 "Business"—Capital Adequacy of this Form 10-K, the Dodd-Frank Act has significantly changed the bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have significant discretion in drafting and implementing rules and regulations. It is difficult at this time to predict when or how any new standards will ultimately be applied to us or what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. The current administration has indicated that it would like to see changes made to certain financial reform regulations, including the Dodd-Frank Act, which has resulted in increased regulatory uncertainty, and we are assessing the potential impact on financial and economic markets and on our business. Changes in federal policy and at regulatory agencies are expected to occur over time through policy and personnel changes, which could lead to changes involving the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain. If changes to the Dodd-Frank Act or the rules and regulations implementing the Act are made, such changes could offset the otherwise anticipated increase in operating and compliance costs (included in noninterest expense); however, no assurance can be given as to whether such changes will occur or what may result from such changes.
Our loan portfolio is concentrated in loans with a higher risk of loss.
Repayment of our commercial business loans, consisting of commercial and industrial loans as well as owner-occupied and non-owner occupied commercial real estate loans, is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.  We offer different types of commercial loans to a variety of businesses with a focus on real estate related industries and businesses in agricultural, healthcare, legal, and other professions. The types of commercial loans offered are business lines of credit, term equipment financing and term real estate loans. We also originate loans that are guaranteed by the SBA, and are a “preferred lender” of the SBA. Commercial business lending involves risks that are different from those associated with real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts established on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on our assessment of the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower. In addition, as part of our commercial business lending activities, we originate agricultural loans. Agricultural lending involves a greater degree of risk and typically involves higher principal amounts than other types of loans. Payments on agricultural loans are typically dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), declines in market prices for agricultural products (both domestically and internationally) and the impact of government regulations (including changes in price supports, subsidiaries and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired.
At December 31, 2017, our commercial business loans (consisting of commercial and industrial loans, owner-occupied commercial real estate loans and non-owner occupied commercial real estate loans) totaled $2.25 billion, or approximately 79.1% of our total loan portfolio. Approximately $9.1 million, or 0.4%, of our total commercial business loans were nonperforming at December 31, 2017. The majority of the nonperforming commercial business loans were owner-occupied commercial real estate loans.
Our non-owner occupied commercial real estate loans, which include five or more family residential real estate loans, involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. We originate commercial and five or more family residential real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired.
Commercial and five or more family residential real estate loans also expose us to greater credit risk than loans secured by one-to-four family residential real estate because the collateral securing these loans typically cannot be sold as easily as one-to-four family residential real estate. In addition, many of our commercial and five or more family residential real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment. If we foreclose on a commercial and five or more family residential real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential loans because there are fewer potential purchasers of the collateral. Additionally, commercial and five or more family residential real estate loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment regarding the collectability of our commercial and five or more family residential real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.
As of December 31, 2017, our non-owner occupied commercial real estate loans totaled $986.6 million, or 34.6% of our total loan portfolio. Approximately $1.9 million, or 0.2%, of our non-owner occupied commercial real estate loans were nonperforming at December 31, 2017.
Our real estate construction and land development loans are based upon estimates of costs and the related value associated with the completed project. These estimates may be inaccurate.    Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion. Changes in demand for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, our estimates with regards to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Loans on land under development or held for future construction also pose additional risk because of the lack of income being produced by the property and the potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand. As a result, this type of lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to independently repay principal and interest. If our estimate of the value of a project at completion proves to be overstated, we may have inadequate security for repayment of the loan and may incur a loss.

As of December 31, 2017, our real estate construction and land development loans totaled $149.5 million, or 5.2% of our total loan portfolio. Of these loans, $52.0 million, or 1.8% of our total loan portfolio, were one-to-four family residential construction related and $97.5 million, or 3.4% of our total loan portfolio, were five or more family residential and commercial property construction related. Approximately $1.2 million, or 0.8%, of our total construction and land development loans were nonperforming at December 31, 2017.
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
The FASB has adopted a new accounting standard that will be effective for our first fiscal year beginning after December 15, 2019. This standard, referred to as Current Expected Credit Loss ("CECL") will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. Any increases in the allowance for loan losses will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.
If our allowance for loan losses is not adequate, we may be required to make further increases in our provision for loan losses and charge-off additional loans, which could adversely affect our results of operations and our capital.
For the year ended December 31, 2017 we recorded a provision for loan losses of $4.2 million compared to $4.9 million for the year ended December 31, 2016. We recorded net charge-offs of loans of $3.2 million for the year ended December 31, 2017 compared to $3.6 million for the year ended December 31, 2016. At December 31, 2017 our total nonperforming loans were $10.7 million, or 0.38% of loans receivable, net, compared to $10.9 million or 0.41% of loans receivable, net, at December 31, 2016. Generally, our nonperforming loans reflect operating difficulties of individual borrowers, which may be the result of current economic conditions. If economic conditions deteriorate, we expect that we could experience significantly higher delinquencies and loan charge-offs. As a result, we may be required to make further increases in our provision for loan losses in the future, which could adversely affect our financial condition and results of operations, perhaps materially.

General economic conditions tend to impact loan segments at varying degrees. At December 31, 2017, our owner-occupied commercial real estate loans had the greatest percentage of nonaccrual loans of 38.2% as the borrowers are primarily business owners whose business results are influenced by economic conditions. Our commercial and industrial loan portfolio, which contained 29.1% of our nonaccrual loans at December 31, 2017, generally has a large percentage of nonperforming loans because of the same reason as owner-occupied commercial real estate loans noted above as well as impact of the types of collateral generally securing these loans which are less marketable than commercial real estate. Our non-owner occupied portfolio, which contained 17.7% of our nonaccrual loans at December 31, 2017, also has a large percentage of nonperforming loans because of the same reason as owner-occupied commercial real estate loans noted above.
The current economic condition in the market areas we serve may adversely impact our earnings and could increase the credit risk associated with our loan portfolio.
Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon. A decline in the economies of our primary market areas of the Pacific Northwest in which we operate could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how the withdrawal by the United States from the Trans-Pacific Partnership trade agreement may affect these businesses.
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
Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as earthquakes and flooding.
Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.
If the goodwill we have recorded in connection with acquisitions becomes impaired, our earnings and capital could be reduced.
Accounting standards require that we account for acquisitions using the purchase method of accounting. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with GAAP, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. The evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. At December 31, 2017, we had goodwill with a carrying amount of $119.0 million.
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
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In an attempt to help the overall economy, during the past several years it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. The Federal Reserve increased the targeted federal funds rate by 75 basis points and 25 basis points in 2017 and 2016, respectively. It is anticipated that the Federal Reserve will make additional increases in interest rates during 2018 subject to economic conditions. As the Federal Reserve increases the targeted federal funds rates, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery.
A sustained increase in market interest rates could adversely affect our earnings. As a result of the exceptionally low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.
Changes in interest rates also affect the value of our interest-earning assets and in particular our securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity.
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
Changes in the method of determining the London Interbank Offered Rate ("LIBOR") or other reference rates may adversely impact the value of loans receivable and other financial instruments we hold that are linked to LIBOR or other reference rates in ways that are difficult to predict and could adversely impact our financial condition or results of operations.
In recent years, concerns have been raised about the accuracy of the calculation of LIBOR. Aspects of the method for determining how LIBOR is formulated and its use in the market have changed and may continue to change. Recent changes to LIBOR administration have included the introduction of statutory regulation of LIBOR by U.K. regulatory authorities; reducing the currencies for which LIBOR is calculated to five; reducing the tenors for which LIBOR is calculated to seven; delaying the publication of individual banks’ LIBOR submissions for three months from submission; requiring banks to provide LIBOR submissions based on an effective methodology on the basis of relevant criteria and information, including observable market transactions where possible; and during July 2017, the Financial Conduct Authority, the financial regulatory body in the United Kingdom which oversees the LIBOR benchmark rate, announced that the LIBOR will be replaced at the end of 2021 and that they will work towards developing an alternative benchmark. Each such change and any future changes could impact the availability and volatility of LIBOR. Similar changes have occurred or may occur with respect to other reference rates. It is not currently possible to determine whether, or to what extent, any such changes would impact the value of any loans, derivatives and other financial obligations or extensions of credit we hold or that are due to us, that are linked to LIBOR or other reference rates, or whether, or to what extent, such changes would impact our financial condition or results of operations.
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
We originate and sell one-to-four family residential loans. Our mortgage banking income is a significant portion of our noninterest income. We generate gains on the sale of one-to-four family residential loans pursuant to programs currently offered by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and other secondary market purchasers. Any future changes in their purchase programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations. Further, in a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues and a corresponding decrease in noninterest income. In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.
Conditions in the financial markets may limit our access to additional funding to meet our liquidity needs which could adversely affect our earnings and capital levels.
Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. A tightening of the credit markets and the inability to obtain adequate funding may negatively affect our liquidity, asset growth and, consequently, our earnings capability and capital levels. In addition to any deposit growth, and the sale of loans or investment securities, maturity of investment securities and loan payments, we rely from time to time on advances from the FHLB of Des Moines, and certain other wholesale funding sources to meet liquidity demands. Our liquidity position could be significantly constrained if we were unable to access funds from the FHLB of Des Moines or other wholesale funding sources. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.
Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs.
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
The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. If our policies and procedures are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the denial of regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.
Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our operations rely on numerous external vendors.
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third party vendor or is renewed on terms less favorable to us.
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
If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition and results of operations could be materially adversely affected.
We are subject to certain risks in connection with our data management or aggregation.
We are reliant on our ability to manage data and our ability to aggregate data in an accurate and timely manner to ensure effective risk reporting and management. Our ability to manage data and aggregate data may be limited by the effectiveness of our policies, programs, processes and practices that govern how data is acquired, validated, stored, protected and processed. While we continuously update our policies, programs, processes and practices, many of our data management and aggregation processes are manual and subject to human error or system failure. Failure to manage data effectively and to aggregate data in an accurate and timely manner may limit our ability to manage current and emerging risks, as well as to manage changing business needs.
We rely on dividends from Heritage Bank for substantially all of our revenue at the holding company level.
We are an entity separate and distinct from our subsidiary, Heritage Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will be, dependent upon dividends from Heritage Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on our common stock. Heritage Bank's ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event Heritage Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.

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

ITEM 2.     PROPERTIES

Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space and main branch office which are owned by Heritage Bank and located in downtown Olympia. The Company's branch network at December 31, 2017 was comprised of 59 branches located throughout Washington and Oregon. The number of branches per county, as well as occupancy type, is detailed in the following table.

			Occupancy Type
County	State	Number of Branches	Owned	Leased
Clark	WA	2	1	1
Cowlitz	WA	2	2	—
Island	WA	7	6	1
Kittitas	WA	1	1	—
King	WA	8	3	5
Mason	WA	1	1	—
Multnomah	OR	1	—	1
Pierce	WA	13	8	5
San Juan	WA	1	—	1
Skagit	WA	3	3	—
Snohomish	WA	8	6	2
Thurston	WA	4	3	1
Whatcom	WA	4	3	1
Yakima	WA	4	4	—
Total		59	41	18
One Island County Branch, one Skagit County Branch, one Thurston County branch and the one branch in Kittitas County have land leases, which are not included in the leased section above as the building is owned.
As part of the Company's strategic initiatives, certain measures were taken to transform the Company's branching system during the year ended December 31, 2017. Four branches operating at December 31, 2016 were consolidated into existing Heritage Bank branches in April 2017. Three of these branches were subsequently sold and one branch is held for sale as of December 31, 2017.
For additional information concerning our premises and equipment and lease obligations, see Note (7) Premises and Equipment and Note (14) Commitments and Contingencies of the Notes to Consolidated Financial Statements included in "Item 8 Financial Statements And Supplementary Data".

ITEM 3.     LEGAL PROCEEDINGS
We, and our Bank, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol HFWA. At December 31, 2017, we had approximately 1,332 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 29,927,746 outstanding shares of common stock. This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms. The last reported sales price on February 20, 2018 was $31.18 per share. The following tables provides sales information per share of our common stock as reported on the NASDAQ Global Select Market for the indicated quarters.

	2017 Quarter ended,
	March 31	June 30	September 30	December 31
High	$26.98	$27.30	$30.00	$33.25
Low	$22.50	$23.00	$25.25	$28.60

	2016 Quarter ended,
	March 31	June 30	September 30	December 31
High	$19.61	$18.71	$18.71	$26.48
Low	$16.42	$16.40	$16.76	$17.66

For the interim period subsequent to the 2017 fiscal year through the last reported sales price on February 20, 2018, the high and low sales information price per share of our common stock as reported on the NASDAQ Global Selected Market was $32.15 and $28.46, respectively.
Quarterly, the Company reviews the potential payment of cash dividends to common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors.
The dividend activities for the years ended December 31, 2017 and 2016 and through the date of this filing are listed below:

Declared	Cash Dividend per Share	Record Date	Paid
January 27, 2016	$0.11	February 10, 2016	February 24, 2016
April 20, 2016	$0.12	May 5, 2016	May 19, 2016
July 20, 2016	$0.12	August 4, 2016	August 18, 2016
October 26, 2016	$0.12	November 8, 2016	November 22, 2016
October 26, 2016	$0.25	November 8, 2016	November 22, 2016	*
January 25, 2017	$0.12	February 9, 2017	February 23, 2017
April 25, 2017	$0.13	May 10, 2017	May 24, 2017
July 25, 2017	$0.13	August 10, 2017	August 24, 2017
October 25, 2017	$0.13	November 8, 2017	November 22, 2017
October 25, 2017	$0.10	November 8, 2017	November 22, 2017	*
January 24, 2018	$0.15	February 7, 2018	February 21, 2018
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
The Company has had various stock repurchase programs since March 1999. On October 23, 2014, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 1,513,000 shares, under the eleventh stock repurchase plan. At December 31, 2017, there were approximately 933,000 shares remaining to be purchased under the eleventh stock repurchase plan. The number, timing and price of shares repurchased will depend on business and market conditions, and other factors, including opportunities to deploy the Company's capital.

The following table provides total repurchased shares and average share prices under the plan for the periods indicated:

	Years Ended December 31,
	2017	2016	2015	Plan Total (1)
Eleventh Plan
Repurchased shares	—	138,000	441,966	579,966
Stock repurchase average share price	$—	$17.16	$16.64	$16.76
(1) Represents shares repurchased and average price per share paid during the duration of the plan.

During the years ended December 31, 2017, 2016 and 2015, the Company repurchased 29,429, 29,512 and 22,300 shares at an average price per share of $25.01, $17.82 and $17.09 to pay withholding taxes on the vesting of restricted stock that vested during the years ended December 31, 2017, 2016 and 2015, respectively, which are not considered repurchased as part of the applicable repurchase plans.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended December 31, 2017.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017—October 31, 2017	—	$—	7,893,389	935,034
November 1, 2017—November 30, 2017	—	—	7,893,389	935,034
December 1, 2017—December 31, 2017	1,718	31.35	7,893,389	935,034
Total	1,718	$31.35
(1) All of the common shares repurchased by the Company between October 1, 2017 and December 31, 2017, were shares of restricted stock that represented the cancellation of stock to pay withholding taxes.
The information regarding the Company’s equity compensation plan is contained under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K and is incorporated by reference herein.

Stock Performance Graph
The following graph depicts total return to shareholders during the five-year period beginning December 31, 2012 and ending December 31, 2017. Total return includes appreciation or depreciation in market value of the Company’s common stock as well as actual cash and stock dividends paid to common shareholders. The graph additionally shows the five-year comparison of the total return to shareholders of the Company’s common stock as compared to the NASDAQ Composite Index and the SNL U.S. Bank NASDAQ Index. The NASDAQ Composite Index is a comparative broad market index comprised of all domestic and international common stocks listed on the Nasdaq Stock Market. The SNL U.S. Bank NASDAQ Index is a comparative peer index comprised of banks and related holding companies listed on the NASDAQ Stock Market. The graph assumes that the value of the investment in Heritage’s common stock and each of the three indices was $100 on December 31, 2012, and that all dividends were reinvested.
.

	Years Ended December 31,
Index	2012	2013	2014	2015	2016	2017
Heritage Financial Corporation	$100.00	$119.67	$126.54	$139.99	$199.20	$243.60
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL U.S. Bank NASDAQ Index	100.00	143.73	148.86	160.70	222.81	234.58
*Information for the graph was provided by S&P Global Market Intelligence.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Operations Data:
Interest income	$147,880	$138,512	$135,739	$121,106	$71,428
Interest expense	8,346	6,006	6,120	5,681	3,724
Net interest income	139,534	132,506	129,619	115,425	67,704
Provision for loan losses	4,220	4,931	4,372	4,594	3,672
Noninterest income	35,408	31,619	32,268	16,467	9,651
Noninterest expense	110,575	106,473	106,208	99,379	59,515
Income tax expense (5)	18,356	13,803	13,818	6,905	4,593
Net income	41,791	38,918	37,489	21,014	9,575
Earnings per common share
Basic	$1.39	$1.30	$1.25	$0.82	$0.61
Diluted	1.39	1.30	1.25	0.82	0.61
Dividend payout ratio to common shareholders (1)	43.9%	55.4%	42.4%	61.0%	68.9%
Performance Ratios:
Net interest spread (2)	3.83%	3.89%	4.04%	4.45%	4.69%
Net interest margin (3)	3.92	3.96	4.11	4.53	4.80
Efficiency ratio (4)	63.21	64.87	65.61	75.35	76.94
Noninterest expense to average assets	2.78	2.84	3.01	3.49	3.86
Return on average assets	1.05	1.04	1.06	0.74	0.62
Return on average common equity	8.36	8.01	8.08	5.61	4.58
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
(5) The current year results were impacted by the Tax Cuts and Jobs Act enacted December 22, 2017, which required a revaluation of our deferred tax assets and liabilities to account for the future impact of the decrease in corporate income tax rate to 21% from 35% and other provisions of the legislation. Income tax expense increased $2.6 million as a result of our estimated revaluation of the net deferred tax asset.

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance Sheet Data:
Total assets	$4,113,270	$3,878,981	$3,650,792	$3,457,750	$1,659,038
Total loans receivable, net	2,816,985	2,609,666	2,372,296	2,223,348	1,203,096
Investment securities	810,530	794,645	811,869	778,660	199,288
FDIC indemnification asset	—	—	—	1,116	4,382
Goodwill and other intangible assets	125,117	126,403	127,818	129,918	30,980
Deposits	3,393,060	3,229,648	3,108,287	2,906,331	1,399,189
Federal Home Loan Bank advances	92,500	79,600	—	—	—
Junior subordinated debentures	20,009	19,717	19,424	19,082	—
Securities sold under agreement to repurchase	31,821	22,104	23,214	32,181	29,420
Stockholders’ equity	508,305	481,763	469,970	454,506	215,762
Financial Measures:
Book value per common share	$16.98	$16.08	$15.68	$15.02	$13.31
Stockholders' equity to assets ratio	12.4%	12.4%	12.9%	13.1%	13.0%
Net loans to deposits (1)	84.0%	81.8%	77.3%	77.5%	88.0%
Capital Ratios:
Total risk-based capital ratio	12.8%	13.0%	13.7%	15.1%	16.8%
Tier 1 risk-based capital ratio	11.8	12.0	12.7	13.9	15.5
Leverage ratio	10.2	10.3	10.4	10.2	11.3
Common equity Tier 1 capital to risk-weighted assets	11.3	11.4	12.0	N/A	N/A
Asset Quality Ratios:
Nonperforming loans to loans receivable, net (2)	0.38%	0.41%	0.40%	0.51%	0.63%
Allowance for loan losses to loans receivable, net (2)	1.13	1.18	1.24	1.23	2.34
Allowance for loan losses to nonperforming loans (2)	299.79	284.93	307.67	239.62	372.16
Nonperforming assets to total assets (2)	0.26	0.30	0.32	0.43	0.74
Net charge-off on loans to average loans receivable, net	0.12	0.14	0.10	0.30	0.31
Other Data:
Number of banking offices	59	63	67	66	35
Number of full-time equivalent employees	735	760	717	748	373
Deposits per branch	57,509	51,264	46,392	44,035	39,977
Assets per full-time equivalent	5,596	5,104	5,092	4,623	4,448
(1) Loans receivable, net of deferred costs divided by deposits.
(2) At December 31, 2017, 2016, 2015, 2014 and 2013, $1.9 million, $2.8 million $1.3 million, $1.6 million and $1.7 million of nonaccrual loans were guaranteed by government agencies, respectively.
The Company has focused on expanding its business over the past several years. In 2013, the Company completed two open-bank acquisitions of Northwest Commercial Bank in January 2013 and Valley Community Bancshares in July 2013. In May 2014, the Company completed the merger with Washington Banking Company. Subsequent to December 31, 2017, the Company completed the Puget Sound Merger in January 2018. These acquisitions and mergers, together with organic growth of the business, have significantly increased the Company's assets and liabilities.

During the period from December 31, 2013 through December 31, 2017 total assets have increased $2.45 billion, or 147.9%, to $4.11 billion as of December 31, 2017 from $1.66 billion at December 31, 2013. The total loans receivable, net of allowance for loan losses increased $1.61 billion, or 134.1%, to $2.82 billion as of December 31, 2017 from $1.20 billion at December 31, 2013. Loan increases during the five-year period are also attributable to the Washington Banking Merger with the acquisition of loans with fair value of $1.0 billion at the May 1, 2014 merger date. Our emphasis in increasing our commercial business loan portfolio, in addition to mergers and acquisitions, resulted in an increase in commercial business loans of $1.18 billion, or 110.4%, since December 31, 2013.
Deposits increased $1.99 billion, or 142.5%, to $3.39 billion at December 31, 2017 from $1.40 billion at December 31, 2013. Deposit increases during the five-year period are also attributable to the Washington Banking Merger with the assumptions of deposits with fair value of $1.4 billion at the May 1, 2014 merger date. From December 31, 2013 to December 31, 2017, non-maturity deposits (total deposits less certificate of deposit accounts) increased $1.90 billion, or 174.8%, to $2.99 billion at December 31, 2017. The percentage of certificate of deposit accounts to total deposits decreased to 11.7% at December 31, 2017 from 22.1% at December 31, 2013.
Stockholders’ equity increased by $292.5 million, or 135.6%, to $508.3 million at December 31, 2017 from $215.8 million at December 31, 2013 due primarily to a combination of earnings and issuances of common stock, partially offset by repurchases of common stock and declarations of cash dividends. Our net income increased$32.2 million, or 336.5%, to $41.8 million for the year ended December 31, 2017 from $9.6 million for the year ended December 31, 2013 as a result of growth in the Company due primarily through acquisitions and mergers. Net interest income increased $71.8 million, or 106.1%, to $139.5 million for the year ended December 31, 2017 from $67.7 million during the year ended December 31, 2013. The increase in net interest income was primarily a result of an increase in interest income of $76.5 million, or 107.0%, to $147.9 million for the year ended December 31, 2017 from $71.4 million for the year ended December 31, 2013. Additionally, the increase in net income includes an increase in noninterest income of $25.8 million, or 266.9%, to $35.4 million for the year ended December 31, 2017 compared to $9.7 million for the year ended December 31, 2013. The increase in net income was partially offset by an increase in noninterest expense of $51.1 million, or 85.8%, to $110.6 million for the year ended December 31, 2017 from $59.5 million for the year ended December 31, 2013 as a result of the growth of the Company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read with the December 31, 2017 audited Consolidated Financial Statements and Notes thereto included in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.
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
The Company considers its most critical accounting estimates to be the allowance for loan losses, estimations of expected cash flows related to purchased credit impaired loans, business combinations, other-than-temporary impairments in the fair value of investments and consideration of potential impairment of goodwill.
Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of the allowance for loan losses is maintained at the amount management believes will be appropriate to absorb probable incurred credit losses in the loan portfolio at the balance sheet date. The allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans.
We assess the estimated credit losses inherent in our loan portfolio by considering a number of elements including:

•	historical loss experience in the loan portfolio;

•	impact of environmental factors, including:

◦	levels of and trends in delinquencies, classified and impaired loans;

◦	levels of and trends in charge-offs and recoveries;

◦	trends in volume and terms of loans;

◦	effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

◦	experience, ability, and depth of lending management and other relevant staff;

◦	national and local economic trends and conditions;

◦	other external factors such as competition, legal and regulatory;

◦	effects of changes in credit concentrations; and

◦	other factors
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
For additional information regarding the allowance for loan losses, its relation to the provision for loan losses, its risk related to asset quality and lending activity, see “—Results of Operations for the Years Ended December 31, 2017 and 2016—Provision for Loan Losses” and “—Consolidated Financial Condition —Allowance for Loan Losses” below, “Item 1A. Risk Factors —Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio” as well as Note (4) Allowance for Loan Losses of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
Estimated Expected Cash Flows related to Purchased Credit Impaired ("PCI") Loans
Loans purchased in an acquisition with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB Accounting Standards Codification ("ASC") 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In situations where such PCI loans have similar risk characteristics, loans may be aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation.
The cash flows expected over the life of the PCI loan or pool are estimated using an external cash flow model that projects cash flows and calculates the carrying values, book yields, effective interest income and impairment, if any, based on loan or pool level events. Assumptions as to default rates, loss severity and prepayment speeds are utilized to calculate the expected cash flows.
Expected cash flows at the acquisition date in excess of the fair value of loans are considered to be accretable yield, which is recognized as interest income over the life of the loan or pool using a level yield method if the timing and amounts of the future cash flows of the loan or pool are reasonably estimable. Subsequent to the acquisition date, any increases in cash flow over those expected at purchase date in excess of fair value are recorded as interest income prospectively. Any subsequent decreases in cash flow over those expected at purchase date are recognized by recording an allowance for loan losses. Any disposals of loans in pools, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount and recognition of income if the proceeds from such activity is in excess of the carrying amount removed from the pool.
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

Other-Than-Temporary Impairments in the Fair Value of Investments
Unrealized losses on investment securities available for sale and held to maturity are evaluated at least quarterly to determine whether declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining carrying value. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the carrying value primarily due to current market conditions and not deterioration in the financial condition of the issuer and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining carrying value. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. Therefore, continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.
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
For the year ended December 31, 2017, the Company completed step one of the two-step process of the goodwill impairment test. Based on the results of the test, the Company concluded that the reporting unit’s fair value was greater than its carrying value and there was no impairment of goodwill.
For additional information regarding goodwill, see Note (8) Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Financial Overview
Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly-owned financial institution subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on our commercial banking relationships, market expansion and asset quality.
Consolidated Financial Condition
The Company’s total assets increased $234.3 million, or 6.0%, to $4.11 billion at December 31, 2017 from $3.88 billion at December 31, 2016. The increase was primarily due to a $207.3 million, or 7.9%, increase in total loans receivable, net. The asset balances at December 31, 2017 and 2016 and the changes in those balances are included in the following table:

	December 31, 2017	December 31, 2016	Change 2017 vs. 2016	Percent Change 2017 vs. 2016
	(Dollars in thousands)
Cash and cash equivalents	$103,015	$103,745	$(730)	(0.7)%
Investment securities available for sale	810,530	794,645	15,885	2.0
Loans held for sale	2,288	11,662	(9,374)	(80.4)
Total loans receivable, net	2,816,985	2,609,666	207,319	7.9
Other real estate owned	—	754	(754)	(100.0)
Premises and equipment, net	60,325	63,911	(3,586)	(5.6)
FHLB stock, at cost	8,347	7,564	783	10.4
Bank owned life insurance	75,091	70,355	4,736	6.7
Accrued interest receivable	12,244	10,925	1,319	12.1
Prepaid expenses and other assets	99,328	79,351	19,977	25.2
Other intangible assets, net	6,088	7,374	(1,286)	(17.4)
Goodwill	119,029	119,029	—	—
Total assets	$4,113,270	$3,878,981	$234,289	6.0%
Investment Activities
Our investment policy is established by the Board of Directors and monitored by the Risk Committee of the Board of Directors. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complements the Bank's lending activities. The policy dictates the criteria for classifying securities as either available for sale or held to maturity. The policy permits investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, U.S. Government agency obligations, some certificates of deposit of insured banks, mortgage-backed and mortgage related securities, corporate notes, municipal bonds, and federal funds. Investment in non-investment grade bonds and stripped mortgage-backed securities is not permitted under the policy.
Investment securities available for sale increased $15.9 million, or 2.0%, to $810.5 million at December 31, 2017 from $794.6 million at December 31, 2016. The increase was due primarily to purchases of investment securities of $149.9 million during the year ended December 31, 2017. The increase was partially offset by maturities, calls and payments of investment securities of $98.9 million and sales of investment securities of $31.0 million during the year ended December 31, 2017.

The following table provides information regarding our investment securities available for sale at the dates indicated.

	December 31, 2017		December 31, 2016		December 31, 2015
	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$13,442	1.7%	$1,569	0.2%	$35,577	4.4%
Municipal securities	250,015	30.8	237,256	29.9	220,993	27.2
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	280,211	34.5	309,176	38.9	352,024	43.4
Commercial	217,079	26.8	208,318	26.2	179,011	22.0
Collateralized loan obligations	4,580	0.6	10,478	1.3	15,097	1.9
Corporate obligations	16,770	2.1	16,706	2.1	9,113	1.1
Other securities(2)	28,433	3.5	11,142	1.4	54	—
Total	$810,530	100.0%	$794,645	100.0%	$811,869	100.0%
(1) Issued and guaranteed by U.S. Government-sponsored agencies.
(2) Primarily asset-backed securities issued and guaranteed by U.S. Government-sponsored agencies.
The following table provides information regarding our investment securities available for sale, by contractual maturity, at December 31, 2017. Equity securities totaling $146,000 are excluded because they have no stated maturity dates.

	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years
	Fair Value	Weighted Average Yield(2)	Fair Value	Weighted Average Yield(2)	Fair Value	Weighted Average Yield(2)	Fair Value	Weighted Average Yield (2)
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$—	—%	$552	2.03%	$6,902	2.78%	$5,988	2.01%
Municipal securities	8,982	3.77	69,160	3.27	41,357	3.56	130,516	3.84
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	—	—	2,549	1.69	62,318	2.24	215,344	2.39
Commercial			57,154	2.10	109,768	2.42	50,157	2.45
Collateralized loan obligations	—	—	—	—	4,580	2.71	—	—
Corporate obligations	—	—	3,082	3.08	13,688	2.55	—	—
Other securities (3)	—	—	—	—	—	—	28,287	2.41
Total	$8,982	3.77%	$132,497	2.73%	$238,613	2.59%	$430,292	2.83%
(1) Issued and guaranteed by U.S. Government-sponsored agencies.
(2) Taxable equivalent weighted average yield.
(3) Primarily asset-backed securities issued and guaranteed by U.S. Government-sponsored agencies.

Loan Portfolio
The Bank is a full service commercial bank, which originates a wide variety of loans with a focus on commercial business loans. Total loans receivable, net of allowance for loan losses, increased $207.3 million, or 7.9%, to $2.82 billion at December 31, 2017 from $2.61 billion at December 31, 2016. The increase in loans receivable was primarily in the non-owner occupied commercial real estate loan class which increased $105.7 million, or 12.0%, to $986.6 million during the year ended December 31, 2017 and in the owner-occupied commercial real estate loan class which increased $64.1 million, or 11.5%, to $622.2 million during the same period.
The following table provides information about our loan portfolio by type of loan at the dates indicated. These balances are prior to deduction for the allowance for loan losses.

	December 31,
	2017		2016		2015		2014		2013
	Balance	% of Total(3)	Balance	% of Total(3)	Balance	% of Total(3)	Balance	% of Total(3)	Balance	% of Total(3)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$645,396	22.7%	$637,773	24.2%	$596,726	24.8%	$570,453	25.3%	$351,230	28.5%
Owner-occupied commercial real estate	622,150	21.8	558,035	21.1	572,609	23.8	574,687	25.5	303,073	24.6
Non-owner occupied commercial real estate	986,594	34.6	880,880	33.4	753,986	31.4	663,935	29.5	417,206	33.9
Total commercial business	2,254,140	79.1	2,076,688	78.7	1,923,321	80.0	1,809,075	80.3	1,071,509	87.0
One-to-four family residential (1)	86,997	3.1	77,391	2.9	72,548	3.0	69,530	3.1	47,859	3.9
Real estate construction and land development:
One-to-four family residential	51,985	1.8	50,414	1.9	51,752	2.2	49,195	2.2	21,280	1.7
Five or more family residential and commercial properties	97,499	3.4	108,764	4.1	55,325	2.3	64,920	2.9	48,655	3.9
Total real estate construction and land development (2)	149,484	5.2	159,178	6.0	107,077	4.5	114,115	5.1	69,935	5.6
Consumer	355,091	12.5	325,140	12.3	298,167	12.4	259,294	11.5	45,287	3.7
Gross loans receivable	2,845,712	99.9	2,638,397	99.9	2,401,113	99.9	2,252,014	100.0	1,234,590	100.2
Net deferred loan costs (fees)	3,359	0.1	2,352	0.1	929	0.1	(937)	—	(2,670)	(0.2)
Loans receivable, net	$2,849,071	100.0%	$2,640,749	100.0%	$2,402,042	100.0%	$2,251,077	100.0%	$1,231,920	100.0%
(1) Excludes loans held for sale of $2.3 million, $11.7 million, $7.7 million and $5.6 million as of December 31, 2017, 2016, 2015 and 2014 respectively. There were no loans held for sale at December 31, 2013.
(2) Balances are net of undisbursed loan proceeds.
(3) Percent of loans receivable, net.

The following table presents at December 31, 2017 (i) the aggregate contractual maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories.

	Maturing
	One Year or Less	Over One to Five Years	Over Five Years	Total
	(In thousands)
Commercial business	$280,477	$427,001	$1,546,662	$2,254,140
One-to-four family residential	2,313	2,577	82,107	86,997
Real estate construction and land development	123,802	22,133	3,549	149,484
Consumer	15,975	$114,215	$224,901	355,091
Gross loans receivable	$422,567	$565,926	$1,857,219	$2,845,712

Fixed rate loans	$109,545	$394,561	$500,726	$1,004,832
Variable or adjustable rate loans	313,022	171,365	1,356,493	1,840,880
Total	$422,567	$565,926	$1,857,219	$2,845,712
Included in the balance of variable or adjustable rate loans with maturity over five years in the table above are certain commercial loans in which the Bank entered into non-hedge interest rate swap contracts with the borrower and a third party. Under these derivative contract arrangements, the Bank effectively earns a variable rate of interest based on one-month LIBOR plus various margins while the customer pays a fixed rate of interest. At December 31, 2017, the Bank had 39 separate interest rate swap contracts with borrowers with notional value of $146.5 million compared to 28 separate interest rate swap contracts with borrowers with notional value of $102.7 million at December 31, 2016.

The following table provides information about our nonaccrual loans, other real estate owned and performing TDR loans for the indicated dates.

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$9,098	$8,580	$7,122	$8,596	$5,675
One-to-four family residential	81	94	38	—	340
Real estate construction and land development	1,247	2,008	2,414	2,831	1,045
Consumer	277	227	94	145	685
Total nonaccrual loans(1)(2)	10,703	10,909	9,668	11,572	7,745
Other real estate owned	—	754	2,019	3,355	4,559
Total nonperforming assets	$10,703	$11,663	$11,687	$14,927	$12,304

Allowance for loan losses	$32,086	$31,083	$29,746	$27,729	$28,824
Nonperforming loans to loans receivable, net	0.38%	0.41%	0.40%	0.51%	0.63%
Allowance for loan losses to loans receivable, net	1.13%	1.18%	1.24%	1.23%	2.34%
Allowance for loan losses to nonperforming loans	299.79%	284.93%	307.67%	239.62%	372.16%
Nonperforming assets to total assets	0.26%	0.30%	0.32%	0.43%	0.74%

Performing TDR loans:
Commercial business	$25,729	$19,837	$17,345	$14,421	$19,496
One-to-four family residential	218	227	236	245	702
Real estate construction and land development	645	2,141	3,014	3,927	6,043
Consumer	165	83	100	66	101
Total performing TDR loans(3)	$26,757	$22,288	$20,695	$18,659	$26,342

Accruing loans past due 90 days or more(4)	$—	$—	$—	$—	$6
Potential problem loans(5)	83,543	87,762	110,357	162,930	67,662
(1) At December 31, 2017, 2016, 2015, 2014 and 2013, $5.2 million $6.9 million, $6.3 million, $7.3 million and $2.6 million of nonaccrual loans were considered TDR loans, respectively.
(2) At December 31, 2017, 2016, 2015, 2014 and 2013, $1.9 million, $2.8 million $1.3 million, $1.6 million and $1.7 million of nonaccrual loans were guaranteed by government agencies, respectively.
(3) At December 31, 2017, 2016, 2015, 2014 and 2013, $1.4 million, $682,000, $491,000, $751,000 and $1.2 million of performing TDR loans were guaranteed by government agencies, respectively.
(4) Loans that are past due 90 days or more and still accruing interest are those that are both well-secured and in the process of collection. There were no accruing loans past due 90 days or more that were guaranteed by government agencies at December 31, 2017, 2016, 2015 and 2014. There were accruing loans past due 90 days or more of $6,000 guaranteed by government agencies at December 31, 2013.
(5) Potential problem loans are those loans that are currently accruing interest and are not considered impaired, but which are being monitored because the financial information of the borrower causes the Company concern as to the borrower’s ability to comply with their loan repayment terms. At December 31, 2017, 2016, 2015, 2014 and 2013, $3.1 million, $1.1 million, $3.0 million, $2.0 million and $1.8 million of potential problem loans were guaranteed by government agencies, respectively.
Nonperforming Assets.    Nonperforming assets consist of nonaccrual loans and other real estate owned. Nonperforming assets decreased $1.0 million to $10.7 million, or 0.26% of total assets at December 31, 2017 from $11.7 million, or 0.30% of total assets, at December 31, 2016 due to the decrease in nonaccrual loans discussed below as well as a decrease in other real estate owned. The Bank had no other real estate owned at December 31, 2017, a decrease of $754,000 from December 31, 2016. The decrease in other real estate owned was due to the disposition of all other real estate owned properties during the year ended December 31, 2017.
Nonaccrual Loans.    Nonaccrual loans decreased $206,000 to $10.7 million, or 0.38% of loans receivable, net, at December 31, 2017 from $10.9 million, or 0.41% of loans receivable, net, at December 31, 2016. The decrease was due to net principal payments of $5.2 million, net charge-offs of $1.2 million and loans transferred from nonaccrual to a status of accruing of $1.0 million. The decrease in total nonaccrual loans at December 31, 2017 was offset by additions to nonaccrual loans of $7.2 million, of which $3.3 million and $1.6 million were previously potential problem loans and performing TDR loans, respectively, that were transferred to nonaccrual status. Nonaccrual loans totaling $3.8 million at December 31, 2017 had a related allowance for loan losses of $720,000 compared to nonaccrual loans of $4.6 million at December 31, 2016 with related allowance for loan losses of $770,000.
Troubled Debt Restructured Loans. TDR loans are considered impaired and are separately measured for impairment whether on accrual or nonaccrual status. At December 31, 2017, nonperforming TDR loans included in the nonaccrual loan balance was $5.2 million and had a related allowance for loan losses of $379,000. At December 31, 2016, nonperforming TDR loans of $6.9 million had a related allowance for loan losses of $437,000.
The performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. Performing TDR loans as of December 31, 2017 and December 31, 2016 were $26.8 million and $22.3 million, respectively. The $4.5 million increase in performing TDR loans during the year ended December 31, 2017 was primarily due to loans restructured during the year ended December 31, 2017 of $15.4 million and principal additions of $712,000, offset partially by net principal reductions of $10.1 million, loans transferred to nonaccrual status of $1.6 million and net charge-offs of $16,000. The related allowance for loan losses on performing TDR loans was $2.6 million as of December 31, 2017 and $2.0 million as of December 31, 2016.
Potential Problem Loans. Potential problem loans decreased $4.2 million, or 4.8%, to $83.5 million at December 31, 2017 from $87.8 million at December 31, 2016 primarily due to net loan payments of $37.6 million, upgrade of potential problem loans to pass rated loans of $5.3 million, a potential problem loan transferred to held-for-sale of $5.8 million, potential problem loans transferred to impaired status of $6.0 million, potential problem loans restructured as TDRs of $841,000, and net charge-offs of $700,000, offset partially by loan downgrades to potential problem loans of $52.0 million during the year ended December 31, 2017.

Allowance for Loan Losses
The following table provides information regarding changes in our allowance for loan losses at and for the indicated years:

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Allowance for loan losses at beginning of the year	$31,083	$29,746	$27,729	$28,824	$28,594
Provision for loan losses	4,220	4,931	4,372	4,594	3,672
Charge-offs:
Commercial business	(2,438)	(4,153)	(1,676)	(5,252)	(3,073)
One-to-four family residential	(30)	—	—	(31)	(52)
Real estate construction and land development	(556)	(154)	(106)	(345)	(565)
Consumer	(1,814)	(1,778)	(1,700)	(969)	(681)
Total charge-offs	(4,838)	(6,085)	(3,482)	(6,597)	(4,371)
Recoveries:
Commercial business	947	1,844	476	716	808
One-to-four family residential	2	2	13	7	—
Real estate construction and land development	202	83	100	43	32
Consumer	470	562	538	142	89
Total recoveries	1,621	2,491	1,127	908	929
Net charge-offs	(3,217)	(3,594)	(2,355)	(5,689)	(3,442)
Allowance for loan losses at end of the year	$32,086	$31,083	$29,746	$27,729	$28,824
Gross loans receivable at end of the year (1)	$2,845,712	$2,638,397	$2,401,113	$2,252,014	$1,234,590
Average loans receivable during the year (1)	2,703,934	2,489,730	2,316,175	1,871,696	1,124,828
Ratio of net charge-offs on loans to average loans receivable	(0.12)%	(0.14)%	(0.10)%	(0.30)%	(0.31)%
(1) Excludes loans held for sale.

The following table shows the allocation of the allowance for loan losses at the indicated dates. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry-wide and other factors that affect loan losses in the categories shown below:

	December 31,
	2017		2016		2015		2014		2013
	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)
	(Dollars in thousands)
Commercial business	$21,999	79.1%	$22,382	78.8%	$22,064	80.1%	$20,186	80.3%	$22,853	86.7%
One-to-four family residential	1,056	3.1	1,015	2.9	1,157	3.0	1,200	3.1	1,100	3.9
Real estate construction	2,052	5.3	2,156	6.0	1,871	4.5	2,758	5.1	2,673	5.7
Consumer	6,081	12.5	5,024	12.3	4,309	12.4	2,769	11.5	1,597	3.7
Unallocated	898	—	506	—	345	—	816	—	601	—
Total allowance for loan losses	$32,086	100.0%	$31,083	100.0%	$29,746	100.0%	$27,729	100.0%	$28,824	100.0%
(1) Represents the percent of loans receivable by loan category to total gross loans receivable.
The allowance for loan losses increased $1.0 million, or 3.2%, to $32.1 million at December 31, 2017 from $31.1 million at December 31, 2016 due to a provision for loan losses of $4.2 million, offset by net charge-offs of $3.2 million recognized during the year ended December 31, 2017. Net charge-offs for the years ended December 31, 2017 and 2016 included PCI pool closure charge-offs of $1.7 million and $1.0 million, respectively.
As of December 31, 2017, the Bank identified $10.7 million of nonperforming loans and $26.8 million of performing TDR loans for a total of $37.5 million of impaired loans. Of these impaired loans, $10.4 million had no allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. The remaining $27.1 million had related allowances for loan losses totaling $3.4 million. As of December 31, 2016, the Bank identified $10.9 million of nonperforming loans and $22.3 million of performing TDR loans for a total of $33.2 million of impaired loans. Of these impaired loans, $10.1 million had no allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. The remaining $23.1 million had related allowances for loan losses totaling $2.7 million.

The following table outlines the allowance for loan losses and related outstanding loan balances on loans at December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses	$24,732	$21,791
Gross loans, excluding PCI and impaired loans	2,767,650	2,540,751
Percentage	0.89%	0.86%

PCI Allowance:
Allowance for loan losses	$3,999	$6,558
Gross PCI loans	40,603	64,448
Percentage	9.85%	10.18%

Specific Valuation Allowance:
Allowance for loan losses	$3,355	$2,734
Gross impaired loans	37,459	33,198
Percentage	8.96%	8.24%

Total Allowance for Loan Losses:
Allowance for loan losses	$32,086	$31,083
Gross loans receivable	2,845,712	2,638,397
Percentage	1.13%	1.18%
Based on the Bank's established comprehensive methodology, management deemed the allowance for loan losses of $32.1 million at December 31, 2017 (1.13% of loans receivable, net and 299.79% of nonperforming loans) appropriate to provide for probable incurred credit losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses at December 31, 2016 of $31.1 million (1.18% of loans receivable, net and 284.93% of nonperforming loans).
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

Deposits
Total deposits increased $163.4 million, or 5.1%, to $3.39 billion at December 31, 2017 from $3.23 billion at December 31, 2016 due primarily to a $87.9 million, or 9.1%, increase in interest bearing demand deposits to $1.05 billion at December 31, 2017 from $963.8 million at December 31, 2016 and a $62.7 million, or 7.1%, increase in noninterest demand deposits to $944.8 million at December 31, 2017 from $882.1 million at December 31, 2016. Non-maturity deposits as a percentage of total deposits decreased to 88.3% at December 31, 2017 from 88.9% at December 31, 2016. The decrease in this ratio was primarily due to a lower proportional increase of total non-maturity deposits compared to the increase in certificate of deposit accounts. Certificate of deposit accounts increased $41.0 million, or 11.5%, to $398.4 million at December 31, 2017 from $357.4 million at December 31, 2016.

The following table provides the balances outstanding for each major category of deposits at the dates indicated:

	December 31, 2017		December 31, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest demand deposits	$944,791	27.8%	$882,091	27.3%	$770,927	24.8%
Interest bearing demand deposits	1,051,752	31.1	963,821	29.8	917,859	29.5
Money market accounts	499,618	14.7	523,875	16.2	545,342	17.6
Savings accounts	498,501	14.7	502,460	15.6	453,826	14.6
Total non-maturity deposits	2,994,662	88.3	2,872,247	88.9	2,687,954	86.5
Certificate of deposit accounts	398,398	11.7	357,401	11.1	420,333	13.5
Total deposits	$3,393,060	100.0%	$3,229,648	100.0%	$3,108,287	100.0%

The following table provides the average balances outstanding and the weighted average interest rates for each major category of deposits for the years indicated:

	Years Ended December 31,
	2017		2016		2015
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
	(Dollars in thousands)
Interest bearing demand deposits and money market accounts	$1,498,619	0.17%	$1,464,198	0.16%	$1,374,757	0.17%
Savings accounts	499,435	0.26	485,482	0.16	405,633	0.11
Certificate of deposit accounts	378,044	0.59	388,286	0.50	464,277	0.51
Total interest bearing deposits	2,376,098	0.25	2,337,966	0.21	2,244,667	0.23
Noninterest demand deposits	902,716	—	829,912	—	740,718	—
Total deposits	$3,278,814	0.18%	$3,167,878	0.16%	$2,985,385	0.18%

The following table shows the amount and maturity of certificate of deposit accounts of $250,000 or more:

December 31, 2017
(In thousands)
Remaining maturity:
Three months or less	$26,199
Over three months through twelve months	56,897
Over twelve months through three years	19,388
Over three years	11,214
Total	$113,698

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
At December 31, 2017, the Bank maintained a credit facility with the FHLB of Des Moines in the amount of $881.1 million, of which $92.5 million was advanced. At December 31, 2016 there were FHLB advances outstanding of $79.6 million. During the years ended December 31, 2017 and 2016, the Bank had average balances of FHLB advances of $105.6 million and $13.3 million, respectively.
At December 31, 2017 and 2016, the Bank had securities sold under agreement to repurchase of $31.8 million and $22.1 million, respectively.

Stockholders' Equity and Capital
Total stockholders’ equity increased $26.5 million, or 5.5%, to $508.3 million at December 31, 2017 from $481.8 million at December 31, 2016. This increase was primarily due to net income of $41.8 million, stock-based compensation expense of $2.1 million and accumulated other comprehensive loss, net of tax of $1.5 million, partially offset by cash dividends in the amount of $18.3 million.
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

	Year Ended December 31,
	2017	2016	2015
	(In thousands
Dividends paid per common share	$0.61	$0.72	$0.53
Dividend payout ratio (1)	43.9%	55.4%	42.4%
(1) Dividends paid per common share as a percentage of earnings per diluted common share.
Subsequent to year end, on January 24, 2018, the Company’s Board of Directors declared a dividend of $0.15 per share which was paid on February 21, 2018 to shareholders of record as of February 7, 2018.
See “Item 6. Selected Financial Data” for our return on average assets, return on average equity and average equity to average assets ratios for all reported periods.
The Company and the Bank are subject to various regulatory capital requirements as prescribed by the Federal Reserve and by the FDIC, respectively. As of December 31, 2017, the Company and the Bank were classified as “well capitalized” institutions under the criteria established by these banking regulators. For additional information regarding the Company’s and the Bank’s regulatory capital requirements, see “Supervision and Regulation-Capital Adequacy” in “Item 1. Business” and Note (21) Regulatory Capital Requirements included in “Item 8. Financial Statements and Supplementary Data.”

Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in our Consolidated Financial Statements. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. The Company had off-balance sheet loan commitments, including letters of credit, aggregating $713.2 million at December 31, 2017, an increase of $87.2 million, or 13.9%, from $626.0 million at December 31, 2016. For additional information, see Note (14) Commitments and Contingencies included in “Item 8. Financial Statements and Supplementary Data.”

Average Balances, Yields and Rates Paid for the Years Ended December 31, 2017, 2016 and 2015
Our core profitability depends primarily on our net interest income, which is the difference between the income we receive on our loan and investment portfolios, and our cost of funds, which consists of interest paid on deposits and borrowed funds. Like most financial institutions, our interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates and government policies.
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

	Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Total loans receivable, net	$2,703,934	$129,213	4.78%	$2,489,730	$122,147	4.91%	$2,316,175	$121,687	5.25%
Taxable securities	570,969	12,688	2.22	589,867	11,215	1.90	548,787	9,578	1.75
Nontaxable securities	226,934	5,269	2.32	221,708	4,870	2.20	204,443	4,196	2.05
Other interest earning assets	54,758	710	1.30	44,951	280	0.62	80,882	278	0.34
Total interest earning assets	3,556,595	147,880	4.16	3,346,256	138,512	4.14	3,150,287	135,739	4.31
Noninterest earning assets	424,757			399,279			377,228
Total assets	$3,981,352			$3,745,535			$3,527,515
Liabilities and Stockholders' Equity:
Certificate of deposit accounts	$378,044	$2,244	0.59%	$388,286	$1,936	0.50%	$464,277	$2,386	0.51%
Savings accounts	499,435	1,311	0.26	485,482	756	0.16	405,633	445	0.11
Interest bearing demand and money market accounts	1,498,619	2,494	0.17	1,464,198	2,318	0.16	1,374,757	2,398	0.17
Total interest bearing deposits	2,376,098	6,049	0.25	2,337,966	5,010	0.21	2,244,667	5,229	0.23
Junior subordinated debentures	19,860	1,014	5.11	19,565	880	4.50	19,271	827	4.29

	Year Ended December 31,
	2017			2016			2015
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
FHLB advances and other borrowings	105,648	1,226	1.16	13,349	74	0.55	1,777	6	0.34
Securities sold under agreement to repurchase	25,434	57	0.22	20,392	42	0.21	23,522	58	0.25
Total interest bearing liabilities	2,527,040	8,346	0.33	2,391,272	6,006	0.25	2,289,237	6,120	0.27
Demand and other noninterest bearing deposits	902,716			829,912			740,718
Other noninterest bearing liabilities	51,820			38,474			33,458
Stockholders’ equity	499,776			485,877			464,102
Total liabilities and stockholders’ equity	$3,981,352			$3,745,535			$3,527,515
Net interest income		$139,534			$132,506			$129,619
Net interest spread			3.83%			3.89%			4.04%
Net interest margin			3.92%			3.96%			4.11%
Average interest earning assets to average interest bearing liabilities			140.74%			139.94%			137.61%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due specifically to volume and interest rates.

	Year Ended December 31,
	2017 Compared to 2016 Increase (Decrease) Due to			2016 Compared to 2015 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Earning Assets:
Loans	$10,236	$(3,170)	$7,066	$8,515	$(8,055)	$460
Taxable securities	(420)	1,893	1,473	781	856	1,637
Nontaxable securities	121	278	399	379	295	674
Other interest earning assets	127	303	430	(224)	226	2
Interest income	$10,064	$(696)	$9,368	$9,451	$(6,678)	$2,773
Interest Bearing Liabilities:
Certificate of deposit accounts	$(61)	$369	$308	$(379)	$(71)	$(450)
Savings accounts	37	518	555	124	187	311
Interest bearing demand and money market accounts	57	119	176	142	(222)	(80)
Total interest bearing deposits	33	1,006	1,039	(113)	(106)	(219)
Junior subordinated debentures	15	119	134	13	40	53
Securities sold under agreement to repurchase	11	4	15	(6)	(10)	(16)
FHLB advances and other borrowings	1,071	81	1,152	64	4	68
Interest expense	$1,130	$1,210	$2,340	$(42)	$(72)	$(114)
Net Interest Income	$8,934	$(1,906)	$7,028	$9,493	$(6,606)	$2,887

Results of Operations for the Years Ended December 31, 2017 and 2016
Earnings Summary
Net income was $41.8 million, or $1.39 per diluted common share, for the year ended December 31, 2017 compared to $38.9 million, or $1.30 per diluted common share, for the year ended December 31, 2016. The increase in net income of $2.9 million, or 7.4%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily the result of an increase in net interest income of $7.0 million, or 5.3%, and an increase in total noninterest income of $3.8 million, or 12.0%, partially offset by an increase in income tax expense of $4.6 million, or 33.0%, and an increase in total noninterest expense of $4.1 million, or 3.9%.
The net interest margin decreased four basis points to 3.92% for the year ended December 31, 2017 compared to 3.96% for the same period in 2016 primarily due to a decrease in loan yields, which is included in the table below.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio improved to 63.21% for the year ended December 31, 2017 from 64.87% for the year ended December 31, 2016. The improvement in the efficiency ratio for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily attributable to the increases in net interest income and noninterest income.
Noninterest expense as a percentage of average assets (or overhead ratio) is a metric utilized by the Bank to monitor its performance exclusive of the impact of market conditions on net interest margin. The Company's noninterest expense ratio decreased to 2.78% for the year ended December 31, 2017 from 2.84% during year ended December 31, 2016. The decrease reflects the Company's growth in average assets and its efforts to reduce discretionary operating costs.

Net Interest Income
One of the Company's key sources of earnings is net interest income. There are several factors that affect net interest income including, but not limited to, the volume, pricing, mix and maturity of interest earning assets and interest bearing liabilities; the volume of noninterest bearing deposits and other liabilities and stockholders' equity; the volume of noninterest earning assets; market interest rate fluctuations; and asset quality. Net interest income increased $7.0 million, or 5.3%, to $139.5 million for the year ended December 31, 2017 compared to $132.5 million for the year ended December 31, 2016. The increase in net interest income was primarily due to increases in average interest earning assets and yields on interest earning assets.
Interest Income
Total interest income increased $9.4 million, or 6.8%, to $147.9 million for the year ended December 31, 2017 compared to $138.5 million for the year ended December 31, 2016. The balance of average interest earning assets increased $210.3 million, or 6.3%, to $3.56 billion for the year ended December 31, 2017 from $3.35 billion for the year ended December 31, 2016. The yield on total interest earning assets increased two basis points to 4.16% for the year ended December 31, 2017 from 4.14% for the year ended December 31, 2016.
Interest income from interest and fees on loans increased $7.1 million, or 5.8%, to $129.2 million for the year ended December 31, 2017 from $122.1 million for the same period in 2016 due primarily to an increase in average loans receivable, offset partially by a decrease in average loan yields. Average loans receivable increased $214.2 million, or 8.6%, to $2.70 billion for the year ended December 31, 2017 compared to $2.49 billion for the year ended December 31, 2016 as a result of loan growth. Average loan yields decreased 13 basis points to 4.78% for the year ended December 31, 2017 from 4.91% for the year ended December 31, 2016. While variable indexed rates had increased during 2017, loan yield, excluding incremental accretion on purchased loans, decreased seven basis points to 4.55% for the year ended December 31, 2017 compared to 4.62% for the year ended 2016 due primarily to a combination of lower consumer indirect loan yields during 2017, fewer payments in 2017 to resolve nonperforming or charged-off loans and lower prepayment penalties received in 2017 as compared to 2016. Average loan yields secondarily decreased as a result of a decrease in incremental accretion income on purchased loans, which had the impact of loan yields of 0.23% for the year ended December 31, 2017 compared to 0.29% for the year ended December 31, 2017. Incremental accretion income was $6.3 million and $7.2 million for the years ended December 31, 2017 and 2016, respectively. The decrease in the incremental accretion was primarily a result of a continued decline in the purchased loan balances and a decrease in the prepayments of purchased loans during the year ended December 31, 2017 compared to the same period in 2016. The incremental accretion and the impact to loan yield will change during any period based on the volume of prepayments, but is expected to decrease over time as the balance of the purchased loans continues to decrease.
The following table presents the average loan yield and effects of the incremental accretion on purchased loans for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Loan yield, excluding incremental accretion on purchased loans (1)	4.55%	4.62%
Impact on loan yield from incremental accretion on purchased loans (1)	0.23	0.29
Loan yield	4.78%	4.91%

Incremental accretion on purchased loans (1)	$6,320	$7,155
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
Total interest income increased primarily due to the increase in interest and fees on loans discussed above and secondarily due to an increase in interest income on investment securities of $1.9 million, or 11.6%, to $18.0 million during the year ended December 31, 2017 from $16.1 million for the year ended December 31, 2016. The increase in interest income on investment securities was the result of an increase in average investment yields for the year ended December 31, 2017 compared to the same period in 2016, offset partially by a decrease in the average balance of investment securities. Average yields on taxable securities increased 32 basis points to 2.22% for the year ended December 31, 2017 from 1.90% for the same period in 2016. The increase is primarily the result of the rise in interest rates on the adjustable rate investment securities. Average yields on nontaxable securities increased 12 basis points to 2.32% for the year ended December 31, 2017 from 2.20% for the same period in 2016. The average balance of investment securities decreased $13.7 million, or 1.7%, to $797.9 million during the year ended December 31, 2017 from $811.6 million during the year ended December 31, 2016. The Company has actively managed its investment securities portfolio to mitigate declines in loan yields.
Average other interest earning assets increased $9.8 million, or 21.8%, to $54.8 million for the year ended December 31, 2017 compared to $45.0 million for the year ended December 31, 2016. The increase was due primarily to an increase in interest earning deposits, as the Bank held more funds in interest earning accounts at the Federal Reserve Bank of San Francisco compared to the same period in 2016.
Interest Expense
Total interest expense increased $2.3 million, or 39.0%, to $8.3 million for the year ended December 31, 2017 compared to $6.0 million for the same period in 2016. The average cost of interest bearing liabilities increased eight basis points to 0.33% for the year ended December 31, 2017 from 0.25% for the year ended December 31, 2016. Total average interest bearing liabilities increased $135.8 million, or 5.7%, to $2.53 billion for the year ended December 31, 2017 from $2.39 billion for the year ended December 31, 2016. The increase in costs from the prior year was primarily a result of increases in market rates and the increased use of higher cost borrowings to fund asset growth.
The average cost of interest bearing deposits increased four basis points to 0.25% for the year ended December 31, 2017 from 0.21% for the same period in 2016 due primarily to an increase in the cost of savings accounts.
Interest expense on savings accounts increased $555,000, or 73.4%, to $1.3 million for the year ended December 31, 2017 from $756,000 for the same period in 2016 due to increases in both the average balance and cost of savings accounts. The average balance of savings accounts increased $14.0 million, or 2.9%, to $499.4 million for the year ended December 31, 2017 from $485.5 million for the same period in 2016. The cost of savings accounts increased ten basis points to 0.26% for the year ended December 31, 2017 from 0.16% for the same period in 2016.
Interest expense of certificate of deposit accounts increased $308,000, or 15.91%, to $2.2 million for the year ended December 31, 2017. The average balance of certificate of deposit accounts decreased $10.2 million, or 2.64%, to $378.0 million for the year ended December 31, 2017 compared to $388.3 million for the year ended December 31, 2016 while the cost of certificate of deposit accounts increased to 0.59% for the year ended December 31, 2017 from 0.50% for the same period in 2016.
Interest expense on FHLB advances and other borrowings increased $1.2 million to $1.2 million for the year ended December 31, 2017 from $74,000 for the year ended December 31, 2016 due to a combination of an increase in average balances and an increase in the cost of funds. The average balance for FHLB advances and other borrowings increased $92.3 million to $105.6 million for the year ended December 31, 2017 from $13.3 million for the same period in 2016, due primarily to fund loan growth. The average rate of the FHLB advances and other borrowings increased 61 basis points for the year ended December 31, 2017 to 1.16% from 0.55% for the same period in 2016.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, was 5.11% for the year ended December 31, 2017, an increase of 61 basis points from 4.50% for the same period in 2016. The rate increase on the debentures was due primarily to an increase in the three-month LIBOR rate to 1.69% at December 31, 2017 from 1.00% on December 31, 2016.
Net Interest Margin
Net interest margin for the year ended December 31, 2017 decreased four basis points to 3.92% from 3.96% for the same period in 2016 primarily due to the above mentioned decrease in the loan yields (both including and excluding the impact of incremental accretion on purchased loans) and increase in cost of funds, offset partially by the increase in average loan receivable balances and the increase in yields on taxable and nontaxable securities. The net interest spread for the year ended December 31, 2017 decreased six basis points to 3.83% from 3.89% for the same period in 2016.

Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Net interest margin, excluding incremental accretion on purchased loans (1)	3.74%	3.75%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.18	0.21
Net interest margin	3.92%	3.96%
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
Provision for Loan Losses
The Bank has established a comprehensive methodology for determining its allowance for loan losses. The allowance for loan losses is increased by provisions for loan losses charged to expense, and is reduced by loans charged-off, net of loan recoveries or a recovery of previous provision. The amount of the provision expense recognized during the years ended December 31, 2017 and 2016 was calculated in accordance with the Bank's methodology. For additional information, see “—Critical Accounting Policies” above.
The provision for loan losses is dependent on the Bank’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, a decline in general economic conditions could increase future provisions for loan losses and have a material effect on the Company’s net income.
The provision for loan losses decreased $711,000, or 14.4% to $4.2 million for the year ended December 31, 2017 from $4.9 million for the year ended December 31, 2016. The decrease in the provision for loan losses for the year ended December 31, 2017 from the same period in 2016 was primarily the result of continued improvements in our asset quality, changes in the volume and mix of loans, changes in certain environmental factors and improvements in certain historical loss factors, partially offset by the impact of loan growth. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the year ended December 31, 2017 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.
Noninterest Income
Total noninterest income increased $3.8 million, or 12.0%, to $35.4 million for the year ended December 31, 2017 compared to $31.6 million for the year ended December 31, 2015. The following table presents the change in the key components of noninterest income for the periods noted.

	Year Ended December 31,
	2017	2016	Change 2017 vs. 2016	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$18,004	$14,354	$3,650	25.4%
Gain on sale of investment securities, net	6	1,315	(1,309)	(99.5)
Gain on sale of loans, net	7,696	6,994	702	10.0
Interest rate swap fees	1,045	1,854	(809)	(43.6)
Other income	8,657	7,102	1,555	21.9
Total noninterest income	$35,408	$31,619	$3,789	12.0%
Service charges and other fees increased $3.7 million, or 25.4% to $18.0 million for the year ended December 31, 2017 compared to $14.4 million for the same period in 2016, due primarily to an increase in deposit balances and changes in fee structures on deposit accounts, including a consumer deposit account consolidation process completed at the end of 2016 and a business deposit consolidation process completed during second quarter 2017.
Other income increased $1.6 million, or 21.9%, to $8.7 million for the year ended December 31, 2017 compared to $7.1 million for the same period in 2016, due primarily to net gain on sales of two former Heritage

Bank branches held for sale of $682,000 recognized during the year ended December 31, 2017 and increases in recoveries of zero balance purchased loan notes which were charged-off prior to the consummation of the related merger acquisition.
Gain on sale of loans, net increased $702,000, or 10.0% to $7.7 million for the year ended December 31, 2017 compared to $7.0 million for the same period in 2016, due primarily to an increase in gain on sale of other loans of $743,000. During both years ended December 31, 2017 and 2016, the Bank sold one loan previously classified as purchased credit impaired for gain on sale. Secondarily, gain on sale of guaranteed portion of SBA loans, net increased $270,000 due primarily to an increase in proceeds from sale of the guaranteed portion of SBA loans of $3.3 million, or 19.4%, to $20.1 million for the year ended December 31, 2017 compared to $16.8 million for the same period in 2016. The detail of gain on sale of loans, net is included in the following schedule.

	Year Ended December 31,
	2017	2016	Change 2017 vs. 2016	Percentage Change
	(Dollars in thousands)
Gain on sale of mortgage loans, net	$3,412	$3,723	$(311)	(8.4)%
Gain on sale of guaranteed portion of SBA loans, net	1,286	1,016	270	26.6
Gain on sale of other loans, net	2,998	2,255	743	32.9
Gain on sale of loans, net	$7,696	$6,994	$702	10.0%
The increase in noninterest income was partially offset by a decrease in gain on sale of investment securities, net of $1.3 million, or 99.5%, to $6,000 for the year ended December 31, 2017 from $1.3 million for the year ended December 31, 2016. The decrease was primarily the result of fewer sales as the Bank actively managed its investment portfolio. The proceeds from sale of investment securities was $31.0 million for the year ended December 31, 2017 compared to $140.4 million for the same period in 2016.
Noninterest Expense
Noninterest expense increased $4.1 million, or 3.9%, to $110.6 million for the year ended December 31, 2017 compared to $106.5 million for the year ended December 31, 2016. The following table presents changes in the key components of noninterest expense for the periods noted.

	Year Ended December 31,
	2017	2016	Change 2016 vs. 2015	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$64,268	$61,405	$2,863	4.7%
Occupancy and equipment	15,396	15,763	(367)	(2.3)
Data processing	8,176	7,312	864	11.8
Marketing	2,943	2,835	108	3.8
Professional services	4,777	3,606	1,171	32.5
State and local taxes	2,461	2,616	(155)	(5.9)
Federal deposit insurance premium	1,435	1,620	(185)	(11.4)
Other real estate owned, net	(70)	334	(404)	(121.0)
Amortization of intangible assets	1,286	1,415	(129)	(9.1)
Other expense	9,903	9,567	336	3.5
Total noninterest expense	$110,575	$106,473	$4,102	3.9%
Compensation and employee benefits increased $2.9 million, or 4.7%, to $64.3 million during the year ended December 31, 2017 from $61.4 million during the year ended December 31, 2016. The increase in the year ended December 31, 2017 compared to 2016 was primarily due to senior level staffing increases, including the addition of the new Portland, Oregon lending team members who started in May 2017, and standard salary increases.
Professional services increased $1.2 million, or 32.5%, to $4.8 million during the year ended December 31, 2017 from $3.6 million during the year ended December 31, 2016. The increase in the year ended December 31, 2017 compared to 2016 was primarily due to due to benefit-based consulting fees related to the consumer deposit account consolidation process, which correspondingly generated an increase in service charges and other fees. Professional services also increased as a result of Trust-related expenses based on a renegotiated contract for 2017, which also increased other noninterest income, and costs incurred for our recent merger with Puget Sound of $810,000 during the year ended December 31, 2017.
Data processing increased $864,000, or 11.8%, to $8.2 million during the year ended December 31, 2017 from $7.3 million during the year ended December 31, 2016 primarily due to higher transactional activity in the core operating system and internet banking as a result of the growth in loans and deposits.
Other real estate owned, net decreased $404,000 or 121.0%, to income of $70,000 during the year ended December 31, 2017 compared to expense of $334,000 during the year ended December 31, 2016. The Bank had no other real estate owned at year ended December 31, 2017 compared to $754,000 at year ended December 31, 2016. The income recorded during the year ended December 31, 2017 was due to gain on sale of properties of $144,000, partially offset by maintenance expense of $75,000. For the year ended December 31, 2016, the Bank recorded a valuation adjustment of $383,000 and maintenance expense of $124,000, which was partially offset by the gain on sale of properties of $173,000.
The ratio of noninterest expense to average assets was 2.78% for the year ended December 31, 2017, compared to 2.84% for the year ended December 31, 2016. The decrease was primarily a result of an increase in assets and cost efficiencies gained through efforts by the Company to manage discretionary expenses.
Income Tax Expense
Income tax expense increased by $4.6 million, or 33.0%, to $18.4 million for the year ended December 31, 2017 from $13.8 million for the year ended December 31, 2016. The increase in the income tax expense during the year ended December 31, 2017 was primarily due to higher pre-tax net income and the Tax Cuts and Jobs Act enacted December 22, 2017, which required a revaluation of deferred tax assets and liabilities to account for the future impact of the decrease in corporate tax rate to 21% from 35% and other provisions of the legislation. The estimated revaluation of the net deferred tax asset increased income tax expense by $2.6 million for the year ended December 31, 2017. Certain amounts of the revaluation are considered reasonable estimates of the impact of the legislation as of December 31, 2017. As a result, the amounts could be adjusted during the measurement period, which will end in December 2018.
The effective tax rate was 30.5% for the year ended December 31, 2017 compared to 26.2% for the same period in 2016. The increase in the effective tax rate during the year ended December 31, 2017 compared to the same period in 2016 was due primarily to the revaluation of net deferred tax asset as a result of the Tax Cuts and Jobs Act and a lower proportion of tax-exempt income to total pre-tax income. For additional information, see Note (20) Income Taxes of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

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
The decrease in interest expense was primarily due to a $76.0 million, or 16.4%, decrease in the average balance of certificate of deposit accounts to $388.3 million during the year ended December 31, 2016 from $464.3 million during the same period in 2015 and a one basis point decrease in the cost on certificate of deposit accounts to 0.50% from 0.51% for the same respective periods. Based on the change in the average balance and cost of certificate of deposit accounts, the interest expense on certificate of deposit accounts decreased $450,000, or 18.9%, to $1.9 million for the year ended December 31, 2016 from $2.4 million for the same period in 2015.
The decrease in interest expense on certificate of deposit accounts was offset by a $311,000, or 69.9%, increase in the cost of savings accounts to $756,000 for the year ended December 31, 2016 from $445,000 for the same period in 2015. The increase in the cost of savings accounts during the year ended December 31, 2016 was due to the combination of a $79.8 million, or 19.7%, increase in the average balance of savings accounts to $485.5 million for the year ended December 31, 2016 from $405.6 million for the same period in 2015 and an increase of five basis points in the average cost of savings accounts to 0.16% for the year ended December 31, 2016 from 0.11% for the year ended December 31, 2015.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the Washington Banking Merger, for the year ended December 31, 2016 was 4.50%, an increase of 21 basis points from 4.29% for the same period in 2015.
Net Interest Margin
Net interest margin for the year ended December 31, 2016 decreased 15 basis points to 3.96% from 4.11% for the same period in 2015. The net interest spread for the year ended December 31, 2016 decreased 15 basis points to 3.89% from 4.04% for the same period in 2015. The decreases are primarily due to the above mentioned decrease in the loan yields (both including and excluding the impact of incremental accretion on purchased loans), offset partially by the above mentioned increase in average balances of loans receivable and investment securities and increases in yields on investment securities.
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
The Bank recorded a $1.7 million gain on termination of FDIC shared-loss agreements for the year ended December 31, 2015 as the Bank entered into an agreement terminating the shared-loss agreements for all three of the FDIC-assisted acquisitions during the year ended December 31, 2015. No similar gain was recorded by the Bank during the year ended December 31, 2016. For additional information see Note (5) FDIC Indemnification Asset of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”
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
Other income decreased $391,000, or 5.2%, to $7.1 million for year ended December 31, 2016 from $7.5 million for year ended December 31, 2015 due primarily to a decrease of $1.1 million in cash payments received on purchased loans charged-off prior to commencement of the acquisition or merger dates . The decrease in other income was offset partially an FDIC indemnification was not recorded during the year ended December 31, 2016 because of the above-mentioned termination of the FDIC shared-loss agreements as compared to a reduction of income of $497,000 recorded during the year ended December 31, 2015. The Bank also experienced an increase in fee income from annuities of $210,000 for the year ended December 31, 2016 compared to the same period in 2015.
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
Income Tax Expense
Income tax expense remained constant at $13.8 million for both the years ended December 31, 2016 and 2015. The Company’s effective tax rate was 26.2% for the year ended December 31, 2016 compared to 26.9% for the same period in 2015. The decrease in the Company's effective tax rate during the year ended December 31, 2016 compared to the same period in 2015 is primarily due to an increase in tax exempt loans and investment securities as compared to the increase in pre-tax net income and an increase in bank-owned life insurance ("BOLI") income, offset partially by the effects of the resolution of certain Washington Banking tax liabilities during the year ended December 31, 2015. For additional information, see Note (20) Income Taxes of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

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
We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and investments to meet short-term liquidity needs. At December 31, 2017, cash and cash equivalents totaled $103.0 million, or 2.5%, of total assets. Investment securities available for sale totaled $810.5 million at December 31, 2017, of which $267.2 million were pledged to secure public deposits, borrowing arrangements or repurchase agreements. Management considers unpledged investment securities available for sale to be a viable source of liquidity. The fair value of investment securities available for sale that were not pledged to secure public deposits, borrowing arrangements or repurchase agreements totaled $543.4 million, or 13.2%, of total assets at December 31, 2017. The fair value of investment securities available for sale with maturities of one year or less amounted to $9.0 million, or 0.22%, of total assets. At December 31, 2017, the Bank maintained credit facilities with the FHLB of Des Moines for $881.1 million, of which there were $92.5 million of borrowings outstanding as of December 31, 2017, and credit facilities with the Federal Reserve Bank of San Francisco for $82.5 million, of which there were no borrowings outstanding as of December 31, 2017. The Bank also maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank and Pacific Coast Bankers’ Bank to purchase federal funds totaling $90.0 million as of December 31, 2017. As of December 31, 2017, there were no overnight federal funds purchased.

Our strategy has been to acquire core deposits (which we define to include all deposits except public funds, brokered certificate of deposit accounts and other wholesale deposits) from our retail accounts, acquire noninterest bearing demand deposits from our commercial customers and use our available borrowing capacity to fund growth in assets. We anticipate that we will continue to rely on the same sources of funds in the future and use those funds primarily to make loans and purchase investment securities.

Contractual Obligations
The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2017:

	December 31, 2017
	One Year or Less	One to Three Years	Over Three to Five Years	Over Five Years	Other (1)	Total
	(In thousands)
Contractual payments by period:
Deposits	$258,657	$103,808	$35,877	$56	$2,994,662	$3,393,060
Junior subordinated debentures	—	—	—	25,000	—	25,000
Operating leases	3,074	5,066	2,569	2,241	—	12,950
Total contractual obligations	$261,731	$108,874	$38,446	$27,297	$2,994,662	$3,431,010
(1) Represents interest bearing and noninterest bearing checking, money market and checking accounts which can generally be withdrawn on demand and thereby have an undefined maturity.

Asset/Liability Management
Our primary financial objective is to achieve long-term profitability while controlling our exposure to fluctuations in market interest rates. To accomplish this objective, we have formulated an interest rate risk management policy that attempts to manage the mismatch between asset and liability maturities while maintaining an acceptable interest rate sensitivity position. The principal strategies which we employ to control our interest rate sensitivity are: originating certain commercial business loans and real estate construction and land development loans at variable interest rates repricing for terms generally one year or less; and offering noninterest bearing demand deposit accounts to businesses and individuals. The longer-term objective is to increase the proportion of noninterest bearing demand deposits, low-rate interest bearing demand deposits, money market accounts, and savings deposits relative to certificate of deposit accounts to reduce our overall cost of funds.
A number of measures are used to monitor and manage interest rate risk, including income simulations, interest sensitivity (gap) analysis and economic value of equity sensitivity. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on loans and investment securities, decay rates on non-maturity deposits, and pricing on investment securities, loans, deposits and borrowings. In order to measure the interest rate risk sensitivity as of December 31, 2017, this simulation model uses a “no growth” assumption and assumes an instantaneous and sustained uniform change in market interest rates at all maturities. These assumptions are inherently uncertain and, as a result, the net interest income projections should be viewed as an estimate of the net interest income sensitivity at the time of the analysis. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.
Based on the results of the simulation model as of December 31, 2017, we would expect increases in net interest income of $6.4 million and $12.1 million in year one and year two, respectively, if interest rates increased from current rates by 100 basis points. We would expect an increase in net interest income of $12.6 million and $23.9 million in year one and year two, respectively, if interest rates increased from current rates by 200 basis points.
Our asset and liability management strategies have resulted in a negative less than 3 month “gap” of 38.8% as of December 31, 2017. This “gap” measures the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (three months or less) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The negative gap for the less than three month period indicates that decreases in market interest rates may favorably affect our results over that period.
The following table provides the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2017. We used certain assumptions in presenting this data so the amounts may not be consistent with other financial information prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits and competition.

	December 31, 2017
	Estimated Maturity or Repricing Within
	Three Months or Less	Over Three Months to 12 Months	Over One to Five Years	Over Five to 15 Years	Over 15 Years	Total
	(Dollars in thousands)
Interest Earnings Assets:
Loans Receivable (1)	$698,768	$217,713	$1,308,690	$554,376	$66,165	$2,845,712
Investment securities (2)	111,331	34,100	188,242	303,472	173,385	810,530
FHLB stock	8,347	—	—	—	—	8,347
Interest earning deposits	24,722	—	—	—	—	24,722
Total interest earning assets	$843,168	$251,813	$1,496,932	$857,848	$239,550	$3,689,311

Percentage of interest earning assets	22.9%	6.8%	40.6%	23.2%	6.5%	100.0%

Interest Bearing Liabilities:
Total interest bearing deposits (3)	$2,129,183	$180,045	$138,985	$56	$—	$2,448,269
Federal Home Loan Bank advances	92,500	—	—	—	—	92,500
Junior subordinated debentures	20,009	—	—	—	—	20,009
Securities sold under agreement to repurchase	31,821	—	—	—	—	31,821
Total interest bearing liabilities	$2,273,513	$180,045	$138,985	$56	$—	$2,592,599

Interest bearing liabilities, as a percentage of total interest earning assets	61.6%	4.9%	3.8%	—%	—%	70.3%

Interest rate sensitivity gap	$(1,430,345)	$71,768	$1,357,947	$857,792	$239,550	$1,096,712
Interest rate sensitivity gap, as a percentage of total interest earning assets	(38.8)%	1.9%	36.8%	23.3%	6.5%	29.7%
Cumulative interest rate sensitivity gap	$(1,430,345)	$(1,358,577)	$(630)	$857,162	$1,096,712
Cumulative interest rate sensitivity gap, as a percentage of total interest earning assets	(38.8)%	(36.8)%	—%	23.2%	29.7%
(1) Excludes net deferred loan costs and allowance for loan losses.
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
The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2017. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity is the contractual maturity or earlier call date of the instrument. The data in this table may not be consistent with the amounts in the preceding table, which represents amounts by the estimated repricing date or maturity date, whichever occurs sooner.

	By Expected Maturity Date
	Year Ended December 31, 2017
	Three Months or Less	Over Three Months to 12 Months	Over One Year to Five Years	Over Five Years to 15 Years	Over 15 Years	Total	Fair Value
	(Dollars in thousands)
Investment Securities(1)
Amounts maturing:
Fixed rate	$21,530	$7,982	$170,389	$297,543	$173,385	$670,829
Weighted average interest rate	3.64%	3.75%	2.86%	2.98%	2.44%	2.84%
Adjustable rate	$4,212	$—	$10,694	$34,748	$89,901	$139,555
Weighted average interest rate	2.96%	—%	2.55%	2.27%	2.33%	2.35%
Total	$25,742	$7,982	$181,083	$332,291	$263,286	$810,384	$810,384
Loans (2)
Amounts maturing:
Fixed rate	$41,599	$67,945	$394,561	$434,562	$66,165	$1,004,832
Weighted average interest rate	4.42%	4.56%	4.37%	4.00%	4.50%	4.23%
Adjustable rate	$116,945	$196,078	$171,364	$1,239,161	$117,332	$1,840,880
Weighted average interest rate	5.51%	5.13%	5.07%	4.36%	4.35%	4.58%
Total	$158,544	$264,023	$565,925	$1,673,723	$183,497	$2,845,712	$2,810,401
Certificate of Deposit Accounts
Amounts maturing:
Fixed rate	$76,389	$182,267	$139,686	$56	$—	$398,398	$397,039
Weighted average interest rate	0.44%	0.63%	1.04%	0.45%	—%	0.74%
Junior Subordinated Debentures
Amounts maturing:
Adjustable rate	$—	$—	$—	$—	$20,009	$20,009	$18,500
Weighted average interest rate (3)	—%	—%	—%	—%	5.11%	5.11%
(1) Balances represent carrying value, and excludes investment securities with no stated maturity.
(2) Excludes deferred loan costs (fees), net and allowance for loan losses.

(3) The contractual interest rate of the junior subordinated debentures was 3.25% at December 31, 2017. The weighted average interest rate includes the effects of the discount accretion for the Washington Banking Merger purchase accounting adjustment.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Heritage Financial Corporation
Olympia, Washington

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

Sacramento, California
February 28, 2018

We have served as the Company's auditor since 2012.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(in thousands, except shares)

	December 31, 2017	December 31, 2016
ASSETS
Cash on hand and in banks	$78,293	$77,117
Interest earning deposits	24,722	26,628
Cash and cash equivalents	103,015	103,745
Investment securities available for sale, at fair value	810,530	794,645
Loans held for sale	2,288	11,662
Loans receivable, net	2,849,071	2,640,749
Allowance for loan losses	(32,086)	(31,083)
Total loans receivable, net	2,816,985	2,609,666
Other real estate owned	—	754
Premises and equipment, net	60,325	63,911
Federal Home Loan Bank stock, at cost	8,347	7,564
Bank owned life insurance	75,091	70,355
Accrued interest receivable	12,244	10,925
Prepaid expenses and other assets	99,328	79,351
Other intangible assets, net	6,088	7,374
Goodwill	119,029	119,029
Total assets	$4,113,270	$3,878,981
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$3,393,060	$3,229,648
Federal Home Loan Bank advances	92,500	79,600
Junior subordinated debentures	20,009	19,717
Securities sold under agreement to repurchase	31,821	22,104
Accrued expenses and other liabilities	67,575	46,149
Total liabilities	3,604,965	3,397,218
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, no par value, 50,000,000 shares authorized; 29,927,746 and 29,954,931 shares issued and outstanding at December 31, 2017 and 2016, respectively	360,590	359,060
Retained earnings	149,013	125,309
Accumulated other comprehensive loss, net	(1,298)	(2,606)
Total stockholders’ equity	508,305	481,763
Total liabilities and stockholders’ equity	$4,113,270	$3,878,981
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
INTEREST INCOME:
Interest and fees on loans	$129,213	$122,147	$121,687
Taxable interest on investment securities	12,688	11,215	9,578
Nontaxable interest on investment securities	5,269	4,870	4,196
Interest and dividends on other interest earning assets	710	280	278
Total interest income	147,880	138,512	135,739
INTEREST EXPENSE:
Deposits	6,049	5,010	5,229
Junior subordinated debentures	1,014	880	827
Other borrowings	1,283	116	64
Total interest expense	8,346	6,006	6,120
Net interest income	139,534	132,506	129,619
Provision for loan losses	4,220	4,931	4,372
Net interest income after provision for loan losses	135,314	127,575	125,247
NONINTEREST INCOME:
Service charges and other fees	18,004	14,354	14,179
Gain on sale of investment securities, net	6	1,315	1,516
Gain on sale of loans, net	7,696	6,994	4,683
Gain on termination of FDIC shared-loss agreements	—	—	1,747
Gain on sale of Merchant Visa portfolio	—	—	2,198
Interest rate swap fees	1,045	1,854	452
Other income	8,657	7,102	7,493
Total noninterest income	35,408	31,619	32,268
NONINTEREST EXPENSE:
Compensation and employee benefits	64,268	61,405	58,134
Occupancy and equipment	15,396	15,763	15,846
Data processing	8,176	7,312	7,700
Marketing	2,943	2,835	3,066
Professional services	4,777	3,606	3,536
State and local taxes	2,461	2,616	2,378
Federal deposit insurance premium	1,435	1,620	2,046
Other real estate owned, net	(70)	334	1,007
Amortization of intangible assets	1,286	1,415	2,100
Other expense	9,903	9,567	10,395
Total noninterest expense	110,575	106,473	106,208
Income before income taxes	60,147	52,721	51,307
Income tax expense	18,356	13,803	13,818
Net income	$41,791	$38,918	$37,489
Basic earnings per common share	$1.39	$1.30	$1.25
Diluted earnings per common share	$1.39	$1.30	$1.25
Dividends declared per common share	$0.61	$0.72	$0.53
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$41,791	$38,918	$37,489
Change in fair value of investment securities available for sale, net of tax of $826, $(2,316) and $(306), respectively	1,530	(4,311)	(559)
Reclassification adjustment of net gain from sale of investment securities available for sale included in income, net of tax of $(2), $(461) and $(574), respectively	(4)	(854)	(1,067)
Accretion of other-than-temporary impairment on investment securities, net of tax of $0, $0 and $4, respectively	—	—	108
Reclassification of remaining unaccreted other-than-temporary impairment upon sale of investment securities held to maturity included in income, net of tax of $0, $0 and $44, respectively	—	—	81
Transfer of investment securities from held to maturity to available for sale, net of tax of $0, $0 and $334, respectively	—	—	618
Other comprehensive income (loss)	1,526	(5,165)	(819)
Comprehensive income	$43,317	$33,753	$36,670
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share amounts)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock- holders’ equity
Balance at December 31, 2014	30,260	$364,741	$86,387	$3,378	$454,506
Restricted and unrestricted stock awards granted, net of forfeitures	118	—	—	—	—
Exercise of stock options (including excess tax benefits from nonqualified stock options)	61	765	—	—	765
Restricted stock compensation expense	—	1,555	—	—	1,555
Net excess tax benefits from vesting of restricted stock	—	126	—	—	126
Common stock repurchased	(464)	(7,736)	—	—	(7,736)
Net income	—	—	37,489	—	37,489
Other comprehensive loss, net of tax	—	—	—	(819)	(819)
Cash dividends declared on common stock ($0.53 per share)	—	—	(15,916)	—	(15,916)
Balance at December 31, 2015	29,975	359,451	107,960	2,559	469,970
Restricted stock awards granted, net of forfeitures	110	—	—	—	—
Exercise of stock options (including excess tax benefits from nonqualified stock options)	38	560	—	—	560
Stock-based compensation expense	—	1,840	—	—	1,840
Net excess tax benefits from vesting of restricted stock	—	103	—	—	103
Common stock repurchased	(168)	(2,894)	—	—	(2,894)
Net income	—	—	38,918	—	38,918
Other comprehensive loss, net of tax	—	—	—	(5,165)	(5,165)
Cash dividends declared on common stock ($0.72 per share)	—	—	(21,569)	—	(21,569)
Balance at December 31, 2016	29,955	359,060	125,309	(2,606)	481,763
Restricted stock awards forfeited	(10)	—	—	—	—
Exercise of stock options	13	164	—	—	164
Stock-based compensation expense	—	2,103	—	—	2,103
Common stock repurchased	(30)	(737)	—	—	(737)
Net income	—	—	41,791	—	41,791
Other comprehensive income, net of tax	—	—	—	1,526	1,526
Cash dividends declared on common stock ($0.61 per share)	—	—	(18,305)	—	(18,305)
ASU 2018-02 Implementation	—	—	218	(218)	—
Balance at December 31, 2017	29,928	$360,590	$149,013	$(1,298)	$508,305
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$41,791	$38,918	$37,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,704	12,709	13,967
Changes in net deferred loan costs, net of amortization	(1,007)	(1,422)	(1,866)
Provision for loan losses	4,220	4,931	4,372
Net change in accrued interest receivable, FDIC indemnification asset, prepaid expenses and other assets, and accrued expenses and other liabilities	11,634	2,147	(78)
Stock-based compensation expense	2,103	1,840	1,555
Net excess tax benefit from exercise of stock-based compensation	—	(123)	(140)
Amortization of intangible assets	1,286	1,415	2,100
Origination of loans held for sale	(108,696)	(145,107)	(132,932)
Proceeds from sale of loans	121,482	148,121	135,515
Earnings on bank owned life insurance	(1,424)	(1,460)	(1,354)
Valuation adjustment on other real estate owned	—	383	529
Gain on sale of loans, net	(7,696)	(6,994)	(4,683)
Gain on sale of investment securities, net	(6)	(1,315)	(1,516)
Gain on sale of assets held for sale	(747)	—	—
(Gain) loss on sale of other real estate owned, net	(144)	(173)	97
Gain on termination of FDIC shared-loss agreements	—	—	(1,747)
Loss on sale or write-off of furniture, equipment and leasehold improvements	13	110	89
Net cash provided by operating activities	73,513	53,980	51,397
Cash flows from investing activities:
Loans originated, net of principal payments	(235,154)	(263,387)	(184,862)
Maturities of other interest earning deposits	—	6,709	3,346
Maturities, calls and payments of investment securities available for sale	98,894	129,408	124,592
Maturities, calls and payments of investment securities held to maturity	—	—	5,221
Purchase of investment securities available for sale	(149,914)	(267,657)	(290,499)
Purchase of premises and equipment	(3,063)	(6,722)	(1,821)
Purchase of other real estate owned	—	—	(188)
Proceeds from sales of other loans	28,874	21,077	30,751
Proceeds from sales of other real estate owned	930	2,486	3,555
Proceeds from sales of investment securities available for sale	31,028	140,373	116,332
Proceeds from sales of investment securities held to maturity	—	—	972
Proceeds from sales of assets held for sale	1,849	—	—
Proceeds from redemption of FHLB stock	30,018	23,732	8,040
Purchases of FHLB stock	(30,801)	(27,148)	—
Proceeds from sales of premises and equipment	—	659	815
Purchase of bank owned life insurance	(4,394)	(8,000)	(25,019)
Proceeds from BOLI death benefit	1,101	—	—
Capital contributions to low-income housing tax credit partnerships and new market tax credit partnerships, net	(10,762)	(4,456)	(746)
Net cash used for termination of FDIC shared-loss agreements	—	—	(7,110)
Net cash used in investing activities	(241,394)	(252,926)	(216,621)

	Year Ended December 31,
	2017	2016	2015
Cash flows from financing activities:
Net increase in deposits	163,412	121,361	201,956
FHLB advances	763,350	660,900	—
Repayments of FHLB advances	(750,450)	(581,300)	—
Common stock cash dividends paid	(18,305)	(21,569)	(15,916)
Net increase (decrease) in securities sold under agreement to repurchase	9,717	(1,110)	(8,967)
Proceeds from exercise of stock options	164	540	751
Net excess tax benefit from exercise of stock-based compensation	—	123	140
Repurchase of common stock	(737)	(2,894)	(7,736)
Net cash provided by financing activities	167,151	176,051	170,228
Net (decrease) increase in cash and cash equivalents	(730)	(22,895)	5,004
Cash and cash equivalents at beginning of year	103,745	126,640	121,636
Cash and cash equivalents at end of year	$103,015	$103,745	$126,640

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,399	$5,998	$6,324
Cash paid for income taxes	2,045	11,500	15,286

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$32	$1,431	$2,657
Transfers of premises and equipment, net to prepaid expenses and other assets for properties held for sale	2,687	—	—
Investment in low income housing tax credit partnership and related funding commitment	33,171	19,663	—
Settlement of investment securities available for sale not settled at year end	—	—	(1,288)
Transfer from investment securities held to maturity to available for sale	—	—	29,370
Receivable due from bank owned life insurance contract	—	—	445
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2017, 2016 and 2015

(1)	Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
Heritage Financial Corporation ("Heritage" or the “Company”) is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank (the “Bank”). The Bank is a Washington-chartered commercial bank and its deposits are insured by the FDIC. The Bank is headquartered in Olympia, Washington and conducts business from its 60 branch offices located throughout Washington State and the greater Portland, Oregon area, including one branch acquired in the Puget Sound Merger in January 2018. The Bank’s business consists primarily of commercial lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas.
On January 16, 2018, the Company completed the acquisition of Puget Sound Bancorp, Inc. (“Puget Sound”), the holding company for Puget Sound Bank, both of Bellevue, Washington (“Puget Sound Merger”). As of December 31, 2017, Puget Sound had $556.0 million in total assets, $388.3 million in total loans and $491.9 million in total deposits. Costs incurred by Heritage for the Puget Sound Merger totaled $810,000 during the year ended December 31, 2017. See Note (24) Subsequent Events for additional information.
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
Investment Securities
The Company identifies investments as held to maturity or available for sale at the time of acquisition. Securities are classified as held to maturity when the Company has the ability and positive intent to hold them to maturity. Securities classified as available for sale are available for future liquidity requirements and may be sold prior to maturity. As of December 31, 2017 and December 31, 2016 the Bank does not hold any securities classified as held to maturity. See Note (2) Investment Securities for additional information.
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
Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and it is not more likely than not that the Company will be required to, nor does it have the intent to sell the security before the anticipated recovery of its remaining carrying value. If any of these criteria is not met, the impairment is split into two components as follows: 1) other-than-temporary impairment related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For debt securities with other-than-temporary impairment, the previous amortized cost basis less the other-than-temporary impairment recognized in earnings shall be the new amortized cost basis of the security. In subsequent periods, the Company accretes into interest income the difference between the new amortized cost basis and cash flows expected to be collected prospectively over the life of the debt security. Continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.
Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other-than-temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts.
Loans Held for Sale
Mortgage loans held for sale are carried at the lower of amortized cost or fair value. Any loan that management does not have the intent and ability to hold for the foreseeable future or until maturity or payoff is classified as held for sale at the time of origination, purchase or securitization, or when such decision is made. Unrealized losses on such loans are recorded as a valuation allowance and included in income.
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
Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable fees and Other Costs. These loans are identified as non-PCI loans, and are initially recorded at their fair value, which is estimated using an external cash flow model and assumptions similar to the FASB ASC 310-30 loans. The difference between the estimated fair value and the unpaid principal balance at acquisition date is recognized as interest income over the life of the loan using an effective interest method for non-revolving credits or a straight-line method, which approximates the effective interest method, for revolving credits. Any unrecognized discount for a loan that is subsequently repaid in full will be recognized immediately into income.
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
Covered Loans:
Purchased loans subject to FDIC shared-loss agreements were historically identified as “covered” on the Consolidated Financial Statements. The FDIC shared-loss agreements were terminated during the year ended December 31, 2015 and as such the covered designation was removed. For further information see Note (5) FDIC Indemnification Asset. The covered loans included the majority of loans from the Company's acquisition of Cowlitz Bank and certain loans from the Washington Banking Merger, which included loans from Washington Banking Company's acquisitions of City Bank and North County Bank. The same accounting principles that apply to loans receivable applied to covered loans receivable, with the added benefit of shared-loss agreements.
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
Loans are generally charged-off if collection of the contractual principal or interest as scheduled in the loan agreement is doubtful. Credit card loans and other consumer loans are typically charged-off no later than 180 days past due.

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

Unfunded Loan Commitments:
Unfunded loan commitments are generally related to the unused portion of the total commitment of a loan or providing credit facilities to clients of the Bank and are not actively traded financial instruments. These unfunded commitments are disclosed as financial instruments with off-balance sheet risk in Note (14) Commitments and Contingencies and Note (18) Fair Value in the Notes to Consolidated Financial Statements.
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
The level of the allowance reflects management’s continuing evaluation of known and inherent risks in the loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, could be charged off.
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
Historical loss factors are calculated based on the historical loss experience and recovery experience of specific classes of loans. The Company calculates historical loss ratios for the classes of loans based on the proportion of actual charge-offs and recoveries experienced to the total loans in the pool for a rolling twelve-quarter average.
Environmental loss factors are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) levels of and trends in delinquencies, classified and impaired loans; (ii) levels of and trends in charge-offs and recoveries; (iii) trends in volume and terms of loans (iv) effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practices; (v) experience, ability, and depth of lending management and other relevant staff; (vi) national and local economic trends and conditions; (vii) other external factors such as competition, legal, and regulatory; (viii) effects of changes in credit concentrations, and (ix) other factors. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to be on a scale of risk. The results are then utilized in a matrix to determine an appropriate environmental loss factor for each class of loan.
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
Allowance for Loan Losses on Purchased Credit Impaired Loans:
The PCI loans acquired in the Company's mergers and acquisitions are subject to the Company’s internal and external credit review. Under the accounting guidance of FASB ASC 310-30, the allowance for loan losses on PCI loans is measured at each financial reporting period, or measurement date, based on expected cash flows. If and when credit deterioration, or decreases in expected cash flows previously estimated, occurs subsequent to the acquisition date, a provision for loan losses will be charged to earnings as of the measurement date. Prior to the termination of the FDIC shared-loss agreements, a provision for loan losses on PCI loans was charged to earnings for the full amount without regard to the FDIC shared-loss agreements, and the portion of the loss reimbursable from the FDIC was recorded in noninterest income and increased the FDIC indemnification asset.
Allowance for Losses on Unfunded Commitments:
The Bank is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the disbursed amounts recognized in the Consolidated Statements of Financial Condition. The Company has a policy in which it evaluates the risk on a quarterly basis, and provides for an allowance for credit losses, as necessary. The methodology is similar to the allowance for loan losses, and includes an estimate of the probability of drawdown of the loan commitment. Based on its analysis, the Company has recorded an allowance for off-balance sheet financial instruments of $170,000 as of both December 31, 2017 and 2016. This allowance is reported within accrued expenses and other liabilities on the Company's Consolidated Statements of Financial Condition.
Mortgage Banking Operations
The Company sells one-to-four family residential loans on a servicing-released basis and recognizes a cash gain or loss. A cash gain or loss is recognized to the extent that the sale proceeds of the loan sold differs from the net book value at the time of sale. Income from one-to-four family residential loans brokered to other lenders is recognized into income on date of loan closing.
Commitments to sell one-to-four family residential loans are made primarily during the period between the taking of the loan application and the closing of the loan. The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sale commitments are made on a best-efforts basis whereby the Bank is only obligated to sell the loan if the loan is approved and closed by the Bank. Commitments to fund one-to-four family residential loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates between the date the interest on the loan was locked and the balance sheet date. The Company enters into forward commitments for the future delivery of one-to-four family residential loans when interest rate locks are entered into, in order to hedge the interest rate risk resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in other income. The fair value of these derivative instruments was not significant at December 31, 2017 and 2016.
FDIC Indemnification Asset
The FDIC indemnification asset represented the present value of the estimated loan losses to be reimbursed by the FDIC. The termination of the FDIC shared-loss agreements during the year ended December 31, 2015 eliminated this asset. See Note (5) FDIC Indemnification Asset for further information on the termination agreement.
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
Other Real Estate Owned
Other real estate acquired by the Company in partial or full satisfaction of a loan obligation is classified as held for sale. When acquired, the property is recorded at the estimated fair value (less the costs to sell) at the date of acquisition, not to exceed net realizable value, and any resulting write-down is charged to the allowance for loan losses. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the properly to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.
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
Bank Owned Life Insurance
The Company has bank owned life insurance (“BOLI”) of $75.1 million at December 31, 2017. These policies insure the lives of certain current or former Bank officers, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitations) from the increase in the policies' underlying investments made by the insurance company.  The Bank utilizes BOLI to partially offset costs associated with employee compensation and benefit programs with the earnings on the BOLI. The Company records BOLI at the amount that can be realized under the insurance contract at the statement of financial condition date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
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
Stock-Based Compensation
The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note (19) Stock-Based Compensation. Compensation cost is recognized for stock options, restricted stock awards and restricted stock units issued to employees and directors, based on the fair value of these awards at the date of grant. Compensation cost is recognized over the requisite service period, generally defined as the vesting period, on a straight-line basis. Compensation cost for restricted stock units with market-based vesting is recognized over the service period to the extent the restricted stock units are expected to vest. With the adoption of FASB ASU 2016-09 on January 1, 2017, forfeitures are recognized as they occur.
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
Earnings per Share
The two-class method is used in the calculation of basic and diluted earnings per common share. Basic earnings per common share is net income allocated to common shareholders divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Dividends and undistributed earnings allocated to participating securities are excluded from net income allocated to common shareholders and participating securities are excluded from weighted average common shares outstanding. Diluted earnings per common share is calculated using the treasury stock method and includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.
Derivative Financial Instruments
The Company utilizes interest rate swap derivative contracts to facilitate the needs of its customers. Under these transactions, the Company enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations. These interest rate swaps are not designated as hedging instruments.
The fair value of derivative positions outstanding is included in prepaid expenses and other assets and accrued expenses and other liabilities in the Company's Consolidated Statements of Financial Condition and the net change in each of these financial statement line items is included in the Consolidated Statements of Cash Flows. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other noninterest income in the Company's Consolidated Statements of Income, but net to zero for the years ended December 31, 2017 and 2016 based on the identical back-to-back interest rate swaps.
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
FASB ASU 2015-14, Revenue from Contracts with Customers (Topic 606), was issued in August 2015 and defers the effective date of the above-mentioned FASB ASU 2014-09 for certain entities. Public business entities, certain not-for-profit entities and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company adopted the revenue recognition guidance on January 1, 2018 using the modified retrospective approach. A significant amount of the Company’s revenues are derived from interest income on financial assets, which are excluded from the scope of the amended guidance. With respect to noninterest income and related disclosures, the Company has identified and evaluated the revenue streams and underlying revenue contracts within the scope of the guidance. The Company has not identified any significant changes in the timing of revenue recognition when considering the amended accounting guidance and it is implementing processes and procedures to ensure it is fully compliant with the disclosure requirements that are required beginning with the quarterly reporting period as of March 31, 2018. The Company has elected to adopt the new guidance under the modified retrospective approach and, except for certain disclosure requirements, does not expect the new guidance to have a material impact on its Consolidated Financial Statements.
FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), was issued in January 2016, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This Update contains several provisions, including but not limited to 1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; 2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and 4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Update also changes certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. The Update is effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This Update will not have a significant impact on the Company’s statements of financial condition or income and the Company is implementing processes and procedures to ensure it is fully compliant with the disclosures requirements of this Update related to fair value of its financial instruments beginning with the quarterly reporting period as of March 31, 2018.
FASB ASU 2016-02, Leases (Topic 842) was originally issued in February 2016, to increase transparency and comparability of leases among organizations and to disclose key information about leasing arrangements. The Update sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Update requires lessees to apply a dual approach, classifying leases as either a finance or operating lease. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. All cash payments will be classified within operating activities in the statement of cash flows. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Update is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company anticipates adopting the Update on January 1, 2019. Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities on its Consolidated Statements of Financial Condition as a result of recognizing right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in its Consolidated Statements of Financial Condition.  During 2017, management developed its methodology to estimate the right-of use assets and lease liabilities. The Company anticipates electing an exclusion accounting policy for lease assets and lease liabilities for leases with a term of twelve months or less. The Company was committed to $13.0 million of minimum lease payments under noncancelable operating lease agreements at December 31, 2017. The Company does not expect the adoption of this amendment will have a significant impact to its Consolidated Financial Statements.
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
FASB ASU 2016-09, Stock Compensation (Topic 718), issued in March 2016, is intended to simplify several aspects of the accounting for share-based payment award transactions. For public business entities, the guidance is effective for annual periods after December 15, 2016, including interim periods within those annual periods with early adoption permitted. Certain amendments are required to be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Other amendments are applied retroactively (such as presentation of employee taxes paid on the statement of cash flows) or prospectively (such as recognition of excess tax benefits on the income statement). The Company adopted this standard effective January 1, 2017. The Company made an accounting policy election upon adoption to account for forfeitures as they occur, and this change resulted in a cumulative adjustment that was immaterial to all periods presented. Changes to the statement of cash flows have been applied prospectively and the Company recorded excess tax benefits in its income tax expense. Adoption of all other changes under this Update did not have a material impact on the Consolidated Financial Statements.
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
FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued in June 2016. Commonly referred to as the current expected credit loss model ("CECL"), this Update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events including historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial asset not excluded from the scope that have the contractual right to receive cash. The Update replaces the incurred loss impairment methodology, which generally only considered past events and current conditions, with a methodology that reflects the expected credit losses and required consideration of a broader range of reasonable and supportable information to estimate all expected credit losses. The Update additionally addresses purchased assets and introduces the purchased financial asset with a more-than-insignificant amount of credit deterioration since origination ("PCD"). The accounting for these PCD assets is similar to the existing accounting guidance of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for PCI assets, except the subsequent improvements in estimated cash flows will be immediately recognized into income, similar to the immediate recognition of subsequent deteriorations in cash flows.

Current guidance only allows for the prospective recognition of these cash flow improvements. Because the terminology has been changed to a "more-than-insignificant" amount of credit deterioration, the presumption is that more assets might qualify for this accounting under the Update than those under current guidance. For public business entities, the Update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for fiscal years after December 15, 2018. An entity will apply the Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. A prospective transition approach is required for debt securities. An entity that has previously applied the guidance of FASB ASC 310-30 will prospectively apply the guidance in this Update for PCD assets. A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. The Company is anticipating adopting the Update on January 1, 2020. Upon adoption, the Company expects a change in the processes, internal controls and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on PCI loans; however, the Company is still in the process of determining the magnitude of the increase and its impact on the Consolidated Financial Statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. During 2017, the Company's management created a CECL steering committee which has begun developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. To date, the CECL steering committee has selected a vendor to assist the Company in the adoption and has begun the implementation discovery sessions.
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
FASB ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities was issued in March 2017 and changes the accounting for certain purchased callable debt securities held at a premium to shorten the amortization period for the premium to the earliest call date rather than to the maturity date. Accounting for purchased callable debt securities held at a discount does not change. The discount would continue to amortize to the maturity date. The Update is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect the Update will have a material impact on its Consolidated Financial Statements as the Company had been accounting for premiums as prescribed under this guidance. The Company adopted this Update in January 2018.
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
FASB ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 that changed the Company’s income tax rate from 35% to 21%. The Update changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The Update is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company early adopted ASU 2018-02 effective December 31, 2017 and elected a portfolio policy to reclassify the stranded tax effects of the change in the federal corporate tax rate of the net unrealized gains on our available-for-sale investment securities from accumulated other comprehensive loss, net to retained earnings.
Application of US GAAP in Accounting for the Tax Cuts and Jobs Act
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Act. SAB 118 provides guidance to registrants under three scenarios: (1) Measurement of certain income tax effects is complete, (2) Measurement of certain income tax effects can be reasonable estimated and (3) Measurement of certain income tax effects cannot be reasonably estimated. SAB 118 provides a one year measurement period for the registrant to complete its accounting for certain income tax effects that are considered provisional or for which reasonable estimates cannot be made. The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with SAB 118.

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

(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2017
U.S. Treasury and U.S. Government-sponsored agencies	$13,460	$6	$(24)	$13,442
Municipal securities	247,358	3,720	(1,063)	250,015
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	282,724	422	(2,935)	280,211
Commercial	219,696	444	(3,061)	217,079
Collateralized loan obligations	4,561	19	—	4,580
Corporate obligations	16,594	220	(44)	16,770
Other securities (2)	27,781	652	—	28,433
Total	$812,174	$5,483	$(7,127)	$810,530

December 31, 2016
U.S. Treasury and U.S. Government-sponsored agencies	$1,563	$6	$—	$1,569
Municipal securities	237,305	2,427	(2,476)	237,256
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	310,391	985	(2,200)	309,176
Commercial	211,259	599	(3,540)	208,318
Collateralized loan obligations	10,505	4	(31)	10,478
Corporate obligations	16,611	104	(9)	16,706
Other securities (2)	11,005	156	(19)	11,142
Total	$798,639	$4,281	$(8,275)	$794,645
(1) Issued and guaranteed by U.S. Government-sponsored agencies.
(2) Primarily asset-backed securities issued and guaranteed by U.S. Government-sponsored agencies.
There were no securities classified as trading or held to maturity at December 31, 2017 or December 31, 2016.
The amortized cost and fair value of investment securities available for sale at December 31, 2017, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$8,922	$8,982
Due after one year through five years	132,271	132,497
Due after five years through ten years	240,089	238,613
Due after ten years	430,847	430,292
Investment securities with no stated maturities	45	146
Total	$812,174	$810,530

(b) Unrealized Losses and Other-Than-Temporary Impairments
The following table shows the gross unrealized losses and fair value of the Company's investment securities available for sale that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of December 31, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2017
U.S. Treasury and U.S. Government-sponsored agencies	$11,436	$(24)	$—	$—	$11,436	$(24)
Municipal securities	39,298	(384)	26,509	(679)	65,807	(1,063)
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	175,847	(1,296)	66,380	(1,639)	242,227	(2,935)
Commercial	75,121	(700)	90,822	(2,361)	165,943	(3,061)
Corporate obligations	3,472	(44)	—	—	3,472	(44)
Total	$305,174	$(2,448)	$183,711	$(4,679)	$488,885	$(7,127)

December 31, 2016
Municipal securities	$90,188	$(2,476)	$—	$—	$90,188	$(2,476)
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	181,562	(2,148)	10,854	(52)	192,416	(2,200)
Commercial	157,055	(3,446)	12,597	(94)	169,652	(3,540)
Collateralized loan obligations	2,976	(1)	2,969	(30)	5,945	(31)
Corporate obligations	4,032	(9)	—	—	4,032	(9)
Other securities (2)	6,998	(19)	—	—	6,998	(19)
Total	$442,811	$(8,099)	$26,420	$(176)	$469,231	$(8,275)
(1) Issued and guaranteed by U.S. Government-sponsored agencies.
(2) Primarily asset-backed securities issued and guaranteed by U.S. Government-sponsored agencies.
The Company has evaluated these investment securities available for sale as of December 31, 2017 and December 31, 2016 and has determined that the decline in their value is not other-than-temporary. The unrealized losses are primarily due to increases in market interest rates. The fair value of these securities is expected to recover as the securities approach their maturity date. None of the underlying issuers of the municipal securities had credit ratings that were below investment grade levels at December 31, 2017 or December 31, 2016. The Company has the ability and intent to hold the investments until recovery of the securities' amortized cost which may be the maturity date of the securities.
For the years ended December 31, 2017, 2016 and 2015 there were no other-than-temporary charges recorded to net income.

(c) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of securities available for sale for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Gross realized gains	$193	$1,518	$2,109
Gross realized losses	(187)	(203)	(593)
Net realized gains	$6	$1,315	$1,516

(d) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$206,377	$206,425	$214,834	$215,247
Repurchase agreements	48,750	48,237	29,481	29,294
Other securities pledged	12,484	12,498	3,557	3,546
Total	$267,611	$267,160	$247,872	$248,087

(3)	Loans Receivable
The Company originates loans in the ordinary course of business and has also acquired loans through FDIC-assisted and open bank transactions. Disclosures related to the Company's recorded investment in loans receivable generally exclude accrued interest receivable and net deferred fees or costs because they are insignificant.
(a) Loan Origination/Risk Management
The Company categorizes loans in one of the four segments of the total loan portfolio: commercial business, one-to-four family residential, real estate construction and land development and consumer. Within these segments are classes of loans for which management monitors and assesses credit risk in the loan portfolios. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and criticized loans. The Company also conducts internal loan reviews and validates the credit risk assessment on a periodic basis and presents the results of these reviews to management. The loan review process complements and reinforces the risk identification and assessment decisions made by loan officers and credit personnel, as well as the Company’s policies and procedures.
A discussion of the risk characteristics of each loan portfolio segment is as follows:
Commercial Business:
There are three significant classes of loans in the commercial business portfolio segment: commercial and industrial, owner-occupied commercial real estate and non-owner occupied commercial real estate. The owner and non-owner occupied commercial real estate classes are both considered commercial real estate loans. As the commercial and industrial loans carry different risk characteristics than the commercial real estate loans, they are discussed separately below.
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

Loans receivable at December 31, 2017 and December 31, 2016 consisted of the following portfolio segments and classes:

	December 31, 2017	December 31, 2016
	(In thousands)
Commercial business:
Commercial and industrial	$645,396	$637,773
Owner-occupied commercial real estate	622,150	558,035
Non-owner occupied commercial real estate	986,594	880,880
Total commercial business	2,254,140	2,076,688
One-to-four family residential	86,997	77,391
Real estate construction and land development:
One-to-four family residential	51,985	50,414
Five or more family residential and commercial properties	97,499	108,764
Total real estate construction and land development	149,484	159,178
Consumer	355,091	325,140
Gross loans receivable	2,845,712	2,638,397
Net deferred loan costs	3,359	2,352
Loans receivable, net	2,849,071	2,640,749
Allowance for loan losses	(32,086)	(31,083)
Total loans receivable, net	$2,816,985	$2,609,666
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within its primary market areas which are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County in Oregon, as well as other contiguous markets. The majority of the Company’s loan portfolio consists of (in order of balances at December 31, 2017) non-owner occupied commercial real estate, commercial and industrial and owner-occupied commercial real estate. As of December 31, 2017 and December 31, 2016, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.
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

The following tables present the balance of the loans receivable by credit quality indicator as of December 31, 2017 and December 31, 2016.

	December 31, 2017
	Pass	OAEM	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$597,697	$19,536	$28,163	$—	$645,396
Owner-occupied commercial real estate	595,455	12,668	14,027	—	622,150
Non-owner occupied commercial real estate	955,450	10,494	20,650	—	986,594
Total commercial business	2,148,602	42,698	62,840	—	2,254,140
One-to-four family residential	85,762	—	1,235	—	86,997
Real estate construction and land development:
One-to-four family residential	49,925	537	1,523	—	51,985
Five or more family residential and commercial properties	96,404	707	388	—	97,499
Total real estate construction and land development	146,329	1,244	1,911	—	149,484
Consumer	349,590	—	4,976	525	355,091
Gross loans receivable	$2,730,283	$43,942	$70,962	$525	$2,845,712

	December 31, 2016
	Pass	OAEM	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$601,273	$5,048	$31,452	$—	$637,773
Owner-occupied commercial real estate	532,585	4,437	21,013	—	558,035
Non-owner occupied commercial real estate	841,383	14,573	24,924	—	880,880
Total commercial business	1,975,241	24,058	77,389	—	2,076,688
One-to-four family residential	76,020	—	1,371	—	77,391
Real estate construction and land development:
One-to-four family residential	44,752	500	5,162	—	50,414
Five or more family residential and commercial properties	105,723	1,150	1,891	—	108,764
Total real estate construction and land development	150,475	1,650	7,053	—	159,178
Consumer	320,140	—	5,000	—	325,140
Gross loans receivable	$2,521,876	$25,708	$90,813	$—	$2,638,397

Potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans may include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of FASB ASC 310-30. Potential problem loans as of December 31, 2017 and December 31, 2016 were $83.5 million and $87.8 million, respectively. The balance of potential problem loans guaranteed by a governmental agency, which guarantee reduces the Company's credit exposure, was $3.1 million and $1.1 million as of December 31, 2017 and December 31, 2016, respectively.
(d) Nonaccrual Loans
Nonaccrual loans, segregated by segments and classes of loans, were as follows as of December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
	(In thousands)
Commercial business:
Commercial and industrial	$3,110	$3,531
Owner-occupied commercial real estate	4,090	3,728
Non-owner occupied commercial real estate	1,898	1,321
Total commercial business	9,098	8,580
One-to-four family residential	81	94
Real estate construction and land development:
One-to-four family residential	1,247	2,008
Total real estate construction and land development	1,247	2,008
Consumer	277	227
Nonaccrual loans	$10,703	$10,909
The Company had $1.9 million and $2.8 million of nonaccrual loans guaranteed by governmental agencies at December 31, 2017 and December 31, 2016, respectively.
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
The balances of past due loans, segregated by segments and classes of loans, as of December 31, 2017 and December 31, 2016 were as follows:

	December 31, 2017
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,993	$1,172	$4,165	$641,231	$645,396
Owner-occupied commercial real estate	1,277	1,225	2,502	619,648	622,150
Non-owner occupied commercial real estate	870	3,314	4,184	982,410	986,594
Total commercial business	5,140	5,711	10,851	2,243,289	2,254,140
One-to-four family residential	513	—	513	86,484	86,997
Real estate construction and land development:
One-to-four family residential	84	1,331	1,415	50,570	51,985
Five or more family residential and commercial properties	40	—	40	97,459	97,499
Total real estate construction and land development	124	1,331	1,455	148,029	149,484
Consumer	1,939	687	2,626	352,465	355,091
Gross loans receivable	$7,716	$7,729	$15,445	$2,830,267	$2,845,712

	December 31, 2016
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,687	$1,733	$4,420	$633,353	$637,773
Owner-occupied commercial real estate	1,807	2,915	4,722	553,313	558,035
Non-owner occupied commercial real estate	733	—	733	880,147	880,880
Total commercial business	5,227	4,648	9,875	2,066,813	2,076,688
One-to-four family residential	523	—	523	76,868	77,391
Real estate construction and land development:
One-to-four family residential	90	2,008	2,098	48,316	50,414
Five or more family residential and commercial properties	—	377	377	108,387	108,764
Total real estate construction and land development	90	2,385	2,475	156,703	159,178
Consumer	2,292	105	2,397	322,743	325,140
Gross loans receivable	$8,132	$7,138	$15,270	$2,623,127	$2,638,397

There were no loans 90 days or more past due that were still accruing interest as of December 31, 2017 or 2016, excluding PCI loans.

(f) Impaired loans

Impaired loans include nonaccrual loans and performing TDR loans. The balances of impaired loans as of December 31, 2017 and December 31, 2016 are set forth in the following tables.

	December 31, 2017
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$2,127	$9,872	$11,999	$12,489	$1,326
Owner-occupied commercial real estate	2,452	4,356	6,808	7,054	621
Non-owner occupied commercial real estate	4,722	11,297	16,019	16,172	1,222
Total commercial business	9,301	25,525	34,826	35,715	3,169
One-to-four family residential	—	299	299	308	93
Real estate construction and land development:
One-to-four family residential	938	309	1,247	2,200	2
Five or more family residential and commercial properties	—	645	645	645	37
Total real estate construction and land development	938	954	1,892	2,845	39
Consumer	160	282	442	466	54
Total	$10,399	$27,060	$37,459	$39,334	$3,355

	December 31, 2016
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$1,739	$10,636	$12,375	$13,249	$1,199
Owner-occupied commercial real estate	1,150	3,574	4,724	5,107	511
Non-owner occupied commercial real estate	4,905	6,413	11,318	11,386	797
Total commercial business	7,794	20,623	28,417	29,742	2,507
One-to-four family residential	—	321	321	325	97
Real estate construction and land development:
One-to-four family residential	2,243	828	3,071	3,755	6
Five or more family residential and commercial properties	—	1,079	1,079	1,079	60
Total real estate construction and land development	2,243	1,907	4,150	4,834	66
Consumer	48	262	310	325	64
Total	$10,085	$23,113	$33,198	$35,226	$2,734

The Company had governmental guarantees of $3.2 million and $3.5 million related to the impaired loan balances at December 31, 2017 and December 31, 2016, respectively.
The average recorded investment of impaired loans for the years ended December 31, 2017, 2016 and 2015 are set forth in the following table.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Commercial business:
Commercial and industrial	$11,310	$10,207	$9,781
Owner-occupied commercial real estate	5,401	4,540	4,346
Non-owner occupied commercial real estate	12,162	11,709	9,257
Total commercial business	28,873	26,456	23,384
One-to-four family residential	309	279	257
Real estate construction and land development:
One-to-four family residential	2,315	3,305	3,841
Five or more family residential and commercial properties	903	1,656	2,008
Total real estate construction and land development	3,218	4,961	5,849
Consumer	351	645	171
Total	$32,751	$32,341	$29,661
For the years ended December 31, 2017, 2016 and 2015 no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the years ended December 31, 2017, 2016 and 2015, the Bank recorded $1.2 million, $651,000 and $780,000, respectively, of interest income related to performing TDR loans.

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
The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR loans as of December 31, 2017 and December 31, 2016 were as follows:

	December 31, 2017		December 31, 2016
	Performing TDR Loans	Nonaccrual TDR Loans	Performing TDR Loans	Nonaccrual TDR Loans
	(In thousands)
TDR loans	$26,757	$5,193	$22,288	$6,900
Allowance for loan losses on TDR loans	2,635	379	1,965	437

The unfunded commitment to borrowers related to TDR loans was $1.2 million and $249,000 at December 31, 2017 and December 31, 2016, respectively.

Loans that were modified as TDR loans during the years ended December 31, 2017, 2016 and 2015 are set forth in the following table:

	Year Ended December 31,
	2017		2016		2015
	Number of Contracts (1)	Outstanding Principal Balance(1)(2)	Number of Contracts (1)	Outstanding Principal Balance(1)(2)	Number of Contracts (1)	Outstanding Principal Balance(1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	19	$7,212	19	$7,398	25	$6,312
Owner-occupied commercial real estate	3	1,366	2	569	4	1,311
Non-owner occupied commercial real estate	4	9,574	2	2,121	4	7,496
Total commercial business	26	18,152	23	10,088	33	15,119
Real estate construction and land development:
One-to-four family residential	2	938	5	2,206	4	2,291
Five or more family residential and commercial properties	—	—	1	1,078	—	—
Total real estate construction and land development	2	938	6	3,284	4	2,291
Consumer	8	110	6	66	1	37
Total TDR loans	36	$19,200	35	$13,438	38	$17,447
(1) Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the years ended December 31, 2017, 2016 and 2015.
(2) Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. There were no advances on these types of loans during the years ended December 31, 2017, 2016 and 2015.
Of the 36 loans modified during the year ended December 31, 2017, 21 loans with a total outstanding principal balance of $12.1 million had no prior modifications. The remaining loans included in the table above for the year ended December 31, 2017 were previously reported as TDR loans. The Bank typically grants shorter extension periods to continually monitor the TDR loans despite the fact that the extended date might not be the date the Bank expects sufficient cash flow from these borrowers. The Bank does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR loan and are adjusted, as necessary, in the current period based on more recent information. The related specific valuation allowance at December 31, 2017 was $1.8 million for loans that were modified as TDR loans during the year ended December 31, 2017.
Of the 35 loans modified during the year ended December 31, 2016, 17 loans with a total outstanding principal balance of $7.2 million had no prior modifications. Of the 38 loans modified during the year ended December 31, 2015, 18 loans with a total outstanding principal balance of $7.0 million had no prior modifications. Similar to the year ended December 31, 2017 discussion above, the majority of the modifications in prior periods was the result of the Bank granting shorter extension periods to continually monitor the troubled credits, which resulted in TDR classification. The related specific valuation allowance for loans that were modified as TDR loans during the years ended December 31, 2016 and 2015 was $1.0 million and $1.7 million, respectively.

The loans modified during the previous twelve months that subsequently defaulted during the years ended December 31, 2017, 2016 and 2015 are included in the following table:

	Year Ended December 31,
	2017		2016		2015
	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	1	$283	—	$—	2	$1,755
Owner-occupied commercial real estate	1	80	1	488	—	—
Total commercial business	2	363	1	488	2	1755
Real estate construction and land development:
One-to-four family residential	2	938	2	1,143	—	—
Total real estate construction and land development	2	938	2	1,143	—	—
Consumer	1	7	—	—	—	—
Total	5	$1,308	3	$1,631	2	$1,755
During the year ended December 31, 2017, there were four loans that defaulted because they were past their modified maturity dates, and the borrowers have not subsequently repaid the credits. The Bank has chosen not to extend the maturities on these loans. The one consumer loan defaulted during the year ended December 31, 2017 as it was greater than 90 days past due its modified terms, but the loan became current as of December 31, 2017. The Bank had a specific valuation allowance of $1,000 at December 31, 2017 related to the credits which defaulted during the year ended December 31, 2017.
During the year ended December 31, 2016, all three loans defaulted because they were past their modified maturity dates, and the borrowers had not repaid the credits. At December 31, 2016, the Bank was in the process of granting addition extensions on these loans. At December 31, 2015, there was one commercial and industrial loan totaling $1.7 million that was modified during the previous twelve months and subsequently defaulted because the borrower did not make specific curtailment, or additional, payments on the loan during the year. The borrower was 30-89 days past due as of December 31, 2015. The other commercial and industrial loan included in the above table that defaulted during the year ended December 31, 2015 defaulted because the borrower was past its modified maturity date, and had not repaid the credits. The Bank had a specific valuation allowance of $111,000 and $191,000 at December 31, 2016 and 2015, respectively, related to the credits which defaulted during the related year ends.

(h) Purchased Credit Impaired Loans
The Company acquired loans and designated them as PCI loans, which are accounted for under FASB ASC 310-30.

The following table reflects the outstanding principal balance and recorded investment of the PCI loans at December 31, 2017 and December 31, 2016:

	December 31, 2017		December 31, 2016
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$8,818	$2,912	$13,067	$9,317
Owner-occupied commercial real estate	12,230	11,515	17,639	15,973
Non-owner occupied commercial real estate	14,295	13,342	25,037	23,360
Total commercial business	35,343	27,769	55,743	48,650
One-to-four family residential	4,120	5,255	5,120	4,905
Real estate construction and land development:
One-to-four family residential	841	89	2,958	2,123
Five or more family residential and commercial properties	2,361	2,035	2,614	2,488
Total real estate construction and land development	3,202	2,124	5,572	4,611
Consumer	3,974	5,455	5,296	6,282
Gross PCI loans	$46,639	$40,603	$71,731	$64,448
On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at the beginning of the year	$13,860	$17,592	$21,092
Accretion	(3,471)	(4,962)	(6,993)
Disposal and other	(2,758)	(3,329)	(3,111)
Change in accretable yield	3,593	4,559	6,604
Balance at the end of the year	$11,224	$13,860	$17,592

(i) Related Party Loans
In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”).
Activity in related party loans for the years ended December 31, 2017, 2016 and 2015 was as follows:

Year Ended or As of December 31,
(in thousands)
Balance outstanding at December 31, 2014	$9,164
Principal additions	12,189
Principal reductions	(578)
Balance outstanding at December 31, 2015	20,775
Principal additions	738
Principal reductions	(1,596)
Balance outstanding at December 31, 2016	19,917
Elimination of outstanding loan balance due to change in related party status	(10,930)
Principal additions	—
Principal reductions	(527)
Balance outstanding at December 31, 2017	$8,460
The Company had $750,000 and $891,000 of unfunded commitments to related parties as of December 31, 2017 and 2016, respectively. The Company did not have any borrowings from related parties at December 31, 2017 or 2016.

(j) Mortgage Banking Activities
The Bank originates certain one-to-four family residential loans to be sold on the secondary market. The Bank does not retain servicing on loans sold in the secondary market. At December 31, 2017 and 2016, the balance of loans held for sale was $2.3 million and $11.7 million, respectively.
The following table presents information concerning the origination and sale of the Bank's one-to-four family residential loans and the gains from the sale of loans as a result of the Bank's mortgage banking activities.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
One-to-four family residential loans:
Originated (1)	$144,066	$178,169	$164,974
Sold	113,786	141,127	132,365
Gains on sales of loans, net (2)	3,412	3,723	3,150
(1) Includes loans originated for sale in the secondary market or for the Bank's loan portfolio.
(2) Excludes net gains on sales of SBA and other loans.

The Bank may additionally make commitments to fund one-to-four family residential loans (interest rate locks) to be sold into the secondary market. The contractual amounts of commitments to sell and fund with off-balance sheet risk at December 31, 2017 and 2016 were as follows:

	December 31, 2017	December 31, 2016
	(In thousands)
Commitments to sell mortgage loans	$10,140	$18,166

Commitments to fund mortgage loans (at interest rates approximating market rates) for portfolio or for sale:
Fixed rate	$10,894	$19,301
Variable or adjustable rate	56	4,189
Total commitments to fund mortgage loans	$10,950	$23,490
The fair values of freestanding derivatives related to the commitments to fund mortgage loans and sell at locked interest rates were not significant at December 31, 2017 or 2016.

(k) SBA Loan Sales
The Company may choose to sell the conditionally guaranteed portion of certain loans guaranteed by the Small Business Administration or the U.S. Department of Agriculture (collectively referred to as "SBA loans") and retain a participating interest in the unguaranteed portion of the loans and the servicing of the loans. The retained unguaranteed portions of these loans are carried at cost net of discounts related to accounting for the sold and retained portions of the loans using the allocation of their carrying amounts based on their relative fair values. The Company does not sell SBA loans with servicing retained unless it retains a participating interest. Details of certain SBA loans serviced are as follows:

	December 31, 2017	December 31, 2016
	(In thousands)
SBA loans serviced for others with participating interest, gross loan balance	$53,809	$48,359
SBA loans serviced for others with participating interest, participation balance owned by Bank (1)	12,394	11,218
(1) Included in the balances of total loans receivable, net on the Company's Consolidated Statements of Financial Condition.
The Company recognized $467,000, $460,000 and $392,000 of servicing fee income and fees from SBA loans serviced for others for the years ended December 31, 2017, 2016 and 2015, respectively. Servicing fee income is reported in other income on the Company's Consolidated Statements of Income.

(4)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio.
The FDIC shared-loss agreements terminated on August 4, 2015. Prior to their termination, when a credit deterioration occurred subsequent to the acquisition to a loan that was covered by the FDIC shared-loss agreements, a provision for loan losses was charged to earnings for the full amount of the impairment, without regard to the coverage of the FDIC shared-loss agreements.

A summary of the changes in the allowance for loan losses during the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at the beginning of the year	$31,083	$29,746	$27,729
Charge-offs	(4,838)	(6,085)	(3,482)
Recoveries of loans previously charged-off	1,621	2,491	1,127
Provision for loan losses	4,220	4,931	4,372
Balance at the end of the year	$32,086	$31,083	$29,746
The following table details the activity in the allowance for loan losses disaggregated by segment and class for the year ended December 31, 2017:

	Balance at Beginning of Year	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Year
	(In thousands)
Commercial business:
Commercial and industrial	$10,968	$(859)	$792	$(991)	$9,910
Owner-occupied commercial real estate	3,661	(1,579)	155	1,755	3,992
Non-owner occupied commercial real estate	7,753	—	—	344	8,097
Total commercial business	22,382	(2,438)	947	1,108	21,999
One-to-four family residential	1,015	(30)	2	69	1,056
Real estate construction and land development:
One-to-four family residential	797	(556)	202	419	862
Five or more family residential and commercial properties	1,359	—	—	(169)	1,190
Total real estate construction and land development	2,156	(556)	202	250	2,052
Consumer	5,024	(1,814)	470	2,401	6,081
Unallocated	506	—	—	392	898
Total	$31,083	$(4,838)	$1,621	$4,220	$32,086

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of December 31, 2017.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,326	$7,558	$1,026	$9,910
Owner-occupied commercial real estate	621	2,557	814	3,992
Non-owner occupied commercial real estate	1,222	5,919	956	8,097
Total commercial business	3,169	16,034	2,796	21,999
One-to-four family residential	93	798	165	1,056
Real estate construction and land development:
One-to-four family residential	2	635	225	862
Five or more family residential and commercial properties	37	1,064	89	1,190
Total real estate construction and land development	39	1,699	314	2,052
Consumer	54	5,303	724	6,081
Unallocated	—	898	—	898
Total	$3,355	$24,732	$3,999	$32,086
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2017:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$11,999	$630,485	$2,912	$645,396
Owner-occupied commercial real estate	6,808	603,827	11,515	622,150
Non-owner occupied commercial real estate	16,019	957,233	13,342	986,594
Total commercial business	34,826	2,191,545	27,769	2,254,140
One-to-four family residential	299	81,443	5,255	86,997
Real estate construction and land development:
One-to-four family residential	1,247	50,649	89	51,985
Five or more family residential and commercial properties	645	94,819	2,035	97,499
Total real estate construction and land development	1,892	145,468	2,124	149,484
Consumer	442	349,194	5,455	355,091
Total	$37,459	$2,767,650	$40,603	$2,845,712

The following table details the activity in the allowance for loan losses disaggregated by segment and class for the year ended December 31, 2016:

	Balance at Beginning of Year	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Year
	(In thousands)
Commercial business:
Commercial and industrial	$9,972	$(3,265)	$1,844	$2,417	$10,968
Owner-occupied commercial real estate	4,370	(538)	—	(171)	3,661
Non-owner occupied commercial real estate	7,722	(350)	—	381	7,753
Total commercial business	22,064	(4,153)	1,844	2,627	22,382
One-to-four family residential	1,157	—	2	(144)	1,015
Real estate construction and land development:
One-to-four family residential	1,058	(100)	83	(244)	797
Five or more family residential and commercial properties	813	(54)	—	600	1,359
Total real estate construction and land development	1,871	(154)	83	356	2,156
Consumer	4,309	(1,778)	562	1,931	5,024
Unallocated	345	—	—	161	506
Total	$29,746	$(6,085)	$2,491	$4,931	$31,083
The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of December 31, 2016:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,199	$8,048	$1,721	$10,968
Owner-occupied commercial real estate	511	1,834	1,316	3,661
Non-owner occupied commercial real estate	797	5,142	1,814	7,753
Total commercial business	2,507	15,024	4,851	22,382
One-to-four family residential	97	643	275	1,015
Real estate construction and land development:
One-to-four family residential	6	538	253	797
Five or more family residential and commercial properties	60	1,168	131	1,359
Total real estate construction and land development	66	1,706	384	2,156
Consumer	64	3,912	1,048	5,024
Unallocated	—	506	—	506
Total	$2,734	$21,791	$6,558	$31,083

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2016:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$12,375	$616,081	$9,317	$637,773
Owner-occupied commercial real estate	4,724	537,338	15,973	558,035
Non-owner occupied commercial real estate	11,318	846,202	23,360	880,880
Total commercial business	28,417	1,999,621	48,650	2,076,688
One-to-four family residential	321	72,165	4,905	77,391
Real estate construction and land development:
One-to-four family residential	3,071	45,220	2,123	50,414
Five or more family residential and commercial properties	1,079	105,197	2,488	108,764
Total real estate construction and land development	4,150	150,417	4,611	159,178
Consumer	310	318,548	6,282	325,140
Total	$33,198	$2,540,751	$64,448	$2,638,397
The following table details the activity in the allowance for loan losses disaggregated by segment and class for the year ended December 31, 2015:

	Balance at Beginning of Year	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Year
	(In thousands)
Commercial business:
Commercial and industrial	$10,553	$(1,488)	$476	$431	$9,972
Owner-occupied commercial real estate	4,032	—	—	338	4,370
Non-owner occupied commercial real estate	5,601	(188)	—	2,309	7,722
Total commercial business	20,186	(1,676)	476	3,078	22,064
One-to-four family residential	1,200	—	13	(56)	1,157
Real estate construction and land development:
One-to-four family residential	1,786	(106)	100	(722)	1,058
Five or more family residential and commercial properties	972	—	—	(159)	813
Total real estate construction and land development	2,758	(106)	100	(881)	1,871
Consumer	2,769	(1,700)	538	2,702	4,309
Unallocated	816	—	—	(471)	345
Total	$27,729	$(3,482)	$1,127	$4,372	$29,746

(5)	FDIC Indemnification Asset
On August 4, 2015, the Bank and the FDIC entered into an agreement terminating the FDIC shared-loss agreements for all three of the FDIC-assisted acquisitions (Cowlitz Bank and Washington Banking Company's acquisitions of City Bank and North County Bank). The Bank paid consideration of $7.1 million to the FDIC for the termination of the shared-loss agreements related to these acquisitions. The termination of the shared-loss agreements resulted in a pre-tax gain of $1.7 million and the elimination of the FDIC indemnification asset and the FDIC clawback liability (included in “accrued expenses and other liabilities” in the Consolidated Statements of Financial Condition) which was recorded as of the termination date. The FDIC indemnification asset and FDIC clawback liability amounts were $388,000 and $9.3 million, respectively, as of June 30, 2015. All rights and obligations of the parties under the FDIC shared-loss agreements, including the clawback provisions, were eliminated under the termination agreement. It is not anticipated that the termination of the FDIC shared-loss agreements will have any impact on the yields for the loans that were previously covered under these agreements. All future charge-offs, recoveries, gains, losses and expenses related to previously covered assets will now be recognized entirely by the Bank since the FDIC will no longer be sharing in such charge-offs, recoveries, gains, losses and expenses.
The following table provides changes in the FDIC indemnification asset during the year ended December 31, 2015. The years ended December 31, 2017 and 2016 are not included because of the above-mentioned termination.

Year Ended December 31,
2015
(In thousands)
Balance at the beginning of the year	$1,116
Cash payments received or receivable from the FDIC	(231)
FDIC share of additional estimated gains	(352)
Net amortization	(145)
Change due to termination of FDIC shared-loss agreements	(388)
Balance at the end of the year	$—

(6)	Other Real Estate Owned
Changes in other real estate owned during the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands
Balance at the beginning of the year	$754	$2,019	$3,355
Additions	32	1,431	2,845
Proceeds from dispositions	(930)	(2,486)	(3,555)
Gain (loss) on sales, net	144	173	(97)
Valuation adjustment	—	(383)	(529)
Balance at the end of the year	$—	$754	$2,019

At December 31, 2017, there was no other real estate owned that was the result of foreclosure and obtaining physical possession of residential real estate properties . At December 31, 2017, the recorded investment of consumer mortgage loans secured by residential real estate properties (included in the one-to-four family residential loan class in Note (3) Loans Receivable) for which formal foreclosure proceedings were in process was $660,000.

(7)        Premises and Equipment
A summary of premises and equipment is as follows:

	December 31, 2017	December 31, 2016
	(In thousands)
Land	$21,483	$22,677
Buildings and building improvements	50,984	52,432
Furniture, fixtures and equipment	20,894	18,723
Total premises and equipment	93,361	93,832
Accumulated depreciation	33,036	29,921
Premises and equipment, net	$60,325	$63,911
Total depreciation expense on premises and equipment was $3.9 million, $3.9 million and $4.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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
There were no additions to goodwill during the years ended December 31, 2017, 2016 and 2015.
At December 31, 2017, the Company’s step-one analysis concluded that the reporting unit’s fair value was greater than its carrying value and therefore no goodwill impairment charges were required, or recorded, for the year ended December 31, 2017. Similarly, no goodwill impairment charges were required, or recorded, for the years ended December 31, 2016 and 2015. Even though there was no goodwill impairment at December 31, 2017, adverse events may impact the recoverability of goodwill and could result in a future impairment charge which could have a material impact on the Company’s operating results.
(b) Other Intangible Assets
The other intangible assets represent the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI related to the Washington Banking Merger and the acquisitions of Valley Community Bancshares, Northwest Commercial Bank, and Cowlitz Bank were estimated to be ten, ten, five and nine years, respectively.
The following table presents the change in the other intangible assets for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at the beginning of the year	$7,374	$8,789	$10,889
Less: Amortization	1,286	1,415	2,100
Balance at the end of the year	$6,088	$7,374	$8,789

The estimated aggregate amortization expense related to these intangible assets for future years is as follows:

Year Ending December 31,
(In thousands)
2018	$1,122
2019	1,043
2020	989
2021	938
2022	887
Thereafter	1,109
$6,088

(9)	Deposits
Deposits consisted of the following:

	December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest demand deposits	$944,791	27.8%	$882,091	27.3%
Interest bearing demand deposits	1,051,752	31.1	963,821	29.8
Money market accounts	499,618	14.7	523,875	16.2
Savings accounts	498,501	14.7	502,460	15.6
Total non-maturity deposits	2,994,662	88.3	2,872,247	88.9
Certificate of deposit accounts	398,398	11.7	357,401	11.1
Total deposits	$3,393,060	100.0%	$3,229,648	100.0%
Accrued interest payable on deposits was $124,000 and $186,000 as of December 31, 2017 and 2016, respectively and is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
Interest expense, by category, was as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Interest bearing demand deposits	$1,812	$1,569	$1,476
Money market accounts	682	749	922
Savings accounts	1,311	756	445
Certificate of deposit accounts	2,244	1,936	2,386
	$6,049	$5,010	$5,229
Scheduled maturities of certificates of deposit for future years are as follows:

Year Ending December 31,
(In thousands)
2018	$258,657
2019	81,407
2020	22,401
2021	10,708
2022	25,169
Thereafter	56
$398,398

Certificates of deposit issued in denominations equal to or in excess of $250,000 totaled $113.7 million and $54.8 million as of December 31, 2017 and 2016, respectively.

(10)	Junior Subordinated Debentures
As part of the Washington Banking Merger, the Company assumed trust preferred securities and junior subordinated debentures with a total fair value of $18.9 million at the May 1, 2014 merger date.
Washington Banking Master Trust, a Delaware statutory business trust, was a wholly-owned subsidiary of the Washington Banking Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debentures issued by the Washington Banking Company. During 2007, the Trust issued $25.0 million of trust preferred securities with a 30-year maturity, callable after the fifth year by the Washington Banking Company. The trust preferred securities have a quarterly adjustable rate based upon the three-month London Interbank Offered Rate ("LIBOR") plus 1.56%. On the Washington Banking Merger date of May 1, 2014, the Company acquired the Trust, which retained the Washington Banking Master Trust name, and assumed the performance and observance of the covenants under the indenture related to the trust preferred securities.
The adjustable rate of the trust preferred securities at December 31, 2017 was 3.25%. The weighted average rate of the junior subordinated debentures was 5.11% and 4.50% for the years ended December 31, 2017 and 2016, respectively. The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.
The junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures are the sole revenues of the Trust. At December 31, 2017 and 2016, the balance of the junior subordinated debentures, net of unaccreted discount, was $20.0 million and $19.7 million, respectively. All of the common securities of the Trust are owned by the Company. Heritage has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. For financial reporting purposes, the Company's investment in the Master Trust is accounted for under the equity method and is included in prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The junior subordinated debentures issued and guaranteed by the Company and held by the Master Trust are reflected as liabilities on the Company's Consolidated Statements of Financial Condition.

(11)	Repurchase Agreements
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
The following table presents the Company's repurchase agreement obligations by class of collateral pledged:

	December 31, 2017	December 31, 2016
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$—	$2,944
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	11,239	5,191
Commercial	20,582	13,969
Total repurchase agreements	$31,821	$22,104
(1) Issued and guaranteed by U.S. Government-sponsored agencies.

(12)	Other Borrowings
(a) FHLB Advances
The Federal Home Loan Bank ("FHLB") of Des Moines functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2017, the

Bank maintained a credit facility with the FHLB of Des Moines for $881.1 million and had short-term FHLB advances outstanding of $92.5 million with maturity dates within 30 days. At December 31, 2016 there were FHLB advances outstanding of $79.6 million.
The following table sets forth the details of FHLB advances during and as of the years ended December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(In thousands)
FHLB Advances:
Average balance during the year	$105,646	$13,349
Maximum month-end balance during the year	$137,450	$79,600
Weighted average rate during the year	1.16%	0.55%
Weighted average rate at end of year	1.56%	0.81%
Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Bank, deposits at the FHLB, certain one-to-four single family residential loans or other assets, investment securities which are obligations of or guaranteed by the United States or other assets. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 160% of outstanding advances depending on the type of collateral.
(b) Federal Funds Purchased
The Bank maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank and Pacific Coast Bankers’ Bank to purchase federal funds of up to $90.0 million as of December 31, 2017. The lines generally mature annually or are reviewed annually. As of December 31, 2017 and 2016, there were no federal funds purchased.
(c) Credit Facilities
The Bank maintains a credit facility with the Federal Reserve Bank of San Francisco for $82.5 million as of December 31, 2017, of which there were no borrowings outstanding as of December 31, 2017 or 2016. Any advances on the credit facility would have to be first secured by the Bank's investment securities or loans receivable.

(13)	Employee Benefit Plans
(a) 401(k) Plan
The Company provides its eligible employees with a 401(k) plan called "Heritage Financial Corporation 401(k) Profit Sharing Plan and Trust" (the “Plan”). The Company funds certain Plan costs as accrued.
The Plan includes the Company’s salary savings 401(k) plan for its employees. All employees hired may participate in the Plan the first of the month following thirty days of service. Participants may contribute a portion of their salary, which is matched by the Company at 50%, not to be greater than 3% of eligible compensation, up to certain Internal Revenue Service limits. A Roth feature was added to the plan in 2016. All participants are 100% vested in all accounts at all times. Employer matching contributions for the years ended December 31, 2017, 2016 and 2015 were $1.1 million, $1.0 million and $954,000, respectively.
The profit sharing portion of the Plan is a defined contribution retirement plan. All profit sharing and discretionary contributions are completely discretionary. Participants are eligible for profit sharing contributions upon credit of 1,000 hours of service during the plan year, the attainment of 18 years of age, and employment on the last day of the year. Employees are vested in profit sharing contributions in the same manner as employer matching contributions discussed above. For the years ended December 31, 2017, 2016 and 2015, the Company made no employer profit sharing contributions.
(b) Employment Agreements
The Company has entered into contracts with certain senior officers that provide benefits under certain conditions following termination without cause, and/or following a change in control of the Company.
(c) Deferred Compensation Plan
During 2012, the Company adopted a Deferred Compensation Plan, which provides its directors and select executive officers with the opportunity to defer current compensation. Under the Plan, participants are permitted to elect to defer compensation and the Company has the discretion to make additional contributions to the Plan on behalf of any participant based on a number of factors. Compensation expense under the Deferred Compensation Plan totaled $652,000, $540,000 and $570,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The Company’s contributions totaled $453,000, $521,000 and $296,000 for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, the carrying value of the obligation related to the deferred compensation plans was $2.8 million and $2.2 million, respectively.
(d) Split-Dollar Life Insurance Benefit Plan
In conjunction with the Washington Banking Merger, the Company assumed the split-dollar life insurance benefit plan previously maintained by Washington Banking. Life insurance policies are maintained for current or former officers of the Bank or former Washington Banking officers that are subject to split-dollar life insurance agreements, which continue after the participant's employment and retirement. All participants are fully vested in their split-dollar life insurance benefits. The accrued benefit liability for the split-dollar life insurance agreements represents the present value of the future death benefits payable to the participants' beneficiaries.
The split-dollar life insurance projected benefit obligation is included in accrued expenses and other liabilities on the Company's Consolidated Statements of Financial Condition. As of December 31, 2017 and 2016, the carrying value of the obligation was $250,000 and $1.1 million, respectively.

(14)	Commitments and Contingencies
(a) Lease Commitments
The Bank leases certain premises and equipment under operating leases. Rental expense of leased premises and equipment was $3.8 million, $4.4 million and $4.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, which is included in occupancy and equipment expense on the Company's Consolidated Statements of Income.
The estimated future minimum annual rental commitments under noncancelable leases having an original or remaining term of more than one year are as follows:

Year Ending December 31,
(In thousands)
2018	$3,074
2019	2,681
2020	2,385
2021	1,640
2022	929
Thereafter	2,241
$12,950
The leases contain various provisions for increases in rental rates, based either on changes in the published Consumer Price Index or a predetermined escalation schedule. Substantially all of the leases provide the Company with the option to extend the lease term one or more times following expiration of the initial term.
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

The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	December 31, 2017	December 31, 2016
	(In thousands)
Commercial business:
Commercial and industrial	$363,272	$368,308
Owner-occupied commercial real estate	6,815	3,443
Non-owner occupied commercial real estate	13,543	8,732
Total commercial business	383,630	380,483
One-to-four family residential	—	—
Real estate construction and land development:
One-to-four family residential	38,160	23,004
Five or more family residential and commercial properties	86,787	78,121
Total real estate construction and land development	124,947	101,125
Consumer	204,625	144,405
Total outstanding commitments	$713,202	$626,013
(c) Variable Interests
     The Company has two equity investments in Low-Income Housing Tax Credit partnerships ("LIHTCs") which are indirect federal subsidies that finance low-income housing projects. The Company reported the investments in the unconsolidated LIHTCs as prepaid expenses and other assets on the Company’s Statements of Financial Condition with carrying values of $54.0 million and $23.3 million as of December 31, 2017 and 2016, respectively. As a limited liability investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal income tax credits. The federal income tax credits are earned over a 10-year period as a result of the investment properties meeting certain criteria and are subject to recapture for noncompliance with such criteria over a 15-year period. The Company accounts for the LIHTCs under the proportional amortization method and amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance on the Company's Consolidated Statements of Income as a component of income tax expense. During the years ended December 31, 2017, 2016, and 2015 the Company recognized tax benefits of $2.9 million, $640,000 and $273,000, respectively. See Note (20) Income Taxes for further information on tax benefits.
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
Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $39.8 million and $18.3 million at December 31, 2017 and 2016, respectively, and is reported as accrued expenses and other liabilities on the Company's Statements of Financial Condition. The Company expects to fund LIHTC commitments of $8.6 million during the year ended December 31, 2018 and $26.0 million during the year ended December 31, 2019, with the remaining commitments of $5.2 million paid by December 31, 2034. There were no impairment losses on the Company’s LIHTC investments during the years ended December 31, 2017, 2016 or 2015.
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

The Company accounts for its NMTC on the equity method and reported the investment balance as prepaid expenses and other assets on the Company’s Statements of Financial Condition with carrying value of $25.8 million and $26.8 million at December 31, 2017 and December 31, 2016, respectively. The Company recorded investment income of $735,000, $740,000 and $562,000 during the years ended December 31, 2017, 2016 and 2015, respectively, in other income on the Company's Statements of Income.

(15)	Derivative Financial Instruments
The Company has entered into certain interest rate swap contracts that are not designated as hedging instruments. The purpose of these derivative contracts is primarily to provide commercial business loan customers the ability to convert their loans from variable to fixed interest rates. Upon the origination of a derivative contract with a customer, the Company simultaneously enters into an offsetting derivative contract with a third party in order to offset its exposure on the variable and fixed rate components of the customer agreement. The Company recognizes immediate income based upon the difference in the bid/ask spread of the underlying transactions with its customers and the third party, which is recorded in interest rate swap fees on the Consolidated Statements of Income. Because the Company acts only as an intermediary for its customer, subsequent changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations.
The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2017 and December 31, 2016 are presented in the following table.

	December 31, 2017		December 31, 2016
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swaps with customer (1)	$146,537	$(882)	$102,709	$(1,099)
Interest rate swap with third party (1)	146,537	882	102,709	1,099
(1) The estimated fair value of the derivative included in prepaid and other assets on the Consolidated Statements of Financial Condition was $3.4 million and $2.8 million as of December 31, 2017 and 2016, respectively. The estimated fair value of the derivative included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition was $3.4 million and $2.8 million as of December 31, 2017 and 2016, respectively.

(16)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net income:
Net income	$41,791	$38,918	$37,489
Less: Dividends and undistributed earnings allocated to participating securities	(293)	(358)	(328)
Net income allocated to common shareholders	$41,498	$38,560	$37,161
Basic:
Weighted average common shares outstanding	29,937,400	29,963,365	30,057,558
Less: Restricted stock awards	(179,581)	(285,063)	(267,943)
Total basic weighted average common shares outstanding	29,757,819	29,678,302	29,789,615
Diluted:
Basic weighted average common shares outstanding	29,757,819	29,678,302	29,789,615
Effect of potentially dilutive common shares(1)	91,512	13,851	22,725
Total diluted weighted average common shares outstanding	29,849,331	29,692,153	29,812,340
(1) Represents the effect of the assumed exercise of stock options and vesting of restricted stock awards and units.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the year ended December 31, 2017, there were no anti-dilutive shares outstanding related to options to acquire common stock. For the years ended December 31, 2016 and 2015, anti-dilutive shares outstanding related to options to acquire common stock totaled 436 and 4,320, respectively. Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity for the years ended December 31, 2017, 2016 and 2015.

Declared	Cash Dividend per Share	Record Date	Paid Date
January 28, 2015	$0.10	February 10, 2015	February 24, 2015
April 22, 2015	$0.11	May 7, 2015	May 21, 2015
July 22, 2015	$0.11	August 6, 2015	August 20, 2015
October 21, 2015	$0.11	November 4, 2015	November 18, 2015
October 21, 2015	$0.10	November 4, 2015	November 18, 2015	*
January 27, 2016	$0.11	February 10, 2016	February 24, 2016
April 20, 2016	$0.12	May 5, 2016	May 19, 2016
July 20, 2016	$0.12	August 4, 2016	August 18, 2016
October 26, 2016	$0.12	November 8, 2016	November 22, 2016
October 26, 2016	$0.25	November 8, 2016	November 22, 2016	*
January 25, 2017	$0.12	February 9, 2017	February 23, 2017
April 25, 2017	$0.13	May 10, 2017	May 24, 2017
July 25, 2017	$0.13	August 10, 2017	August 24, 2017
October 25, 2017	$0.13	November 8, 2017	November 22, 2017
October 25, 2017	$0.10	November 8, 2017	November 22, 2017	*
* Denotes a special dividend.
The FDIC and the Washington State Department of Financial Institutions, Division of Banks have the authority under their supervisory powers to prohibit the payment of dividends by the Bank to the Company. Additionally, current guidance from the Board of Governors of the Federal Reserve System ("Federal Reserve") provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. Current regulations allow the Company and the Bank to pay dividends on their common stock if the Company’s or the Bank’s regulatory capital would not be reduced below the statutory capital requirements set by the Federal Reserve and the FDIC.

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
The following table provides total repurchased shares and average share prices under the plan for the periods indicated:

	Year Ended December 31,
	2017	2016	2015	Plan Total (1)
Eleventh Plan
Repurchased shares	—	138,000	441,966	579,966
Stock repurchase average share price	$—	$17.16	$16.64	$16.76
(1) Represents shares repurchased and average price per share paid during the duration of the plan.

In addition to the stock repurchases disclosed in the table above, the Company repurchased shares to pay withholding taxes on the vesting of restricted stock. During the years ended December 31, 2017, 2016 and 2015, the Company repurchased 29,429, 29,512 and 22,300 shares at an average price of $25.01, $17.82 and $17.09 respectively, to pay withholding taxes on the vesting of restricted stock that vested during the respective periods.
(d) Issuance of Common Stock
No common stock was issued during the years ended December 31, 2017, 2016 and 2015 other than common stock related to the exercise of stock options and issuance of restricted stock awards as further described in Note (19) Stock-Based Compensation.

(17)	Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”) by component, during the years ended December 31, 2017, 2016 and 2015 are as follows:

	December 31, 2017	December 31, 2016
	(In thousands)
Balance of AOCI at the beginning of the year	$(2,606)	$2,559
Other comprehensive income (loss) before reclassification (1)	1,530	(4,311)
Amounts reclassified from AOCI for gain on sale of investment securities included in net income (1)	(4)	(854)
Net current period other comprehensive income (loss)	1,526	(5,165)
ASU 2018-02 Implementation	(218)	—
Balance of AOCI at the end of the year	$(1,298)	$(2,606)

(1)	All amounts are due to the changes in fair value of available for sale securities and are net of tax.

	December 31, 2015
	Changes in fair value of available for sale securities (1)	Accretion of other-than- temporary impairment on held to maturity securities (1)	Total
	(In thousands)
Balance of AOCI at the beginning of the year	$3,567	$(189)	$3,378
Other comprehensive (loss) income before reclassification	(559)	108	(451)
Amounts reclassified from AOCI for gain on sale of investment securities available for sale included in net income	(1,067)	81	(986)
Held to maturity transfer to available for sale	618	—	618
Net current period other comprehensive (loss) income	(1,008)	189	(819)
Balance of AOCI at the end of the year	$2,559	$—	$2,559

(1)	All amounts are net of tax.

(18)	Fair Value Measurements
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
Impaired Loans:
At the time a loan is considered impaired, its impairment is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price, or the fair market value of the collateral (less costs to sell) if the loan is collateral-dependent. Impaired loans for which impairment is measured using the discounted cash flow approach are not considered to be measured at fair value because the loan’s effective interest rate is generally not a fair value input, and for the purposes of fair value disclosures, the fair value of these loans are measured commensurate with non-impaired loans. If the Company utilizes the fair market value of the collateral method, the fair value used to measure impairment is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value based on the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business (Level 3). Impaired loans are evaluated on a quarterly basis and impairment is adjusted accordingly.
Other Real Estate Owned:
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in Level 3 classification of the inputs for determining fair value.
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016.

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$13,442	$—	$13,442	$—
Municipal securities	250,015	—	250,015	—
Mortgage backed securities and collateralized mortgage obligations:
Residential	280,211	—	280,211	—
Commercial	217,079	—	217,079	—
Collateralized loan obligations	4,580	—	4,580	—
Corporate obligations	16,770	—	16,770	—
Other securities	28,433	146	28,287	—
Total investment securities available for sale	810,530	146	810,384	—
Derivative assets - interest rate swaps	3,418	—	3,418	—
Liabilities
Derivative liabilities - interest rate swaps	$3,418	$—	$3,418	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$1,569	$—	$1,569	$—
Municipal securities	237,256	—	237,256	—
Mortgage backed securities and collateralized mortgage obligations:
Residential	309,176	—	309,176	—
Commercial	208,318	—	208,318	—
Collateralized loan obligations	10,478	—	10,478	—
Corporate obligations	16,706	—	16,706	—
Other securities	11,142	123	11,019	—
Total investment securities available for sale	794,645	123	794,522	—
Derivative assets - interest rate swaps	2,804	—	2,804	—
Liabilities
Derivative liabilities - interest rate swaps	$2,804	$—	$2,804	$—
There were no transfers between Level 1 and Level 2 during the years ended December 31, 2017 and 2016.
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
The tables below represent assets measured at fair value on a nonrecurring basis at December 31, 2017 and December 31, 2016 and the net losses (gains) recorded in earnings during years ended December 31, 2017 and 2016.

	Basis(1)	Fair Value at December 31, 2017
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Year Ended December 31, 2017
	(In thousands)
Impaired loans:
Real estate construction and land development:
One-to-four family residential	$976	$307	$—	$—	$307	$(558)
Total assets measured at fair value on a nonrecurring basis	$976	$307	$—	$—	$307	$(558)

(1)	Basis represents the unpaid principal balance of impaired loans.

	Basis(1)	Fair Value at December 31, 2016
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Year Ended December 31, 2016
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$205	$200	$—	$—	$200	$5
Owner-occupied commercial real estate	780	603	—	—	603	(145)
Total commercial business	985	803	—	—	803	(140)
Real estate construction and land development:
One-to-four family residential	828	822	—	—	822	(23)
Total real estate construction and land development	828	822	—	—	822	(23)
Consumer	16	9	—	—	9	6
Total assets measured at fair value on a nonrecurring basis	$1,829	$1,634	$—	$—	$1,634	$(157)

(1)	Basis represents the unpaid principal balance of impaired loans.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2017 and December 31, 2016.

	December 31, 2017
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$307	Market approach	Adjustment for differences between the comparable sales	(91.5%) - (14.4%); (44.0.%)

	December 31, 2016
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$1,634	Market approach	Adjustment for differences between the comparable sales	(23.8%) - 63.9%; 20.4%

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

	December 31, 2017
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$103,015	$103,015	$103,015	$—	$—
Investment securities available for sale	810,530	810,530	146	810,384	—
Federal Home Loan Bank stock	8,347	N/A	N/A	N/A	N/A
Loans held for sale	2,288	2,364	—	2,364	—
Total loans receivable, net	2,816,985	2,810,401	—	—	2,810,401
Accrued interest receivable	12,244	12,244	23	3,772	8,449
Derivative assets - interest rate swaps	3,418	3,418	—	3,418	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$2,994,662	$2,994,662	$2,994,662	$—	$—
Certificate of deposit accounts	398,398	397,039	—	397,039	—
Federal Home Loan Bank advances	92,500	92,500	—	92,500	—
Securities sold under agreement to repurchase	31,821	31,821	31,821	—	—
Junior subordinated debentures	20,009	18,500	—	—	18,500
Accrued interest payable	162	162	45	79	38
Derivative liabilities - interest rate swaps	3,418	3,418	—	3,418	—

	December 31, 2016
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$103,745	$103,745	$103,745	$—	$—
Investment securities available for sale	794,645	794,645	123	794,522	—
Federal Home Loan Bank stock	7,564	N/A	N/A	N/A	N/A
Loans held for sale	11,662	11,988	—	11,988	—
Loans receivable, net of allowance for loan losses	2,609,666	2,675,811	—	—	2,675,811
Accrued interest receivable	10,925	10,925	3	3,472	7,450
Derivative assets - interest rate swaps	2,804	2,804	—	2,804	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$2,872,247	$2,872,247	$2,872,247	$—	$—
Certificate of deposit accounts	357,401	357,536	—	357,536	—
Federal Home Loan Bank advances	79,600	79,600	—	79,600	—
Securities sold under agreement to repurchase	22,104	22,104	22,104	—	—
Junior subordinated debentures	19,717	15,000	—	—	15,000
Accrued interest payable	215	215	44	142	29
Derivative liabilities - interest rate swaps	2,804	2,804	—	2,804	—
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

(19)	Stock-Based Compensation
Stock options generally vest ratably over three years and expire five years after they become exercisable or vest ratably over four years and expire ten years from date of grant. Restricted stock awards granted generally have a four-year cliff vesting or four-year ratable vesting schedule. Restricted stock units granted generally vest ratably over three years. Performance restricted stock units granted generally have a three-year cliff vesting schedule. Additionally, performance restricted stock unit grants may be subject to performance-based vesting as well as other approved vesting conditions. The Company issues new shares of common stock to satisfy share option exercises and restricted stock awards.
On July 24, 2014, the Company's shareholders approved the Heritage Financial Corporation 2014 Omnibus Equity Plan that provides for the issuance of 1,500,000 shares of the Company's common stock in the form of stock options, stock appreciation rights, stock awards (which includes restricted stock units, restricted stock, performance units, performance shares or bonus shares) and cash incentive awards. Under the Company's stock-based compensation plan, 1,072,809 shares remain available for future issuance as of December 31, 2017.
(a) Stock Option Awards
For the years ended December 31, 2017, 2016 and 2015, the Company did not recognize any compensation expense or related tax benefit related to stock options as all of the compensation expense related to the outstanding stock options had been previously recognized. The intrinsic value from options exercised during the years ended December 31, 2017, 2016 and 2015 was $161,000, $177,000 and $299,000, respectively. The cash proceeds from options exercised during the years ended December 31, 2017, 2016 and 2015 were $164,000, $540,000 and $751,000, respectively.

The following table summarizes the stock option activity for the years ended December 31, 2017, 2016 and 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2014	156,407	$13.59
Exercised	(61,529)	12.15
Forfeited or expired	(15,470)	16.27
Outstanding at December 31, 2015	79,408	14.19
Exercised	(37,713)	14.31
Forfeited or expired	(4,200)	16.80
Outstanding at December 31, 2016	37,495	13.77
Exercised	(12,662)	12.97
Forfeited or expired	(1,602)	13.76
Outstanding, vested and expected to vest and exercisable at December 31, 2017	23,231	$14.21	2.14	$385
(b) Restricted Stock Awards
For the years ended December 31, 2017, 2016 and 2015 the Company recognized compensation expense related to restricted stock awards of $1.4 million, $1.8 million and $1.6 million, respectively, and a related tax benefit of $488,000, $644,000 and $546,000, respectively. As of December 31, 2017, the total unrecognized compensation expense related to non-vested restricted stock awards was $1.5 million and the related weighted average period over which the compensation expense is expected to be recognized is approximately 1.6 years. The vesting date fair value of the restricted stock awards that vested during the years ended December 31, 2017, 2016 and 2015 was $2.9 million, $2.0 million and $1.6 million, respectively.
The following table summarizes the restricted stock award activity for the years ended December 31, 2017, 2016 and 2015:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2014	238,669	$15.20
Granted	121,320	16.72
Vested	(92,486)	15.12
Forfeited	(2,982)	15.73
Nonvested at December 31, 2015	264,521	15.92
Granted	121,039	17.60
Vested	(112,516)	15.62
Forfeited	(11,748)	16.62
Nonvested at December 31, 2016	261,296	16.80
Granted	—	—
Vested	(113,479)	16.55
Forfeited	(10,418)	16.80
Nonvested at December 31, 2017	137,399	$17.00
(c) Restricted Stock Units
During 2017, performance-based stock-settled restricted stock unit awards ("PRSU") and stock-settled restricted stock unit awards ("RSU") were granted with a performance period of three years. The number of shares of actually delivered pursuant to the PRSUs depends on the performance of the Company's Total Shareholder Return and Return on Average Assets over the performance period in relation to the performance of the common stock of a predetermined peer group. The conditions of the grants allow for an actual payout ranging between no payout and 150% of target. The payout level is calculated based on actual performance achieved during the performance period compared to a defined peer group. The fair value of such PRSUs was determined using a Monte Carlo simulation and will be recognized over the next three years. The Monte-Carlo simulation model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair value determination the possibility that the market condition may not be satisfied. Compensation costs related to these awards are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.
Expected volatilities in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The Company used the following assumptions to estimate the fair value of PRSUs granted during February 2017:

2017
Shares issued	6,089
Expected Term in Years	2.85
Weighted-Average Risk Free Interest Rate	1.40%
Expected Dividend Yield	—%
Weighted-Average Fair Value	24.39
Correlation coefficient	ABA NASDAQ Community Bank Index
Range of peer company volatilities	17.8% - 63.1%
Range of peer company correlation coefficients	8.24% - 89.79%
Heritage volatility	21.8%
Heritage correlation coefficient	75.93%
For the year ended December 31, 2017, the Company recognized compensation expense related to RSUs of $712,000, and a related tax benefit of $249,000. As of December 31, 2017, the total unrecognized compensation expense related to non-vested restricted stock units was $1.6 million and the related weighted average period over which the compensation expense is expected to be recognized is approximately 2.02 years.
The following table summarizes the RSU activity for the year ended December 31, 2017:

	Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2016	—	$—
Granted	92,356	25.31
Vested	—	—
Forfeited	(1,812)	25.35
Nonvested at December 31, 2017	90,544	$25.31

(20)	Income Taxes
Income tax expense is substantially due to Federal income taxes as the provision for the state of Oregon income taxes is insignificant. Income tax expense for the years ended December 31, 2017, 2016 and 2015 consisted of the following:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current tax expense	$12,171	$6,885	$9,760
Deferred tax expense	6,185	6,918	4,058
Income tax expense	$18,356	$13,803	$13,818

A reconciliation of the Company's effective income tax rate with the Federal statutory income tax rate of 35% is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income tax expense at Federal statutory rate	$21,051	$18,452	$17,957
Tax-exempt instruments	(3,212)	(3,198)	(2,482)
Non-deductible acquisition costs	210	—	—
Federal tax credits and other benefits (1)	(1,510)	(931)	(880)
Effects of BOLI	(531)	(511)	(474)
Revaluation of net deferred tax assets	2,568	—	—
Tax resolutions (2)	—	—	(300)
Other, net	(220)	(9)	(3)
Income tax expense	$18,356	$13,803	$13,818
(1) Federal tax credits are provided for under the NMTC program and LIHTC programs as described in Note (14) Commitments and Contingencies. Tax benefits related to these credits were recognized for financial reporting purposes in the same period that the credits were recognized in the Company's income tax returns. Other benefits include the proportional amortization of the LIHTC of $2.2 million, $523,000 and $209,000, for the years ended December 31, 2017, 2016 and 2015, respectively.
(2) Washington Banking Company had recorded tax-related liabilities prior to the merger effective date, which the Company assumed as part of the Washington Banking Merger. These tax-related liabilities were resolved during the year ended December 31, 2015, resulting in a decrease of the Company's income tax expense for the year ended December 31, 2015.
On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The corporate tax rate reduction was effective January 1, 2018. The Tax Act required a revaluation the Company’s deferred tax assets and liabilities to account for the future impact of lower corporate tax rates and other provisions of the legislation. As a result of the Company's revaluation, the net deferred tax asset was reduced through an increase to the provision for income tax.

The following table presents major components of the deferred income tax asset (liability) resulting from differences between financial reporting and tax basis:

	December 31, 2017	December 31, 2016
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$3,330	$4,739
Accrued compensation	1,779	2,685
Stock compensation	660	910
Net unrealized losses charged to other comprehensive income on securities	347	1,388
Market discount on purchased loans	3,908	10,506
Foregone interest on nonaccrual loans	471	1,536
Net operating loss carryforward acquired from NCB	270	483
Other deferred tax assets	763	1,483
Total deferred tax assets	11,528	23,730
Deferred tax liabilities:
Deferred loan fees, net	(2,518)	(3,736)
Premises and equipment	(1,091)	(1,660)
FHLB stock	(557)	(926)
Goodwill and other intangible assets	(304)	(740)
Federal tax credits	(1,107)	(1,314)
Junior subordinated debentures	(1,215)	(2,122)
Other deferred tax liabilities	(847)	(1,223)
Total deferred tax liabilities	(7,639)	(11,721)
Deferred tax asset, net	$3,889	$12,009
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is required to be recognized for the portion of the deferred tax asset that will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2017, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management expects to realize the benefits of these deductible differences.
The Company had a net operating loss carryforward of $1.3 million and $1.4 million at December 31, 2017 and 2016, respectively, that will expire in 2033. The Company is limited to the amount of the net operating loss carryforward that it can deduct each year. A tax planning strategy has been developed that management believes will enable the Company to deduct all of the net operating loss carryforwards prior to the expiration date. Based on these estimates, management has not recorded a valuation allowance as of December 31, 2017 and 2016.
As of December 31, 2017 and 2016, the Company had an insignificant amount of unrecognized tax benefits, none of which would materially affect its effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The amount of interest and penalties accrued as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015 were immaterial.
The Company has qualified under provisions of the Internal Revenue Code to compute income taxes after deductions of additions to the bad debt reserves when it was registered as a Savings Bank. At December 31, 2017, the Company had a taxable temporary difference of approximately $2.8 million that arose before 1988 (base-year amount). In accordance with FASB ASC 740, a deferred tax liability of an estimated $980,000 has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

The Company and its subsidiary file a United States consolidated federal income tax return and an Oregon State income tax return, and the tax years subject to examination by the Internal Revenue Service are the years ended December 31, 2017, 2016, 2015 and 2014.

(21)	Regulatory Capital Requirements
The Company is a bank holding company under the supervision of the Federal Reserve Bank of San Francisco. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and operations. Management believes as of December 31, 2017, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2017 and December 31, 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of December 31, 2017:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$154,522	4.5%	N/A	N/A	$386,689	11.3%
Tier 1 leverage capital to average assets	159,494	4.0	N/A	N/A	406,687	10.2
Tier 1 capital to risk-weighted assets	206,029	6.0	N/A	N/A	406,687	11.8
Total capital to risk-weighted assets	274,706	8.0	N/A	N/A	439,044	12.8
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	154,400	4.5	223,023	6.5	391,092	11.4
Tier 1 leverage capital to average assets	159,300	4.0	199,125	5.0	391,092	9.8
Tier 1 capital to risk-weighted assets	205,867	6.0	274,490	8.0	391,092	11.4
Total capital to risk-weighted assets	274,490	8.0	343,112	10.0	423,348	12.3
As of December 31, 2016:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	142,688	4.5	N/A	N/A	362,350	11.4
Tier 1 leverage capital to average assets	148,144	4.0	N/A	N/A	381,989	10.3
Tier 1 capital to risk-weighted assets	190,250	6.0	N/A	N/A	381,989	12.0
Total capital to risk-weighted assets	253,667	8.0	N/A	N/A	413,320	13.0
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	142,573	4.5	205,938	6.5	369,915	11.7
Tier 1 leverage capital to average assets	148,024	4.0	185,030	5.0	369,915	10.0
Tier 1 capital to risk-weighted assets	190,097	6.0	253,462	8.0	369,915	11.7
Total capital to risk-weighted assets	253,462	8.0	316,828	10.0	401,168	12.7
Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Company became subject to new capital adequacy requirements approved by the Federal Reserve and the FDIC that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act.
Under the new capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%. In addition, both the Company and the Bank are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. Both the Company and the Bank are required to establish a “conservation buffer”, consisting of common equity Tier 1 capital of more than 2.5% above the minimum risk-based capital ratios. The capital conservation buffer is designed to ensure that banks build up capital buffers outside periods of stress which can be drawn down as losses are incurred. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The conservation buffer is being phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the rules will also have phase-in periods. The capital conservation buffer requirement began to be phased-in on January 1, 2016 when more than 0.625% of risk-weighted assets was required, and increases by 0.625% on each subsequent January 1, until it is fully phased-in on January 1, 2019. At December 31, 2017, the capital conservation buffer was 4.71% and 4.26% for the Company and the Bank, respectively.

(22)	Heritage Financial Corporation (Parent Company Only)
Following is the condensed financial statements of the Parent Company.

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Financial Condition

	December 31, 2017	December 31, 2016
	(In thousands)
ASSETS
Cash and interest earning deposits	$11,904	$10,568
Investment in subsidiary bank	512,655	489,388
Other assets	4,696	2,601
Total assets	$529,255	$502,557
LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$20,009	$19,717
Other liabilities	941	1,077
Total stockholders’ equity	508,305	481,763
Total liabilities and stockholders’ equity	$529,255	$502,557

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Income

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
INTEREST INCOME:
Interest and dividends on interest earning deposits and other assets	$44	$34	$28
Total interest income	44	34	28
INTEREST EXPENSE:
Junior subordinated debentures	1,014	880	827
Total interest expense	1,014	880	827
Net interest expense	(970)	(846)	(799)
NONINTEREST INCOME:
Dividends from subsidiary bank	23,000	30,000	22,000
Equity in undistributed income of subsidiary bank	21,755	11,848	18,131
Total noninterest income	44,755	41,848	40,131
NONONTEREST EXPENSE:
Professional services	768	385	263
Other expense	3,726	3,437	3,120
Total noninterest expense	4,494	3,822	3,383
Income before income taxes	39,291	37,180	35,949
Income tax benefit	(2,500)	(1,738)	(1,540)
Net income	$41,791	$38,918	$37,489

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$41,791	$38,918	$37,489
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary bank	(21,755)	(11,848)	(18,131)
Net excess tax benefit from exercise of stock options and vesting of restricted stock	—	(123)	(140)
Stock-based compensation expense	2,103	1,840	1,555
Net change in other assets and liabilities	(1,925)	(1,141)	(125)
Net cash provided by operating activities	20,214	27,646	20,648
Cash flows from financing activities:
Common stock cash dividends paid	(18,305)	(21,569)	(15,916)
Proceeds from exercise of stock options	164	540	751
Net excess tax benefit from exercise of stock options and vesting of restricted stock	—	123	140
Repurchase of common stock	(737)	(2,894)	(7,736)
Net cash used in financing activities	(18,878)	(23,800)	(22,761)
Net increase (decrease) in cash and cash equivalents	1,336	3,846	(2,113)
Cash and cash equivalents at beginning of year	10,568	6,722	8,835
Cash and cash equivalents at end of year	$11,904	$10,568	$6,722

(23)	Selected Quarterly Financial Data (Unaudited)
Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$34,863	$36,087	$37,324	$39,606
Interest expense	1,717	1,907	2,333	2,389
Net interest income	33,146	34,180	34,991	37,217
Provision for loan losses	867	1,131	884	1,338
Net interest income after provision for loan losses	32,279	33,049	34,107	35,879
Noninterest income	7,349	10,663	8,394	9,002
Noninterest expense	27,223	27,809	27,955	27,588
Income before provision for income taxes	12,405	15,903	14,546	17,293
Income tax expense	3,089	4,075	3,922	7,270
Net income	$9,316	$11,828	$10,624	$10,023
Basic earnings per common share	$0.31	$0.40	$0.35	$0.33
Diluted earnings per common share	0.31	0.40	0.35	0.33
Cash dividends declared on common stock	0.12	0.13	0.13	0.23

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$34,235	$34,592	$35,114	$34,571
Interest expense	1,475	1,507	1,508	1,516
Net interest income	32,760	33,085	33,606	33,055
Provision for loan losses	1,139	1,120	1,495	1,177
Net interest income after provision for loan losses	31,621	31,965	32,111	31,878
Noninterest income	6,990	6,576	9,867	8,186
Noninterest expense	26,369	26,477	26,818	26,809
Income before provision for income taxes	12,242	12,064	15,160	13,255
Income tax expense	3,151	3,169	4,121	3,362
Net income	$9,091	$8,895	$11,039	$9,893
Basic earnings per common share	$0.30	$0.30	$0.37	$0.33
Diluted earnings per common share	0.30	0.30	0.37	0.33
Cash dividends declared on common stock	0.11	0.12	0.12	0.37

(24)	Subsequent Events
(a) Puget Sound Merger
On January 16, 2018, the Company completed the Puget Sound Merger. Pursuant to the terms of the merger agreement, Puget Sound shareholders received 1.1688 shares of Heritage common stock per share of Puget Sound stock at the per share, closing date price on January 12, 2018 of $31.80. Heritage issued an aggregate of 4,112,347 shares of its common stock in the transaction for total consideration paid of $130.8 million. As of the acquisition date, Puget Sound merged into Heritage and Puget Sound Bank merged into Heritage Bank.

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
The operating results of the Company for the year ended December 31, 2017 do not include the operating results produced by the acquired assets and assumed liabilities from Puget Sound as the Puget Sound Merger did not close until January 16, 2018. It is not practical to present financial information related to the assets acquired and liabilities assumed from Puget Sound at this time because the initial fair value information is not available.
(b) DOR Preliminary Findings
In June 2016, the Company received preliminary findings from the Washington State Department of Revenue ("DOR") regarding its business and occupation ("B&O") tax audit on the B&O tax returns of Whidbey Island Bank for the years 2010-2014. A substantial portion of the preliminary findings related to the receipt of FDIC shared-loss payments from the FDIC to Washington Banking Company in connection with its acquisitions of City Bank in April 2010 and North County Bank in September 2010. The total amount of the preliminary finding, along with calculated back interest, was approximately $1.6 million. In January 2018, the Company received notification from the DOR that the B&O tax audit was considered resolved with no payment due. This matter is now considered closed.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on these criteria.
Crowe Horwath LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, and their report is included in “Item 8. Financial Statements and Supplementary Data.”
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

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors of the registrant is incorporated by reference to the section entitled “Proposal 1 - Election of Directors” of our definitive proxy statement for the annual meeting of shareholders to be held on May 2, 2018 (“Proxy Statement”).
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
The Audit and Finance Committee of our Board of Directors retains our independent auditors, reviews and approves the scope and results of the audits with the auditors and management, monitors the adequacy of our system of internal controls and reviews the annual report, auditors’ fees and non-audit services to be provided by the independent auditors. The members of our Audit Committee are Deborah J. Gavin, chair of the committee, Brian S. Charneski, John A. Clees and Gragg E. Miller, all of whom are considered “independent” as defined by the SEC. Our Board of Directors has determined that Mrs. Gavin meets the definition of an audit committee financial expert, as determined by the requirements of the SEC.

ITEM 11.     EXECUTIVE COMPENSATION
Information concerning executive and director compensation and certain matters regarding participation in the Company’s Compensation Committee required by this item is incorporated by reference to the headings “Executive Compensation,” “Director Compensation,” “Report of the Compensation Committee,” and "CEO Pay Ratio" of the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes the consolidated activity within the Company’s stock-based compensation plans as of December 31, 2017, all of which were approved by shareholders.

Plan Category	Number of securities to be issued upon vesting of restricted stock awards	Number of securities to be issued upon vesting of restricted stock units	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans, all of which are approved by security holders	137,399	90,544	23,231	$14.21	1,072,809

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
Our common stock is listed on the NASDAQ Global Select Market. In accordance with NASDAQ requirements, at least a majority of our directors must be independent directors. The Board of Directors has determined that 9 of our 10 directors are independent. Only Brian L. Vance, who serves as President and Chief Executive Officer of Heritage Financial Corporation and Chief Executive Officer of Heritage Bank, is not independent.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accounting fees and services is incorporated by reference to the section entitled “Proposal 3 - Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
(1) Financial Statements: The Consolidated Financial Statements are included in Part II. Item 8. Financial Statements and Supplemental Schedules
(2) Financial Statements Schedules: All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or Notes.
(3) Exhibits: Included in schedule below.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
2.1	Purchase and Assumption Agreement for Cowlitz Acquisition	8-K	2.1	8/5/10

2.2	Purchase and Assumption Agreement for Pierce Acquisition	8-K	2.1	11/12/10

2.3	Definitive Agreement for Valley Acquisition	8-K	2.1	3/12/13

2.4	Agreement and Plan of Merger with Washington Banking Company	8-K	2.1	10/25/13

2.5	Agreement and Plan of Merger with Puget Sound Bancorp, Inc	8-K	2.1	7/27/17

3.1	Amended and Restated Articles of Incorporation	8-K	3.1(B)	5/18/10

3.2	Amended and Restated Bylaws of the Company	8-K	3.2	10/3/16

10.1	2002 Director Nonqualified Stock Option Plan	S-8	99.1	5/24/02

10.2	2002 Incentive Stock Option Plan	S-8	99.1	5/24/02

10.3	2006 Restricted Stock Option Plan	S-8	99.1	5/25/06

10.4	2006 Director Nonqualified Stock Option Plan	S-8	99.1	5/25/06

10.5	2006 Incentive Stock Option Plan	S-8	99.1	5/25/06

10.6	Annual Incentive Compensation Plan	10-K	10.5	3/9/17

10.7	2010 Omnibus Equity Plan	S-8	-	5/27/10

10.8	Amended 2014 Omnibus Equity Plan	8-K	99.2	2/1/17

10.9	2014 Omnibus Equity Plan	DEF 14A	-	6/11/14

10.10	Form of Nonqualified Stock Option Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.6	2/1/17

10.11	Form of Nonqualified Stock Option Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	10-Q	10.8	8/8/14

10.12	Form of Restricted Stock Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.7	2/1/17

10.13	Form of Restricted Stock Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	10-Q	10.9	8/8/14

10.14	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.4	2/1/17

10.15	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	10-Q	10.10	8/8/14

10.16	Form of Performance-Based Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.3	2/1/17

10.17	Form of Cash Incentive Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.8	2/1/17

10.18	Form of Incentive Stock Option Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.5	2/1/17

10.19	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Brian L. Vance	8-K	10.1	12/22/16

10.20	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Jeffrey J. Deuel	8-K	10.2	12/22/16

10.21	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Donald J. Hinson	8-K	10.3	12/22/16

10.22	Deferred Compensation Plan and Participation Agreement by and between Heritage and Brian L. Vance	8-K	10.5	9/7/12

10.23	Deferred Compensation Plan and Participation Agreement by and between Heritage and Jeffrey J. Deuel	8-K	10.6	9/7/12

10.24	Deferred Compensation Plan and Participation Agreement by and between Heritage and Donald J. Hinson	8-K	10.7	9/7/12

10.25	Employment Agreements by and between Heritage and Brian L. Vance	8-K	10.1	9/7/12

10.26	Employment Agreements by and between Heritage and Jeffrey J. Deuel	8-K	10.2	9/7/12

10.27	Employment Agreements by and between Heritage and Donald J. Hinson	8-K	10.3	9/7/12

10.28	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and David A. Spurling	8-K	10.5	12/22/16

10.29	Employment Agreement by and between Heritage and David A. Spurling	8-K	10.1	1/6/14

10.30	Deferred Compensation Plan and Participation Agreement by and between Heritage and David A. Spurling	8-K	10.2	1/6/14

10.31	Employment Agreement by and between Heritage and Bryan McDonald	S-4		1/24/14

10.32	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Bryan D. McDonald	8-K	10.4	12/22/16

10.33	Deferred Compensation Plan and Participation Agreement by and between Heritage and Bryan D. McDonald	10-K	10.16	3/11/15

10.34	Form of Split Dollar Agreements, dated August 3, 2015, by and between Heritage and Brian L. Vance, Jeffrey J. Deuel, Donald J. Hinson, Bryan D. McDonald and David A. Spurling	10-Q	10.17	8/6/15

10.35	Deferred Compensation Plan and Participation Agreement by and between Heritage and David A. Spurling	8-K	10.1	12/22/15

11	Statement regarding computation of earnings per share (2)

14.0	Code of Ethics and Conduct Policy (3)

21.0	Subsidiaries of the Company (1)

23.0	Consent of Independent Registered Public Accounting Firm (1)

24.0	Power of Attorney (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1) Filed herewith.
(2) Reference is made to Note (16) Stockholders' Equity in the Notes to Consolidated Financial Statements under Part II. Item 8. herein.
(3) Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Overview: Governance Documents.

ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2018.

HERITAGE FINANCIAL CORPORATION
(Registrant)

/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2018.

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

Brian S. Charneski
John A. Clees
Kimberly T. Ellwanger
Deborah J. Gavin
Jeffrey S. Lyon
Gragg E. Miller
Anthony B. Pickering
Ann Watson
Stephen A. Dennis
By
/S/ BRIAN L. VANCE
Brian L. Vance
Attorney-in-Fact
February 28, 2018