Form 10-Q
period 2018-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2018-05-10
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018 or

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
As of April 26, 2018 there were 34,018,280 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
March 31, 2018

FORWARD LOOKING STATEMENTS:
This Quarterly Report on Form 10-Q ("Form 10-Q") may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including: our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel from our recent merger with Puget Sound Bancorp, Inc., or our pending merger with Premier Commercial Bancorp, ("Premier Merger"), into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected; the proposed Premier Merger may not close when expected or at all because required regulatory, shareholder or other approvals and conditions to closing are not received or satisfied on a timely basis or at all or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be effected by deterioration in the housing and commercial real estate markets, which may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses no longer being adequate to cover actual losses, and require us to increase our allowance for loan losses; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the bank regulators, including the possibility that any such regulatory authority may, among other things, initiate an enforcement action against the Company or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements on us, any of which could affect our ability to continue our growth through mergers, acquisitions or similar transactions and adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and implementing regulations, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules as a result of Basel III; our ability to control operating costs and expenses; increases in premiums for deposit insurance; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our Condensed Consolidated Statements of Financial Condition; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our growth strategies; increased competitive pressures among financial service companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 2017.
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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(In thousands, except shares)

	March 31, 2018	December 31, 2017
ASSETS
Cash on hand and in banks	$86,608	$78,293
Interest earning deposits	43,701	24,722
Cash and cash equivalents	130,309	103,015
Investment securities available for sale, at fair value	821,567	810,530
Loans held for sale	2,669	2,288
Loans receivable, net	3,281,915	2,849,071
Allowance for loan losses	(33,261)	(32,086)
Total loans receivable, net	3,248,654	2,816,985
Other real estate owned	—	—
Premises and equipment, net	62,147	60,325
Federal Home Loan Bank stock, at cost	6,824	8,347
Bank owned life insurance	81,700	75,091
Accrued interest receivable	13,602	12,244
Prepaid expenses and other assets	104,666	99,328
Other intangible assets, net	16,563	6,088
Goodwill	187,549	119,029
Total assets	$4,676,250	$4,113,270
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$3,904,741	$3,393,060
Federal Home Loan Bank advances	30,700	92,500
Junior subordinated debentures	20,083	20,009
Securities sold under agreement to repurchase	26,100	31,821
Accrued expenses and other liabilities	59,918	67,575
Total liabilities	4,041,542	3,604,965
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, no par value, 50,000,000 shares authorized; 34,018,280 and 29,927,746 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	490,566	360,590
Retained earnings	153,101	149,013
Accumulated other comprehensive loss, net	(8,959)	(1,298)
Total stockholders’ equity	634,708	508,305
Total liabilities and stockholders’ equity	$4,676,250	$4,113,270
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
INTEREST INCOME
Interest and fees on loans	$38,159	$30,485
Taxable interest on investment securities	3,529	3,049
Nontaxable interest on investment securities	1,341	1,268
Interest and dividends on other interest earning assets	299	61
Total interest income	43,328	34,863
INTEREST EXPENSE
Deposits	1,960	1,266
Junior subordinated debentures	283	238
Other borrowings	167	213
Total interest expense	2,410	1,717
Net interest income	40,918	33,146
Provision for loan losses	1,152	867
Net interest income after provision for loan losses	39,766	32,279
NONINTEREST INCOME
Service charges and other fees	4,543	4,213
Gain on sale of investment securities, net	35	—
Gain on sale of loans, net	874	1,195
Interest rate swap fees	51	133
Other income	1,964	1,808
Total noninterest income	7,467	7,349
NONINTEREST EXPENSE
Compensation and employee benefits	21,367	16,024
Occupancy and equipment	4,627	3,810
Data processing	2,605	1,915
Marketing	808	807
Professional services	2,837	1,009
State and local taxes	688	549
Federal deposit insurance premium	355	300
Other real estate owned, net	—	31
Amortization of intangible assets	795	324
Other expense	2,665	2,454
Total noninterest expense	36,747	27,223
Income before income taxes	10,486	12,405
Income tax expense	1,399	3,089
Net income	$9,087	$9,316
Basic earnings per common share	$0.27	$0.31
Diluted earnings per common share	$0.27	$0.31
Dividends declared per common share	$0.15	$0.12
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$9,087	$9,316
Change in fair value of investment securities available for sale, net of tax of $(2,008) and $794, respectively	(7,516)	1,473
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $(8) and $0, respectively	(27)	—
Other comprehensive income (loss)	(7,543)	1,473
Comprehensive income	$1,544	$10,789
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except per share amounts)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock- holders’ equity
Balance at December 31, 2016	29,955	$359,060	$125,309	$(2,606)	$481,763
Restricted stock awards forfeited	(5)	—	—	—	—
Exercise of stock options	8	109	—	—	109
Stock-based compensation expense	—	510	—	—	510
Common stock repurchased	(16)	(381)	—	—	(381)
Net income	—	—	9,316	—	9,316
Other comprehensive income, net of tax	—	—	—	1,473	1,473
Cash dividends declared on common stock ($0.12 per share)	—	—	(3,594)	—	(3,594)
Balance at March 31, 2017	29,942	$359,298	$131,031	$(1,133)	$489,196

Balance at December 31, 2017	29,928	$360,590	$149,013	$(1,298)	$508,305
Restricted stock units vested	22	—	—	—	—
Exercise of stock options	1	21	—	—	21
Stock-based compensation expense	—	623	—	—	623
Common stock repurchased	(45)	(1,438)	—	—	(1,438)
Net income	—	—	9,087	—	9,087
Other comprehensive loss, net of tax	—	—	—	(7,543)	(7,543)
Common stock issued in business combination	4,112	130,770	—	—	130,770
Cash dividends declared on common stock ($0.15 per share)	—	—	(5,117)	—	(5,117)
ASU 2016-01 implementation	—	—	118	(118)	—
Balance at March 31, 2018	34,018	$490,566	$153,101	$(8,959)	$634,708
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$9,087	$9,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,631	2,808
Changes in net deferred loan costs, net of amortization	9	(338)
Provision for loan losses	1,152	867
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	(4,191)	802
Stock-based compensation expense	623	510
Amortization of intangible assets	795	324
Origination of loans held for sale	(20,380)	(27,209)
Proceeds from sale of loans	20,651	35,956
Earnings on bank owned life insurance	(335)	(375)
Gain on sale of loans, net	(874)	(1,195)
Gain on sale of investment securities, net	(35)	—
Loss on sale or write-off of furniture, equipment and leasehold improvements	6	3
Net cash provided by operating activities	9,139	21,469
Cash flows from investing activities:
Loans originated, net of principal payments	(46,959)	(33,249)
Maturities, calls and payments of investment securities available for sale	24,443	20,094
Purchase of investment securities available for sale	(69,352)	(7,932)
Purchase of premises and equipment	(2,146)	(847)
Proceeds from sales of other loans	2,813	4,465
Proceeds from sales of investment securities available for sale	103,032	—
Proceeds from redemption of Federal Home Loan Bank stock	10,130	7,682
Purchases of Federal Home Loan Bank stock	(7,984)	(7,435)
Capital contribution to low-income housing tax credit partnership	(7,696)	(7)
Net cash received from acquisitions	80,133	—
Net cash provided by (used in) investing activities	86,414	(17,229)
Cash flows from financing activities:
Net increase in deposits	5,796	13,767
Federal Home Loan Bank advances	191,450	184,600
Repayments of Federal Home Loan Bank advances	(253,250)	(197,450)
Common stock cash dividends paid	(5,117)	(3,594)
Net decrease in securities sold under agreement to repurchase	(5,721)	(664)
Proceeds from exercise of stock options	21	109
Repurchase of common stock	(1,438)	(381)
Net cash used in financing activities	(68,259)	(3,613)

	Three Months Ended March 31,
	2018	2017
Net increase in cash and cash equivalents	27,294	627
Cash and cash equivalents at beginning of period	103,015	103,745
Cash and cash equivalents at end of period	$130,309	$104,372

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,398	$1,775
Cash paid for income taxes	—	—

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$—	$32
Transfers of loans receivable to loans held for sale	—	5,779
Transfers of premises and equipment, net to prepaid expenses and other assets for properties held for sale	—	2,687
Business Combination:
Common stock issued for business combinations	130,770	—
Assets acquired (liabilities assumed) in acquisitions:
Investment securities available for sale	80,353	—
Loans receivable	388,462	—
Premises and equipment	732	—
Federal Home Loan Bank stock	623	—
Accrued interest receivable	1,448	—
Bank owned life insurance	6,264	—
Prepaid expenses and other assets	1,354	—
Other intangible assets	11,270	—
Deposits	(505,885)	—
Accrued expenses and other liabilities	(2,504)	—
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
Heritage Financial Corporation ("Heritage" or the “Company”) is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank (the “Bank”). The Bank is a Washington-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is headquartered in Olympia, Washington and conducts business from its 60 branch offices located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas.
On January 16, 2018, the Company completed the acquisition of Puget Sound Bancorp, Inc. (“Puget Sound”), the holding company for Puget Sound Bank, both of Bellevue, Washington (“Puget Sound Merger”). See Note (2), Business Combination for additional information on the merger.
On March 8, 2018, the Company entered into a definitive agreement (the "Agreement") with Premier Commercial Bancorp, of Hillsboro, Oregon ("Premier Commercial"), pursuant to which Premier Commercial will be merged with and into Heritage, and immediately thereafter Premier Commercial's bank subsidiary, Premier Community Bank, will be merged with and into Heritage Bank (the "Premier Merger"). Premier Commercial Bank has six branch locations. Under the terms of the Agreement, Premier Commercial shareholders will receive 0.4863 shares of Heritage common stock for each share of Premier Commercial common stock. Based on the closing price of Heritage common stock of $31.10 on March 8, 2018, the consideration value per share of Premier Commercial was $15.12, or approximately $88.6 million in aggregate, including the value of the outstanding shares of Premier Commercial restricted stock. The value of the merger consideration will fluctuate until closing based on the value of Heritage's stock price. At December 31, 2017, Premier Commercial had total assets of $400.5 million, total loans of $339.3 million and total deposits of $330.6 million.
The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the Agreement by the shareholders of Premier Commercial, and is expected to be completed in the third quarter of 2018. In the event the Agreement is terminated under certain specified circumstances in connection with a competing transaction, Premier Commercial will be required to pay Heritage a termination fee of $3.45 million in cash. All of the directors and executive officers of Premier Commercial have agreed to vote their shares of Premier Commercial common stock in favor of approval of the Agreement.

(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Form 10-K”). In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. In preparing the unaudited Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ significantly from those estimates.

(c) Significant Accounting Policies
The significant accounting policies used in preparation of the Company's Condensed Consolidated Financial Statements are disclosed in the 2017 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies from those contained in the 2017 Annual Form 10-K, except for the accounting policy relating to revenue from contracts with customers adopted January 1, 2018 as discussed below.
Revenue from Contracts with Customers
Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (“ASC 606”) as amended was adopted by the Company on January 1, 2018. ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope.  The Company's revenues are primarily composed of interest income on financial instruments, such as loans and investment securities, which are excluded from the scope of ASC 606.  Descriptions of our revenue-generating activities that are within the scope ASC 606, which are presented in Service Charges and Other Fees and Other Income on the Company’s Condensed Consolidated Statement of Income, are as follows:

•
Service Charges on Deposit Accounts: The Company earns fees from its deposit customers from a variety of deposit products and services.  Non-transaction based fees such as account maintenance fees and monthly statement fees are considered to be provided to the customer under a day-to-day contract with ongoing renewals. Revenues for these non-transaction fees are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.  Transaction-based fees such as non-sufficient fund charges, stop payment charges and wire fees are recognized at the time the transaction is executed as the contract duration does not extend beyond the service performed.

•
Wealth Management and Trust Services.  The Company earns fees from contracts with customers for fiduciary and brokerage activities. Revenues are generally recognized on a monthly basis and are generally based on a percentage of the customer’s assets under management or based on investment or insurance solutions that are implemented for the customer.

•
Merchant Processing Services and Debit and Credit Card Fees: The Company earns fees from cardholder transactions conducted through third party payment network providers which consist of (i) interchange fees earned from the payment network as a debit card issuer, (ii) referral fee income, and (iii) ongoing merchant fees earned for referring customers to the payment processing provider.  These fees are recognized when the transaction occurs, but may settle on a daily or monthly basis.

(d) Recently Issued Accounting Pronouncements
FASB ASU 2014-09, Revenue from Contracts with Customers, was issued in May 2014. Under this Accounting Standard Update ("ASU" or "Update"), the Financial Accounting Standards Board ("FASB") created a new Topic 606 which is in response to a joint initiative of FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and international financial reporting standards that would:

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
The original effective date for this Update was deferred in FASB ASU 2015-14, and the Update was adopted on January 1, 2018 as described below.
FASB ASU 2015-14, Revenue from Contracts with Customers (Topic 606), was issued in August 2015 and defers the effective date of the above-mentioned FASB ASU 2014-09 for certain entities. Public business entities, certain not-for-profit entities and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted, but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company adopted the revenue recognition guidance on

January 1, 2018 using the modified retrospective approach. A significant amount of the Company’s revenues are derived from interest income on financial assets, which are excluded from the scope of the amended guidance. With respect to noninterest income and related disclosures, the Company has identified and evaluated the revenue streams and underlying revenue contracts within the scope of the guidance. The Company did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance. The adoption of the Update did not have a material impact on the Company's Condensed Consolidated Financial Statements, but the adoption did change certain disclosure requirements included in Significant Accounting Policies above.
FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), was issued in January 2016, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This Update contains several provisions, including but not limited to (1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and (4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Update also changes certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. The Update was effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this Update effective January 1, 2018 using the cumulative catch-up transition method. This change resulted in a cumulative adjustment from accumulated other comprehensive loss, net to retained earnings for the unrealized gain related to the Company's equity security. The Company's processes and procedures utilized to estimate the fair value of loans receivable and certificate of deposit accounts for disclosure requirements were additionally changed due to adoption of this Update. Previously, the Company valued these items using an entry price notion. This ASU emphasized that these instruments be measured using the exit price notion; accordingly, the Company refined its calculation as part of adopting this standard. Prior period information has not been updated to conform with the new guidance. See the Condensed Consolidated Statements of Stockholders' Equity and Note (14) Fair Value Measurements.
FASB ASU 2016-02, Leases (Topic 842) was originally issued in February 2016, to increase transparency and comparability of leases among organizations and to disclose key information about leasing arrangements. The Update sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Update requires lessees to apply a dual approach, classifying leases as either a finance or operating lease. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. All cash payments will be classified within operating activities in the statement of cash flows. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Update is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company anticipates adopting the Update on January 1, 2019. Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities on its Condensed Consolidated Statements of Financial Condition as a result of recognizing right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in its Condensed Consolidated Statements of Financial Condition.  During 2017, management developed its methodology to estimate the right-of use assets and lease liabilities. The Company anticipates electing an exclusion accounting policy for lease assets and lease liabilities for leases with a term of twelve months or less. The Company was committed to $13.9 million of minimum lease payments under noncancelable operating lease agreements at March 31, 2018. The Company does not expect the adoption of this amendment will have a significant impact to its Condensed Consolidated Financial Statements.
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
FASB ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, was issued in August 2016. The Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. For public business entities, the guidance was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and must be applied using a retrospective transitional method to each period presented. The Company adopted this Update on January 1, 2018. The adoption did not have a significant impact on its Condensed Consolidated Financial Statements as cash proceeds received from the settlement of bank-owned life insurance policies and cash payment for premiums on bank-owned life insurance policies were previously classified as cash inflows and outflows, respectively, from investing activities in the Condensed Consolidated Statements of Cash Flows.
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
FASB ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities was issued in March 2017 and changes the accounting for certain purchased callable debt securities held at a premium to shorten the amortization period for the premium to the earliest call date rather than to the maturity date. Accounting for purchased callable debt securities held at a discount does not change. The discount would continue to amortize to the maturity date. The Update is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this Update in January 2018. The adoption did not have a material impact on its Condensed Consolidated Financial Statements as the Company had been accounting for premiums as prescribed under this guidance.
FASB ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting was issued in May 2017 to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this Update, an entity should account for the effects of a modification unless the fair value, vesting conditions and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. The Update was effective for reporting periods beginning after December 15, 2017. The Company adopted the Update on January 1, 2018. The adoption did not have a material impact on its Condensed Consolidated Financial Statements because we did not modify any share-based payment award during the first quarter ended March 31, 2018. We will apply this Update prospectively for any subsequent modifications of share-based payment awards.
FASB ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 ("Tax Cuts and Jobs Act") that changed the Company’s income tax rate from 35% to 21%. The Update changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The Update is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company early adopted ASU 2018-02 effective December 31, 2017 and elected a portfolio policy to reclassify the stranded tax effects of the change in the federal corporate tax rate of the net unrealized gains on our available-for-sale investment securities from accumulated other comprehensive loss, net to retained earnings.
FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 was issued to provide guidance on the income tax accounting implications of the Tax Cuts and Jobs Act, and allows for entities to report provisional amounts for specific income tax effects of the Tax Cuts and Jobs Act for which the accounting under ASC Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under ASC Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this Update with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-K as of December 31, 2017. As of March 31, 2018, the Company did not incur any adjustments to the provisional recognition.

(2)	Business Combination
On July 26, 2017, the Company, along with the Bank, and Puget Sound Bancorp, Inc. and its wholly owned subsidiary bank, Puget Sound Bank, jointly announced the signing of a definitive agreement. The Puget Sound Merger was effective on January 16, 2018. As of the acquisition date, Puget Sound merged into Heritage and Puget Sound Bank merged into Heritage Bank. The primary reason for the merger was to create depth in the Company's geographic footprint consistent with its ongoing growth strategy, focused heavily on metro markets, and to achieve operational scale and realize efficiencies of a larger combined organization.
Pursuant to the terms to the Puget Sound Merger, all outstanding Puget Sound restricted stock awards became immediately vested prior to the merger. Puget Sound shareholders received 1.1688 shares of Heritage common stock per share of Puget Sound stock. Heritage issued an aggregate of 4,112,258 shares of its common stock at the closing date price of $31.80 for total fair value of common shares issued of $130.8 million and paid cash of $3,000 for fractional shares in the transaction for total consideration paid of $130.8 million. Fair value includes 26,741 shares which were forfeited by the Puget Sound stockholders to pay applicable taxes, totaling fair value of $851,000.
The Puget Sound Merger resulted in $68.5 million of goodwill. This goodwill is not deductible for tax purposes.
The Puget Sound Merger constitutes a business acquisition as defined by FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. Heritage was considered the acquirer in this transaction. Accordingly, the preliminary estimates of fair values of the Puget Sound assets, including the identifiable intangible assets, and the assumed liabilities in the Puget Sound Merger were measured and recorded as of January 16, 2018. Fair values on the acquisition date are preliminary and represent management’s best estimates based on available information and facts and circumstances in existence on the acquisition date. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. The Company expects to finalize the purchase price allocation by the second quarter of 2018 when the valuation of tax-related matters is complete.
The preliminary fair value estimates of the assets acquired and liabilities assumed in the Puget Sound Merger were as follows:

Puget Sound Merger
(In thousands)
Assets
Cash and cash equivalents	$25,889
Interest earning deposits	54,247
Investment securities available for sale	80,353
Loans receivable	388,462
Premises and equipment, net	732
Federal Home Loan Bank stock, at cost	623
Bank owned life insurance	6,264
Accrued interest receivable	1,448
Prepaid expenses and other assets	1,354
Other intangible assets	11,270
Total assets acquired	$570,642
Liabilities
Deposits	$505,885
Accrued expenses and other liabilities	2,504
Total liabilities acquired	$508,389

Fair value of net assets acquired	$62,253

A summary of the net assets purchased and the preliminary estimated fair value adjustments and resulting goodwill recognized from the Puget Sound Merger are presented in the following tables. Goodwill represents the excess of the consideration transferred over the estimated fair value of the net assets acquired and liabilities assumed.

Puget Sound Merger
(In thousands)
Cost basis of net assets on merger date	$54,405
Consideration transferred	(130,773)
Fair value adjustments:
Investment securities	(348)
Total loans receivable, net	1,400
Premises and equipment	(121)
Other intangible assets	9,207
Prepaid expenses and other assets	(2,282)
Deposits	(62)
Accrued expenses and other liabilities	54
Goodwill recognized from the Puget Sound Merger	$(68,520)

The operating results of the Company for the three months ended March 31, 2018 include the operating results produced by the net assets acquired in the Puget Sound Merger since the January 16, 2018 merger date. The Company has considered the requirement of FASB ASC 805 related to the contribution of the Puget Sound Merger to the Company’s results of operations. The table below presents only the significant results for the acquired business since the January 16, 2018 merger date:

Three Months Ended(1)
(In thousands)
Interest income: Interest and fees on loans(2)	$4,518
Interest income: Interest and fees on investments (3)	59
Interest income: Other interest earning assets	88
Interest expense	(144)
Provision for loan losses for loans	(200)
Noninterest income	148
Noninterest expense (4)	(5,580)
Net effect, pre-tax	$(1,111)
(1) The Puget Sound Merger was completed on January 16, 2018.
(2) Includes the accretion of the discount on the purchased loans of $479,000.
(3) All securities were sold with trade date of January 16, 2018 and settlement dates on or before February 14, 2018.
(4) Excludes certain compensation and employee benefits for management as it is impracticable to determine due to the integration of the operations for this merger. Also includes certain merger-related costs incurred by the Company.
The Company also considered the pro forma requirements of FASB ASC 805 and deemed it not necessary to provide pro forma financial statements as required under the standard as the Puget Sound Merger is not material to the Company. The Company believes that the historical Puget Sound operating results are not considered of enough significance to be meaningful to the Company’s results of operations.
During the three months ended March 31, 2018, the Company incurred acquisition-related costs (including costs associated with the Premier Merger) of approximately $4.7 million.

(3)	Investment Securities

As a result of the adoption of ASU 2016-01 on January 1, 2018, equity investments (except for investments accounted for under the equity method of accounting) are now measured at fair value, with changes in fair value recognized in earnings. These investments were previously measured at fair value, with changes in fair value recognized in AOCI. Accordingly, these securities are no longer classified as available-for-sale and their presentation is not comparable to the presentation as of December 31, 2017. See Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recent Issued Accounting Policies, as well as Equity Securities section discussed below.

Available for sale investment securities
(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2018
U.S. Treasury and U.S. Government-sponsored agencies	$23,448	$43	$(102)	$23,389
Municipal securities	203,771	1,747	(1,226)	204,292
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	307,655	365	(6,743)	301,277
Commercial	250,489	222	(6,351)	244,360
Collateralized loan obligations	3,266	5	—	3,271
Corporate obligations	16,589	131	(91)	16,629
Other asset-backed securities	27,670	679	—	28,349
Total	$832,888	$3,192	$(14,513)	$821,567

December 31, 2017
U.S. Treasury and U.S. Government-sponsored agencies	$13,460	$6	$(24)	$13,442
Municipal securities	247,358	3,720	(1,063)	250,015
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	282,724	422	(2,935)	280,211
Commercial	219,696	444	(3,061)	217,079
Collateralized loan obligations	4,561	19	—	4,580
Corporate obligations	16,594	220	(44)	16,770
Other securities (2)	27,781	652	—	28,433
Total	$812,174	$5,483	$(7,127)	$810,530

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.

(2)	Primarily asset-backed securities.
There were no securities classified as trading or held to maturity at March 31, 2018 or December 31, 2017.
The amortized cost and fair value of investment securities available for sale at March 31, 2018, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$8,166	$8,205
Due after one year through five years	129,062	128,330
Due after five years through ten years	240,584	235,726
Due after ten years	455,076	449,306
Total	$832,888	$821,567
(b) Unrealized Losses and Other-Than-Temporary Impairments
The following table shows the gross unrealized losses and fair value of the Company's investment securities available for sale that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of March 31, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2018
U.S. Treasury and U.S. Government-sponsored agencies	$7,353	$(102)	$—	$—	$7,353	$(102)
Municipal securities	63,636	(607)	16,842	(619)	80,478	(1,226)
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	181,058	(3,509)	70,098	(3,234)	251,156	(6,743)
Commercial	127,395	(2,698)	87,284	(3,653)	214,679	(6,351)
Corporate obligations	9,483	(91)	—	—	9,483	(91)
Total	$388,925	$(7,007)	$174,224	$(7,506)	$563,149	$(14,513)

December 31, 2017
U.S. Treasury and U.S. Government-sponsored agencies	$11,436	$(24)	$—	$—	$11,436	$(24)
Municipal securities	$39,298	$(384)	$26,509	$(679)	$65,807	$(1,063)
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	175,847	(1,296)	66,380	(1,639)	242,227	(2,935)
Commercial	75,121	(700)	90,822	(2,361)	165,943	(3,061)
Corporate obligations	3,472	(44)	—	—	3,472	(44)
Total	$305,174	$(2,448)	$183,711	$(4,679)	$488,885	$(7,127)
(1) Issued and guaranteed by U.S. Government-sponsored agencies.
The Company has evaluated these investment securities available for sale as of March 31, 2018 and December 31, 2017 and has determined that the decline in their value is not other-than-temporary. The unrealized losses are primarily due to increases in market interest rates. The fair value of these securities is expected to recover as the securities approach their maturity date. None of the underlying issuers of the municipal securities and corporate obligations had credit ratings that were below investment grade levels at March 31, 2018 or December 31, 2017. The Company has the ability and intent to hold the investments until recovery of the securities' amortized cost, which may be the maturity date of the securities.

For the three months ended March 31, 2018 and 2017, there were no other-than-temporary charges recorded to net income.

(c) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of securities available for sale for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Gross realized gains	$104	$—
Gross realized losses	(69)	—
Net realized gains	$35	$—

(d) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$202,048	$199,605	$206,377	$206,425
Repurchase agreements	46,979	45,864	48,750	48,237
Other securities pledged	17,300	17,096	12,484	12,498
Total	$266,327	$262,565	$267,611	$267,160

Equity Securities
The Company holds an equity security with a readily determinable fair value of $162,000 and $146,000 as of March 31, 2018 and December 31, 2017, respectively. As a result of the adoption of ASU 2016-01, this security is no longer classified as available for sale and has been reclassified to prepaid expenses and other assets on the Company's Condensed Consolidated Statements of Financial Condition as of March 31, 2018. As such, its presentation is not comparable to the presentation as of December 31, 2017. The Company recorded the unrealized gain on the equity security through an adjustment to accumulated other comprehensive loss,net and retained earnings in the Condensed Consolidated Statement of Stockholders' Equity during the three months ended March 31, 2018.

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
Loans receivable at March 31, 2018 and December 31, 2017 consisted of the following portfolio segments and classes:

	March 31, 2018	December 31, 2017
	(In thousands)
Commercial business:
Commercial and industrial	$811,678	$645,396
Owner-occupied commercial real estate	702,356	622,150
Non-owner occupied commercial real estate	1,133,394	986,594
Total commercial business	2,647,428	2,254,140
One-to-four family residential	89,180	86,997
Real estate construction and land development:
One-to-four family residential	73,295	51,985
Five or more family residential and commercial properties	98,387	97,499
Total real estate construction and land development	171,682	149,484
Consumer	370,275	355,091
Gross loans receivable	3,278,565	2,845,712
Net deferred loan costs	3,350	3,359
Loans receivable, net	3,281,915	2,849,071
Allowance for loan losses	(33,261)	(32,086)
Total loans receivable, net	$3,248,654	$2,816,985
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within its primary market areas which are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County in Oregon, as well as other contiguous markets. The majority of the Company’s loan portfolio consists of (in order of balances at March 31, 2018) non-owner occupied commercial real estate, commercial and industrial and owner-occupied commercial real estate. As of March 31, 2018 and December 31, 2017, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.

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

The following tables present the balance of the loans receivable by credit quality indicator as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Pass	OAEM	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$754,720	$25,050	$31,908	$—	$811,678
Owner-occupied commercial real estate	663,770	19,988	18,598	—	702,356
Non-owner occupied commercial real estate	1,106,904	10,415	16,075	—	1,133,394
Total commercial business	2,525,394	55,453	66,581	—	2,647,428
One-to-four family residential	87,962	—	1,218	—	89,180
Real estate construction and land development:
One-to-four family residential	71,735	275	1,285	—	73,295
Five or more family residential and commercial properties	98,328	59	—	—	98,387
Total real estate construction and land development	170,063	334	1,285	—	171,682
Consumer	365,577	—	4,172	526	370,275
Gross loans receivable	$3,148,996	$55,787	$73,256	$526	$3,278,565

	December 31, 2017
	Pass	OAEM	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$597,697	$19,536	$28,163	$—	$645,396
Owner-occupied commercial real estate	595,455	12,668	14,027	—	622,150
Non-owner occupied commercial real estate	955,450	10,494	20,650	—	986,594
Total commercial business	2,148,602	42,698	62,840	—	2,254,140
One-to-four family residential	85,762	—	1,235	—	86,997
Real estate construction and land development:
One-to-four family residential	49,925	537	1,523	—	51,985
Five or more family residential and commercial properties	96,404	707	388	—	97,499
Total real estate construction and land development	146,329	1,244	1,911	—	149,484
Consumer	349,590	—	4,976	525	355,091
Gross loans receivable	$2,730,283	$43,942	$70,962	$525	$2,845,712

Potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans may include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of FASB ASC 310-30. Potential problem loans as of March 31, 2018 and December 31, 2017 were $93.3 million and $83.5 million, respectively.

(d) Nonaccrual Loans
Nonaccrual loans, segregated by segments and classes of loans, were as follows as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In thousands)
Commercial business:
Commercial and industrial	$7,627	$3,110
Owner-occupied commercial real estate	4,544	4,090
Non-owner occupied commercial real estate	2,185	1,898
Total commercial business	14,356	9,098
One-to-four family residential	80	81
Real estate construction and land development:
One-to-four family residential	1,147	1,247
Consumer	145	277
Nonaccrual loans	$15,728	$10,703
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
The balances of past due loans, segregated by segments and classes of loans, as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$16,944	$1,449	$18,393	$793,285	$811,678
Owner-occupied commercial real estate	1,310	989	2,299	700,057	702,356
Non-owner occupied commercial real estate	931	3,282	4,213	1,129,181	1,133,394
Total commercial business	19,185	5,720	24,905	2,622,523	2,647,428
One-to-four family residential	535	—	535	88,645	89,180
Real estate construction and land development:
One-to-four family residential	—	1,147	1,147	72,148	73,295
Five or more family residential and commercial properties	408	—	408	97,979	98,387
Total real estate construction and land development	408	1,147	1,555	170,127	171,682
Consumer	1,896	—	1,896	368,379	370,275
Gross loans receivable	$22,024	$6,867	$28,891	$3,249,674	$3,278,565

	December 31, 2017
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,993	$1,172	$4,165	$641,231	$645,396
Owner-occupied commercial real estate	1,277	1,225	2,502	619,648	622,150
Non-owner occupied commercial real estate	870	3,314	4,184	982,410	986,594
Total commercial business	5,140	5,711	10,851	2,243,289	2,254,140
One-to-four family residential	513	—	513	86,484	86,997
Real estate construction and land development:
One-to-four family residential	84	1,331	1,415	50,570	51,985
Five or more family residential and commercial properties	40	—	40	97,459	97,499
Total real estate construction and land development	124	1,331	1,455	148,029	149,484
Consumer	1,939	687	2,626	352,465	355,091
Gross loans receivable	$7,716	$7,729	$15,445	$2,830,267	$2,845,712

There were no loans 90 days or more past due that were still accruing interest as of March 31, 2018 or December 31, 2017, excluding PCI loans.

(f) Impaired loans
Impaired loans include nonaccrual loans and performing troubled debt restructured ("TDR") loans. The balances of impaired loans as of March 31, 2018 and December 31, 2017 are set forth in the following tables.

	March 31, 2018
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$5,135	$11,390	$16,525	$17,191	$1,769
Owner-occupied commercial real estate	936	12,165	13,101	13,386	1,727
Non-owner occupied commercial real estate	4,692	5,776	10,468	10,630	811
Total commercial business	10,763	29,331	40,094	41,207	4,307
One-to-four family residential	—	295	295	305	93
Real estate construction and land development:
One-to-four family residential	838	309	1,147	1,892	2
Total real estate construction and land development	838	309	1,147	1,892	2
Consumer	—	379	379	450	73
Total	$11,601	$30,314	$41,915	$43,854	$4,475

	December 31, 2017
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$2,127	$9,872	$11,999	$12,489	$1,326
Owner-occupied commercial real estate	2,452	4,356	6,808	7,054	621
Non-owner occupied commercial real estate	4,722	11,297	16,019	16,172	1,222
Total commercial business	9,301	25,525	34,826	35,715	3,169
One-to-four family residential	—	299	299	308	93
Real estate construction and land development:
One-to-four family residential	938	309	1,247	2,200	2
Five or more family residential and commercial properties	—	645	645	645	37
Total real estate construction and land development	938	954	1,892	2,845	39
Consumer	160	282	442	466	54
Total	$10,399	$27,060	$37,459	$39,334	$3,355
The average recorded investment of impaired loans for the three months ended March 31, 2018 and 2017 are set forth in the following table.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Commercial business:
Commercial and industrial	$14,261	$9,834
Owner-occupied commercial real estate	12,841	4,017
Non-owner occupied commercial real estate	10,358	11,265
Total commercial business	37,460	25,116
One-to-four family residential	297	317
Real estate construction and land development:
One-to-four family residential	1,197	2,904
Five or more family residential and commercial properties	322	1,075
Total real estate construction and land development	1,519	3,979
Consumer	411	289
Total	$39,687	$29,701
For the three months ended March 31, 2018 and 2017, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three months ended March 31, 2018 and 2017, the Bank recorded $326,000 and $365,000, respectively, of interest income related to performing TDR loans.

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
The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR loans as of March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
TDR loans	$26,187	$8,214	$26,757	$5,193
Allowance for loan losses on TDR loans	2,613	336	2,635	379

The unfunded commitment to borrowers related to TDR loans was $517,000 and $1.2 million at March 31, 2018 and December 31, 2017, respectively.

Loans that were modified as TDR loans during the three months ended March 31, 2018 and 2017 are set forth in the following table:

	Three Months Ended March 31,
	2018		2017
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	9	$4,323	8	$3,245
Owner-occupied commercial real estate	—	—	1	56
Non-owner occupied commercial real estate	1	2,201	1	184
Total commercial business	10	6,524	10	3,485
Real estate construction and land development:
One-to-four family residential	—	—	2	1,143
Total real estate construction and land development	—	—	2	1,143
Consumer	3	78	1	9
Total loans modified as TDR loans	13	$6,602	13	$4,637

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three months ended March 31, 2018 and 2017.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. There were no advances on these types of loans during the three months ended March 31, 2018 and 2017.

Certain loans included in the table above may have been previously reported as TDR loans. The Bank typically grants shorter extension periods to continually monitor these TDR loans despite the fact that the extended date might not be the date the Bank expects sufficient cash flow from these borrowers. The Bank does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR loan and are adjusted, as necessary, in the current period based on more recent information. The related specific valuation allowance at March 31, 2018 was $195,000 for loans that were modified as TDR loans during the three months ended March 31, 2018.

Loans that were modified during the previous twelve months that subsequently defaulted during the three months ended March 31, 2018 and 2017 are set forth in the following table:

	Three Months Ended March 31,
	2018		2017
	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	1	$283	1	$234
Non-owner occupied commercial real estate	1	75	—	—
Total commercial business	2	358	1	234
Real estate construction and land development:
One-to-four family residential	2	838	—	—
Total	4	$1,196	1	$234

During the three months ended March 31, 2018, the four loans defaulted because they were past their modified maturity dates, and the borrowers have not subsequently repaid the credits. The Bank has chosen not to extend the maturities on these loans. The Bank had no specific valuation allowance at March 31, 2018 related to the credits which defaulted during the three months ended March 31, 2018.
The one commercial and industrial loan that was modified during the previous twelve months subsequently defaulted during the three months ended March 31, 2017 because the borrower was more than 90 days delinquent on his scheduled loan payments.

(h) Purchased Credit Impaired Loans
The Company acquired certain loans and designated them, as appropriate, as PCI loans, which are accounted for under FASB ASC 310-30. No loans acquired in the Puget Sound Merger effective January 16, 2018 were considered PCI.
The following table reflects the outstanding principal balance and recorded investment of the PCI loans at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$8,269	$2,091	$8,818	$2,912
Owner-occupied commercial real estate	10,392	9,840	12,230	11,515
Non-owner occupied commercial real estate	11,855	11,088	14,295	13,342
Total commercial business	30,516	23,019	35,343	27,769
One-to-four family residential	3,891	5,039	4,120	5,255
Real estate construction and land development:
One-to-four family residential	275	—	841	89
Five or more family residential and commercial properties	1,820	1,552	2,361	2,035
Total real estate construction and land development	2,095	1,552	3,202	2,124
Consumer	3,324	4,861	3,974	5,455
Gross PCI loans	$39,826	$34,471	$46,639	$40,603

On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Balance at the beginning of the period	$11,224	$13,860
Accretion	(781)	(994)
Disposal and other	(1,698)	(490)
Change in accretable yield	2,524	756
Balance at the end of the period	$11,269	$13,132

(5)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio. The following tables detail the activity in the allowance for loan losses disaggregated by segment and class for the three months ended March 31, 2018:

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended March 31, 2018
Commercial business:
Commercial and industrial	$9,910	$(81)	$499	$(385)	$9,943
Owner-occupied commercial real estate	3,992	—	2	1,046	5,040
Non-owner occupied commercial real estate	8,097	—	—	(508)	7,589
Total commercial business	21,999	(81)	501	153	22,572
One-to-four family residential	1,056	—	—	27	1,083
Real estate construction and land development:
One-to-four family residential	862	—	—	79	941
Five or more family residential and commercial properties	1,190	—	—	(75)	1,115
Total real estate construction and land development	2,052	—	—	4	2,056
Consumer	6,081	(485)	88	370	6,054
Unallocated	898	—	—	598	1,496
Total	$32,086	$(566)	$589	$1,152	$33,261

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of March 31, 2018.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,769	$7,251	$923	$9,943
Owner-occupied commercial real estate	1,727	2,513	800	5,040
Non-owner occupied commercial real estate	811	5,837	941	7,589
Total commercial business	4,307	15,601	2,664	22,572
One-to-four family residential	93	832	158	1,083
Real estate construction and land development:
One-to-four family residential	2	714	225	941
Five or more family residential and commercial properties	—	1,028	87	1,115
Total real estate construction and land development	2	1,742	312	2,056
Consumer	73	5,304	677	6,054
Unallocated	—	1,496	—	1,496
Total	$4,475	$24,975	$3,811	$33,261
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of March 31, 2018:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$16,525	$793,062	$2,091	$811,678
Owner-occupied commercial real estate	13,101	679,415	9,840	702,356
Non-owner occupied commercial real estate	10,468	1,111,838	11,088	1,133,394
Total commercial business	40,094	2,584,315	23,019	2,647,428
One-to-four family residential	295	83,846	5,039	89,180
Real estate construction and land development:
One-to-four family residential	1,147	72,148	—	73,295
Five or more family residential and commercial properties	—	96,835	1,552	98,387
Total real estate construction and land development	1,147	168,983	1,552	171,682
Consumer	379	365,035	4,861	370,275
Total	$41,915	$3,202,179	$34,471	$3,278,565

The following tables detail activity in the allowance for loan losses disaggregated by segment and class for the three months ended March 31, 2017.

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended March 31, 2017
Commercial business:
Commercial and industrial	$10,968	$(295)	$223	$(805)	$10,091
Owner-occupied commercial real estate	3,661	(7)	149	413	4,216
Non-owner occupied commercial real estate	7,753	—	—	(152)	7,601
Total commercial business	22,382	(302)	372	(544)	21,908
One-to-four family residential	1,015	—	—	37	1,052
Real estate construction and land development:
One-to-four family residential	797	—	10	(16)	791
Five or more family residential and commercial properties	1,359	—	—	187	1,546
Total real estate construction and land development	2,156	—	10	171	2,337
Consumer	5,024	(543)	107	607	5,195
Unallocated	506	—	—	596	1,102
Total	$31,083	$(845)	$489	$867	$31,594

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of December 31, 2017.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,326	$7,558	$1,026	$9,910
Owner-occupied commercial real estate	621	2,557	814	3,992
Non-owner occupied commercial real estate	1,222	5,919	956	8,097
Total commercial business	3,169	16,034	2,796	21,999
One-to-four family residential	93	798	165	1,056
Real estate construction and land development:
One-to-four family residential	2	635	225	862
Five or more family residential and commercial properties	37	1,064	89	1,190
Total real estate construction and land development	39	1,699	314	2,052
Consumer	54	5,303	724	6,081
Unallocated	—	898	—	898
Total	$3,355	$24,732	$3,999	$32,086

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2017:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$11,999	$630,485	$2,912	$645,396
Owner-occupied commercial real estate	6,808	603,827	11,515	622,150
Non-owner occupied commercial real estate	16,019	957,233	13,342	986,594
Total commercial business	34,826	2,191,545	27,769	2,254,140
One-to-four family residential	299	81,443	5,255	86,997
Real estate construction and land development:
One-to-four family residential	1,247	50,649	89	51,985
Five or more family residential and commercial properties	645	94,819	2,035	97,499
Total real estate construction and land development	1,892	145,468	2,124	149,484
Consumer	442	349,194	5,455	355,091
Total	$37,459	$2,767,650	$40,603	$2,845,712

(6)	Other Real Estate Owned
There was no other real estate owned at March 31, 2018 or December 31, 2017 and no activity during the three months ended March 31, 2018. Changes in other real estate owned during the three months ended March 31, 2017 were as follows:

Three Months Ended March 31,
2017
(In thousands)
Balance at the beginning of the period	$754
Additions	32
Balance at the end of the period	$786

At March 31, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties (included in the one-to-four family residential loans in Note (4) Loans Receivable) for which formal foreclosure proceedings were in process was $80,000.

(7)Goodwill and Other Intangible Assets
(a) Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the recent Puget Sound Merger on January 16, 2018 and the historical acquisitions of Washington Banking Company on May 1, 2014; Valley Community Bancshares on July 15, 2013; Western Washington Bancorp in 2006 and North Pacific Bank in 1998. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit).

The following table presents the change in goodwill for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Balance at the beginning of the period	$119,029	$119,029
Additions as a result of acquisitions (1)	68,520	—
Impairment	—	—
Balance at the end of the period	$187,549	$119,029
(1) See Note (2) Business Combination
The Company performed its annual goodwill impairment test during the fourth quarter of 2017 and determined based on its Step 1 analysis that the fair value of the reporting unit exceeded the carrying value, such that the Company's goodwill was not considered impaired. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material impact on the Company’s operating results.
(b) Other Intangible Assets
The other intangible assets represent the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI related to the acquisitions of Puget Sound Bancorp, Washington Banking Company, Valley Community Bancshares, and Northwest Commercial Bank were estimated to be ten, ten, ten, and five years, respectively.
The following table presents the change in other intangible assets for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Balance at the beginning of the period	$6,088	$7,374
Additions as a result of acquisitions	11,270	—
Amortization	(795)	(324)
Balance at the end of the period	$16,563	$7,050

(8)	Junior Subordinated Debentures
As part of the acquisition of Washington Banking Company on May 1, 2014, the Company assumed trust preferred securities and junior subordinated debentures with a total fair value of $18.9 million at the merger date.
Washington Banking Master Trust, a Delaware statutory business trust, was a wholly-owned subsidiary of the Washington Banking Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debentures issued by the Washington Banking Company. During 2007, the Trust issued $25.0 million of trust preferred securities with a 30-year maturity, callable after the fifth year by the Washington Banking. The trust preferred securities have a quarterly adjustable rate based upon the three-month London Interbank Offered Rate (“LIBOR”) plus 1.56%. On the merger date, the Company acquired the Trust, which retained the Washington Banking Master Trust name, and assumed the performance and observance of the covenants under the indenture related to the trust preferred securities.
The adjustable rate of the trust preferred securities at March 31, 2018 was 3.88%. The weighted average rate of the junior subordinated debentures were as follows for the indicated periods:

	Three Months Ended March 31,
	2018	2017
Weighted average rate (1)	5.73%	4.89%
(1) The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.

The junior subordinated debentures are the sole assets of the Trust and payments under the junior subordinated debentures are the sole revenues of the Trust. At March 31, 2018 and December 31, 2017, the balance of the junior subordinated debentures, net of unaccreted discount, was $20.1 million and $20.0 million, respectively. All of the common securities of the Trust are owned by the Company. Heritage has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. For financial reporting purposes, the Company's investment in the Master Trust is accounted for under the equity method and is included in prepaid expenses and other assets on the Company's Condensed Consolidated Statements of Financial Condition. The junior subordinated debentures issued and guaranteed by the Company and held by the Master Trust are reflected as liabilities on the Company's Condensed Consolidated Statements of Financial Condition.

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
The following table presents the Company's repurchase agreement obligations by class of collateral pledged:

	March 31, 2018	December 31, 2017
	(In thousands)
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	$11,424	$11,239
Commercial	14,676	20,582
Total repurchase agreements	$26,100	$31,821
(1) Issued and guaranteed by U.S. Government-sponsored agencies.

(10)	Other Borrowings
(a) FHLB
The Federal Home Loan Bank ("FHLB") of Des Moines functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At March 31, 2018, the Bank maintained a credit facility with the FHLB of Des Moines for $913.0 million and had short-term FHLB advances outstanding of $30.7 million with maturity dates within 30 days. At December 31, 2017 there were FHLB advances outstanding of $92.5 million.
The following table sets forth the details of FHLB advances during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
FHLB Advances:
Average balance during the period	$35,733	$101,130
Maximum month-end balance during the period	$37,200	$126,300
Weighted average rate during the period	1.70%	0.81%
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

(b) Federal Funds Purchased
The Bank maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank ("TIB") and Pacific Coast Bankers’ Bank to purchase federal funds of up to $90.0 million as of March 31, 2018. The lines generally mature annually or are reviewed annually. As of March 31, 2018 and December 31, 2017, there were no federal funds purchased.

(c) Credit Facilities
The Bank maintains a credit facility with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") for $81.4 million as of March 31, 2018, of which there were no borrowings outstanding as of March 31, 2018 or December 31, 2017. Any advances on the credit facility would have to be first secured by the Bank's investment securities or loans receivable.

(11)	Derivative Financial Instruments
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
The notional amounts and estimated fair values of interest rate derivative contracts outstanding at March 31, 2018 and December 31, 2017 are presented in the following table.

	March 31, 2018		December 31, 2017
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swaps with customer (1)	$148,238	$(4,553)	$146,537	$(882)
Interest rate swap with third party (1)	148,238	4,553	146,537	882
 (1) The estimated fair value of the derivative included in prepaid and other assets on the Condensed Consolidated Statements of Financial Condition was $4.8 million and $3.4 million as of March 31, 2018 and December 31, 2017, respectively. The estimated fair value of the derivative included in accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition was $4.8 million and $3.4 million as of March 31, 2018 and December 31, 2017, respectively.

(12)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Net income:
Net income	$9,087	$9,316
Less: Dividends and undistributed earnings allocated to participating securities	(51)	(78)
Net income allocated to common shareholders	$9,036	$9,238
Basic:
Weighted average common shares outstanding	33,332,645	29,952,074
Less: Restricted stock awards	(127,099)	(248,170)
Total basic weighted average common shares outstanding	33,205,546	29,703,904
Diluted:
Basic weighted average common shares outstanding	33,205,546	29,703,904
Effect of potentially dilutive common shares (1)	142,556	49,085
Total diluted weighted average common shares outstanding	33,348,102	29,752,989

(1)	Represents the effect of the assumed exercise of stock options and vesting of restricted stock units.
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three months ended March 31, 2018 and 2017, there were no anti-dilutive shares outstanding related to options to acquire common stock. Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity for the three months ended March 31, 2018 and calendar year 2017.

Declared	Cash Dividend per Share	Record Date	Paid Date
January 25, 2017	$0.12	February 9, 2017	February 23, 2017
April 25, 2017	$0.13	May 10, 2017	May 24, 2017
July 25, 2017	$0.13	August 10, 2017	August 24, 2017
October 25, 2017	$0.13	November 8, 2017	November 22, 2017
October 25, 2017	$0.10	November 8, 2017	November 22, 2017	*
January 24, 2018	$0.15	February 7, 2018	February 21, 2018
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
Since the inception of the eleventh plan, the Company has repurchased 579,996 shares at an average share prices of $16.67. No shares were repurchased under this plan during the three months ended March 31, 2018 and 2017.
In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total repurchased shares for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Repurchased shares to pay withholding taxes (1)	45,426	15,891
Stock repurchase to pay withholding taxes average share price	$31.66	$23.95
(1) During the three months ended March 31, 2018, 26,741 of the shares repurchased related to the withholding taxes due on the accelerated vesting of the restricted stock units of Puget Sound which were converted to Heritage common stock shares with an average share price of $31.80 under the terms of the merger. See Note (2) Business Combination.
(d) Issuance of Common Stock
The Puget Sound Merger was effective on January 16, 2018. In conjunction with the merger was the issuance of 4,112,258 shares of the Company's common stock at the merger date share price of $31.80 for a fair value of $130.8 million.

(13)	Accumulated Other Comprehensive (Loss) Income
The changes in accumulated other comprehensive (loss) income (“AOCI”), all of which are due to changes in the fair value of available for sale securities and are net of tax, during the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended
	2018	2017
	(In thousands)
Balance of AOCI at the beginning of period	$(1,298)	$(2,606)
Other comprehensive (loss) income before reclassification	(7,516)	1,473
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(27)	—
Net current period other comprehensive (loss) income	(7,543)	1,473
ASU 2016-01 implementation	(118)	—
Balance of AOCI at the end of period	$(8,959)	$(1,133)

(14)	Fair Value Measurements
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
Impaired Loans:
At the time a loan is considered impaired, its impairment is measured based on either the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price, or the fair market value of the collateral (less costs to sell) if the loan is collateral-dependent. Impaired loans for which impairment is measured using the discounted cash flow approach are not considered to be measured at fair value because the loan’s effective interest rate is generally not a fair value input, and for the purposes of fair value disclosures, the fair value of these loans are measured commensurate with non-impaired loans. If the Company utilizes the fair market value of the collateral method, the fair value used to measure impairment is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value based on the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business (Level 3). Impaired loans are evaluated on a quarterly basis and impairment and is adjusted accordingly.
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017.

	March 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$23,389	$—	$23,389	$—
Municipal securities	204,292	—	204,292	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	301,277	—	301,277	—
Commercial	244,360	—	244,360	—
Collateralized loan obligations	3,271	—	3,271	—
Corporate obligations	16,629	—	16,629	—
Other asset-backed securities	28,349	—	28,349	—
Total investment securities available for sale	821,567	—	821,567	—
Derivative assets - interest rate swaps	4,793	—	4,793	—
Liabilities
Derivative liabilities - interest rate swaps	$4,793	$—	$4,793	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$13,442	$—	$13,442	$—
Municipal securities	250,015	—	250,015	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	280,211	—	280,211	—
Commercial	217,079	—	217,079	—
Collateralized loan obligations	4,580	—	4,580	—
Corporate obligations	16,770	—	16,770	—
Other securities	28,433	146	28,287	—
Total investment securities available for sale	810,530	146	810,384	—
Derivative assets - interest rate swaps	3,418	—	3,418	—
Liabilities
Derivative liabilities - interest rate swaps	$3,418	$—	$3,418	$—
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018 and 2017.
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The tables below represent assets measured at fair value on a nonrecurring basis at March 31, 2018 and December 31, 2017 and the net losses recorded in earnings during three months ended March 31, 2018 and 2017.

	Basis(1)	Fair Value at March 31, 2018
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended March 31, 2018
	(In thousands)
Impaired loans:
Real estate construction and land development:
One-to-four family residential	$976	$307	$—	$—	$307	$—
Total assets measured at fair value on a nonrecurring basis	$976	$307	$—	$—	$307	$—

(1)	Basis represents the unpaid principal balance of impaired loans.

	Basis(1)	Fair Value at December 31, 2017
		Total	Level 1	Level 2	Level 3	Net Losses Recorded in Earnings During the Three Months Ended March 31, 2017
	(In thousands)
Impaired loans:
Real estate construction and land development:
One-to-four family residential	$976	$307	$—	$—	$307	$—
Total assets measured at fair value on a nonrecurring basis	$976	$307	$—	$—	$307	$—

(1)	Basis represents the unpaid principal balance of impaired loans.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2018 and December 31, 2017.

	March 31, 2018
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$307	Market approach	Adjustment for differences between the comparable sales	(91.5%) - (14.4)%; (44.0%)

	December 31, 2017
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$307	Market approach	Adjustment for differences between the comparable sales	(91.5%) - (14.4%); (44.0%)

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

	March 31, 2018
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$130,309	$130,309	$130,309	$—	$—
Investment securities available for sale	821,567	821,567	—	821,567	—
Federal Home Loan Bank stock	6,824	N/A	N/A	N/A	N/A
Loans held for sale	2,669	2,763	—	2,763	—
Total loans receivable, net	3,248,654	3,240,722	—	—	3,240,722
Accrued interest receivable	13,602	13,602	3	3,698	9,901
Derivative assets - interest rate swaps	4,793	4,793	—	4,793	—
Equity security	162	162	162	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	3,482,365	3,482,365	3,482,365	—	—
Certificate of deposit accounts	422,376	425,324	—	425,324	—
Federal Home Loan Bank advances	30,700	30,700	—	30,700	—
Securities sold under agreement to repurchase	26,100	26,100	26,100	—	—
Junior subordinated debentures	20,083	19,500	—	—	19,500
Accrued interest payable	174	174	42	87	45
Derivative liabilities - interest rate swaps	4,793	4,793	—	4,793	—

	December 31, 2017
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$103,015	$103,015	$103,015	$—	$—
Investment securities available for sale	810,530	810,530	146	810,384	—
Federal Home Loan Bank stock	8,347	N/A	N/A	N/A	N/A
Loans held for sale	2,288	2,364	—	2,364	—
Loans receivable, net of allowance for loan losses	2,816,985	2,810,401	—	—	2,810,401
Accrued interest receivable	12,244	12,244	23	3,772	8,449
Derivative assets - interest rate swaps	3,418	3,418	—	3,418	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$2,994,662	$2,994,662	$2,994,662	$—	$—
Certificate of deposit accounts	398,398	397,039	—	397,039	—
Federal Home Loan Bank advances	92,500	92,500	—	92,500	—
Securities sold under agreement to repurchase	31,821	31,821	31,821	—	—
Junior subordinated debentures	20,009	18,500	—	—	18,500
Accrued interest payable	162	162	45	79	38
Derivative liabilities - interest rate swaps	3,418	3,418	—	3,418	—

(15)	Stock-Based Compensation
On July 24, 2014, the Company's shareholders approved the Heritage Financial Corporation 2014 Omnibus Equity Plan (the "Plan") that provides for the issuance of 1,500,000 shares of the Company's common stock in the form of stock options, stock appreciation rights, stock awards (which includes restricted stock units, restricted stock, performance units, performance shares or bonus shares) and cash incentive awards. The Company issues new shares of common stock to satisfy share option exercises and restricted stock awards. As of March 31, 2018, shares that remain available for future issuance under the Company's stock-based compensation plans was 970,132.
(a) Stock Option Awards
Stock options generally vest ratably over three years and expire five years after they become exercisable or vest ratably over four years and expire ten years from date of grant. For the three months ended March 31, 2018 and 2017, the Company did not recognize any compensation expense or related tax benefit related to stock options as all of the compensation expense related to the outstanding stock options had been previously recognized. The intrinsic value and cash proceeds from options exercised during the three months ended March 31, 2018 was $24,000 and $21,000, respectively. The intrinsic value and cash proceeds from options exercised during the three months ended March 31, 2017 was $98,000 and $109,000, respectively.

The following table summarizes the stock option activity for the three ended March 31, 2018 and 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2016	37,495	$13.77
Exercised	(8,372)	13.03
Forfeited or expired	(550)	11.35
Outstanding, vested and expected to vest and exercisable at March 31, 2017	28,573	$14.03	2.81	$306

Outstanding at December 31, 2017	23,231	$14.21
Exercised	(1,428)	14.77
Forfeited or expired	(831)	14.77
Outstanding, vested and expected to vest and exercisable at March 31, 2018	20,972	$14.15	1.96	$345

(b) Restricted Stock Awards
Restricted stock awards granted generally have a four-year cliff vesting or four-year ratable vesting schedule. For the three months ended March 31, 2018, the Company recognized compensation expense related to restricted stock awards of $283,000 and a related tax benefit of $60,000. For the three months ended March 31, 2017, the Company recognized compensation expense related to restricted stock awards of $445,000 and a related tax benefit of $156,000. As of March 31, 2018, the total unrecognized compensation expense related to non-vested restricted stock awards was $1.2 million and the related weighted average period over which the compensation expense is expected to be recognized is approximately 1.31 years. The vesting date fair value of the restricted stock awards that vested during the three ended March 31, 2018 and 2017 was $1.3 million for both periods.
The following table summarizes the restricted stock award activity for the three ended March 31, 2018 and 2017:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2016	261,296	$16.80
Granted	—	—
Vested	(52,201)	16.60
Forfeited	(5,270)	16.78
Nonvested at March 31, 2017	203,825	$16.85

Nonvested at December 31, 2017	137,399	$17.00
Granted	—	—
Vested	(42,137)	16.92
Forfeited	—	—
Nonvested at March 31, 2018	95,262	$17.04

(c) Restricted Stock Units
During 2017, the Company began issuing performance-based stock-settled restricted stock unit awards ("PRSU") and stock-settled restricted stock unit awards ("RSU"), collectively called "units". Restricted stock units granted vest ratably over three years. Performance restricted stock units granted generally have a three-year cliff vesting schedule. Additionally, performance restricted stock unit grants may be subject to performance-based vesting as well as other approved vesting conditions. The number of shares of actually delivered pursuant to the PRSUs depends on the performance of the Company's Total Shareholder Return and Return on Average Assets over the performance period in relation to the performance of the common stock of a predetermined peer group. The conditions of the grants allow for an actual payout ranging between no payout and 150% of target. The payout level is calculated based on actual performance achieved during the performance period compared to a defined peer group. The fair value of such PRSUs was determined using a Monte Carlo simulation and will be recognized over the subsequent three years. The Monte-Carlo simulation model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair value determination the possibility that the market condition may not be satisfied. Compensation costs related to these awards are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.
Expected volatilities in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The Company used the following assumptions to estimate the fair value of PRSUs granted during the periods indicated:

	Three Months Ended March 31,
	2018	2017
Shares issued	5,550	6,089
Expected Term in Years	2.84	2.85
Weighted-Average Risk Free Interest Rate	2.39%	1.40%
Expected Dividend Yield	—%	—%
Weighted-Average Fair Value	27.69	24.39
Correlation coefficient	ABA NASDAQ Community Bank Index	ABA NASDAQ Community Bank Index
Range of peer company volatilities	18.99% - 51.42%	17.8% - 63.1%
Range of peer company correlation coefficients	28.16% - 94.29%	8.24% - 89.79%
Heritage volatility	22.3%	21.8%
Heritage correlation coefficient	76.44%	75.93%
For the three months ended March 31, 2018, the Company recognized compensation expense related to the units of $340,000, and a related tax benefit of $72,000. For the three months ended March 31, 2017, the Company recognized compensation expense related the units of $65,000. As of March 31, 2018, the total unrecognized compensation expense related to non-vested units was $4.3 million and the related weighted average period over which the compensation expense is expected to be recognized is approximately 2.83 years. The vesting date fair value of the units that vested during the three months ended March 31, 2018 was $711,000. There were no units that vested during the three months ended March 31, 2017.
The following table summarizes the unit activity for the three months ended March 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2016	—	$—
Granted	80,735	25.23
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2017	80,735	$25.23

Nonvested at December 31, 2017	90,544	$25.31
Granted	102,939	29.79
Vested	(22,274)	25.30
Forfeited	(262)	25.35
Nonvested at March 31, 2018	170,947	$28.01

(16)	Cash Requirement
Beginning on January 16, 2018, the Company was required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The required reserve balance at March 31, 2018 was $25.0 million, and was met by holding cash and maintained an average balance with the Federal Reserve Bank. The Company did not have a cash requirement reserve at December 31, 2017.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three months ended March 31, 2018. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, and the December 31, 2017 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview
Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly-owned financial institution subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on our commercial banking relationships, market expansion and asset quality. At March 31, 2018, we had total assets of $4.68 billion and total stockholders’ equity of $634.7 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
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

Earnings Summary
Net income was $9.1 million, or $0.27 per diluted common share, for the three months ended March 31, 2018 compared to $9.3 million, or $0.31 per diluted common share, for the three months ended March 31, 2017. Net income decreased $229,000, or 2.5%, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to an increase in noninterest expense of $9.5 million, or 35.0%, partially offset by an increase in net interest income of $7.8 million, or 23.4%.
Net interest income as a percentage of average interest earning assets (net interest margin) increased 23 basis points to 4.12% for the three months ended March 31, 2018 compared to 3.89% for the same period in 2017. The increase in net interest margin was primarily due to an increase in average total loan receivable, net balances, and increases in loan yields and investment yields.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio was 75.95% for the three months ended March 31, 2018 compared to 67.23% for the three months ended March 31, 2017. The change in the efficiency ratio was primarily attributable to the increase in noninterest expense as a result of the Puget Sound Merger and certain acquisition costs.
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
Net interest income increased $7.8 million, or 23.4%, to $40.9 million for the three months ended March 31, 2018 compared to $33.1 million for the same period in 2017. The increase in net interest income was primarily due to increases in average interest earning assets primarily as a result of the Puget Sound Merger and, to a lesser extent, organic growth. Net interest income also increased due to increases in yields on interest earning assets as a result of a higher yield curve in the current market. The following table provides relevant net interest income information for the dates indicated.

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$3,150,869	$38,159	4.91%	$2,631,816	$30,485	4.70%
Taxable securities	599,015	3,529	2.39	567,318	3,049	2.18
Nontaxable securities (3)	223,631	1,341	2.43	222,266	1,268	2.31
Other interest earning assets	52,123	299	2.33	31,721	61	0.78
Total interest earning assets	4,025,638	43,328	4.37%	3,453,121	34,863	4.09%
Noninterest earning assets	527,947			426,777
Total assets	$4,553,585			$3,879,898
Interest Bearing Liabilities:
Certificates of deposit	$423,569	$760	0.73%	$351,300	$416	0.48%
Savings accounts	506,158	416	0.33	506,159	264	0.21
Interest bearing demand and money market accounts	1,745,795	784	0.18	1,483,168	586	0.16
Total interest bearing deposits	2,675,522	1,960	0.30	2,340,627	1,266	0.22
FHLB advances and other borrowings	35,733	150	1.70	101,130	203	0.81
Securities sold under agreement to repurchase	30,265	17	0.23	19,019	10	0.21
Junior subordinated debentures	20,035	283	5.73	19,750	238	4.89
Total interest bearing liabilities	2,761,555	2,410	0.35%	2,480,526	1,717	0.28%
Demand and other noninterest bearing deposits	1,113,286			866,469
Other noninterest bearing liabilities	63,770			47,213
Stockholders’ equity	614,974			485,690
Total liabilities and stockholders’ equity	$4,553,585			$3,879,898
Net interest income		$40,918			$33,146
Net interest spread			4.02%			3.81%
Net interest margin			4.12%			3.89%
Average interest earning assets to average interest bearing liabilities			145.77%			139.21%

(1)	Annualized

(2)	The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.

(3)	Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Interest Income
Total interest income increased $8.5 million, or 24.3%, to $43.3 million for the three months ended March 31, 2018 compared to $34.9 million for the same period in 2017. The balance of average interest earning assets increased $572.5 million, or 16.6%, to $4.03 billion for the three months ended March 31, 2018 from $3.45 billion for the three months ended March 31, 2017 and the yield on total interest earning assets increased 28 basis points to 4.37% for the three months ended March 31, 2018 compared to 4.09% for the three months ended March 31, 2017.
Interest income from interest and fees on loans increased $7.7 million, or 25.2%, to $38.2 million for the three months ended March 31, 2018 from $30.5 million for the same period in 2017 primarily due to an increase in average loans receivable of $519.1 million, or 19.7%, as a result of loan growth which was substantially due to the Puget Sound Merger. The loan yield increased 21 basis points to 4.91% for the three months ended March 31, 2018 from 4.70% for the three months ended March 31, 2017. The increase in loan yield was due to a combination of higher contractual note rates as a result of the increasing interest rate environment, higher loan yields from the loans acquired in the Puget Sound Merger as compared to legacy Heritage loans, and an increase in incremental accretion on purchased loans substantially due from loans acquired in the Puget Sound Merger.

The following table presents the loan yield and effects of the incremental accretion on purchased loans for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Loan yield, excluding incremental accretion on purchased loans (1)	4.70%	4.52%
Impact on loan yield from incremental accretion on purchased loans (1)	0.21%	0.18%
Loan yield	4.91%	4.70%

Incremental accretion on purchased loans (1)	$1,632	$1,170

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

Incremental accretion income was $1.6 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively. The increase in the incremental accretion was primarily due to the accretion of the loans acquired in the Puget Sound Merger totaling approximately $479,000 during the three months ended March 31, 2018. The Company does not anticipate this same accretion yield for Puget Sound Merger in future periods as nearly $316,000 of the accretion was a result of unanticipated pay-offs of three significant loans during the three months ended March 31, 2018. The incremental accretion and the impact to loan yield will change during any quarter based on the volume of prepayments, but is expected to decrease over time as the balance of the purchased loans continues to decrease.
Total interest income increased primarily due to the increase in interest and fees on loans discussed above and secondarily due to a $553,000, or 12.8%, increase in interest income on investment securities to $4.9 million during the three months ended March 31, 2018 from $4.3 million for the three months ended March 31, 2017. The increase in income on investment securities was a result of an increase in investment yields, primarily reflecting the effect of the rise in interest rates on our adjustable rate investment securities, and an increase in the average balance of investment securities for the three months ended March 31, 2018 compared to the same period in 2017. Yields on taxable securities increased 21 basis points to 2.39% for the three months ended March 31, 2018 from 2.18% for the same period in 2017. Yields on nontaxable securities increased 12 basis points to 2.43% for the three months ended March 31, 2018 from 2.31% for the same period in 2017. The average balance of investment securities increased $33.1 million, or 4.2%, to $822.6 million during the three months ended March 31, 2018 from $789.6 million during the three months ended March 31, 2017. The Company has actively managed its investment securities portfolio to improve performance in an increasing rate environment.
Average other interest earning assets increased $20.4 million, or 64.3%, to $52.1 million for the three months ended March 31, 2018 compared to $31.7 million for the three months ended March 31, 2017. The increase was due to a combination of an increase in interest earning deposits, as the Bank held more funds in interest earning accounts at the Federal Reserve Bank compared to the same period in 2017, substantially due to the Puget Sound Merger, and an increase in the yields reflecting the risk in interest rates.
Interest Expense
Total interest expense increased $693,000, or 40.4%, to $2.4 million for the three months ended March 31, 2018 compared to $1.7 million for the same period in 2017. The average cost of interest bearing liabilities increased seven basis points to 0.35% for the three months ended March 31, 2018 from 0.28% for the three months ended March 31, 2017 as a result of the rise in market rates. Total average interest bearing liabilities increased $281.0 million, or 11.3%, to $2.76 billion for the three months ended March 31, 2018 from $2.48 billion for the three months ended March 31, 2017 substantially due to the Puget Sound Merger.
The average cost of interest bearing deposits increased eight basis points to 0.30% for the three months ended March 31, 2018 from 0.22% for the same period in 2017 primarily as a result of the increase in market rates. The average balance of interest bearing demand and money market deposits increased $262.6 million, or 17.7%, for the three months ended March 31, 2018 to $1.75 billion at March 31, 2018 from $1.48 billion at December 31, 2017 primarily as a result of the Puget Sound Merger. The cost of certificates of deposits increased 25 basis points to 0.73%

for the three months ended March 31, 2018 from 0.48% for the same period in 2017 primarily as a result of the rise in interest rates.
Interest expense on FHLB advances and other borrowings decreased $53,000, or 26.1%, to $150,000 for the three months ended March 31, 2018 from $203,000 for the same period in 2017 due to a decrease in the average balance, partially offset by an increase in rates. The average balance for FHLB advances and other borrowings decreased $65.4 million, or 64.7%, to $35.7 million for the three months ended March 31, 2018 from $101.1 million for the same period in 2017, as a result of pay downs from using cash and cash proceeds from the sale of investment securities acquired in the Puget Sound Merger.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, for the three months ended March 31, 2018 was 5.73%, an increase of 84 basis points from 4.89% for the same period in 2017. The rate increase on the junior subordinated debentures was due to an increase in the three-month LIBOR rate to 2.32% at March 31, 2018 from 1.15% on March 31, 2017.

Net Interest Margin
Net interest margin increased 23 basis points for the three months ended March 31, 2018 to 4.12% from 3.89% for the same period in 2017 primarily due to the above mentioned increase in net interest income. The net interest spread increased 21 basis points for the three months ended March 31, 2018 to 4.02% from 3.81% for the same period in 2017 primarily due to the increase in yields on total interest earning assets.
Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Net interest margin, excluding incremental accretion on purchased loans (1)	3.96%	3.75%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.16	0.14
Net interest margin	4.12%	3.89%

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

Provision for Loan Losses
The Bank has established a comprehensive methodology for determining its allowance for loan losses. The allowance for loan losses is increased by provisions for loan losses charged to expense, and is reduced by loans charged-off, net of loan recoveries or a recovery of previous provision. The amount of the provision expense recognized during the three months ended March 31, 2018 and 2017 was calculated in accordance with the Bank's methodology. For additional information, see the section entitled "Analysis of Allowance for Loan Losses" below.
The provision for loan losses is dependent on the Bank’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, a decline in general economic conditions could increase future provisions for loan losses and have a material effect on the Company’s net income.
The provision for loan losses increased $285,000, or 32.9%, to $1.2 million for the three months ended March 31, 2018 from $867,000 for the three months ended March 31, 2017. The increase in the provision for loan losses for the three months ended March 31, 2018 from the same period in 2017 was primarily the result of changes in our asset quality, volume and mix of loans, certain environmental and historical loss factors and as a result of the impact of loan growth. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the three months ended March 31, 2018 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.

Noninterest Income
Total noninterest income increased $118,000, or 1.6%, to $7.5 million for the three months ended March 31, 2018 compared to $7.3 million for the same period in 2017. The following table presents the change in the key components of noninterest income for the periods noted.

	Three Months Ended March 31,
	2018	2017	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$4,543	$4,213	$330	7.8%
Gain on sale of investment securities, net	35	—	35	100.0
Gain on sale of loans, net	874	1,195	(321)	(26.9)
Interest rate swap fees	51	133	(82)	(61.7)
Other income	1,964	1,808	156	8.6
Total noninterest income	$7,467	$7,349	$118	1.6%
Service charges and other fees increased $330,000, or 7.8% to $4.5 million for the three months ended March 31, 2018 compared to $4.2 million for the same period in 2017, due primarily to an increase in deposit balances and changes in fee structures on deposit accounts, including a consumer deposit account consolidation process completed at the end of 2016 and a business deposit consolidation process completed during second quarter 2017. Secondarily, service charges and other fees increased as a result of the Puget Sound Merger.
The increase in noninterest income was offset by a decrease in gain on the sale of loans, net of $321,000, or 26.9%, to $874,000 for the three months ended March 31, 2018 compared to $1.2 million the same period in 2017, due primarily to a decrease in mortgage banking activities. Proceeds from sale of loans decreased $15.3 million, or 42.6% to $20.7 million for the three months ended March 31, 2018 from $35.7 million for the same period in 2017. The detail of gain on sale of loans, net is included in the following schedule.

	Three Months Ended March 31,
	2018	2017	Change	Percentage Change
	(Dollars in thousands)
Gain on sale of mortgage loans, net	$652	$909	$(257)	(28.3)%
Gain on sale of guaranteed portion of SBA loans, net	222	286	(64)	(22.4)
Gain on sale of loans, net	$874	$1,195	$(321)	(26.9)%

Noninterest Expense
Noninterest expense increased $9.5 million, or 35.0%, to $36.7 million during the three months ended March 31, 2018 compared to $27.2 million for the three months ended March 31, 2017. The following table presents changes in the key components of noninterest expense for the periods noted.

	Three Months Ended March 31,
	2018	2017	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$21,367	$16,024	$5,343	33.3%
Occupancy and equipment	4,627	3,810	817	21.4
Data processing	2,605	1,915	690	36.0
Marketing	808	807	1	0.1
Professional services	2,837	1,009	1,828	181.2
State and local taxes	688	549	139	25.3
Federal deposit insurance premium	355	300	55	18.3
Other real estate owned, net	—	31	(31)	(100.0)
Amortization of intangible assets	795	324	471	145.4
Other expense	2,665	2,454	211	8.6
Total noninterest expense	$36,747	$27,223	$9,524	35.0%
Compensation and employee benefits increased $5.3 million, or 33.3%, to $21.4 million during the three months ended March 31, 2018 from $16.0 million during the three months ended March 31, 2017. The increase in the three months ended March 31, 2018 compared to 2017 was primarily as a result of additional employees and acquisition-related payments from Puget Sound Merger of approximately $2.7 million. The average full time equivalent increased to 796 for the three months ended March 31, 2018 compared to 761 for the same period in 2017.
Professional services increased $1.8 million, or 181.2%, to $2.8 million during the three months ended March 31, 2018 from $1.0 million during the three months ended March 31, 2017. The increase in the three months ended March 31, 2018 compared to 2017 was primarily due to costs of approximately $1.6 million incurred for the Puget Sound Merger and the proposed Premier Merger during the three months ended March 31, 2018.
Occupancy and equipment increased $817,000, or 21.4%, to $4.6 million during the three months ended March 31, 2018 from $3.8 million during the three months ended March 31, 2017. The increase in the three months ended March 31, 2018 compared to 2017 was substantially related to on-going costs associated with the Puget Sound Merger.
Data processing increased $690,000, or 36.0%, to $2.6 million during the three months ended March 31, 2018 from $1.9 million during the three months ended March 31, 2017. The increase in the three months ended March 31, 2018 compared to 2017 was substantially due to acquisition related expenses of $352,000 recognized during the three months ended March 31, 2018 as well as additional operations associated with the Puget Sound Merger.
Amortization of intangible assets increased $471,000, or 145.4%, to $795,000 during the three months ended March 31, 2018 from $324,000 during the three months ended March 31, 2017. The increase in the three months ended March 31, 2018 compared to 2017 was a result of the amortization of the core deposit intangible recorded in the Puget Sound Merger of $513,000 during the three months ended March 31, 2018.
The ratio of noninterest expense to average assets (annualized) was 3.27% for the three months ended March 31, 2018 compared to 2.85% for the three months ended March 31, 2017. The increase was primarily a result of acquisition costs totaling $4.7 million during the three months ended March 31, 2018.

Income Tax Expense
Income tax expense decreased $1.7 million, or 54.7%, to $1.4 million for the three months ended March 31, 2018 from $3.1 million for the three months ended March 31, 2017. The decrease in the income tax expense during the three months ended March 31, 2018 was primarily due to the impact of the Tax Cuts and Jobs Act enacted in December 2017, which lowered the corporate income tax rate to 21% from 35%.

The effective tax rate was 13.3% for the three months ended March 31, 2018 compared to 24.9% for the same period in 2017. The decrease in the effective tax rate during the three months ended March 31, 2018 compared to the same period in 2017 was due primarily to the Tax Cuts and Jobs Act.

Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition from December 31, 2017 to March 31, 2018, and the results of the Puget Sound Merger effective January 16, 2018:

	March 31, 2018	December 31, 2017	Change	Percentage Change	Fair Value of Puget Sound at Merger Date
	(Dollars in thousands)
Assets
Cash and cash equivalents	$130,309	$103,015	$27,294	26.5%	$80,136
Investment securities available for sale, at fair value	821,567	810,530	11,037	1.4	80,353
Loans held for sale	2,669	2,288	381	16.7	—
Total loans receivable, net	3,248,654	2,816,985	431,669	15.3	388,462
Other real estate owned	—	—	—	—	—
Premises and equipment, net	62,147	60,325	1,822	3.0	732
Federal Home Loan Bank stock, at cost	6,824	8,347	(1,523)	(18.2)	623
Bank owned life insurance	81,700	75,091	6,609	8.8	6,264
Accrued interest receivable	13,602	12,244	1,358	11.1	1,448
Prepaid expenses and other assets	104,666	99,328	5,338	5.4	1,354
Other intangible assets, net	16,563	6,088	10,475	172.1	11,270
Goodwill	187,549	119,029	68,520	57.6	68,520
Total assets	$4,676,250	$4,113,270	$562,980	13.7%	$639,162

Liabilities
Deposits	$3,904,741	$3,393,060	$511,681	15.1%	$505,885
Federal Home Loan Bank advances	30,700	92,500	(61,800)	(66.8)	—
Junior subordinated debentures	20,083	20,009	74	0.4	—
Securities sold under agreement to repurchase	26,100	31,821	(5,721)	(18.0)	—
Accrued expenses and other liabilities	59,918	67,575	(7,657)	(11.3)	2,504
Total liabilities	4,041,542	3,604,965	436,577	12.1	508,389
Stockholders' equity
Common stock	490,566	360,590	129,976	36.0	130,773
Retained earnings	153,101	149,013	4,088	2.7	—
Accumulated other comprehensive loss, net	(8,959)	(1,298)	(7,661)	590.2	—
Total stockholders' equity	634,708	508,305	126,403	24.9	130,773
Total liabilities and stockholders' equity	$4,676,250	$4,113,270	$562,980	13.7%	$639,162
Total assets increased $563.0 million, or 13.7%, to $4.68 billion as of March 31, 2018 compared to $4.11 billion as of December 31, 2017. The Puget Sound Merger resulted in an increase of total assets, including goodwill, of $639.0 million at merger date. The Company utilized cash acquired from the Puget Sound Merger to pay down FHLB advances during the three months ended March 31, 2018.

Total loans receivable, net, excluding Puget Sound Merger increased $43.2 million, or 6.2% annualized, during the three months ended March 31, 2018.
Investment securities increased $11.0 million, or 1.4%, to $821.6 million at March 31, 2018 from $810.5 million at December 31, 2017 primarily as a result of investment purchases, offset partially by maturities, calls and payments of investment securities. The investment securities acquired in the Puget Sound Merger were sold shortly after the merger.
Deposits, excluding Puget Sound Merger, increased $5.8 million, or 0.7% annualized, during the three months ended March 31, 2018. Total non-maturity deposits increased to 89.2% of total deposits at March 31, 2018 from 88.3% at December 31, 2017 and certificates of deposits decreased to 10.8% of total deposits at March 31, 2018 from 11.7% at December 31, 2017.
Federal Home Loan Bank advances decreased $61.8 million, or 66.8%, to $30.7 million as of March 31, 2018 from $92.5 million as of December 31, 2017. The decrease was due to the pay down of FHLB advances using cash acquired in the Puget Sound Merger and proceeds from the sale of the investments acquired in the Puget Sound Merger.
Total stockholders’ equity increased $126.4 million, or 24.9%, to $634.7 million as of March 31, 2018 from $508.3 million at December 31, 2017. The Company’s equity position was 13.6% of total assets as of March 31, 2018 and 12.4% as of December 31, 2017. Changes in stockholders' equity during the three months ended March 31, 2018 were as follows (in thousands):

Three Months Ended
March 31, 2018
Balance, beginning of period	$508,305
Common stock issued in the Puget Sound Merger	130,770
Net income	9,087
Dividends paid	(5,117)
Accumulated other comprehensive loss	(7,543)
Other	(794)
Balance, end of period	$634,708

Lending Activities
The Bank is a full service commercial bank, which originates a wide variety of loans with a focus on commercial business loans. Total loans receivable, net of allowance for loan losses, increased $431.7 million, or 15.3%, to $3.25 billion at March 31, 2018 from $2.82 billion at December 31, 2017. The increase in loans receivable was primarily in commercial and industrial loans which increased $166.3 million, or 25.8%, to $811.7 million during the three months ended March 31, 2018, in non-owner occupied commercial real estate loans which increased $146.8 million, or 14.9%, to $1.13 billion and in owner-occupied commercial real estate loans which increased $80.2 million, or 12.9%, to $702.4 million during the same period.

The following table provides information about our loan portfolio by type of loan at the dates indicated. These balances are prior to deduction for the allowance for loan losses.

	March 31, 2018		December 31, 2017
	Balance	% of Total (3)	Balance	% of Total (3)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$811,678	24.7%	$645,396	22.7%
Owner-occupied commercial real estate	702,356	21.4	622,150	21.8
Non-owner occupied commercial real estate	1,133,394	34.6	986,594	34.6
Total commercial business	2,647,428	80.7	2,254,140	79.1
One-to-four family residential (1)	89,180	2.7	86,997	3.1
Real estate construction and land development:
One-to-four family residential	73,295	2.2	51,985	1.8
Five or more family residential and commercial properties	98,387	3.0	97,499	3.4
Total real estate construction and land development (2)	171,682	5.2	149,484	5.2
Consumer	370,275	11.3	355,091	12.5
Gross loans receivable	3,278,565	99.9	2,845,712	99.9
Net deferred loan costs	3,350	0.1	3,359	0.1
Loans receivable, net	$3,281,915	100.0%	$2,849,071	100.0%
(1) Excludes loans held for sale of $2.7 million, and $2.3 million as of March 31, 2018 and December 31, 2017.
(2) Balances do not include undisbursed loan commitments.
(3) Percent of loans receivable, net.

Nonperforming Assets and Credit Quality Metrics
The following table provides information about our nonaccrual loans, other real estate owned and performing TDR loans for the indicated dates.

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$14,356	$9,098
One-to-four family residential	80	81
Real estate construction and land development	1,147	1,247
Consumer	145	277
Total nonaccrual loans (1)	15,728	10,703
Other real estate owned	—	—
Total nonperforming assets	$15,728	$10,703

Allowance for loan losses	$33,261	$32,086
Nonperforming loans to loans receivable, net	0.48%	0.38%
Allowance for loan losses to loans receivable, net	1.01%	1.13%
Allowance for loan losses to nonperforming loans	211.48%	299.79%
Nonperforming assets to total assets	0.34%	0.26%

Performing TDR loans:
Commercial business	$25,737	$25,729
One-to-four family residential	215	218
Real estate construction and land development	—	645
Consumer	235	165
Total performing TDR loans	$26,187	$26,757
Accruing loans past due 90 days or more	$—	$—
Potential problem loans	93,253	83,543

(1)	At March 31, 2018 and December 31, 2017, $8.2 million and $5.2 million of nonaccrual loans were considered TDR loans, respectively.

Nonperforming Assets.    Nonperforming assets consist of nonaccrual loans and other real estate owned. Nonperforming assets increased $5.0 million to $15.7 million, or 0.34% of total assets at March 31, 2018 from $10.7 million, or 0.26% of total assets, at December 31, 2017 due to the increase in nonaccrual loans discussed below. There was no other real estate owned at March 31, 2018 or December 31, 2017.
Nonaccrual Loans.    Nonaccrual loans increased $5.0 million to $15.7 million, or 0.48% of loans receivable, net, at March 31, 2018 from $10.7 million, or 0.38% of loans receivable, net, at December 31, 2017. The increase was due primarily to one agricultural loan relationship in the amount of $3.1 million that was classified as nonaccrual during the period ended March 31, 2018. As this credit relationship is well-secured, the Company did not record a related allowance for loan losses. The increase in the nonaccrual loans was also due to two commercial credit relationships with an outstanding balance of $1.9 million at March 31, 2018 of which approximately $1.0 million is guaranteed by the Small Business Administration.

The following table reflects the changes in nonaccrual loans during the three months ended March 31, 2018 (in thousands):

Three Months Ended
March 31, 2018
Nonaccrual loans
Balance, beginning of period	$10,703
Addition of previously classified pass graded loans	4,066
Addition of previously classified potential problem loans	2,324
Net principal payments	(1,365)
Balance, end of period	$15,728
At March 31, 2018, nonaccrual loans of $7.6 million had related allowance for loan losses of $1.9 million and nonaccrual loans of $8.2 million had no related allowance for loan losses. At December 31, 2017 nonaccrual loans of $3.2 million had related allowance for loan losses of $720,000 and nonaccrual loans of $7.5 million had no allowance for loan losses.
At March 31, 2018, nonperforming TDR loans, included in the nonaccrual loan table above, were $8.2 million and had a related allowance for loan losses of $336,000. At December 31, 2017, nonperforming TDR loans were $5.2 million had a related allowance for loan losses of $379,000.
Troubled Debt Restructured Loans. TDR loans are considered impaired and are separately measured for impairment whether on accrual or nonaccrual status. The performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. Performing TDR loans decreased $570,000, or 2.1%, to $26.2 million at March 31, 2018 from $26.8 million at December 31, 2017.
The following table reflects the changes in performing TDR loans during the three months ended March 31, 2018 (in thousands):

Three Months Ended
March 31, 2018
Performing TDR loans
Balance, beginning of period	$26,757
Addition of previously classified potential problem loans	79
Net principal payments	(649)
Balance, end of period	$26,187
The related allowance for loan losses on performing TDR loans was $2.6 million as of both March 31, 2018 and December 31, 2017.
Potential Problem Loans. Potential problem loans increased $9.7 million, or 11.6%, to $93.3 million at March 31, 2018 from $83.5 million at December 31, 2017. The increase was due primarily to the addition of potential problem loans acquired in the Puget Sound Merger of $6.1 million at March 31, 2018.

The following table reflects the changes in potential problem loans during the three months ended March 31, 2018 (in thousands):

Three Months Ended
March 31, 2018
Potential problem loans
Balance, beginning of period	$83,543
Addition of previously classified pass graded loans	25,126
Upgrades to pass graded loan status	(3,636)
Transfers of loan to nonaccrual or troubled debt restructured status	(2,403)
Charge-offs	(145)
Net principal payments	(9,232)
Balance, end of period	$93,253

Analysis of Allowance for Loan Losses
The allowance for loan losses is established through a provision for loan losses charged against earnings. The balance of the allowance for loan losses is maintained at the amount management believes will be appropriate to absorb probable incurred credit losses in the loan portfolio at the balance sheet date. The allowance for loan losses is determined by applying estimated loss factors to the credit exposure from outstanding loans.
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
The following table provides information regarding changes in our allowance for loan losses at and for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Allowance for loan losses on loans at the beginning of the period	$32,086	$31,083
Provision for loan losses	1,152	867
Charge-offs:
Commercial business	(81)	(302)
Consumer	(485)	(543)
Total charge-offs	(566)	(845)
Recoveries:
Commercial business	501	372
Real estate construction and land development	—	10
Consumer	88	107
Total recoveries	589	489
Net recoveries (charge-offs)	23	(356)
Allowance for loan losses at the end of the period	$33,261	$31,594

Allowance for loan losses to loans receivable, net	1.01%	1.19%
Net (recoveries) charge-offs on loans to average loans, annualized	—%	0.05%

Loans receivable, net at the end of the period (1)	$3,281,915	$2,663,704
Average loans receivable during the period (1)	3,150,869	2,631,816
(1) Excludes loans held for sale.
The allowance for loan losses increased to $33.3 million at March 31, 2018 from $32.1 million at December 31, 2017. The increase was primarily the result of provision for loan losses of $1.2 million recognized during the three months ended March 31, 2018. The allowance for loan losses to loans receivable, net, decreased to 1.01% at March 31, 2018 from 1.13% at December 31, 2017 primarily as a result of an increase in loans from the Puget Sound Merger with no related allowance for loan losses.
The Company recorded net recoveries during the three months ended March 31, 2018 due primarily to a recovery on a commercial and industrial loan of $324,000, offset partially by charge-offs on a large volume of small dollar consumer loans. The Company recorded net charge-offs on average loans, annualized, of 0.05% for the three months ended March 31, 2017 which were also primarily due to the large volumes of small dollar consumer loans.
As of March 31, 2018, the Bank identified $15.7 million of nonperforming loans and $26.2 million of performing TDR loans for a total of $41.9 million of impaired loans. Of these impaired loans, $11.6 million had no allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. The remaining $30.3 million of impaired loans had related allowances for loan losses totaling $4.5 million. As of December 31, 2017, the Bank identified $10.7 million of nonperforming loans and $26.8 million of performing TDR loans for a total of $37.5 million of impaired loans. Of these impaired loans, $10.4 million had no allowances for loan losses. The remaining $27.1 million of impaired loans had related allowances for loan losses totaling $3.4 million.

The following table outlines the allowance for loan losses and related loan balances on loans at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses	$24,975	$24,732
Gross loans, excluding PCI and impaired loans	$3,202,179	$2,767,650
Percentage	0.78%	0.89%

PCI Allowance:
Allowance for loan losses	$3,811	$3,999
Gross PCI loans	$34,471	$40,603
Percentage	11.06%	9.85%

Specific Valuation Allowance:
Allowance for loan losses	$4,475	$3,355
Gross impaired loans	$41,915	$37,459
Percentage	10.68%	8.96%

Total Allowance for Loan Losses:
Allowance for loan losses	$33,261	$32,086
Gross loans receivable	$3,278,565	$2,845,712
Percentage	1.01%	1.13%
Based on the Bank's established comprehensive methodology, management deemed the allowance for loan losses of $33.3 million at March 31, 2018 (1.01% of loans receivable, net and 211.48% of nonperforming loans) appropriate to provide for probable incurred credit losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses at December 31, 2017 of $32.1 million (1.13% of loans receivable, net and 299.79% of nonperforming loans). At the applicable acquisition or merger dates, no allowance for loan losses was established on purchased loans as the loans were accounted for at their fair value and a discount was established for the loans in accordance with U.S. GAAP. At March 31, 2018 and December 31, 2017, the remaining fair value discount for these purchased loans was $12.7 million and $10.1 million, respectively.
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

Deposits and Other Borrowings
Total deposits increased $511.7 million, or 15.1%, to $3.90 billion at March 31, 2018 from $3.39 billion at December 31, 2017 due primarily to the deposits acquired in the Puget Sound Merger of $505.9 million at merger date. Non-maturity deposits as a percentage of total deposits increased to 89.2% at March 31, 2018 from 88.3% at December 31, 2017 primarily as a result of the mix of deposits acquired from Puget Sound Merger, which had non-maturity deposits as a percentage of total deposits of 93.6% at merger date. Based on the change in the mix and volume of deposits, the percentage of certificates of deposit to total deposits decreased to 10.8% at March 31, 2018 from 11.7% at December 31, 2017.
The following table summarizes the Company's deposits as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Balance	% of Total	Balance	% of Total	Change	% Change
	(Dollars in thousands)
Noninterest demand deposits	$1,178,202	30.2%	$944,791	27.8%	$233,411	24.7%
Interest bearing demand deposits	1,099,855	28.2	1,051,752	31.1	48,103	4.6
Money market accounts	692,931	17.7	499,618	14.7	193,313	38.7
Savings accounts	511,377	13.1	498,501	14.7	12,876	2.6
Total non-maturity deposits	3,482,365	89.2	2,994,662	88.3	487,703	16.3
Certificate of deposit accounts	422,376	10.8	398,398	11.7	23,978	6.0
Total deposits	$3,904,741	100.0%	$3,393,060	100.0%	$511,681	15.1
Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank is utilizing securities sold under agreement to repurchase as a supplement to its funding sources. Our repurchase agreements are secured by available for sale investment securities. At March 31, 2018, the Bank had securities sold under agreement to repurchase of $26.1 million, a decrease of $5.7 million, or 18.0%, from $31.8 million at December 31, 2017. The decrease was the result of customer activity during the period.
The Company also has junior subordinated debentures with a par value of $25.0 million which pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures was $20.1 million at March 31, 2018, which reflects the fair value of the junior subordinated debentures established during the Washington Banking Merger, adjusted for the accretion of discount from purchase accounting fair value adjustment.
At March 31, 2018, the Bank maintained credit facilities with the FHLB of Des Moines for $913.0 million and credit facilities with the Federal Reserve Bank for $81.4 million. The Company had FHLB advances outstanding of $30.7 million and $92.5 million at March 31, 2018 and December 31, 2017, respectively. The average cost of the FHLB advances during the three months ended March 31, 2018 and 2017 was 1.70% and 0.81%, respectively. The Bank also maintains lines of credit with four correspondent banks to purchase federal funds totaling $90.0 million as of March 31, 2018. There were no federal funds purchased as of March 31, 2018 or December 31, 2017.

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
Heritage Financial Corporation: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations. At March 31, 2018, the Company (on an unconsolidated basis) had cash and cash equivalents of $11.7 million.

We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2018, cash and cash equivalents totaled $130.3 million, or 2.8% of total assets. The fair value of investment securities available for sale totaled $821.6 million at March 31, 2018, of which $262.6 million were pledged to secure public deposits or borrowing arrangements. The fair value of investment securities available for sale that were not pledged totaled $559.0 million, or 12.0%, of total assets at March 31, 2018. The fair value of investment securities available for sale with maturities of one year or less were $8.2 million, or 0.2%, of total assets at March 31, 2018.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $9.1 million for the three months ended March 31, 2018, and primarily consisted of net income of $9.1 million. During the three months ended March 31, 2018, net cash provided by investing activities was $86.4 million, which consisted primarily of net proceeds from purchase and sale of investment securities available for sale of $58.1 million and net cash received from acquisitions of $80.1 million, offset partially by net loan originations of $47.0 million. Net cash used in financing activities was $68.3 million for the three months ended March 31, 2018, and primarily consisted of net FHLB repayments of $61.8 million, offset partially by net increase in deposits of $5.8 million during the period.

Capital and Capital Requirements
Stockholders’ equity at March 31, 2018 was $634.7 million compared to $508.3 million at December 31, 2017. The changes to stockholders' equity during the three months ended March 31, 2018 is as follows:

Three Months Ended
March 31, 2018
Balance, beginning of period	$508,305
Common stock issued in the Puget Sound Merger	130,770
Net income	9,087
Dividends paid	(5,117)
Accumulated other comprehensive loss	(7,543)
Other	(794)
Balance, end of period	$634,708
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On April 25, 2018, the Company’s Board of Directors declared a regular dividend of $0.15 per common share payable on May 24, 2018 to shareholders of record on May 10, 2018.
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and operations. Management believes as of March 31, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of March 31, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories.

	Minimum Requirements		Well-Capitalized Requirements		Actual
	(Dollars in thousands)
As of March 31, 2018:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$176,158	4.5%	N/A	N/A	$442,817	11.3%
Tier 1 leverage capital to average assets	178,471	4.0	N/A	N/A	462,900	10.4
Tier 1 capital to risk-weighted assets	234,878	6.0	N/A	N/A	462,900	11.8
Total capital to risk-weighted assets	313,170	8.0	N/A	N/A	496,557	12.7
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	175,986	4.5	$254,203	6.5%	446,596	11.4
Tier 1 leverage capital to average assets	178,346	4.0	222,933	5.0	446,596	10.0
Tier 1 capital to risk-weighted assets	234,649	6.0	312,865	8.0	446,596	11.4
Total capital to risk-weighted assets	312,865	8.0	391,081	10.0	480,136	12.3

As of December 31, 2017:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$154,522	4.5%	N/A	N/A	$386,689	11.3%
Tier 1 leverage capital to average assets	159,494	4.0	N/A	N/A	406,687	10.2
Tier 1 capital to risk-weighted assets	206,029	6.0	N/A	N/A	406,687	11.8
Total capital to risk-weighted assets	274,706	8.0	N/A	N/A	439,044	12.8
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	154,400	4.5	$223,023	6.5%	391,092	11.4
Tier 1 leverage capital to average assets	159,300	4.0	199,125	5.0	391,092	9.8
Tier 1 capital to risk-weighted assets	205,867	6.0	274,490	8.0	391,092	11.4
Total capital to risk-weighted assets	274,490	8.0	343,112	10.0	423,348	12.3
Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Company became subject to new capital adequacy requirements approved by the Federal Reserve and the FDIC that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act.
Under the new capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%. In addition, both the Company and the Bank are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. Both the Company and the Bank are required to establish a “conservation buffer”, consisting of common equity Tier 1 capital of more than 2.5% above the minimum risk-based capital ratios. The capital conservation buffer is designed to ensure that banks build up capital buffers outside periods of stress which can be drawn down as losses are incurred. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The conservation buffer is being phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the rules will also have phase-in periods. The capital conservation buffer requirement began to be phased-in on January 1, 2016 when more than 0.625% of risk-weighted assets was required, and increases by 0.625% on each subsequent January 1, until it is fully phased-in on January 1, 2019. At March 31, 2018, the capital conservation buffer was 4.69% and 4.28% for the Company and the Bank, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk through our lending and deposit gathering activities. Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Neither we, nor the Bank, maintain a trading account for any class of financial instrument, nor do we, or the Bank, engage in hedging activities or purchase high risk derivative instruments. Moreover, neither we, nor the Bank, are subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2018 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
We, and our Bank, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.
ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.
(b) Not applicable.
(c) Repurchase Plans
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
Since the inception of the eleventh plan, the Company has repurchased 579,996 shares at an average share prices of $16.67. No shares were repurchased under this plan during the three months ended March 31, 2018 and 2017.
In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total repurchased shares for the periods indicated:

	Three Months Ended March 31,
	2018	2017
Repurchased shares to pay withholding taxes (1)	45,426	15,891
Stock repurchase to pay withholding taxes average share price	$31.66	$23.95
(1) During the three months ended March 31, 2018, 26,741 of the shares repurchased related to the withholding taxes due on the accelerated vesting of the restricted stock units of Puget Sound which were converted to Heritage common stock shares with an average share price of $31.80 under the terms of the merger.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended March 31, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018— January 31, 2018	26,741	$31.80	7,893,389	935,034
February 1, 2018— February 28, 2018	—	—	7,893,389	935,034
March 1, 2018— March 31, 2018	18,685	31.42	7,893,389	935,034
Total	45,426	$31.66
(1) All of the common shares repurchased by the Company between January 1, 2018 and March 31, 2018 represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units.
(2) Represents cumulative life-to-date shares repurchased.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.        OTHER INFORMATION
None

ITEM 6.     EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date

2.5	Agreement and Plan of Merger with Puget Sound Bancorp, Inc	8-K	2.1	7/27/2017

2.6	Agreement and Plan of Merger with Premier Commercial Bancorp, Inc	8-K	2.1	3/9/2018

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date:
May 10, 2018	/S/ BRIAN L. VANCE
Brian L. Vance
President and Chief Executive Officer

Date:
May 10, 2018	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer