Form 10-Q
period 2018-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2018-08-08
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018 or

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
As of July 31, 2018 there were 36,868,578 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
June 30, 2018

FORWARD LOOKING STATEMENTS:
This Quarterly Report on Form 10-Q ("Form 10-Q") may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including: our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel from our recent mergers with Puget Sound Bancorp, Inc., and Premier Commercial Bancorp, into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be effected by deterioration in the housing and commercial real estate markets, which may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses no longer being adequate to cover actual losses, and require us to increase our allowance for loan losses; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the bank regulators, including the possibility that any such regulatory authority may, among other things, initiate an enforcement action against the Company or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements on us, any of which could affect our ability to continue our growth through mergers, acquisitions or similar transactions and adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and implementing regulations, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules as a result of Basel III; our ability to control operating costs and expenses; increases in premiums for deposit insurance; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our Condensed Consolidated Statements of Financial Condition; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our growth strategies; increased competitive pressures among financial service companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 2017.
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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(In thousands, except shares)

	June 30, 2018	December 31, 2017
ASSETS
Cash on hand and in banks	$94,210	$78,293
Interest earning deposits	35,733	24,722
Cash and cash equivalents	129,943	103,015
Investment securities available for sale, at fair value	873,670	810,530
Loans held for sale	3,598	2,288
Loans receivable, net	3,328,288	2,849,071
Allowance for loan losses	(33,972)	(32,086)
Total loans receivable, net	3,294,316	2,816,985
Other real estate owned	434	—
Premises and equipment, net	75,364	60,325
Federal Home Loan Bank stock, at cost	8,616	8,347
Bank owned life insurance	82,031	75,091
Accrued interest receivable	13,482	12,244
Prepaid expenses and other assets	104,718	99,328
Other intangible assets, net	15,767	6,088
Goodwill	187,549	119,029
Total assets	$4,789,488	$4,113,270
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$3,968,935	$3,393,060
Federal Home Loan Bank advances	75,500	92,500
Junior subordinated debentures	20,156	20,009
Securities sold under agreement to repurchase	22,168	31,821
Accrued expenses and other liabilities	63,206	67,575
Total liabilities	4,149,965	3,604,965
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, no par value, 50,000,000 shares authorized; 34,021,094 and 29,927,746 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	491,026	360,590
Retained earnings	159,803	149,013
Accumulated other comprehensive loss, net	(11,306)	(1,298)
Total stockholders’ equity	639,523	508,305
Total liabilities and stockholders’ equity	$4,789,488	$4,113,270
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$41,141	$31,500	$79,300	$61,985
Taxable interest on investment securities	4,068	3,141	7,597	6,190
Nontaxable interest on investment securities	1,220	1,304	2,561	2,572
Interest on other interest earning assets	242	96	460	143
Total interest income	46,671	36,041	89,918	70,890
INTEREST EXPENSE
Deposits	2,195	1,407	4,155	2,673
Junior subordinated debentures	315	249	598	487
Other borrowings	418	251	585	464
Total interest expense	2,928	1,907	5,338	3,624
Net interest income	43,743	34,134	84,580	67,266
Provision for loan losses	1,750	1,131	2,902	1,998
Net interest income after provision for loan losses	41,993	33,003	81,678	65,268
NONINTEREST INCOME
Service charges and other fees	4,695	4,426	9,238	8,639
Gain on sale of investment securities, net	18	117	53	117
Gain on sale of loans, net	706	4,138	1,580	5,333
Interest rate swap fees	309	282	360	415
Other income	1,845	1,746	3,890	3,568
Total noninterest income	7,573	10,709	15,121	18,072
NONINTEREST EXPENSE
Compensation and employee benefits	19,321	16,272	40,688	32,296
Occupancy and equipment	4,810	3,818	9,437	7,628
Data processing	2,507	2,002	5,112	3,917
Marketing	823	805	1,631	1,612
Professional services	3,529	1,053	6,366	2,062
State and local taxes	716	639	1,404	1,188
Federal deposit insurance premium	375	357	730	657
Other real estate owned, net	—	21	—	52
Amortization of intangible assets	796	323	1,591	647
Other expense	2,829	2,519	5,494	4,973
Total noninterest expense	35,706	27,809	72,453	55,032
Income before income taxes	13,860	15,903	24,346	28,308
Income tax expense	2,003	4,075	3,402	7,164
Net income	$11,857	$11,828	$20,944	$21,144
Basic earnings per common share	$0.35	$0.40	$0.62	$0.71
Diluted earnings per common share	$0.35	$0.40	$0.62	$0.71
Dividends declared per common share	$0.15	$0.13	$0.30	$0.25
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$11,857	$11,828	$20,944	$21,144
Change in fair value of investment securities available for sale, net of tax of $(630), $1,491, $(2,638) and $2,285, respectively	(2,358)	2,766	(9,874)	4,239
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $(4), $(41), $(12) and $(41), respectively	(14)	(76)	(41)	(76)
Other comprehensive (loss) income	(2,372)	2,690	(9,915)	4,163
Comprehensive income	$9,485	$14,518	$11,029	$25,307
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except per share amounts)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock- holders’ equity
Balance at December 31, 2016	29,955	$359,060	$125,309	$(2,606)	$481,763
Restricted stock awards forfeited	(7)	—	—	—	—
Exercise of stock options	8	109	—	—	109
Stock-based compensation expense	—	1,040	—	—	1,040
Common stock repurchased	(28)	(674)	—	—	(674)
Net income	—	—	21,144	—	21,144
Other comprehensive income, net of tax	—	—	—	4,163	4,163
Cash dividends declared on common stock ($0.25 per share)	—	—	(7,497)	—	(7,497)
Balance at June 30, 2017	29,928	$359,535	$138,956	$1,557	$500,048

Balance at December 31, 2017	29,928	$360,590	$149,013	$(1,298)	$508,305
Restricted stock units vested, net of forfeitures of restricted stock awards	30	—	—	—	—
Exercise of stock options	3	47	—	—	47
Stock-based compensation expense	—	1,307	—	—	1,307
Common stock repurchased	(52)	(1,688)	—	—	(1,688)
Net income	—	—	20,944	—	20,944
Other comprehensive loss, net of tax	—	—	—	(9,915)	(9,915)
Common stock issued in business combination	4,112	130,770	—	—	130,770
Cash dividends declared on common stock ($0.30 per share)	—	—	(10,247)	—	(10,247)
ASU 2016-01 implementation	—	—	93	(93)	—
Balance at June 30, 2018	34,021	$491,026	$159,803	$(11,306)	$639,523
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$20,944	$21,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,140	5,459
Changes in net deferred loan costs, net of amortization	(254)	(509)
Provision for loan losses	2,902	1,998
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	419	3,482
Stock-based compensation expense	1,307	1,040
Amortization of intangible assets	1,591	647
Origination of loans held for sale	(40,048)	(54,449)
Proceeds from sale of loans	39,962	71,436
Earnings on bank owned life insurance	(666)	(747)
Gain on sale of loans, net	(1,580)	(5,333)
Gain on sale of investment securities, net	(53)	(117)
Gain on sale of assets held for sale	—	(53)
Impairment of assets held for sale	75	—
Loss on sale or write-off of furniture, equipment and leasehold improvements	—	12
Net cash provided by operating activities	29,739	44,010
Cash flows from investing activities:
Loans originated, net of principal payments	(96,127)	(135,709)
Maturities, calls and payments of investment securities available for sale	41,436	52,461
Purchase of investment securities available for sale	(147,360)	(57,972)
Purchase of premises and equipment	(16,659)	(1,382)
Proceeds from sales of other loans	4,532	21,319
Proceeds from sales of investment securities available for sale	107,579	15,032
Proceeds from sale of assets held for sale	—	265
Proceeds from redemption of Federal Home Loan Bank stock	22,138	16,456
Purchases of Federal Home Loan Bank stock	(21,784)	(17,975)
Proceeds from sale of premises and equipment	21	—
Capital contribution to low-income housing tax credit partnership	(8,169)	(7)
Net cash received from acquisitions	80,133	—
Net cash used in investing activities	(34,260)	(107,512)
Cash flows from financing activities:
Net increase in deposits	69,990	61,602
Federal Home Loan Bank advances	536,450	442,700
Repayments of Federal Home Loan Bank advances	(553,450)	(411,400)
Common stock cash dividends paid	(10,247)	(7,497)
Net decrease in securities sold under agreement to repurchase	(9,653)	(849)
Proceeds from exercise of stock options	47	109
Repurchase of common stock	(1,688)	(674)
Net cash provided by financing activities	31,449	83,991

	Six Months Ended June 30,
	2018	2017
Net increase in cash and cash equivalents	26,928	20,489
Cash and cash equivalents at beginning of period	103,015	103,745
Cash and cash equivalents at end of period	$129,943	$124,234

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,302	$3,688
Cash paid for income taxes	2,724	1,007

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$434	$32
Transfers of loans receivable to loans held for sale	—	5,779
Transfers of properties held for sale recorded in premises and equipment, net to prepaid expenses and other assets	221	2,687
Purchases of investment securities available for sale not settled	—	2,268
Business Combination:
Common stock issued for business combinations	130,770	—
Assets acquired (liabilities assumed) in acquisitions:
Investment securities available for sale	80,353	—
Loans receivable	388,462	—
Premises and equipment	732	—
Federal Home Loan Bank stock	623	—
Accrued interest receivable	1,448	—
Bank owned life insurance	6,264	—
Prepaid expenses and other assets	1,354	—
Other intangible assets	11,270	—
Deposits	(505,885)	—
Accrued expenses and other liabilities	(2,504)	—
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
Heritage Financial Corporation ("Heritage" or the “Company”) is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank (the “Bank”). The Bank is a Washington-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is headquartered in Olympia, Washington and conducts business from its 59 branch offices as of June 30, 2018 located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas.
On January 16, 2018, the Company completed the acquisition of Puget Sound Bancorp, Inc. (“Puget Sound”), the holding company for Puget Sound Bank, both of Bellevue, Washington (“Puget Sound Merger”). See Note (2) Business Combination for additional information on the merger.
On March 8, 2018, the Company entered into a definitive agreement to acquire Premier Commercial Bancorp, ("Premier Commercial") and its wholly-owned bank subsidiary, Premier Community Bank, both of Hillsboro, Oregon (the "Premier Merger"). The Premier Merger was completed on July 2, 2018. See Note (17) Subsequent Event for additional information on the merger.

(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Form 10-K”). In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. In preparing the unaudited Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ significantly from those estimates.

(c) Significant Accounting Policies
The significant accounting policies used in preparation of the Company's Condensed Consolidated Financial Statements are disclosed in the 2017 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies from those contained in the 2017 Annual Form 10-K, except for the accounting policy relating to revenue from contracts with customers adopted January 1, 2018, as discussed below.
Revenue from Contracts with Customers
Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (“ASC 606”), as amended, was adopted by the Company on January 1, 2018. ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope.  The Company's revenues are primarily composed of interest income on financial instruments, such as loans and investment securities, which are excluded from the scope of ASC 606.  Descriptions of our revenue-generating activities that are within the scope ASC 606, which are presented in Service Charges and Other Fees and Other Income on the Company’s Condensed Consolidated Statement of Income, are as follows:

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

•
Wealth Management and Trust Services: The Company earns fees from contracts with customers for fiduciary and brokerage activities. Revenues are generally recognized on a monthly basis and are generally based on a percentage of the customer’s assets under management or based on investment or insurance solutions that are implemented for the customer.

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

(d) Recently Issued Accounting Pronouncements
FASB ASU 2014-09, Revenue from Contracts with Customers, (as amended by FASB ASU 2015-14; FASB ASU 2016-08; FASB ASU 2016-10 and FASB ASU 2016-12), was issued in May 2014. Under this Accounting Standard Update ("ASU" or "Update"), the Financial Accounting Standards Board ("FASB") created a new Topic 606 which is in response to a joint initiative of FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and international financial reporting standards that would:

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
The Company adopted the revenue recognition guidance, as amended, on January 1, 2018 using the modified retrospective approach. A significant amount of the Company’s revenues are derived from interest income on financial assets, which are excluded from the scope of the amended guidance. With respect to noninterest income and related disclosures, the Company has identified and evaluated the revenue streams and underlying revenue contracts within the scope of the guidance. The Company did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance. The adoption of the Update did not have a material impact on the Company's Condensed Consolidated Financial Statements, but the adoption did change certain disclosure requirements as described in Significant Accounting Policies above.
FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), was issued in January 2016, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This Update contains several provisions, including but not limited to (1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and (4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Update also changes certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. The Company adopted this Update effective January 1, 2018 using the cumulative catch-up transition method. This change resulted in a cumulative adjustment of $93,000 from accumulated other comprehensive loss, net to retained earnings for the unrealized gain related to the Company's equity security. The Company's processes and procedures utilized to estimate the fair value of loans receivable and certificate of deposit accounts for disclosure requirements were additionally changed due to adoption of this Update. Previously, the Company valued these items using an entry price notion. This ASU emphasized that these instruments be measured using the exit price notion; accordingly, the Company refined its calculation as part of adopting this Update. Prior period information has not been updated to conform with the new guidance. See the Condensed Consolidated Statements of Stockholders' Equity and Note (14) Fair Value Measurements.
FASB ASU 2016-02, Leases (Topic 842) was originally issued in February 2016, to increase transparency and comparability of leases among organizations and to disclose key information about leasing arrangements. The Update sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Update requires lessees to apply a dual approach, classifying leases as either a finance or operating lease. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. All cash payments will be classified within operating activities in the statement of cash flows. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Update is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company anticipates adopting the Update on January 1, 2019. Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities on its Condensed Consolidated Statements of Financial Condition as a result of recognizing right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in its Condensed Consolidated Statements of Financial Condition.  During 2017, management developed its methodology to estimate the right-of use assets and lease liabilities. The Company anticipates electing an exclusion accounting policy for lease assets and lease liabilities for leases with a term of twelve months or less. The Company was committed to $13.7 million of minimum lease payments under noncancelable operating lease agreements at June 30, 2018. The Company does not expect the adoption of this Update will have a significant impact to its Condensed Consolidated Financial Statements.
FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued in June 2016. Commonly referred to as the current expected credit loss model ("CECL"), this Update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events including historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial asset not excluded from the scope that have the contractual right to receive cash. The Update replaces the incurred loss impairment methodology, which generally only considered past events and current conditions, with a methodology that reflects the expected credit losses and required consideration of a broader range of reasonable and supportable information to estimate all expected credit losses. The Update additionally addresses purchased assets and introduces the purchased financial asset with a more-than-insignificant amount of credit deterioration since origination ("PCD"). The accounting for these PCD assets is similar to the existing accounting guidance of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for PCI assets, except the subsequent improvements in estimated cash flows will be immediately recognized into income, similar to the immediate recognition of subsequent deteriorations in cash flows. Current guidance only allows for the prospective recognition of these cash flow improvements. Because the terminology has been changed to a "more-than-insignificant" amount of credit deterioration, the presumption is that more assets might qualify for this accounting under the Update than those under current guidance. For public business entities, the Update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for fiscal years after December 15, 2018. An entity will apply the Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. A prospective transition approach is required for debt securities. An entity that has previously applied the guidance of FASB ASC 310-30 will prospectively apply the guidance in this Update for PCD assets. A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. The Company is anticipating adopting the Update on January 1, 2020. Upon adoption, the Company expects a change in the processes, internal controls and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on PCI loans; however, the Company is still in the process of determining the magnitude of the increase and its impact on the Condensed Consolidated Financial Statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. During 2017, the Company's management created a CECL steering committee which has begun developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. To date, the CECL steering committee has selected a vendor to assist the Company in the adoption and has completed the implementation discovery sessions. The CECL steering committee is in the process of selecting appropriate methodologies and refining key data points in an effort to complete a mock CECL model by fourth quarter 2018.
FASB ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, was issued in August 2016. The Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. For public business entities, the guidance was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and must be applied using a retrospective transitional method to each period presented. The Company adopted this Update on January 1, 2018. The adoption did not have a significant impact on its Condensed Consolidated Financial Statements as cash proceeds received from the settlement of bank-owned life insurance policies and cash payments for premiums on bank-owned life insurance policies were previously classified as cash inflows and outflows, respectively, from investing activities in the Condensed Consolidated Statements of Cash Flows.
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
FASB ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting was issued in May 2017 to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this Update, an entity should account for the effects of a modification unless the fair value, vesting conditions and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. The Update was effective for reporting periods beginning after December 15, 2017. The Company adopted the Update on January 1, 2018. The adoption did not have a material impact on its Condensed Consolidated Financial Statements because no share-based payment award was modified during the six months ended June 30, 2018. The Company will apply this Update prospectively for any subsequent modifications of share-based payment awards.
FASB ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 ("Tax Cuts and Jobs Act") that changed the Company’s income tax rate from 35% to 21%. The Update changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The Update is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company early adopted ASU 2018-02 effective December 31, 2017 and elected a portfolio policy to reclassify the stranded tax effects of the change in the federal corporate tax rate of the net unrealized gains on our available-for-sale investment securities from accumulated other comprehensive loss, net to retained earnings.
FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 was issued to provide guidance on the income tax accounting implications of the Tax Cuts and Jobs Act, and allows for entities to report provisional amounts for specific income tax effects of the Tax Cuts and

Jobs Act for which the accounting under ASC Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under ASC Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this Update with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-K as of December 31, 2017. As of June 30, 2018, the Company did not incur any adjustments to the provisional recognition.

(2)	Business Combination
On July 26, 2017, the Company, along with the Bank, and Puget Sound Bancorp, Inc. and its wholly owned subsidiary bank, Puget Sound Bank, jointly announced the signing of a definitive agreement. The Puget Sound Merger was effective on January 16, 2018. As of the acquisition date, Puget Sound merged into Heritage and Puget Sound Bank merged into Heritage Bank. The primary reason for the transaction was to create depth in the Company's geographic footprint consistent with its ongoing growth strategy, focused heavily on metro markets, and to achieve operational scale and realize efficiencies of a larger combined organization.
Pursuant to the terms of the definitive agreement, all outstanding Puget Sound restricted stock awards became immediately vested prior to the Puget Sound Merger and Puget Sound shareholders received 1.1688 shares of Heritage common stock per share of Puget Sound stock. Heritage issued an aggregate of 4,112,258 shares of its common stock based on the January 12, 2018 closing price of Heritage Common stock of $31.80 for total fair value of common shares issued of $130.8 million and paid cash of $3,000 for fractional shares in the transaction for total consideration paid of $130.8 million. Total consideration includes $851,000 representing 26,741 shares which were forfeited by the Puget Sound shareholders to pay applicable taxes.
The Puget Sound Merger resulted in $68.5 million of goodwill. This goodwill is not deductible for tax purposes.
The Puget Sound Merger constitutes a business acquisition as defined by FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. Heritage was considered the acquirer in this transaction. Accordingly, the preliminary estimates of fair values of the Puget Sound assets, including the identifiable intangible assets, and the assumed liabilities in the Puget Sound Merger were measured and recorded as of January 16, 2018. Fair values on the acquisition date are preliminary and represent management’s best estimates based on available information and facts and circumstances in existence on the acquisition date. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. The Company expects to finalize the purchase price allocation by the third quarter of 2018 when the valuation of tax-related matters is complete.

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

The operating results of the Company for the three and six months ended June 30, 2018 include the operating results produced by the net assets acquired in the Puget Sound Merger since the January 16, 2018 merger date. The Company has considered the requirement of FASB ASC 805 related to the contribution of the Puget Sound Merger to the Company’s results of operations. The table below presents only the significant results for the acquired business since the January 16, 2018 merger date:

	Three Months Ended(1)	Six Months Ended(1)
	June 30, 2018
	(In thousands)
Interest income: Interest and fees on loans(2)	$6,130	$10,647
Interest income: Interest and fees on investments (3)	—	59
Interest income: Other interest earning assets	25	113
Interest expense	(180)	(324)
Provision for loan losses for loans	(350)	(550)
Noninterest income	109	257
Noninterest expense (4)	(2,092)	(7,672)
Net effect, pre-tax	$3,642	$2,530
(1) The Puget Sound Merger was completed on January 16, 2018.
(2) Includes the accretion of the discount on the purchased loans of $1.1 million and $1.5 million during the three and six months ended June 30, 2018, respectively.
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
During the three and six months ended June 30, 2018, the Company incurred acquisition-related costs of approximately $551,000 and $5.0 million, respectively, related to the Puget Sound Merger.

(3)	Investment Securities

As a result of the adoption of ASU 2016-01 on January 1, 2018, equity investments (except for investments accounted for under the equity method of accounting) are now measured at fair value, with changes in fair value recognized in earnings. These investments were previously measured at fair value, with changes in fair value recognized in accumulated other comprehensive loss. Accordingly, these securities are no longer classified as investment securities available-for-sale and their presentation is not comparable to the presentation as of December 31, 2017. See Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements, as well as Equity Securities section discussed below.

Available for sale investment securities
(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2018
U.S. Treasury and U.S. Government-sponsored agencies	$52,256	$42	$(234)	$52,064
Municipal securities	202,918	1,366	(1,262)	203,022
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	319,492	352	(7,722)	312,122
Commercial	257,858	141	(7,778)	250,221
Collateralized loan obligations	2,253	3	—	2,256
Corporate obligations	25,617	153	(80)	25,690
Other asset-backed securities	27,603	692	—	28,295
Total	$887,997	$2,749	$(17,076)	$873,670

December 31, 2017
U.S. Treasury and U.S. Government-sponsored agencies	$13,460	$6	$(24)	$13,442
Municipal securities	247,358	3,720	(1,063)	250,015
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	282,724	422	(2,935)	280,211
Commercial	219,696	444	(3,061)	217,079
Collateralized loan obligations	4,561	19	—	4,580
Corporate obligations	16,594	220	(44)	16,770
Other securities (2)	27,781	652	—	28,433
Total	$812,174	$5,483	$(7,127)	$810,530

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.

(2)	Primarily asset-backed securities.
There were no securities classified as trading or held to maturity at June 30, 2018 or December 31, 2017.
The amortized cost and fair value of investment securities available for sale at June 30, 2018, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$24,656	$24,690
Due after one year through five years	149,590	148,197
Due after five years through ten years	254,873	248,759
Due after ten years	458,878	452,024
Total	$887,997	$873,670

(b) Unrealized Losses and Other-Than-Temporary Impairments
The following table shows the gross unrealized losses and fair value of the Company's investment securities available for sale that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of June 30, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2018
U.S. Treasury and U.S. Government-sponsored agencies	$34,674	$(223)	$536	$(11)	$35,210	$(234)
Municipal securities	63,443	(552)	22,903	(710)	86,346	(1,262)
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	178,865	(3,954)	78,330	(3,768)	257,195	(7,722)
Commercial	128,298	(3,058)	94,847	(4,720)	223,145	(7,778)
Corporate obligations	15,482	(80)	—	—	15,482	(80)
Total	$420,762	$(7,867)	$196,616	$(9,209)	$617,378	$(17,076)

December 31, 2017
U.S. Treasury and U.S. Government-sponsored agencies	$11,436	$(24)	$—	$—	$11,436	$(24)
Municipal securities	39,298	(384)	26,509	(679)	65,807	(1,063)
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	175,847	(1,296)	66,380	(1,639)	242,227	(2,935)
Commercial	75,121	(700)	90,822	(2,361)	165,943	(3,061)
Corporate obligations	3,472	(44)	—	—	3,472	(44)
Total	$305,174	$(2,448)	$183,711	$(4,679)	$488,885	$(7,127)
(1) Issued and guaranteed by U.S. Government-sponsored agencies.
The Company has evaluated these investment securities available for sale as of June 30, 2018 and December 31, 2017 and has determined that the decline in their value is not other-than-temporary. The unrealized losses are primarily due to increases in market interest rates. The fair value of these securities is expected to recover as the securities approach their maturity date. None of the underlying issuers of the municipal securities and corporate obligations had credit ratings that were below investment grade levels at June 30, 2018 or December 31, 2017. The Company has the ability and intent to hold the investments until recovery of the securities' amortized cost, which may be the maturity date of the securities.
For the three and six months ended June 30, 2018 and 2017, there were no other-than-temporary charges recorded to net income.

(c) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of securities available for sale for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Gross realized gains	$18	$117	$122	$117
Gross realized losses	—	—	(69)	—
Net realized gains	$18	$117	$53	$117

(d) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$197,047	$193,946	$206,377	$206,425
Repurchase agreements	45,463	44,207	48,750	48,237
Other securities pledged	20,048	19,742	12,484	12,498
Total	$262,558	$257,895	$267,611	$267,160

Equity Securities
The Company holds an equity security with a readily determinable fair value of $162,000 and $146,000 as of June 30, 2018 and December 31, 2017, respectively. As a result of the adoption of ASU 2016-01, this security is no longer classified as investment security available for sale and has been reclassified to prepaid expenses and other assets on the Company's Condensed Consolidated Statements of Financial Condition as of June 30, 2018. As such, its presentation is not comparable to the presentation as of December 31, 2017. The Company recorded the tax-effected unrealized gain on the equity security through an adjustment to accumulated other comprehensive loss, net and retained earnings in the Condensed Consolidated Statement of Stockholders' Equity during the six months ended June 30, 2018.

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
Loans receivable at June 30, 2018 and December 31, 2017 consisted of the following portfolio segments and classes:

	June 30, 2018	December 31, 2017
	(In thousands)
Commercial business:
Commercial and industrial	$800,043	$645,396
Owner-occupied commercial real estate	693,330	622,150
Non-owner occupied commercial real estate	1,187,548	986,594
Total commercial business	2,680,921	2,254,140
One-to-four family residential	92,518	86,997
Real estate construction and land development:
One-to-four family residential	71,934	51,985
Five or more family residential and commercial properties	93,315	97,499
Total real estate construction and land development	165,249	149,484
Consumer	385,987	355,091
Gross loans receivable	3,324,675	2,845,712
Net deferred loan costs	3,613	3,359
Loans receivable, net	3,328,288	2,849,071
Allowance for loan losses	(33,972)	(32,086)
Total loans receivable, net	$3,294,316	$2,816,985
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within its primary market areas which are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County in Oregon, as well as other contiguous markets. The majority of the Company’s loan portfolio consists of (in order of balances at June 30, 2018) non-owner occupied commercial real estate, commercial and industrial and owner-occupied commercial real estate. As of June 30, 2018 and December 31, 2017, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.

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

•
Grade 7: This grade includes “Other Assets Especially Mentioned” (“OAEM”) loans in accordance with regulatory guidelines and is intended to highlight loans with elevated risks. Loans with this grade show signs of deteriorating profits and capital, and the borrower might not be strong enough to sustain a major setback. The borrower is typically higher than normally leveraged, and outside support might be modest and likely illiquid. The loan is at risk of further decline unless active measures are taken to correct the situation.

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

The following tables present the balance of the loans receivable by credit quality indicator as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Pass	OAEM	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$731,265	$23,559	$45,219	$—	$800,043
Owner-occupied commercial real estate	656,991	16,402	19,937	—	693,330
Non-owner occupied commercial real estate	1,161,596	10,972	14,980	—	1,187,548
Total commercial business	2,549,852	50,933	80,136	—	2,680,921
One-to-four family residential	91,264	—	1,254	—	92,518
Real estate construction and land development:
One-to-four family residential	70,499	267	1,168	—	71,934
Five or more family residential and commercial properties	93,258	57	—	—	93,315
Total real estate construction and land development	163,757	324	1,168	—	165,249
Consumer	381,341	—	4,121	525	385,987
Gross loans receivable	$3,186,214	$51,257	$86,679	$525	$3,324,675

	December 31, 2017
	Pass	OAEM	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$597,697	$19,536	$28,163	$—	$645,396
Owner-occupied commercial real estate	595,455	12,668	14,027	—	622,150
Non-owner occupied commercial real estate	955,450	10,494	20,650	—	986,594
Total commercial business	2,148,602	42,698	62,840	—	2,254,140
One-to-four family residential	85,762	—	1,235	—	86,997
Real estate construction and land development:
One-to-four family residential	49,925	537	1,523	—	51,985
Five or more family residential and commercial properties	96,404	707	388	—	97,499
Total real estate construction and land development	146,329	1,244	1,911	—	149,484
Consumer	349,590	—	4,976	525	355,091
Gross loans receivable	$2,730,283	$43,942	$70,962	$525	$2,845,712

Potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans may include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of FASB ASC 310-30. Potential problem loans as of June 30, 2018 and December 31, 2017 were $101.5 million and $83.5 million, respectively.

(d) Nonaccrual Loans
Nonaccrual loans, segregated by segments and classes of loans, were as follows as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In thousands)
Commercial business:
Commercial and industrial	$8,376	$3,110
Owner-occupied commercial real estate	4,690	4,090
Non-owner occupied commercial real estate	2,169	1,898
Total commercial business	15,235	9,098
One-to-four family residential	77	81
Real estate construction and land development:
One-to-four family residential	1,084	1,247
Consumer	127	277
Nonaccrual loans	$16,523	$10,703
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
The balances of past due loans, segregated by segments and classes of loans, as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$3,719	$4,122	$7,841	$792,202	$800,043
Owner-occupied commercial real estate	129	868	997	692,333	693,330
Non-owner occupied commercial real estate	1,501	3,238	4,739	1,182,809	1,187,548
Total commercial business	5,349	8,228	13,577	2,667,344	2,680,921
One-to-four family residential	—	—	—	92,518	92,518
Real estate construction and land development:
One-to-four family residential	—	309	309	71,625	71,934
Five or more family residential and commercial properties	—	—	—	93,315	93,315
Total real estate construction and land development	—	309	309	164,940	165,249
Consumer	1,634	53	1,687	384,300	385,987
Gross loans receivable	$6,983	$8,590	$15,573	$3,309,102	$3,324,675

	December 31, 2017
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,993	$1,172	$4,165	$641,231	$645,396
Owner-occupied commercial real estate	1,277	1,225	2,502	619,648	622,150
Non-owner occupied commercial real estate	870	3,314	4,184	982,410	986,594
Total commercial business	5,140	5,711	10,851	2,243,289	2,254,140
One-to-four family residential	513	—	513	86,484	86,997
Real estate construction and land development:
One-to-four family residential	84	1,331	1,415	50,570	51,985
Five or more family residential and commercial properties	40	—	40	97,459	97,499
Total real estate construction and land development	124	1,331	1,455	148,029	149,484
Consumer	1,939	687	2,626	352,465	355,091
Gross loans receivable	$7,716	$7,729	$15,445	$2,830,267	$2,845,712

There were no loans 90 days or more past due that were still accruing interest as of June 30, 2018 or December 31, 2017, excluding PCI loans.

(f) Impaired loans
Impaired loans include nonaccrual loans and performing troubled debt restructured ("TDR") loans. The balances of impaired loans as of June 30, 2018 and December 31, 2017 are set forth in the following tables.

	June 30, 2018
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$5,716	$12,238	$17,954	$18,825	$1,706
Owner-occupied commercial real estate	930	11,254	12,184	12,493	1,724
Non-owner occupied commercial real estate	4,662	5,923	10,585	10,558	784
Total commercial business	11,308	29,415	40,723	41,876	4,214
One-to-four family residential	—	291	291	301	90
Real estate construction and land development:
One-to-four family residential	775	309	1,084	1,842	5
Total real estate construction and land development	775	309	1,084	1,842	5
Consumer	53	329	382	447	74
Total	$12,136	$30,344	$42,480	$44,466	$4,383

	December 31, 2017
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$2,127	$9,872	$11,999	$12,489	$1,326
Owner-occupied commercial real estate	2,452	4,356	6,808	7,054	621
Non-owner occupied commercial real estate	4,722	11,297	16,019	16,172	1,222
Total commercial business	9,301	25,525	34,826	35,715	3,169
One-to-four family residential	—	299	299	308	93
Real estate construction and land development:
One-to-four family residential	938	309	1,247	2,200	2
Five or more family residential and commercial properties	—	645	645	645	37
Total real estate construction and land development	938	954	1,892	2,845	39
Consumer	160	282	442	466	54
Total	$10,399	$27,060	$37,459	$39,334	$3,355
The average recorded investment of impaired loans for the three and six months ended June 30, 2018 and 2017 are set forth in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Commercial business:
Commercial and industrial	$17,299	$6,925	$15,534	$8,742
Owner-occupied commercial real estate	12,643	3,278	12,622	3,760
Non-owner occupied commercial real estate	10,426	11,252	10,366	11,274
Total commercial business	40,368	21,455	38,522	23,776
One-to-four family residential	293	312	295	315
Real estate construction and land development:
One-to-four family residential	1,116	2,636	1,159	2,781
Five or more family residential and commercial properties	—	1,067	215	1,070
Total real estate construction and land development	1,116	3,703	1,374	3,851
Consumer	381	235	401	260
Total	$42,158	$25,705	$40,592	$28,202
For the three and six months ended June 30, 2018 and 2017, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three and six months ended June 30, 2018, the Bank recorded $360,000 and $686,000, respectively, of interest income related to performing TDR loans. For the three and six months ended June 30, 2017, the Bank recorded $281,000 and $646,000, respectively, of interest income related to performing TDR loans.

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
The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR loans as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
TDR loans	$25,957	$6,761	$26,757	$5,193
Allowance for loan losses on TDR loans	2,492	726	2,635	379

The unfunded commitment to borrowers related to TDR loans was $1.0 million and $1.2 million at June 30, 2018 and December 31, 2017, respectively.
Loans that were modified as TDR loans during the three and six months ended June 30, 2018 and 2017 are set forth in the following table:

	Three Months Ended June 30,
	2018		2017
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	9	$2,981	5	$3,439
Owner-occupied commercial real estate	1	570	—	—
Non-owner occupied commercial real estate	—	—	1	947
Total commercial business	10	3,551	6	4,386
Real estate construction and land development:
One-to-four family residential	—	—	2	745
Total real estate construction and land development	—	—	2	745
Consumer	3	33	1	10
Total loans modified as TDR loans	13	$3,584	9	$5,141

	Six Months Ended June 30,
	2018		2017
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	17	$6,193	10	$4,913
Owner-occupied commercial real estate	1	570	1	54
Non-owner occupied commercial real estate	2	2,380	1	948
Total commercial business	20	9,143	12	5,915
Real estate construction and land development:
One-to-four family residential	—	—	4	1,889
Total real estate construction and land development	—	—	4	1,889
Consumer	6	107	2	18
Total TDR loans	26	$9,250	18	$7,822

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three and six months ended June 30, 2018 and 2017.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. There were no advances on these types of loans during the three and six months ended June 30, 2018 and 2017.

Certain loans included in the table above may have been previously reported as TDR loans. The Bank typically grants shorter extension periods to continually monitor these TDR loans despite the fact that the extended date might not be the date the Bank expects sufficient cash flow from these borrowers. The Bank does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR loan and are adjusted, as necessary, in the current period based on more recent information. The related specific valuation allowance at June 30, 2018 was $738,000 for loans that were modified as TDR loans during the three and six months ended June 30, 2018.
Loans that were modified during the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2018 and 2017 are set forth in the following table:

	Three Months Ended June 30,
	2018		2017
	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	4	$2,725	—	$—
Total commercial business	4	2,725	—	—
Consumer	—	—	3	36
Total	4	$2,725	3	$36

	Six Months Ended June 30,
	2018		2017
	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	5	$3,006	1	$234
Non-owner occupied commercial real estate	1	73	—	—
Total commercial business	6	3,079	1	234
Real estate construction and land development:
One-to-four family residential	2	775	—	—
Total real estate construction and land development	2	775	—	—
Consumer	—	—	3	36
Total	8	$3,854	4	$270
During the three and six months ended June 30, 2018, two loans and six loans, respectively, defaulted because they were past their modified maturity dates, and the borrowers have not subsequently repaid the credits. The Bank has chosen not to extend the maturities on these loans. In addition, during the three and six months ended June 30, 2018, two loans and two loans, respectively, defaulted because the borrowers were more than 90 days delinquent on their scheduled loan payments. The Bank had no specific valuation allowance at June 30, 2018 related to the credits which defaulted during the six months ended June 30, 2018.
During the three and six months ended June 30, 2017, three loans and four loans, respectively, defaulted because the borrowers were more than 90 days delinquent on their scheduled loan payments.

(h) Purchased Credit Impaired Loans
The Company acquired certain loans and designated them, as appropriate, as PCI loans, which are accounted for under FASB ASC 310-30. No loans acquired in the Puget Sound Merger effective January 16, 2018 were considered PCI.

The following table reflects the outstanding principal balance and recorded investment of the PCI loans at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$7,307	$3,819	$8,818	$2,912
Owner-occupied commercial real estate	9,737	8,605	12,230	11,515
Non-owner occupied commercial real estate	12,545	11,033	14,295	13,342
Total commercial business	29,589	23,457	35,343	27,769
One-to-four family residential	3,701	3,833	4,120	5,255
Real estate construction and land development:
One-to-four family residential	107	391	841	89
Five or more family residential and commercial properties	193	11	2,361	2,035
Total real estate construction and land development	300	402	3,202	2,124
Consumer	2,932	4,160	3,974	5,455
Gross PCI loans	$36,522	$31,852	$46,639	$40,603
On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Balance at the beginning of the period	$11,269	$13,132	$11,224	$13,860
Accretion	(587)	(935)	(1,368)	(1,929)
Disposal and other	(273)	(653)	(1,971)	(1,143)
Change in accretable yield	(349)	752	2,175	1,508
Balance at the end of the period	$10,060	$12,296	$10,060	$12,296

(5)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio. The following tables detail the activity in the allowance for loan losses disaggregated by segment and class for the three and six months ended June 30, 2018:

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended June 30, 2018
Commercial business:
Commercial and industrial	$9,943	$(541)	$65	$721	$10,188
Owner-occupied commercial real estate	5,040	(1)	3	204	5,246
Non-owner occupied commercial real estate	7,589	—	—	137	7,726
Total commercial business	22,572	(542)	68	1,062	23,160
One-to-four family residential	1,083	(15)	—	53	1,121
Real estate construction and land development:
One-to-four family residential	941	—	2	73	1,016
Five or more family residential and commercial properties	1,115	—	—	(71)	1,044
Total real estate construction and land development	2,056	—	2	2	2,060
Consumer	6,054	(694)	142	803	6,305
Unallocated	1,496	—	—	(170)	1,326
Total	$33,261	$(1,251)	$212	$1,750	$33,972

Six Months Ended June 30, 2018
Commercial business:
Commercial and industrial	$9,910	$(622)	$564	$336	$10,188
Owner-occupied commercial real estate	3,992	(1)	5	1,250	5,246
Non-owner occupied commercial real estate	8,097	—	—	(371)	7,726
Total commercial business	21,999	(623)	569	1,215	23,160
One-to-four family residential	1,056	(15)	—	80	1,121
Real estate construction and land development:
One-to-four family residential	862	—	2	152	1,016
Five or more family residential and commercial properties	1,190	—	—	(146)	1,044
Total real estate construction and land development	2,052	—	2	6	2,060
Consumer	6,081	(1,179)	230	1,173	6,305
Unallocated	898	—	—	428	1,326
Total	$32,086	$(1,817)	$801	$2,902	$33,972

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of June 30, 2018.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,706	$7,564	$918	$10,188
Owner-occupied commercial real estate	1,724	2,736	786	5,246
Non-owner occupied commercial real estate	784	6,118	824	7,726
Total commercial business	4,214	16,418	2,528	23,160
One-to-four family residential	90	879	152	1,121
Real estate construction and land development:
One-to-four family residential	5	787	224	1,016
Five or more family residential and commercial properties	—	957	87	1,044
Total real estate construction and land development	5	1,744	311	2,060
Consumer	74	5,601	630	6,305
Unallocated	—	1,326	—	1,326
Total	$4,383	$25,968	$3,621	$33,972
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of June 30, 2018:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$17,954	$778,270	$3,819	$800,043
Owner-occupied commercial real estate	12,184	672,541	8,605	693,330
Non-owner occupied commercial real estate	10,585	1,165,930	11,033	1,187,548
Total commercial business	40,723	2,616,741	23,457	2,680,921
One-to-four family residential	291	88,394	3,833	92,518
Real estate construction and land development:
One-to-four family residential	1,084	70,459	391	71,934
Five or more family residential and commercial properties	—	93,304	11	93,315
Total real estate construction and land development	1,084	163,763	402	165,249
Consumer	382	381,445	4,160	385,987
Total	$42,480	$3,250,343	$31,852	$3,324,675

The following tables detail activity in the allowance for loan losses disaggregated by segment and class for the three and six months ended June 30, 2017.

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
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2017:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$11,999	$630,485	$2,912	$645,396
Owner-occupied commercial real estate	6,808	603,827	11,515	622,150
Non-owner occupied commercial real estate	16,019	957,233	13,342	986,594
Total commercial business	34,826	2,191,545	27,769	2,254,140
One-to-four family residential	299	81,443	5,255	86,997
Real estate construction and land development:
One-to-four family residential	1,247	50,649	89	51,985
Five or more family residential and commercial properties	645	94,819	2,035	97,499
Total real estate construction and land development	1,892	145,468	2,124	149,484
Consumer	442	349,194	5,455	355,091
Total	$37,459	$2,767,650	$40,603	$2,845,712

(6)	Other Real Estate Owned
Changes in other real estate owned during the three and six months ended June 30, 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Balance at the beginning of the period	$—	$786	$—	$754
Additions	434	—	434	32
Balance at the end of the period	$434	$786	$434	$786

At June 30, 2018, the carrying amount of other real estate owned that was the result of foreclosure and obtaining physical possession of residential real estate properties was $434,000. At June 30, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties (included in the one-to-four family residential loans in Note (4) Loans Receivable) for which formal foreclosure proceedings were in process was $77,000.

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
The following table presents the change in goodwill for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Balance at the beginning of the period	$187,549	$119,029	$119,029	$119,029
Additions as a result of acquisitions (1)	—	—	68,520	—
Balance at the end of the period	$187,549	$119,029	$187,549	$119,029
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

The following table presents the change in other intangible assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Balance at the beginning of the period	$16,563	$7,050	$6,088	$7,374
Additions as a result of acquisitions (1)	—	—	11,270	—
Amortization	(796)	(323)	(1,591)	(647)
Balance at the end of the period	$15,767	$6,727	$15,767	$6,727
(1) See Note (2) Business Combination

(8)	Junior Subordinated Debentures
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
The adjustable rate of the trust preferred securities at June 30, 2018 was 3.90%. The weighted average rate of the junior subordinated debentures was as follows for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average rate (1)	6.28%	5.04%	6.01%	4.96%
(1) The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.
The junior subordinated debentures are the sole assets of the Trust and payments under the junior subordinated debentures are the sole revenues of the Trust. At June 30, 2018 and December 31, 2017, the balance of the junior subordinated debentures, net of unaccreted discount, was $20.2 million and $20.0 million, respectively. All of the common securities of the Trust are owned by the Company. Heritage has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. For financial reporting purposes, the Company's investment in the Master Trust is accounted for under the equity method and is included in prepaid expenses and other assets on the Company's Condensed Consolidated Statements of Financial Condition. The junior subordinated debentures issued and guaranteed by the Company and held by the Master Trust are reflected as liabilities on the Company's Condensed Consolidated Statements of Financial Condition.

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
The following table presents the Company's repurchase agreement obligations by class of collateral pledged:

	June 30, 2018	December 31, 2017
	(In thousands)
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	$10,444	$11,239
Commercial	11,724	20,582
Total repurchase agreements	$22,168	$31,821
(1) Issued and guaranteed by U.S. Government-sponsored agencies.

(10)	Other Borrowings
(a) FHLB
The Federal Home Loan Bank ("FHLB") of Des Moines functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At June 30, 2018, the Bank maintained a credit facility with the FHLB of Des Moines with available borrowing capacity of $838.1 million and had short-term FHLB advances outstanding of $75.5 million with maturity dates within 30 days. At December 31, 2017 there were FHLB advances outstanding of $92.5 million.
The following table sets forth the details of FHLB advances during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
FHLB Advances:
Average balance during the period	$79,115	$107,125	$57,544	$104,144
Maximum month-end balance during the period	$154,500	$137,450	$154,500	$137,450
Weighted average rate during the period	2.04%	0.89%	1.93%	0.86%
Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Bank, deposits at the FHLB, certain one-to-four single family residential loans or other assets, investment securities which are obligations of or guaranteed by the United States, or other assets. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 160% of outstanding advances depending on the type of collateral.

(b) Federal Funds Purchased
The Bank maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank ("TIB") and Pacific Coast Bankers’ Bank to purchase federal funds of up to $90.0 million as of June 30, 2018. The lines generally mature annually or are reviewed annually. As of June 30, 2018 and December 31, 2017, there were no federal funds purchased.

(c) Credit Facilities
The Bank maintains a credit facility with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") with available borrowing capacity of $58.1 million as of June 30, 2018, on which there were no borrowings outstanding as of June 30, 2018 or December 31, 2017. Any advances on the credit facility would have to be first secured by the Bank's investment securities or loans receivable.

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
The notional amounts and estimated fair values of interest rate derivative contracts outstanding at June 30, 2018 and December 31, 2017 are presented in the following table.

	June 30, 2018		December 31, 2017
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swaps with customer (1)	$163,257	$(5,454)	$146,537	$(882)
Interest rate swap with third party (1)	163,257	5,454	146,537	882
 (1) The estimated fair value of the derivative included in prepaid and other assets on the Condensed Consolidated Statements of Financial Condition was $6.6 million and $3.4 million as of June 30, 2018 and December 31, 2017, respectively. The estimated fair value of the derivative included in accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition was $6.6 million and $3.4 million as of June 30, 2018 and December 31, 2017, respectively.

(12)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income:
Net income	$11,857	$11,828	$20,944	$21,144
Less: Dividends and undistributed earnings allocated to participating securities	(57)	(83)	(110)	(164)
Net income allocated to common shareholders	$11,800	$11,745	$20,834	$20,980
Basic:
Weighted average common shares outstanding	34,023,566	29,939,280	33,680,014	29,945,641
Less: Restricted stock awards	(88,905)	(183,082)	(107,897)	(215,446)
Total basic weighted average common shares outstanding	33,934,661	29,756,198	33,572,117	29,730,195
Diluted:
Basic weighted average common shares outstanding	33,934,661	29,756,198	33,572,117	29,730,195
Effect of potentially dilutive common shares (1)	172,631	83,411	157,819	64,042
Total diluted weighted average common shares outstanding	34,107,292	29,839,609	33,729,936	29,794,237

(1)	Represents the effect of the assumed exercise of stock options and vesting of restricted stock units.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the three and six months ended June 30, 2018 and 2017, there were no anti-dilutive shares outstanding related to options to acquire common stock. Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity for the six months ended June 30, 2018 and calendar year 2017.

Declared	Cash Dividend per Share	Record Date	Paid Date
January 25, 2017	$0.12	February 9, 2017	February 23, 2017
April 25, 2017	$0.13	May 10, 2017	May 24, 2017
July 25, 2017	$0.13	August 10, 2017	August 24, 2017
October 25, 2017	$0.13	November 8, 2017	November 22, 2017
October 25, 2017	$0.10	November 8, 2017	November 22, 2017	*
January 24, 2018	$0.15	February 7, 2018	February 21, 2018
April 25, 2018	$0.15	May 10, 2018	May 24, 2018
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
Since the inception of the eleventh plan, the Company has repurchased 579,996 shares at an average share prices of $16.67. No shares were repurchased under this plan during the three and six months ended June 30, 2018 and 2017.
In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total repurchased shares for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Repurchased shares to pay withholding taxes (1)	7,394	11,476	52,820	27,367
Stock repurchase to pay withholding taxes average share price	$33.84	$25.50	$31.96	$24.60
(1) During the six months ended June 30, 2018, the Company repurchased 26,741 of shares related to the withholding taxes due on the accelerated vesting of the restricted stock units of Puget Sound which were converted to Heritage common stock shares with an average share price of $31.80 under the terms of the merger. See Note (2) Business Combination.

(d) Issuance of Common Stock
The Puget Sound Merger was effective on January 16, 2018. In conjunction with the merger was the issuance of 4,112,258 shares of the Company's common stock at the merger date share price of $31.80 for a fair value of $130.8 million.

(13)	Accumulated Other Comprehensive (Loss) Income
The changes in accumulated other comprehensive (loss) income (“AOCI”), all of which are due to changes in the fair value of available for sale securities and are net of tax, during the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended		Six Months Ended
	2018	2017	2018	2017
	(In thousands)
Balance of AOCI at the beginning of period	$(8,934)	$(1,133)	$(1,298)	$(2,606)
Other comprehensive (loss) income before reclassification	(2,358)	2,766	(9,874)	4,239
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(14)	(76)	(41)	(76)
Net current period other comprehensive (loss) income	(2,372)	2,690	(9,915)	4,163
ASU 2016-01 implementation	—	—	(93)	—
Balance of AOCI at the end of period	$(11,306)	$1,557	$(11,306)	$1,557

(14)	Fair Value Measurements
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$52,064	$—	$52,064	$—
Municipal securities	203,022	—	203,022	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	312,122	—	312,122	—
Commercial	250,221	—	250,221	—
Collateralized loan obligations	2,256	—	2,256	—
Corporate obligations	25,690	—	25,690	—
Other asset-backed securities	28,295	—	28,295	—
Total investment securities available for sale	873,670	—	873,670	—
Derivative assets - interest rate swaps	6,629	—	6,629	—
Liabilities
Derivative liabilities - interest rate swaps	$6,629	$—	$6,629	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$13,442	$—	$13,442	$—
Municipal securities	250,015	—	250,015	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	280,211	—	280,211	—
Commercial	217,079	—	217,079	—
Collateralized loan obligations	4,580	—	4,580	—
Corporate obligations	16,770	—	16,770	—
Other securities	28,433	146	28,287	—
Total investment securities available for sale	810,530	146	810,384	—
Derivative assets - interest rate swaps	3,418	—	3,418	—
Liabilities
Derivative liabilities - interest rate swaps	$3,418	$—	$3,418	$—
There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2018 and 2017.
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The tables below represent assets measured at fair value on a nonrecurring basis at June 30, 2018 and December 31, 2017 and the net losses recorded in earnings during three and six months ended June 30, 2018 and 2017.

	Basis(1)	Fair Value at June 30, 2018
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended June 30, 2018	Net Losses (Gains) Recorded in Earnings During the Six Months Ended June 30, 2018
	(In thousands)
Impaired loans:
Real estate construction and land development:
One-to-four family residential	$976	$304	$—	$—	$304	$3	3
Total assets measured at fair value on a nonrecurring basis	$976	$304	$—	$—	$304	$3	$3

(1)	Basis represents the unpaid principal balance of impaired loans.

	Basis(1)	Fair Value at December 31, 2017
		Total	Level 1	Level 2	Level 3	Net Losses Recorded in Earnings During the Three Months Ended June 30, 2017	Net Losses (Gains) Recorded in Earnings During the Six Months Ended June 30, 2017
	(In thousands)
Impaired loans:
Real estate construction and land development:
One-to-four family residential	$976	$307	$—	$—	$307	$—	—
Total assets measured at fair value on a nonrecurring basis	$976	$307	$—	$—	$307	$—	$—

(1)	Basis represents the unpaid principal balance of impaired loans.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017.

	June 30, 2018
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$304	Market approach	Adjustment for differences between the comparable sales	(91.2%) - (14.4)%; (44.0%)

	December 31, 2017
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$307	Market approach	Adjustment for differences between the comparable sales	(91.5%) - (14.4%); (44.0%)

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

	June 30, 2018
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$129,943	$129,943	$129,943	$—	$—
Investment securities available for sale	873,670	873,670	—	873,670	—
Federal Home Loan Bank stock	8,616	N/A	N/A	N/A	N/A
Loans held for sale	3,598	3,708	—	3,708	—
Total loans receivable, net	$3,294,316	$3,277,881	$—	$—	$3,277,881
Accrued interest receivable	13,482	13,482	28	3,826	9,628
Derivative assets - interest rate swaps	6,629	6,629	—	6,629	—
Equity security	162	162	162	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	3,508,300	3,508,300	3,508,300	—	—
Certificate of deposit accounts	460,635	463,971	—	463,971	—
Federal Home Loan Bank advances	75,500	75,500	—	75,500	—
Securities sold under agreement to repurchase	22,168	22,168	22,168	—	—
Junior subordinated debentures	20,156	20,000	—	—	20,000
Accrued interest payable	198	198	46	107	45
Derivative liabilities - interest rate swaps	6,629	6,629	—	6,629	—

	December 31, 2017
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$103,015	$103,015	$103,015	$—	$—
Investment securities available for sale	810,530	810,530	146	810,384	—
Federal Home Loan Bank stock	8,347	N/A	N/A	N/A	N/A
Loans held for sale	2,288	2,364	—	2,364	—
Loans receivable, net of allowance for loan losses	2,816,985	2,810,401	—	—	2,810,401
Accrued interest receivable	12,244	12,244	23	3,772	8,449
Derivative assets - interest rate swaps	3,418	3,418	—	3,418	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$2,994,662	$2,994,662	$2,994,662	$—	$—
Certificate of deposit accounts	398,398	397,039	—	397,039	—
Federal Home Loan Bank advances	92,500	92,500	—	92,500	—
Securities sold under agreement to repurchase	31,821	31,821	31,821	—	—
Junior subordinated debentures	20,009	18,500	—	—	18,500
Accrued interest payable	162	162	45	79	38
Derivative liabilities - interest rate swaps	3,418	3,418	—	3,418	—

(15)	Stock-Based Compensation
On July 24, 2014, the Company's shareholders approved the Heritage Financial Corporation 2014 Omnibus Equity Plan (the "Plan") that provides for the issuance of 1,500,000 shares of the Company's common stock in the form of stock options, stock appreciation rights, stock awards (which includes restricted stock units, restricted stock, performance units, performance shares or bonus shares) and cash incentive awards. The Company issues new shares of common stock to satisfy share option exercises and restricted stock awards. As of June 30, 2018, shares that remain available for future issuance under the Company's stock-based compensation plans was 964,832.
(a) Stock Option Awards
Stock options generally vest ratably over three years and expire five years after they become exercisable or vest ratably over four years and expire ten years from date of grant. For the three and six months ended June 30, 2018 and 2017, the Company did not recognize any compensation expense or related tax benefit related to stock options as all of the compensation expense related to the outstanding stock options had been previously recognized. The intrinsic value and cash proceeds from options exercised during the six months ended June 30, 2018 was $82,000 and $47,000, respectively. The intrinsic value and cash proceeds from options exercised during the six months ended June 30, 2017 was $98,000 and $109,000, respectively.

The following table summarizes the stock option activity for the six months ended June 30, 2018 and 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2016	37,495	$13.77
Exercised	(8,372)	13.03
Forfeited or expired	(1,308)	13.53
Outstanding, vested and expected to vest and exercisable at June 30, 2017	27,815	$14.00	2.63	$348

Outstanding at December 31, 2017	23,231	$14.21
Exercised	(4,042)	11.55
Forfeited or expired	(831)	14.77
Outstanding, vested and expected to vest and exercisable at June 30, 2018	18,358	$14.77	1.90	$369

(b) Restricted Stock Awards
Restricted stock awards granted generally have a four-year cliff vesting or four-year ratable vesting schedule. For the three and six months ended June 30, 2018, the Company recognized compensation expense related to restricted stock awards of $249,000 and $532,000, respectively, and a related tax benefit of $52,000 and $112,000, respectively. For the three and six months ended June 30, 2017, the Company recognized compensation expense related to restricted stock awards of $359,000 and $804,000, respectively, and a related tax benefit of $126,000 and $282,000, respectively. As of June 30, 2018, the total unrecognized compensation expense related to non-vested restricted stock awards was $949,000 and the related weighted average period over which the compensation expense is expected to be recognized is approximately 1.38 years. The vesting date fair value of the restricted stock awards that vested during the six months ended June 30, 2018 and 2017 was $2.1 million and $2.6 million, respectively.
The following table summarizes the restricted stock award activity for the six months ended June 30, 2018 and 2017:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2016	261,296	$16.80
Vested	(105,972)	16.47
Forfeited	(7,704)	16.78
Nonvested at June 30, 2017	147,620	$17.04

Nonvested at December 31, 2017	137,399	$17.00
Vested	(66,193)	16.67
Forfeited	(2,394)	16.86
Nonvested at June 30, 2018	68,812	$17.32

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
Expected volatilities in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The Company used the following assumptions to estimate the fair value of PRSUs granted during February 2018 and 2017:

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
For the three and six months ended June 30, 2018, the Company recognized compensation expense related to the units of $435,000 and $775,000, respectively, and a related tax benefit of $91,000 and $163,000, respectively. For the three and six months ended June 30, 2017, the Company recognized compensation expense related the units of $171,000 and $236,000, respectively, and a related tax benefit of $60,000 and $83,000, respectively. As of June 30, 2018, the total unrecognized compensation expense related to non-vested units was $4.1 million and the related weighted average period over which the compensation expense is expected to be recognized is approximately 2.65 years. The vesting date fair value of the units that vested during the six months ended June 30, 2018 was $1.0 million. There were no units that vested during the six months ended June 30, 2017.
The following table summarizes the unit activity for the six months ended June 30, 2018 and 2017:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2016	—	$—
Granted	92,019	25.29
Forfeited	(909)	25.35
Nonvested at June 30, 2017	91,110	$25.29

Nonvested at December 31, 2017	90,544	$25.31
Granted	114,015	30.61
Vested	(32,262)	25.42
Forfeited	(3,644)	27.87
Nonvested at June 30, 2018	168,653	$28.51

(16)	Cash Requirement
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The required reserve balance at June 30, 2018 and December 31, 2017 was $10.9 million and $60,000, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

(17)	Subsequent Event

On July 2, 2018, the Company completed the previously announced acquisition of Premier Commercial. As of the acquisition date, Premier Commercial was merged with and into Heritage and Premier Community Bank was merged with and into Heritage Bank. Premier Commercial had six branch locations. The Premier Merger is being accounted for using the acquisition method of accounting.
Pursuant the terms of the merger agreement, Premier Commercial shareholders received 0.4863 shares of Heritage common stock for each share of Premier Commercial common stock. Based on the June 29, 2018 closing price of Heritage common stock of $34.85, Heritage issued 2,848,579 shares of the Company's common stock and paid $2,000 in cash for fractional shares for total consideration of $99.3 million, including the value of the outstanding shares of Premier Commercial restricted stock which vested immediately at the merger date.
The operating results of the Company for the three and six months ended June 30, 2018 do not include the operating results related to the assets acquired and liabilities assumed in the Premier Merger as it was not completed until July 2, 2018. As of June 30, 2018, Premier Commercial had total assets of $381.7 million, total loans of $335.3 million and total deposits of $319.3 million. It is not practical to present financial information related to the fair value of assets acquired and liabilities assumed from Premier Commercial at this time because the fair value information has not been finalized.
For the three and six months ended June 30, 2018, the Company incurred acquisition related costs of $329,000 and $653,000, respectively, related to the Premier Merger.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and six months ended June 30, 2018. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, and the December 31, 2017 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview
Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly-owned financial institution subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on our commercial banking relationships, market expansion and asset quality. At June 30, 2018, we had total assets of $4.79 billion and total stockholders’ equity of $639.5 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
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

Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of service charges and other fees, gain on sale of loans (net) and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, professional services and data processing. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses are the fixed and variable costs of buildings and equipment, and consist primarily of lease payments, depreciation charges, maintenance, and costs of utilities. Data processing consists primarily of processing and network services related to the Bank’s core operating system, including account processing systems, electronic payments processing of products and services, and internet and mobile banking channels.
Results of operations may also be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities. Other income and other expenses are also impacted by growth of operations and growth in the number of loan and deposit accounts through acquisitions and core banking business growth.

Earnings Summary
Comparison of quarter ended June 30, 2018 to the comparable quarter in the prior year.
Net income was $11.9 million, or $0.35 per diluted common share, for the three months ended June 30, 2018 compared to $11.8 million, or $0.40 per diluted common share, for the three months ended June 30, 2017. Net income increased $29,000, or 0.2%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to an increase in net interest income of $9.6 million, or 28.2%, offset partially by an increase in noninterest expense of $7.9 million, or 28.4%, and a decrease in noninterest income of $3.1 million, or 29.3%. The increases in net interest income and noninterest expense were primarily the result of the Puget Sound Merger completed in January 2018. The decrease in noninterest income was due primarily to a gain on sale of a previously classified purchased credit impaired loan in the amount of $3.0 million recognized during the three months ended June 30, 2017.
Net interest income as a percentage of average interest earning assets (net interest margin) increased 30 basis points to 4.22% for the three months ended June 30, 2018 compared to 3.92% for the same period in 2017. The increase in net interest margin was primarily due to increases in loan yields and investment yields, offset partially by an increase in the cost of interest bearing liabilities.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio was 69.58% for the three months ended June 30, 2018 compared to 62.01% for the three months ended June 30, 2017. The change in the efficiency ratio was primarily attributable to the increase in noninterest expense as a result of the Puget Sound Merger completed in January 2018, acquisition costs associated with the Puget Sound Merger and the Premier Merger, the buy-out of a third party contract in the amount $1.7 million during the three months ended June 30, 2018 and and a gain on sale of a previously classified purchased credit impaired loan in the amount of $3.0 million recognized during the three months ended June 30, 2017.
Comparison of six months ended June 30, 2018 to the comparable period in the prior year
Net income was $20.9 million, or $0.62 per diluted common share, for the six months ended June 30, 2018 compared to $21.1 million, or $0.71 per diluted common share, for the six months ended June 30, 2017. Net income decreased $200,000, or 0.9%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to an increase in noninterest expense of $17.4 million, or 31.7% and a decrease in noninterest income of $3.0 million, or 16.3%, partially offset by an increase in net interest income of $17.3 million, or 25.7%. The increases in noninterest expense and net interest income during the six months ended June 30, 2018 compared to the same period in 2017 were primarily the result of the Puget Sound Merger. The decrease in noninterest income was due primarily to a gain on sale of a previously classified purchased credit impaired loan in the amount of $3.0 million recognized during the three months ended June 30, 2017.
The net interest margin increased 26 basis points to 4.17% for the six months ended June 30, 2018 compared to 3.91% for the same period in 2017. Net interest margin increased due to increases in loan yields and in balances and yields on investments, offset partially by increases in the cost of interest bearing deposits.
The Company’s efficiency ratio was 72.67% for the six months ended June 30, 2018 compared to 64.49% for the six months ended June 30, 2017. The change in the efficiency ratio for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily attributable to additional noninterest expense as a result of the Puget Sound Merger, acquisition costs associate with Puget Sound Merger and Premier Merger, and the buy-out of a third party contract in the amount $1.7 million, further explained in the "Noninterest Expense" section, during the three months ended June 30, 2018 as well as a gain on sale of a previously classified purchased credit impaired loan in the amount of $3.0 million recognized during the three months ended June 30, 2017.
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
Comparison of quarter ended June 30, 2018 to the comparable quarter in the prior year.
Net interest income increased $9.6 million, or 28.2%, to $43.7 million for the three months ended June 30, 2018 compared to $34.1 million for the same period in 2017. The increase in net interest income was primarily due to increases in average interest earning assets primarily as a result of the Puget Sound Merger and, to a lesser extent, organic growth. Net interest income also increased due to increases in yields on interest earning assets as a result of higher short-term interest rates reflecting increases in the target federal funds rate over the last year. The following table provides relevant net interest income information for the dates indicated.

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$3,266,092	$41,141	5.05%	$2,657,946	$31,500	4.75%
Taxable securities	638,092	4,068	2.56	567,066	3,141	2.22
Nontaxable securities (3)	201,104	1,220	2.43	224,719	1,304	2.33
Other interest earning assets	51,022	242	1.90	39,403	96	0.98
Total interest earning assets	4,156,310	46,671	4.50%	3,489,134	36,041	4.14%
Noninterest earning assets	570,409			420,658
Total assets	$4,726,719			$3,909,792
Interest Bearing Liabilities:
Certificates of deposit	$418,129	$797	0.76%	$363,053	$479	0.53%
Savings accounts	512,832	487	0.38	497,033	316	0.26
Interest bearing demand and money market accounts	1,796,095	911	0.20	1,484,767	612	0.17
Total interest bearing deposits	2,727,056	2,195	0.32	2,344,853	1,407	0.24
FHLB advances and other borrowings	79,120	402	2.04	107,132	239	0.89
Securities sold under agreement to repurchase	27,935	16	0.23	22,852	12	0.21
Junior subordinated debentures	20,108	315	6.28	19,822	249	5.04
Total interest bearing liabilities	2,854,219	2,928	0.41%	2,494,659	1,907	0.31%
Demand and other noninterest bearing deposits	1,175,331			873,314
Other noninterest bearing liabilities	60,434			44,582
Stockholders’ equity	636,735			497,237
Total liabilities and stockholders’ equity	$4,726,719			$3,909,792
Net interest income		$43,743			$34,134
Net interest spread			4.09%			3.83%
Net interest margin			4.22%			3.92%
Average interest earning assets to average interest bearing liabilities			145.62%			139.86%

(1)	Annualized

(2)	The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.

(3)	Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

Interest Income
Total interest income increased $10.6 million, or 29.5%, to $46.7 million for the three months ended June 30, 2018 compared to $36.0 million for the same period in 2017. The balance of average interest earning assets increased $667.2 million, or 19.1%, to $4.16 billion for the three months ended June 30, 2018 from $3.49 billion for the three months ended June 30, 2017 and the yield on total interest earning assets increased 36 basis points to 4.50% for the three months ended June 30, 2018 compared to 4.14% for the three months ended June 30, 2017.
Interest income from interest and fees on loans increased $9.6 million, or 30.6%, to $41.1 million for the three months ended June 30, 2018 from $31.5 million for the same period in 2017 primarily due to an increase in average total loans receivable, net of $608.1 million, or 22.9%, as a result of loan growth which was substantially due to the Puget Sound Merger. The loan yield increased 30 basis points to 5.05% for the three months ended June 30, 2018 from 4.75% for the three months ended June 30, 2017. The increase in loan yield was due to a combination of higher contractual note rates as a result of the increasing interest rate environment, higher loan yields from the loans acquired in the Puget Sound Merger as compared to legacy Heritage loans, and an increase in incremental accretion on purchased loans substantially due to loans acquired in the Puget Sound Merger.
The following table presents the loan yield and effects of the incremental accretion on purchased loans for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Loan yield, excluding incremental accretion on purchased loans (1)	4.81%	4.53%
Impact on loan yield from incremental accretion on purchased loans (1)	0.24%	0.22%
Loan yield	5.05%	4.75%

Incremental accretion on purchased loans (1)	$1,992	$1,481

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

Incremental accretion income was $2.0 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively. The increase in the incremental accretion during the three months ended June 30, 2018 was primarily due to the accretion of the loans acquired in the Puget Sound Merger. The incremental accretion and the impact to loan yield will change during any quarter based on the volume of prepayments, but is expected to decrease over time as the balance of the purchased loans continues to decrease.
Total interest income increased primarily due to the increase in interest and fees on loans discussed above and secondarily due to an $843,000, or 19.0%, increase in interest income on investment securities to $5.3 million during the three months ended June 30, 2018 from $4.4 million for the three months ended June 30, 2017. The increase in income on investment securities was primarily a result of an increase in investment yields, primarily reflecting the effect of the rise in interest rates on our adjustable rate investment securities, and secondarily to higher yields on new investment purchases for the three months ended June 30, 2018 compared to the same period in 2017. Yields on taxable securities increased 34 basis points to 2.56% for the three months ended June 30, 2018 from 2.22% for the same period in 2017. Yields on nontaxable securities increased 10 basis points to 2.43% for the three months ended June 30, 2018 from 2.33% for the same period in 2017. The average balance of investment securities increased $47.4 million, or 6.0%, to $839.2 million during the three months ended June 30, 2018 from $791.8 million during the three months ended June 30, 2017. The Company has actively managed its investment securities portfolio to improve performance in an increasing rate environment.
Interest income on other interest earning assets increased $146,000, or 152.1%, due to a combination of an increase in the yields reflecting the rise in interest rates and an increase in interest earning deposits as the Bank held more funds in interest earning accounts at the Federal Reserve Bank compared to the same period in 2017, substantially due to the Puget Sound Merger. Average other interest earning assets increased $11.6 million, or 29.5%, to $51.0 million for the three months ended June 30, 2018 compared to $39.4 million for the three months ended June 30, 2017.

Interest Expense
Total interest expense increased $1.0 million, or 53.5%, to $2.9 million for the three months ended June 30, 2018 compared to $1.9 million for the same period in 2017. The average cost of interest bearing liabilities increased 10 basis points to 0.41% for the three months ended June 30, 2018 from 0.31% for the three months ended June 30, 2017 as a result of the rise in market interest rates. Total average interest bearing liabilities increased $359.6 million, or 14.4%, to $2.85 billion for the three months ended June 30, 2018 from $2.49 billion for the three months ended June 30, 2017 substantially due to the Puget Sound Merger.
The average cost of interest bearing deposits increased eight basis points to 0.32% for the three months ended June 30, 2018 from 0.24% for the same period in 2017 primarily as a result of the increase in market interest rates. The cost of certificates of deposit increased 23 basis points to 0.76% for the three months ended June 30, 2018 from 0.53% for the same period in 2017. The Company was able to mitigate the rise in market interest rates by increasing the average balance of noninterest bearing deposits at a higher growth rate than that of interest bearing deposits. The average balance of noninterest bearing deposits increased by $302.0 million, or 34.6%, for the three months ended June 30, 2018 to $1.18 billion the three months ended June 30, 2018 compared to an increase in the average balance of interest bearing demand and money market deposits of $311.3 million, or 21.0%, for the three months ended June 30, 2018 to $1.80 billion at June 30, 2018 and an increase in the average balance of certificate of deposit accounts $55.1 million, or 15.2%, for the three months ended June 30, 2018 to $418.1 million at June 30, 2018. The total cost of deposits increased to 0.23% for the three months ended June 30, 2018 compared to 0.18% for the same period in 2017. The increase in average deposits was primarily as a result of the Puget Sound Merger.
Interest expense on FHLB advances and other borrowings increased $163,000, or 68.2%, to $402,000 for the three months ended June 30, 2018 from $239,000 for the same period in 2017 due to an increase in market rates, partially offset by a decrease in the average balance. The average cost of FHLB advances and other borrowings for the three months ended June 30, 2018 was 2.04%, an increase of 115 basis points from 0.89% for the same period in 2017. The average balance for FHLB advances and other borrowings decreased $28.0 million, or 26.1%, to $79.1 million for the three months ended June 30, 2018 from $107.1 million for the same period in 2017, as a result of repayments from using cash and cash proceeds from the sale of investment securities acquired in the Puget Sound Merger.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, for the three months ended June 30, 2018 was 6.28%, an increase of 124 basis points from 5.04% for the same period in 2017. The rate increase on the junior subordinated debentures was due to an increase in the three-month LIBOR rate to 2.34% at June 30, 2018 from 1.30% on June 30, 2017.

Net Interest Margin
Net interest margin increased 30 basis points for the three months ended June 30, 2018 to 4.22% from 3.92% for the same period in 2017 primarily due to the above mentioned changes in yields and costs of funds. The net interest spread increased 26 basis points for the three months ended June 30, 2018 to 4.09% from 3.83% for the same period in 2017 primarily due to the increase in yields on total interest earning assets.
Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
Net interest margin, excluding incremental accretion on purchased loans (1)	4.03%	3.75%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.19	0.17
Net interest margin	4.22%	3.92%

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

Comparison of six months ended June 30, 2018 to the comparable period in the prior year
Net interest income increased $17.3 million, or 25.7%, to $84.6 million for the six months ended June 30, 2018 compared to $67.3 million for the same period in 2017. The following table provides relevant net interest income information for the dates indicated.

	Six Months Ended June 30,
	2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$3,208,799	$79,300	4.98%	$2,644,953	$61,985	4.73%
Taxable securities	614,488	7,597	2.49	567,192	6,190	2.20
Nontaxable securities (3)	212,305	2,561	2.43	223,499	2,572	2.32
Other interest earning assets	52,302	460	1.77	31,389	143	0.92
Total interest earning assets	4,087,894	89,918	4.44%	3,467,033	70,890	4.12%
Noninterest earning assets	552,736			427,894
Total assets	$4,640,630			$3,894,927
Interest Bearing Liabilities:
Certificates of deposit	$420,834	$1,557	0.75%	$357,209	$894	0.50%
Savings accounts	509,514	902	0.36	501,571	581	0.23
Interest bearing demand and money market accounts	1,771,084	1,696	0.19	1,483,972	1,198	0.16
Total interest bearing deposits	2,701,432	4,155	0.31	2,342,752	2,673	0.23
FHLB advances and other borrowings	57,546	552	1.93	104,148	442	0.86
Securities sold under agreement to repurchase	29,094	33	0.23	20,946	22	0.21
Junior subordinated debentures	20,071	598	6.01	19,786	487	4.96
Total interest bearing liabilities	2,808,143	5,338	0.38%	2,487,632	3,624	0.29%
Demand and other noninterest bearing deposits	1,144,479			869,910
Other noninterest bearing liabilities	62,094			45,890
Stockholders’ equity	625,914			491,495
Total liabilities and stockholders’ equity	$4,640,630			$3,894,927
Net interest income		$84,580			$67,266
Net interest spread			4.06%			3.83%
Net interest margin			4.17%			3.91%
Average interest earning assets to average interest bearing liabilities			145.57%			139.37%

(1)	Annualized

(2)	The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.

(3)	Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Interest Income
Total interest income increased $19.0 million, or 26.8%, to $89.9 million for the six months ended June 30, 2018 compared to $70.9 million for the same period in 2017. The balance of average interest earning assets increased $620.9 million, or 17.9%, to $4.09 billion for the six months ended June 30, 2018 from $3.47 billion for the six months ended June 30, 2017 and the yield on total interest earning assets increased 32 basis points to 4.44% for the six months ended June 30, 2018 compared to 4.12% for the six months ended June 30, 2017.
Interest income from interest and fees on loans increased $17.3 million, or 27.9%, to $79.3 million for the six months ended June 30, 2018 from $62.0 million for the same period in 2017 due primarily to an increase in average loans receivable, net and to a lesser extent by an increase in loan yields. Average total loans receivable, net increased $563.8 million, or 21.3%, to $3.21 billion for the six months ended June 30, 2018 compared to $2.64 billion for the six months ended June 30, 2017. Loan yields increased 25 basis points to 4.98% for the six months ended June 30, 2018 from 4.73% for the six months ended June 30, 2017 due primarily to an increase in market interest rates and to a lesser extent due to an increase in incremental accretion on purchased loans.
The following table presents the loan yield and effects of the incremental accretion on purchased loans for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Loan yield, excluding incremental accretion on purchased loans (1)	4.75%	4.53%
Impact on loan yield from incremental accretion on purchased loans (1)	0.23%	0.20%
Loan yield	4.98%	4.73%

Incremental accretion on purchased loans (1)	$3,624	$2,651

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

Incremental accretion income was $3.6 million and $2.7 million for the six months ended June 30, 2018 and 2017, respectively. The increase in the incremental accretion was primarily a result of the loans acquired in the Puget Sound Merger, offset partially by a continued decline in purchased loan balances including a decrease in the prepayments of purchased loans during the six months ended June 30, 2018 compared to the same period in 2017. The incremental accretion is expected to decrease as the balance of the purchased loans continues to decrease.
Total interest income increased primarily due to the increase in interest and fees on loans discussed above and secondarily due to a $1.4 million, or 15.9%, increase in interest income on investment securities to $10.2 million during the six months ended June 30, 2018 from $8.8 million for the six months ended June 30, 2017. The increase in interest income on investment securities was the result of a combination of an increase in investment yields for the six months ended June 30, 2018 compared to the same period in 2017 and an increase in the average balance of investment securities during the periods. Yields on taxable securities increased 29 basis points to 2.49% for the six months ended June 30, 2018 from 2.20% for the same period in 2017. Yields on nontaxable securities increased 11 basis points to 2.43% for the six months ended June 30, 2018 from 2.32% for the same period in 2017. The average balance of investment securities increased $36.1 million, or 4.6%, to $826.8 million during the six months ended June 30, 2018 from $790.7 million during the six months ended June 30, 2017. The Company has actively managed its investment securities portfolio to improve performance in an increasing rate environment.
Income on other interest earning assets increased $317,000, or 221.7%, to $460,000 during the six months ended June 30, 2018 due primarily to an increase in market interest rates and an increase in the average balances. Average other interest earning assets increased $20.9 million, or 66.6%, to $52.3 million for the six months ended June 30, 2018 compared to $31.4 million for the six months ended June 30, 2017. The increase was due primarily to an increase in interest earning deposits, as the Bank held more funds in interest earning accounts at the Federal Reserve Bank of San Francisco compared to the same period in 2017.
Interest Expense
Total interest expense increased $1.7 million, or 47.3%, to $5.3 million for the six months ended June 30, 2018 compared to $3.6 million for the same period in 2017. The cost of interest bearing liabilities increased nine basis points to 0.38% for the six months ended June 30, 2018 from 0.29% for the six months ended June 30, 2017. Total average interest bearing liabilities increased by $320.5 million, or 12.9%, to $2.81 billion for the six months ended June 30, 2018 from $2.49 billion for the six months ended June 30, 2017. The increase in costs from the prior year was primarily a result of increases in market rates and the increased use of higher cost borrowings to fund asset growth.
The cost of interest bearing deposits increased eight basis points to 0.31% for the six months ended June 30, 2018 from 0.23% for the same period in 2017 due primarily to the increase in market interest rates. The cost of certificates of deposit increased to 0.75% for the six months ended June 30, 2018 from 0.50% for the same period in 2017. The Company was able to mitigate the rising interest rates by increasing the average balance of noninterest bearing deposits at a higher growth rate than that of interest bearing deposits. The average balance of noninterest bearing deposits increased by $274.6 million, or 31.6%, during the six months ended June 30, 2018 to $1.14 billion at June 30, 2018 compared to an increase in the average interest bearing demand and money market accounts of

$287.1 million, or 19.3%, to $1.77 billion during the six months ended June 30, 2018 and an increase in the average certificates of deposit accounts by $63.6 million, or 17.8%, to $420.8 million for the six months ended June 30, 2018. The cost of all deposit accounts increased to 0.22% for the six months ended June 30, 2018 compared to 0.17% for the six months ended June 30, 2017.
Interest expense on FHLB advances and other borrowings increased $110,000, or 24.9%, to $552,000 for the six months ended June 30, 2018 from $442,000 for the six months ended June 30, 2017 due to a combination of an increase in the cost of funds and a decrease in average balance. The average rate of the FHLB advances and other borrowings for the six months ended June 30, 2018 was 1.93%, an increase of 107 basis points from 0.86% for the same period in 2017. The average balance for FHLB advances and other borrowings decreased $46.6 million to $57.5 million for the six months ended June 30, 2018 from $104.1 million for the same period in 2017, due primarily to using cash and cash equivalents and proceeds from the sale of investment securities acquired in the Puget Sound Merger to pay down this higher cost funding source.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, for the six months ended June 30, 2018 was 6.01%, an increase of 105 basis points from 4.96% for the same period in 2017. The rate increase on the debentures was due to an increase in the three-month LIBOR rate to 2.34% at June 30, 2018 from 1.30% on June 30, 2017.

Net Interest Margin
Net interest margin for the six months ended June 30, 2018 increased 26 basis points to 4.17% from 3.91% for the same period in 2017 primarily due to the above mentioned changes in yields and costs of funds in addition to an increase in incremental accretion on purchased loans as a result of the Puget Sound Merger. The net interest spread for the six months ended June 30, 2018 increased 23 basis points to 4.06% from 3.83% for the same period in 2017.
Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Net interest margin, excluding incremental accretion on purchased loans (1)	3.99%	3.76%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.18	0.15
Net interest margin	4.17%	3.91%

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

Provision for Loan Losses
The Bank has established a comprehensive methodology for determining its allowance for loan losses. The allowance for loan losses is increased by provisions for loan losses charged to expense, and is reduced by loans charged-off, net of loan recoveries or a recovery of previous provision. The amount of the provision expense recognized during the three and six months ended June 30, 2018 and 2017 was calculated in accordance with the Bank's methodology. For additional information, see the section entitled "Analysis of Allowance for Loan Losses" below.
The provision for loan losses is dependent on the Bank’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, a decline in general economic conditions could increase future provisions for loan losses and have a material effect on the Company’s net income.
Comparison of quarter ended June 30, 2018 to the comparable quarter in the prior year.
The provision for loan losses increased $619,000, or 54.7%, to $1.8 million for the three months ended June 30, 2018 from $1.1 million for the three months ended June 30, 2017. The increase in the provision for loan losses for the three months ended June 30, 2018 from the same period in 2017 was primarily the result of changes in our volume and mix of loans, asset quality, certain environmental and historical loss factors and as a result of the impact of loan growth. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the three months ended June 30, 2018 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.
Comparison of six months ended June 30, 2018 to the comparable period in the prior year
The provision for loan losses increased $904,000, or 45.2% to $2.9 million for the six months ended June 30, 2018 from $2.0 million for the six months ended June 30, 2017. The increase in the provision for loan losses for the six months ended June 30, 2018 from the same period in 2017 was primarily the result of changes in our volume and mix of loans, asset quality, certain environmental and historical loss factors and as a result of the impact of loan growth. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the six months ended June 30, 2018 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.
Noninterest Income
Comparison of quarter ended June 30, 2018 to the comparable quarter in the prior year.
Total noninterest income decreased $3.1 million, or 29.3%, to $7.6 million for the three months ended June 30, 2018 compared to $10.7 million for the same period in 2017. The following table presents the change in the key components of noninterest income for the periods noted.

	Three Months Ended June 30,
	2018	2017	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$4,695	$4,426	$269	6.1%
Gain on sale of investment securities, net	18	117	(99)	(84.6)
Gain on sale of loans, net	706	4,138	(3,432)	(82.9)
Interest rate swap fees	309	282	27	9.6
Other income	1,845	1,746	99	5.7
Total noninterest income	$7,573	$10,709	$(3,136)	(29.3)%
Gain on the sale of loans, net decreased $3.4 million, or 82.9%, to $706,000 for the three months ended June 30, 2018 compared to $4.1 million the same period in 2017, due primarily to the gain on sale of a previously classified purchased credit impaired loan of $3.0 million recognized during the three months ended June 30, 2017.
Gain on sale of loans, net additionally decreased based on a decline in U.S. Small Business Administration ("SBA") loan originations and mortgage banking activities during the three months ended June 30, 2018 compared to the same period in 2017. The detail of gain on sale of loans, net is included in the following schedule.

	Three Months Ended June 30,
	2018	2017	Change	Percentage Change
	(Dollars in thousands)
Gain on sale of mortgage loans, net	$572	$731	$(159)	(21.8)%
Gain on sale of guaranteed portion of SBA loans, net	134	409	(275)	(67.2)
Gain on sale of other loans, net	—	2,998	(2,998)	(100.0)
Gain on sale of loans, net	$706	$4,138	$(3,432)	(82.9)%
The decrease in noninterest income was offset partially by an increase in service charges and other fees of $269,000, or 6.1% to $4.7 million for the three months ended June 30, 2018 compared to $4.4 million for the same period in 2017, due primarily to an increase in deposit balances and changes in fee structures on deposit accounts, including a business deposit consolidation process completed during second quarter 2017. Secondarily, service charges and other fees increased as a result of the deposit accounts acquired in the Puget Sound Merger.

Comparison of six months ended June 30, 2018 to the comparable period in the prior year
Total noninterest income decreased $3.0 million, or 16.3%, to $15.1 million for the six months ended June 30, 2018 compared to $18.1 million for the same period in 2017. The following table presents the change in the key components of noninterest income for the periods noted.

	Six Months Ended June 30,
	2018	2017	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$9,238	$8,639	$599	6.9%
Gain on sale of investment securities, net	53	117	(64)	(54.7)
Gain on sale of loans, net	1,580	5,333	(3,753)	(70.4)
Interest rate swap fees	360	415	(55)	(13.3)
Other income	3,890	3,568	322	9.0
Total noninterest income	$15,121	$18,072	$(2,951)	(16.3)%
Service charges and other fees increased $599,000, or 6.9% to $9.2 million for the six months ended June 30, 2018 compared to $8.6 million for the same period in 2017, due primarily to an increase in deposit balances and changes in fee structures on deposit accounts, including a business deposit consolidation process completed during second quarter 2017 and deposit accounts acquired in the Puget Sound Merger.
Gain on sale of loans, net decreased $3.8 million, or 70.4% to $1.6 million for the six months ended June 30, 2018 compared to $5.3 million for the same period in 2017, due primarily the gain on sale of a previously classified as purchased credit impaired loan of $3.0 million recognized during the six months ended June 30, 2017. Gain on sale of mortgage and SBA loans also decreased during the six months ended June 30, 2018 compared to the same period in 2017 primarily due to less activity. Proceeds from sale of loans decreased $31.5 million, or 44.1% to $40.0 million for the six months ended June 30, 2018 from $71.4 million for the same period in 2017. The detail of gain on sale of loans, net is included in the following schedule.

	Six Months Ended June 30,
	2018	2017	Change	Percentage Change
	(Dollars in thousands)
Gain on sale of mortgage loans, net	$1,224	$1,640	$(416)	(25.4)%
Gain on sale of guaranteed portion of SBA loans, net	356	695	(339)	(48.8)
Gain on sale of other loans, net	—	2,998	(2,998)	(100.0)
Gain on sale of loans, net	$1,580	$5,333	$(3,753)	(70.4)%

Noninterest Expense
Comparison of quarter ended June 30, 2018 to the comparable quarter in the prior year.
Noninterest expense increased $7.9 million, or 28.4%, to $35.7 million during the three months ended June 30, 2018 compared to $27.8 million for the three months ended June 30, 2017. The following table presents changes in the key components of noninterest expense for the periods noted.

	Three Months Ended June 30,
	2018	2017	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$19,321	$16,272	$3,049	18.7%
Occupancy and equipment	4,810	3,818	992	26.0
Data processing	2,507	2,002	505	25.2
Marketing	823	805	18	2.2
Professional services	3,529	1,053	2,476	235.1
State and local taxes	716	639	77	12.1
Federal deposit insurance premium	375	357	18	5.0
Other real estate owned, net	—	21	(21)	(100.0)
Amortization of intangible assets	796	323	473	146.4
Other expense	2,829	2,519	310	12.3
Total noninterest expense	$35,706	$27,809	$7,897	28.4%
The Company has incurred significant non-recurring acquisition costs. The following table presents these expenses by key component. There were no such expenses incurred during the three months ended June 30, 2017.

Three Months Ended June 30,
2018

Compensation and employee benefits	$67
Occupancy and equipment	28
Data processing	425
Marketing	5
Professional services	337
Other expense	18
Total acquisition costs	$880
Compensation and employee benefits increased $3.0 million, or 18.7%, to $19.3 million during the three months ended June 30, 2018 from $16.3 million during the three months ended June 30, 2017. The increase in the three months ended June 30, 2018 compared to 2017 was primarily as a result of additional employees, primarily due to the Puget Sound Merger, and standard salary increases. The average full time equivalent employees increased to 819 for the three months ended June 30, 2018 compared to 750 for the same period in 2017.
Professional services increased $2.5 million, or 235.1%, to $3.5 million during the three months ended June 30, 2018 from $1.1 million during the three months ended June 30, 2017 substantially due to the buy-out of a third party contract in the amount $1.7 million. The third party assisted the Company in its deposit product realignment and was compensated based on success factors over the three years subsequent to implementation. The Company assessed the contract and determined that it was advantageous to buy-out the contract prior to the system conversions relating to the Puget Sound Merger and Premier Merger. The Company expects the accumulated savings in future professional services expenses to fully offset the cost of the buy-out by the end of 2019. In addition, professional services costs also increased in 2018 compared to 2017 as a result of acquisition costs.
Occupancy and equipment increased $992,000, or 26.0%, to $4.8 million during the three months ended June 30, 2018 from $3.8 million during the three months ended June 30, 2017. The increase in the three months ended June 30, 2018 compared to 2017 was substantially related to expansion in the Seattle, Bellevue and Portland branches.

The Bellevue expansion included the lease obtained from the Puget Sound Merger and more space leased subsequent to the merger.
Data processing increased $505,000, or 25.2%, to $2.5 million during the three months ended June 30, 2018 from $2.0 million during the three months ended June 30, 2017 substantially due to core system conversion costs related to the Puget Sound Merger recognized during the three months ended June 30, 2018 as well as additional operation costs associated with the increase in balances and transaction volume as a result of the Puget Sound Merger.
Amortization of intangible assets increased $473,000, or 146.4%, to $796,000 during the three months ended June 30, 2018 from $323,000 during the three months ended June 30, 2017. The increase in the three months ended June 30, 2018 compared to 2017 was a result of the amortization of the core deposit intangible recorded in the Puget Sound Merger of $513,000 during the three months ended June 30, 2018.
The ratio of noninterest expense to average assets (annualized) was 3.03% for the three months ended June 30, 2018 compared to 2.85% for the three months ended June 30, 2017. The increase was primarily a result of increased expenses as a result of the Puget Sound Merger in addition to the buy-out of the third party contract and acquisition costs recognized during the three months ended June 30, 2018.
Comparison of six months ended June 30, 2018 to the comparable period in the prior year
Noninterest expense increased $17.4 million, or 31.7%, to $72.5 million during the six months ended June 30, 2018 compared to $55.0 million for the six months ended June 30, 2017. The following table presents changes in the key components of noninterest expense for the periods noted.

	Six Months Ended June 30,
	2018	2017	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$40,688	$32,296	$8,392	26.0%
Occupancy and equipment	9,437	7,628	1,809	23.7
Data processing	5,112	3,917	1,195	30.5
Marketing	1,631	1,612	19	1.2
Professional services	6,366	2,062	4,304	208.7
State and local taxes	1,404	1,188	216	18.2
Federal deposit insurance premium	730	657	73	11.1
Other real estate owned, net	—	52	(52)	(100.0)
Amortization of intangible assets	1,591	647	944	145.9
Other expense	5,494	4,973	521	10.5
Total noninterest expense	$72,453	$55,032	$17,421	31.7%
The Company has incurred significant non-recurring acquisition costs. The following table presents these expenses by key component. There were no such expenses incurred during the six months ended June 30, 2017.

Six Months Ended June 30,
2018

Compensation and employee benefits	$2,891
Occupancy and equipment	37
Data processing	777
Marketing	5
Professional services	1,935
Other expense	43
Total acquisition costs	$5,688
Compensation and employee benefits increased $8.4 million, or 26.0%, to $40.7 million during the six months ended June 30, 2018 from $32.3 million during the six months ended June 30, 2017. The increase in the six months ended June 30, 2018 compared to 2017 was primarily due to increases in employees primarily due to the Puget Sound

Merger, increases in senior level staffing, and increases in standard salary in addition to acquisition-related payments related to the Puget Sound Merger of $2.9 million during the six months ended June 30, 2018.
Occupancy and equipment increased $1.8 million, or 23.7%, to $9.4 million during the six months ended June 30, 2018 from $7.6 million during the six months ended June 30, 2017. The increase in the three months ended June 30, 2018 compared to 2017 was substantially related to expansion in the Seattle, Bellevue and Portland branches. The Bellevue expansion included the lease obtained from the Puget Sound Merger and more space leased subsequent to the merger.
Data processing increased $1.2 million, or 30.5%, to $5.1 million during the six months ended June 30, 2018 from $3.9 million during the six months ended June 30, 2017 primarily due to acquisition costs. The increase in the six months ended June 30, 2018 compared to 2017 was additionally due to higher transactional activity in the core operating system and internet banking as a result of the Puget Sound Merger and organic growth in loans and deposits.
Professional services increased $4.3 million, or 208.7%, to $6.4 million during the six months ended June 30, 2018 from $2.1 million during the six months ended June 30, 2017 partially due to acquisition costs incurred during the six months ended June 30, 2018 of $1.9 million. The increase in the six months ended June 30, 2018 compared to 2017 was additionally the result of the buy-out of a third party contract in the amount of $1.7 million during the six months ended June 30, 2018. As previously mentioned, the Company expects the accumulated savings in future professional services expenses to fully offset the cost of the buy-out by the end of 2019.
Amortization of intangible assets increased $944,000, or 145.9%, to $1.6 million during the six months ended June 30, 2018 from $647,000 during the six months ended June 30, 2017. The increase in the three months ended June 30, 2018 compared to 2017 was a result of the amortization of the core deposit intangible recorded in the Puget Sound Merger of $1.0 million during the six months ended June 30, 2018.
The ratio of noninterest expense to average assets was 3.15% for the six months ended June 30, 2018, compared to 2.85% for the six months ended June 30, 2017. The increase was primarily a result of increased expenses as a result of the Puget Sound Merger and acquisition costs recognized during the six months ended June 30, 2018.

Income Tax Expense
Comparison of quarter ended June 30, 2018 to the comparable quarter in the prior year.
Income tax expense decreased $2.1 million, or 50.8%, to $2.0 million for the three months ended June 30, 2018 from $4.1 million for the three months ended June 30, 2017. The effective tax rate was 14.5% for the three months ended June 30, 2018 compared to 25.6% for the same period in 2017. The decrease in the income tax expense and effective tax rate during the six months ended June 30, 2018 was primarily due to the impact of the Tax Cuts and Jobs Act enacted in December 2017, which lowered the corporate income tax rate to 21% from 35%.
Comparison of six months ended June 30, 2018 to the comparable period in the prior year
Income tax expense decreased $3.8 million, or 52.5%, to $3.4 million for the six months ended June 30, 2018 from $7.2 million for the six months ended June 30, 2017. The effective tax rate was 14.0% for the six months ended June 30, 2018 compared to 25.3% for the same period in 2017. The decrease in the income tax expense and effective tax rate during the six months ended June 30, 2018 was primarily due to the impact of the Tax Cuts and Jobs Act, offset partially by the increase in certain non-deductible acquisition costs.

Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition from December 31, 2017 to June 30, 2018, and the results of the Puget Sound Merger effective January 16, 2018:

	June 30, 2018	December 31, 2017	Change	Percentage Change	Fair Value of Puget Sound at Merger Date
	(Dollars in thousands)
Assets
Cash and cash equivalents	$129,943	$103,015	$26,928	26.1%	$80,136
Investment securities available for sale, at fair value	873,670	810,530	63,140	7.8	80,353
Loans held for sale	3,598	2,288	1,310	57.3	—
Total loans receivable, net	3,294,316	2,816,985	477,331	16.9	388,462
Other real estate owned	434	—	434	N/A	—
Premises and equipment, net	75,364	60,325	15,039	24.9	732
Federal Home Loan Bank stock, at cost	8,616	8,347	269	3.2	623
Bank owned life insurance	82,031	75,091	6,940	9.2	6,264
Accrued interest receivable	13,482	12,244	1,238	10.1	1,448
Prepaid expenses and other assets	104,718	99,328	5,390	5.4	1,354
Other intangible assets, net	15,767	6,088	9,679	159.0	11,270
Goodwill	187,549	119,029	68,520	57.6	68,520
Total assets	$4,789,488	$4,113,270	$676,218	16.4%	$639,162

Liabilities
Deposits	$3,968,935	$3,393,060	$575,875	17.0%	$505,885
Federal Home Loan Bank advances	75,500	92,500	(17,000)	(18.4)	—
Junior subordinated debentures	20,156	20,009	147	0.7	—
Securities sold under agreement to repurchase	22,168	31,821	(9,653)	(30.3)	—
Accrued expenses and other liabilities	63,206	67,575	(4,369)	(6.5)	2,504
Total liabilities	4,149,965	3,604,965	545,000	15.1	508,389
Stockholders' equity
Common stock	491,026	360,590	130,436	36.2	130,773
Retained earnings	159,803	149,013	10,790	7.2	—
Accumulated other comprehensive loss, net	(11,306)	(1,298)	(10,008)	771.0	—
Total stockholders' equity	639,523	508,305	131,218	25.8	130,773
Total liabilities and stockholders' equity	$4,789,488	$4,113,270	$676,218	16.4%	$639,162
Total assets increased $676.2 million, or 16.4%, to $4.79 billion as of June 30, 2018 compared to $4.11 billion as of December 31, 2017. The Puget Sound Merger resulted in an increase of total assets, including goodwill, of $639.2 million at the merger date. The Company utilized cash and cash proceeds from the sale of investment securities acquired in the Puget Sound Merger to pay down FHLB advances during the six months ended June 30, 2018.
Total loans receivable, net, excluding loans acquired in the Puget Sound Merger increased $88.9 million, or 6.4% annualized, during the six months ended June 30, 2018.
Investment securities increased $63.1 million, or 7.8%, to $873.7 million at June 30, 2018 from $810.5 million at December 31, 2017 primarily as a result of investment purchases, offset partially by maturities, calls and payments of investment securities. The investment securities acquired in the Puget Sound Merger were sold shortly after the merger.

Deposits, excluding Puget Sound Merger, increased $70.0 million, or 4.2% annualized, during the six months ended June 30, 2018. Brokered deposits increased $18.0 million, or 45.6%, to $57.6 million at June 30, 2018 compared to $39.6 million at December 31, 2017. Total non-maturity deposits increased to 88.4% of total deposits at June 30, 2018 from 88.3% at December 31, 2017 and certificates of deposit decreased to 11.6% of total deposits at June 30, 2018 from 11.7% at December 31, 2017.
Federal Home Loan Bank advances decreased $17.0 million, or 18.4%, to $75.5 million as of June 30, 2018 from $92.5 million as of December 31, 2017. The decrease was due to the repayment of FHLB advances using cash and cash proceeds from the sale of investment securities acquired in the Puget Sound Merger.
Total stockholders’ equity increased $131.2 million, or 25.8%, to $639.5 million as of June 30, 2018 from $508.3 million at December 31, 2017. The Company’s equity position was 13.4% of total assets as of June 30, 2018 and 12.4% as of December 31, 2017. Changes in stockholders' equity during the six months ended June 30, 2018 were as follows:

Six Months Ended
June 30, 2018
(In thousands)
Balance, beginning of period	$508,305
Common stock issued in the Puget Sound Merger	130,770
Net income	20,944
Dividends declared	(10,247)
Accumulated other comprehensive loss	(9,915)
Other	(334)
Balance, end of period	$639,523

Lending Activities
The Bank is a full service commercial bank, which originates a wide variety of loans with a focus on commercial business loans. Total loans receivable, net of allowance for loan losses, increased $477.3 million, or 16.9%, to $3.29 billion at June 30, 2018 from $2.82 billion at December 31, 2017. The increase in loans receivable was primarily due to the Puget Sound Merger. At the merger date, the Bank acquired fair value of commercial and industrial loans of $182.0 million, non-owner occupied commercial real estate loans of $101.2 million, and owner-occupied commercial real estate loans of $82.3 million.

The following table provides information about our loan portfolio by type of loan at the dates indicated and the change between these dates. These balances are prior to deduction for the allowance for loan losses.

	June 30, 2018		December 31, 2017
	Balance	% of Total (3)	Balance	% of Total (3)	Change	%of Balance Change
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$800,043	24.0%	$645,396	22.7%	$154,647	24.0%
Owner-occupied commercial real estate	693,330	20.8	622,150	21.8	71,180	11.4
Non-owner occupied commercial real estate	1,187,548	35.7	986,594	34.6	200,954	20.4
Total commercial business	2,680,921	80.5	2,254,140	79.1	426,781	18.9
One-to-four family residential (1)	92,518	2.8	86,997	3.1	5,521	6.3
Real estate construction and land development:
One-to-four family residential	71,934	2.2	51,985	1.8	19,949	38.4
Five or more family residential and commercial properties	93,315	2.8	97,499	3.4	(4,184)	(4.3)
Total real estate construction and land development (2)	165,249	5.0	149,484	5.2	15,765	10.5
Consumer	385,987	11.6	355,091	12.5	30,896	8.7
Gross loans receivable	3,324,675	99.9	2,845,712	99.9	478,963	16.8
Net deferred loan costs	3,613	0.1	3,359	0.1	254	7.6
Loans receivable, net	$3,328,288	100.0%	$2,849,071	100.0%	$479,217	16.8%
(1) Excludes loans held for sale of $3.6 million, and $2.3 million as of June 30, 2018 and December 31, 2017, respectively.
(2) Balances do not include undisbursed loan commitments.
(3) Percent of loans receivable, net.

Nonperforming Assets and Credit Quality Metrics
The following table provides information about our nonaccrual loans, other real estate owned and performing TDR loans for the indicated dates.

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$15,235	$9,098
One-to-four family residential	77	81
Real estate construction and land development	1,084	1,247
Consumer	127	277
Total nonaccrual loans (1)	16,523	10,703
Other real estate owned	434	—
Total nonperforming assets	$16,957	$10,703

Allowance for loan losses	$33,972	$32,086
Nonperforming loans to loans receivable, net	0.50%	0.38%
Allowance for loan losses to loans receivable, net	1.02%	1.13%
Allowance for loan losses to nonperforming loans	205.60%	299.79%
Nonperforming assets to total assets	0.35%	0.26%

Performing TDR loans:
Commercial business	$25,488	$25,729
One-to-four family residential	214	218
Real estate construction and land development	—	645
Consumer	255	165
Total performing TDR loans	$25,957	$26,757
Accruing loans past due 90 days or more	$—	$—
Potential problem loans	101,491	83,543

(1)	At June 30, 2018 and December 31, 2017, $6.8 million and $5.2 million of nonaccrual loans were considered TDR loans, respectively.

Nonperforming Assets.    Nonperforming assets consist of nonaccrual loans and other real estate owned. Nonperforming assets increased $6.3 million to $17.0 million, or 0.35% of total assets at June 30, 2018 from $10.7 million, or 0.26% of total assets, at December 31, 2017 due to primarily to the increase in nonaccrual loans discussed below. Nonperforming assets additionally increased due to the addition of one other real estate owned property of $434,000 during the six months ended June 30, 2018. There was no other real estate owned at December 31, 2017.
Nonaccrual Loans.    Nonaccrual loans increased $5.8 million to $16.5 million, or 0.50% of loans receivable, net, at June 30, 2018 from $10.7 million, or 0.38% of loans receivable, net, at December 31, 2017. The increase was due primarily to three agricultural loan relationships that were transferred to nonaccrual status during the six months ended June 30, 2018 totaling $4.6 million at June 30, 2018. Two of these credit relationships are well-secured, and the Company did not record a related allowance for loan losses. The other relationship is partially guaranteed by the SBA and the Company recorded an allowance for loan losses of $91,000 at June 30, 2018 related to the unguaranteed portion of the loan.

The following table reflects the changes in nonaccrual loans during the six months ended June 30, 2018:

Six Months Ended
June 30, 2018
(In thousands)
Nonaccrual loans
Balance, beginning of period	$10,703
Addition of previously classified pass graded loans	4,196
Addition of previously classified potential problem loans	3,691
Charge-offs	(438)
Net principal payments	(1,629)
Balance, end of period	$16,523
At June 30, 2018, nonaccrual loans of $7.8 million had related allowance for loan losses of $1.9 million and nonaccrual loans of $8.7 million had no related allowance for loan losses. At December 31, 2017 nonaccrual loans of $3.8 million had related allowance for loan losses of $720,000 and nonaccrual loans of $6.9 million had no allowance for loan losses.
At June 30, 2018, nonperforming TDR loans, included in the nonaccrual loan table above, were $6.8 million and had a related allowance for loan losses of $726,000. At December 31, 2017, nonperforming TDR loans were $5.2 million and had a related allowance for loan losses of $379,000.
Troubled Debt Restructured Loans. TDR loans are considered impaired and are separately measured for impairment whether on accrual or nonaccrual status. The performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. Performing TDR loans decreased $800,000, or 3.0%, to $26.0 million at June 30, 2018 from $26.8 million at December 31, 2017.
The following table reflects the changes in performing TDR loans during six months ended June 30, 2018:

Six Months Ended
June 30, 2018
(In thousands)
Performing TDR loans
Balance, beginning of period	$26,757
Addition of previously classified pass graded loans	1,236
Addition of previously classified potential problem loans	551
Net principal payments	(2,587)
Balance, end of period	$25,957
The related allowance for loan losses on performing TDR loans was $2.5 million as of June 30, 2018 and $2.6 million as of December 31, 2017.
Potential Problem Loans. Potential problem loans increased $17.9 million, or 21.5%, to $101.5 million at June 30, 2018 from $83.5 million at December 31, 2017. The increase was due primarily to the addition of an agricultural lending relationship totaling $14.5 million at June 30, 2018 and the addition of potential problem loans acquired in the Puget Sound Merger with a total outstanding balance of $4.9 million at June 30, 2018.

The following table reflects the changes in potential problem loans during the six months ended June 30, 2018 (in thousands):

Six Months Ended
June 30, 2018
(In thousands)
Potential problem loans
Balance, beginning of period	$83,543
Addition of previously classified pass graded loans	44,955
Upgrades to pass graded loan status	(9,043)
Transfers of loan to nonaccrual or troubled debt restructured status	(4,242)
Charge-offs	(257)
Net principal payments	(13,465)
Balance, end of period	$101,491

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
While we believe we use the best information available to determine the allowance for loan losses, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A decline in national and local economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators, as part of their routine examination process, which may result in the establishment of an additional allowance for loan losses based upon their judgment of information available to them at the time of their examination.
The following table provides information regarding changes in our allowance for loan losses at and for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Allowance for loan losses on loans at the beginning of the period	$33,261	$31,594	$32,086	$31,083
Provision for loan losses	1,750	1,131	2,902	1,998
Charge-offs:
Commercial business	(542)	(141)	(623)	(443)
One-to-four family residential	(15)	—	(15)	—
Consumer	(694)	(398)	(1,179)	(941)
Total charge-offs	(1,251)	(539)	(1,817)	(1,384)
Recoveries:
Commercial business	68	454	569	826
One-to-four family residential	—	1	—	1
Real estate construction and land development	2	—	2	10
Consumer	142	110	230	217
Total recoveries	212	565	801	1,054
Net (charge-offs) recoveries	(1,039)	26	(1,016)	(330)
Allowance for loan losses at the end of the period	$33,972	$32,751	$33,972	$32,751

Allowance for loan losses to loans receivable, net	1.02%	1.19%	1.02%	1.19%
Net charge-offs on loans to average loans, annualized	0.13%	—%	0.06%	0.03%

Loans receivable, net at the end of the period (1)	$3,328,288	$2,749,507	$3,328,288	$2,749,507
Average loans receivable during the period (1)	3,266,092	2,657,946	3,208,799	2,644,953
(1) Excludes loans held for sale.
The allowance for loan losses increased $1.9 million, or 5.9%, to $34.0 million at June 30, 2018 from $32.1 million at December 31, 2017. The increase was the result of provision for loan losses of $2.9 million recognized during the six months ended June 30, 2018, offset partially by net charge-offs of $1.0 million recorded during the same period. The allowance for loan losses to loans receivable, net, decreased to 1.02% at June 30, 2018 from 1.13% at December 31, 2017 primarily as a result of an increase in loans from the Puget Sound Merger with no related allowance for loan losses.
The Company recorded charge-offs of $1.8 million during the six months ended June 30, 2018 due primarily to charge-offs of two agricultural relationships in the amount of $438,000, overdrafts on deposit accounts in the amount of $254,000 and a loan that was transferred to other real estate owned of $148,000. The remaining charge-offs were primarily a result of a large volume of small dollar consumer loans. The Company recorded recoveries of $801,000 during the six months ended June 30, 2018 primarily a result of cash received on a commercial and industrial loan of $324,000 and small recoveries on a large volume of small dollar consumer loans. The Company recorded net charge-offs on average loans, annualized, of 0.03% for the six months ended June 30, 2017 which were also primarily due to the large volumes of small dollar consumer loans.
As of June 30, 2018, the Bank identified $16.5 million of nonperforming loans and $26.0 million of performing TDR loans for a total of $42.5 million of impaired loans. Of these impaired loans, $12.1 million had no allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. The remaining $30.3 million of impaired loans had related allowances for loan losses totaling $4.4 million. As of December 31, 2017, the Bank identified $10.7 million of nonperforming loans and $26.8 million of performing TDR loans for a total of $37.5 million of impaired loans. Of these impaired loans, $10.4 million had no allowances for loan losses. The remaining $27.1 million of impaired loans had related allowances for loan losses totaling $3.4 million.
The following table outlines the allowance for loan losses and related loan balances on loans at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses	$25,968	$24,732
Gross loans, excluding PCI and impaired loans	$3,250,343	$2,767,650
Percentage	0.80%	0.89%

PCI Allowance:
Allowance for loan losses	$3,621	$3,999
Gross PCI loans	$31,852	$40,603
Percentage	11.37%	9.85%

Specific Valuation Allowance:
Allowance for loan losses	$4,383	$3,355
Gross impaired loans	$42,480	$37,459
Percentage	10.32%	8.96%

Total Allowance for Loan Losses:
Allowance for loan losses	$33,972	$32,086
Gross loans receivable	$3,324,675	$2,845,712
Percentage	1.02%	1.13%
Based on the Bank's established comprehensive methodology, management deemed the allowance for loan losses of $34.0 million at June 30, 2018 (1.02% of loans receivable, net and 205.60% of nonperforming loans) appropriate to provide for probable incurred credit losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses at December 31, 2017 of $32.1 million (1.13% of loans receivable, net and 299.79% of nonperforming loans). At the applicable acquisition or merger dates, no allowance for loan losses was established on purchased loans as the loans were accounted for at their fair value and a discount was established for the loans in accordance with U.S. GAAP. At June 30, 2018 and December 31, 2017, the remaining fair value discount for these purchased loans was $10.6 million and $10.1 million, respectively.
While we believe we use the best information available to determine the allowance for loan losses, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A decline in national and local economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators, as part of their routine examination process, which may result in the establishment of an additional allowance for loan losses based upon their judgment of information available to them at the time of their examination. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is appropriate or that increased provisions will not be necessary should the quality of the loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

Deposits and Other Borrowings
Total deposits increased $575.9 million, or 17.0%, to $3.97 billion at June 30, 2018 from $3.39 billion at December 31, 2017 due primarily to the deposits acquired in the Puget Sound Merger of $505.9 million at the merger date. Non-maturity deposits as a percentage of total deposits increased to 88.4% at June 30, 2018 from 88.3% at December 31, 2017 primarily as a result of the mix of deposits acquired from Puget Sound Merger, which had non-

maturity deposits as a percentage of total deposits of 93.6% at the merger date. Based on the change in the mix and volume of deposits, the percentage of certificates of deposit to total deposits decreased to 11.6% at June 30, 2018 from 11.7% at December 31, 2017.
The following table summarizes the Company's deposits as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Balance	% of Total	Balance	% of Total	Change	%of Balance Change
	(Dollars in thousands)
Noninterest demand deposits	$1,157,630	29.2%	$944,791	27.8%	$212,839	22.5%
Interest bearing demand deposits	1,242,622	31.3	1,051,752	31.1	190,870	18.1
Money market accounts	597,673	15.1	499,618	14.7	98,055	19.6
Savings accounts	510,375	12.8	498,501	14.7	11,874	2.4
Total non-maturity deposits	3,508,300	88.4	2,994,662	88.3	513,638	17.2
Certificate of deposit accounts	460,635	11.6	398,398	11.7	62,237	15.6
Total deposits	$3,968,935	100.0%	$3,393,060	100.0%	$575,875	17.0
Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank is utilizing securities sold under agreement to repurchase as a supplement to its funding sources. Our repurchase agreements are secured by available for sale investment securities. At June 30, 2018, the Bank had securities sold under agreement to repurchase of $22.2 million, a decrease of $9.7 million, or 30.3%, from $31.8 million at December 31, 2017. The decrease was the result of customer activity during the period.
The Company also has junior subordinated debentures with a par value of $25.0 million which pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures was $20.2 million at June 30, 2018, which reflects the fair value of the junior subordinated debentures established during the Washington Banking Merger, adjusted for the accretion of discount from purchase accounting fair value adjustment.
At June 30, 2018, the Bank maintained credit facilities with the FHLB of Des Moines for $838.1 million and credit facilities with the Federal Reserve Bank for $58.1 million. The Company had FHLB advances outstanding of $75.5 million and $92.5 million at June 30, 2018 and December 31, 2017, respectively. The average cost of the FHLB advances during the six months ended June 30, 2018 and 2017 was 1.93% and 0.86%, respectively. The Bank also maintains lines of credit with four correspondent banks to purchase federal funds totaling $90.0 million as of June 30, 2018. There were no federal funds purchased as of June 30, 2018 or December 31, 2017.

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
Heritage Financial Corporation: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the

Company to meets its ongoing cash obligations. At June 30, 2018, the Company (on an unconsolidated basis) had cash and cash equivalents of $14.0 million.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2018, cash and cash equivalents totaled $129.9 million, or 2.7% of total assets. The fair value of investment securities available for sale totaled $873.7 million at June 30, 2018, of which $257.9 million were pledged to secure public deposits or borrowing arrangements. The fair value of investment securities available for sale that were not pledged totaled $615.8 million, or 12.9%, of total assets at June 30, 2018. The fair value of investment securities available for sale with maturities of one year or less were $24.7 million, or 0.5%, of total assets at June 30, 2018.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $29.7 million for the six months ended June 30, 2018, and primarily consisted of net income of $20.9 million. During the six months ended June 30, 2018, net cash used in investing activities was $34.3 million, which consisted primarily of net loan originations of $96.1 million and purchases of premises and equipment of $16.7 million, offset partially by net cash received from acquisitions of $80.1 million. Net cash provided by financing activities was $31.4 million for the six months ended June 30, 2018, and primarily consisted of net increase in deposits of $70.0 million during the period, partially offset by net FHLB repayments of $17.0 million and dividends paid of $10.2 million.

Capital and Capital Requirements
Stockholders’ equity at June 30, 2018 was $639.5 million compared to $508.3 million at December 31, 2017. The changes to stockholders' equity during the six months ended June 30, 2018 is as follows:

Six Months Ended
June 30, 2018
(In Thousands)
Balance, beginning of period	$508,305
Common stock issued in the Puget Sound Merger	130,770
Net income	20,944
Dividends declared	(10,247)
Accumulated other comprehensive loss	(9,915)
Other	(334)
Balance, end of period	$639,523
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On July 24, 2018, the Company’s Board of Directors declared a regular dividend of $0.15 per common share payable on August 23, 2018 to shareholders of record on August 9, 2018.
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and operations. Management believes as of June 30, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of June 30, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories.

	Minimum Requirements		Well-Capitalized Requirements		Actual
	(Dollars in thousands)
As of June 30, 2018:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$180,827	4.5%	N/A	N/A	$450,777	11.2%
Tier 1 leverage capital to average assets	180,474	4.0	N/A	N/A	470,933	10.4
Tier 1 capital to risk-weighted assets	241,103	6.0	N/A	N/A	470,933	11.7
Total capital to risk-weighted assets	321,471	8.0	N/A	N/A	505,184	12.6
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	180,660	4.5	$260,953	6.5%	454,393	11.3
Tier 1 leverage capital to average assets	181,505	4.0	226,881	5.0	454,393	10.0
Tier 1 capital to risk-weighted assets	240,880	6.0	321,173	8.0	454,393	11.3
Total capital to risk-weighted assets	321,173	8.0	401,466	10.0	488,644	12.2

As of December 31, 2017:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$154,522	4.5%	N/A	N/A	$386,689	11.3%
Tier 1 leverage capital to average assets	159,494	4.0	N/A	N/A	406,687	10.2
Tier 1 capital to risk-weighted assets	206,029	6.0	N/A	N/A	406,687	11.8
Total capital to risk-weighted assets	274,706	8.0	N/A	N/A	439,044	12.8
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	154,400	4.5	$223,023	6.5%	391,092	11.4
Tier 1 leverage capital to average assets	159,300	4.0	199,125	5.0	391,092	9.8
Tier 1 capital to risk-weighted assets	205,867	6.0	274,490	8.0	391,092	11.4
Total capital to risk-weighted assets	274,490	8.0	343,112	10.0	423,348	12.3
Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Company became subject to new capital adequacy requirements approved by the Federal Reserve and the FDIC that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act.
Under the new capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%. In addition, both the Company and the Bank are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. Both the Company and the Bank are required to establish a “conservation buffer”, consisting of common equity Tier 1 capital of more than 2.5% above the minimum risk-based capital ratios. The capital conservation buffer is designed to ensure that banks build up capital buffers outside periods of stress which can be drawn down as losses are incurred. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The conservation buffer is being phased in beginning in 2016 and will take full effect on January 1, 2019. Certain calculations under the rules will also have phase-in periods. The capital conservation buffer requirement began to be phased-in on January 1, 2016 when more than 0.625% of risk-weighted assets was required, and increases by 0.625% on each subsequent January 1, until it is fully phased-in on January 1, 2019. At June 30, 2018, the capital conservation buffer was 4.57% and 4.17% for the Company and the Bank, respectively.

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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2018 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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
Since the inception of the eleventh plan, the Company has repurchased 579,996 shares at an average share prices of $16.67. No shares were repurchased under this plan during the six months ended June 30, 2018 and 2017.
In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total repurchased shares for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Repurchased shares to pay withholding taxes (1)	7,394	11,476	52,820	27,367
Stock repurchase to pay withholding taxes average share price	$33.84	$25.50	$31.96	$24.60
(1) During the three and six months ended June 30, 2018, 26,741 of the shares repurchased related to the withholding taxes due on the accelerated vesting of the restricted stock units of Puget Sound which were converted to Heritage common stock shares with an average share price of $31.80 under the terms of the merger agreement.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended June 30, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018— April 30, 2018	—	$—	7,893,389	935,034
May 1, 2018— May 31, 2018	—	—	7,893,389	935,034
June 1, 2018— June 30, 2018	7,394	33.84	7,893,389	935,034
Total	7,394	$33.84
(1) All of the common shares repurchased by the Company between April 1, 2018 and June 30, 2018 represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units.
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

HERITAGE FINANCIAL CORPORATION

Date:
August 8, 2018	/S/ BRIAN L. VANCE
Brian L. Vance
Chief Executive Officer

Date:
August 8, 2018	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer