Form 10-Q
period 2018-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2018-11-06
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of October 29, 2018 there were 36,873,123 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
September 30, 2018

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(In thousands, except shares)

	September 30, 2018	December 31, 2017
ASSETS
Cash on hand and in banks	$120,833	$78,293
Interest earning deposits	49,310	24,722
Cash and cash equivalents	170,143	103,015
Investment securities available for sale, at fair value	920,737	810,530
Loans held for sale	1,882	2,288
Loans receivable, net	3,649,054	2,849,071
Allowance for loan losses	(34,475)	(32,086)
Total loans receivable, net	3,614,579	2,816,985
Other real estate owned	2,032	—
Premises and equipment, net	80,439	60,325
Federal Home Loan Bank stock, at cost	6,076	8,347
Bank owned life insurance	93,296	75,091
Accrued interest receivable	15,735	12,244
Prepaid expenses and other assets	108,730	99,328
Other intangible assets, net	21,728	6,088
Goodwill	240,837	119,029
Total assets	$5,276,214	$4,113,270
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$4,398,127	$3,393,060
Federal Home Loan Bank advances	—	92,500
Junior subordinated debentures	20,229	20,009
Securities sold under agreement to repurchase	32,233	31,821
Accrued expenses and other liabilities	79,492	67,575
Total liabilities	4,530,081	3,604,965
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, no par value, 50,000,000 shares authorized; 36,873,123 and 29,927,746 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	591,065	360,590
Retained earnings	169,758	149,013
Accumulated other comprehensive loss, net	(14,690)	(1,298)
Total stockholders’ equity	746,133	508,305
Total liabilities and stockholders’ equity	$5,276,214	$4,113,270
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$48,301	$32,595	$127,601	$94,580
Taxable interest on investment securities	4,662	3,117	12,259	9,307
Nontaxable interest on investment securities	1,085	1,354	3,646	3,926
Interest on other interest earning assets	528	209	988	352
Total interest income	54,576	37,275	144,494	108,165
INTEREST EXPENSE
Deposits	3,014	1,628	7,169	4,301
Junior subordinated debentures	330	261	928	748
Other borrowings	136	444	721	908
Total interest expense	3,480	2,333	8,818	5,957
Net interest income	51,096	34,942	135,676	102,208
Provision for loan losses	1,065	884	3,967	2,882
Net interest income after provision for loan losses	50,031	34,058	131,709	99,326
NONINTEREST INCOME
Service charges and other fees	4,824	4,769	14,062	13,408
Gain on sale of investment securities, net	82	44	135	161
Gain on sale of loans, net	706	1,229	2,286	6,562
Interest rate swap fees	—	328	360	743
Other income	2,468	2,073	6,358	5,641
Total noninterest income	8,080	8,443	23,201	26,515
NONINTEREST EXPENSE
Compensation and employee benefits	23,804	15,823	64,492	48,119
Occupancy and equipment	5,020	3,979	14,457	11,607
Data processing	2,343	2,090	7,455	6,007
Marketing	876	933	2,507	2,545
Professional services	2,119	1,453	8,485	3,515
State and local taxes	931	640	2,335	1,828
Federal deposit insurance premium	375	433	1,105	1,090
Other real estate owned, net	18	(88)	18	(36)
Amortization of intangible assets	1,114	319	2,705	966
Other expense	2,997	2,373	8,491	7,346
Total noninterest expense	39,597	27,955	112,050	82,987
Income before income taxes	18,514	14,546	42,860	42,854
Income tax expense	3,010	3,922	6,412	11,086
Net income	$15,504	$10,624	$36,448	$31,768
Basic earnings per common share	$0.42	$0.35	$1.04	$1.06
Diluted earnings per common share	$0.42	$0.35	$1.04	$1.06
Dividends declared per common share	$0.15	$0.13	$0.45	$0.38
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$15,504	$10,624	$36,448	$31,768
Change in fair value of investment securities available for sale, net of tax of $(887), $157, $(3,525) and $2,442, respectively	(3,319)	289	(13,193)	4,528
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $(17), $(16), $(29) and $(57), respectively	(65)	(28)	(106)	(104)
Other comprehensive (loss) income	(3,384)	261	(13,299)	4,424
Comprehensive income	$12,120	$10,885	$23,149	$36,192
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except per share amounts)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock- holders’ equity
Balance at December 31, 2016	29,955	$359,060	$125,309	$(2,606)	$481,763
Restricted stock awards forfeited	(10)	—	—	—	—
Exercise of stock options	12	159	—	—	159
Stock-based compensation expense	—	1,568	—	—	1,568
Common stock repurchased	(28)	(674)	—	—	(674)
Net income	—	—	31,768	—	31,768
Other comprehensive income, net of tax	—	—	—	4,424	4,424
Cash dividends declared on common stock ($0.38 per share)	—	—	(11,400)	—	(11,400)
Balance at September 30, 2017	29,929	$360,113	$145,677	$1,818	$507,608

Balance at December 31, 2017	29,928	$360,590	$149,013	$(1,298)	$508,305
Restricted stock units vested, net of forfeitures of restricted stock awards	29	—	—	—	—
Exercise of stock options	9	118	—	—	118
Stock-based compensation expense	—	2,016	—	—	2,016
Common stock repurchased	(53)	(1,702)	—	—	(1,702)
Net income	—	—	36,448	—	36,448
Other comprehensive loss, net of tax	—	—	—	(13,299)	(13,299)
Common stock issued in business combinations	6,960	230,043	—	—	230,043
Cash dividends declared on common stock ($0.45 per share)	—	—	(15,796)	—	(15,796)
ASU 2016-01 implementation	—	—	93	(93)	—
Balance at September 30, 2018	36,873	$591,065	$169,758	$(14,690)	$746,133
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$36,448	$31,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, amortization of securities available for sale, and amortization of discount of junior subordinated debentures	7,538	8,117
Changes in net deferred loan costs, net of amortization	(38)	(656)
Provision for loan losses	3,967	2,882
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	4,231	8,315
Stock-based compensation expense	2,016	1,568
Amortization of intangible assets	2,705	966
Origination of loans held for sale	(60,994)	(82,767)
Proceeds from sale of loans	63,330	91,576
Earnings on bank owned life insurance	(1,079)	(1,108)
Gain on sale of other real estate owned	—	(111)
Gain on sale of loans, net	(2,286)	(6,562)
Gain on sale of investment securities, net	(135)	(161)
Gain on sale of assets held for sale	(382)	(53)
Impairment of assets held for sale	75	—
Loss on sale or write-off of furniture, equipment and leasehold improvements	31	12
Net cash provided by operating activities	55,427	53,786
Cash flows from investing activities:
Loans originated, net of principal payments	(93,047)	(178,800)
Maturities, calls and payments of investment securities available for sale	64,625	75,800
Purchase of investment securities available for sale	(262,429)	(101,017)
Purchase of premises and equipment	(21,468)	(2,221)
Proceeds from sales of other loans	9,993	24,142
Proceeds from sales of other real estate owned	198	374
Proceeds from sales of investment securities available for sale	156,946	21,850
Proceeds from sale of assets held for sale	603	265
Proceeds from redemption of Federal Home Loan Bank stock	26,010	21,788
Purchases of Federal Home Loan Bank stock	(21,996)	(23,567)
Proceeds from sale of premises and equipment	26	—
Capital contribution to low-income housing tax credit partnership	(8,269)	(8,506)
Net cash received from acquisitions	105,974	—
Net cash used in investing activities	(42,834)	(169,892)
Cash flows from financing activities:
Net increase in deposits	180,465	91,170
Federal Home Loan Bank advances	541,450	582,500
Repayments of Federal Home Loan Bank advances	(649,950)	(544,700)
Common stock cash dividends paid	(15,796)	(11,400)
Net (decrease)/increase in securities sold under agreement to repurchase	(50)	6,564
Proceeds from exercise of stock options	118	159
Repurchase of common stock	(1,702)	(674)
Net cash provided by financing activities	54,535	123,619

	Nine Months Ended September 30,
	2018	2017
Net increase in cash and cash equivalents	67,128	7,513
Cash and cash equivalents at beginning of period	103,015	103,745
Cash and cash equivalents at end of period	$170,143	$111,258

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,717	$6,024
Cash paid for income taxes	4,647	1,500

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$434	$32
Transfers of properties held for sale recorded in premises and equipment, net to prepaid expenses and other assets	1,835	2,687
Investment in low income housing tax credit partnership and related funding commitment	—	14,267
Purchase of investment securities available for sale not settled	5,454	—
Business Combinations:
Common stock issued for business combinations	230,043	—
Assets acquired (liabilities assumed) in acquisitions:
Investment securities available for sale	84,846	—
Loans receivable	718,547	—
Other real estate owned	1,796	—
Premises and equipment	3,785	—
Federal Home Loan Bank stock	1,743	—
Accrued interest receivable	2,454	—
Bank owned life insurance	17,116	—
Prepaid expenses and other assets	3,182	—
Other intangible assets	18,345	—
Goodwill	121,808	—
Deposits	(824,602)	—
Federal Home Loan Bank advances	(16,000)	—
Securities sold under agreement to repurchase	(462)	—
Accrued expenses and other liabilities	(8,489)	—
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
Heritage Financial Corporation ("Heritage" or the “Company”) is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank (the “Bank”). The Bank is a Washington-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is headquartered in Olympia, Washington and conducts business from its 64 branch offices as of September 30, 2018 located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas.
Effective January 16, 2018, the Company completed the acquisition of Puget Sound Bancorp, Inc. (“Puget Sound”), the holding company for Puget Sound Bank, both of Bellevue, Washington (“Puget Sound Merger”) and on July 2, 2018, the Company completed the acquisition of Premier Commercial Bancorp ("Premier Commercial"), the holding company for Premier Community Bank, both of Hillsboro, Oregon ("Premier Merger"). See Note (2) Business Combinations for additional information on the Puget Sound Merger and the Premier Merger (collectively the "Premier and Puget Mergers").

(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Annual Form 10-K”). In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. In preparing the unaudited Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ significantly from those estimates.

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
FASB ASU 2016-02, Leases (Topic 842), as amended by ASU 2017-13, 2018-01, 2018-10 and ASU 2018-11, was originally issued in February 2016, to increase transparency and comparability of leases among organizations and to disclose key information about leasing arrangements. The Update sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Update requires lessees to apply a dual approach, classifying leases as either a finance or operating lease. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. All cash payments will be classified within operating activities in the statement of cash flows. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Update is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company anticipates adopting the Update on January 1, 2019. Upon adoption of the guidance, the Company expects to report increased assets and increased liabilities on its Condensed Consolidated Statements of Financial Condition as a result of recognizing right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, which currently are not reflected in its Condensed Consolidated Statements of Financial Condition.  During 2017, management developed its methodology to estimate the right-of use assets and lease liabilities. The Company anticipates electing an exclusion accounting policy for lease assets and lease liabilities for leases with a term of twelve months or less. The Company was committed to $14.5 million of minimum lease payments under noncancelable operating lease agreements at September 30, 2018. The Company does not expect the adoption of this Update will have a significant impact to its Condensed Consolidated Financial Statements.
FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued in June 2016. Commonly referred to as the current expected credit loss model ("CECL"), this Update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events including historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial asset not excluded from the scope that have the contractual right to receive cash. The Update replaces the incurred loss impairment methodology, which generally only considered past events and current conditions, with a methodology that reflects the expected credit losses and required consideration of a broader range of reasonable and supportable information to estimate all expected credit losses. The Update additionally addresses purchased assets and introduces the purchased financial asset with a more-than-insignificant amount of credit deterioration since origination ("PCD"). The accounting for these PCD assets is similar to the existing accounting guidance of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for PCI assets, except the subsequent improvements in estimated cash flows will be immediately recognized into income, similar to the immediate recognition of subsequent deteriorations in cash flows. Current guidance only allows for the prospective recognition of these cash flow improvements. Because the terminology has been changed to a "more-than-insignificant" amount of credit deterioration, the presumption is that more assets might qualify for this accounting under the Update than those under current guidance. For public business entities, the Update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for fiscal years after December 15, 2018. An entity will apply the Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. A prospective transition approach is required for debt securities. An entity that has previously applied the guidance of FASB ASC 310-30 will prospectively apply the guidance in this Update for PCD assets. A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. The Company is anticipating adopting the Update on January 1, 2020. Upon adoption, the Company expects a change in the processes, internal controls and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on PCI loans; however, the Company is still in the process of determining the magnitude of the increase and its impact on the Condensed Consolidated Financial Statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. During 2017, the Company's management created a CECL steering committee which has begun developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. To date, the CECL steering committee has selected a vendor to assist the Company in the adoption and has completed the implementation discovery sessions. The CECL steering committee is in the process of selecting appropriate methodologies and refining key data to process through its CECL models. The Company anticipates running parallel models by second quarter 2019.
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
FASB ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting was issued in May 2017 to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this Update, an entity should account for the effects of a modification unless the fair value, vesting conditions and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. The Update was effective for reporting periods beginning after December 15, 2017. The Company adopted the Update on January 1, 2018. The adoption did not have a material impact on its Condensed Consolidated Financial Statements because no share-based payment award was modified during the nine months ended September 30, 2018. The Company will apply this Update prospectively for any subsequent modifications of share-based payment awards.
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
FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 was issued to provide guidance on the income tax accounting implications of the Tax Cuts and Jobs Act, and allows for entities to report provisional amounts for specific income tax effects of the Tax Cuts and Jobs Act for which the accounting under ASC Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under ASC Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this Update with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-K as of December 31, 2017. As of September 30, 2018, the Company did not incur any adjustments to the provisional recognition.
FASB ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, was issued in August 2018 and modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the Update will have a material impact on its Condensed Consolidated Financial Statements.

(2)	Business Combinations
During the nine months ended September 30, 2018, the Company completed the acquisitions of Puget Sound Bancorp and Premier Commercial Bancorp. There were no acquisitions completed during the nine months ended September 30, 2017.
Puget Sound:
On July 26, 2017, the Company, along with the Bank, and Puget Sound Bancorp, Inc. and its wholly owned subsidiary bank, Puget Sound Bank, jointly announced the signing of a definitive agreement. The Puget Sound Merger was effective on January 16, 2018. As of the acquisition date, Puget Sound merged into Heritage and Puget Sound Bank merged into Heritage Bank.
Pursuant to the terms of the Puget Sound Merger, all outstanding Puget Sound restricted stock awards became immediately vested on the acquisition date of the Puget Sound Merger and Puget Sound shareholders received 1.1688 shares of Heritage common stock per share of Puget Sound stock. Heritage issued an aggregate of 4,112,258 shares of its common stock based on the January 12, 2018 closing price of Heritage Common stock of $31.80 for total fair value of common shares issued of $130.8 million and paid cash of $3,000 for fractional shares in the transaction for total consideration paid of $130.8 million. Total consideration includes $851,000 representing 26,741 shares which were forfeited by the Puget Sound shareholders to pay applicable taxes.
During the three and nine months ended September 30, 2018, the Company incurred acquisition-related costs of approximately $67,000 and $5.1 million, respectively, for the Puget Sound Merger. The Company incurred acquisition related costs of $387,000 for the three and nine months ended September 30, 2017 for the Puget Sound Merger.
Premier Commercial:
On March 24, 2018, the Company, along with the Bank, and Premier Commercial Bancorp and its wholly owned subsidiary bank, Premier Community Bank, jointly announced the signing of a definitive agreement. The Premier Merger was effective on July 2, 2018. As of the acquisition date, Premier merged into Heritage and Premier Commercial Bank merged into Heritage Bank.
Pursuant to the terms of the Premier Merger, Premier Commercial shareholders received 0.4863 shares of Heritage common stock in exchange for each share of Premier Commercial common stock based on the closing date price per share of Heritage common stock on June 29, 2018 of $34.85. Heritage issued an aggregate of 2,848,579 shares of its common stock and paid cash of $2,000 for fractional shares in the transaction for total consideration paid of $99.3 million.
During the three and nine months ended September 30, 2018, the Company incurred acquisition-related costs of approximately $3.3 million and $4.0 million, respectively, for the Premier Merger. The Company did not incur acquisition related costs for the three and nine months ended September 30, 2017 for the Premier Merger.
Business Combination Accounting:
The Premier Merger and Puget Sound Merger resulted in $53.3 million and $68.5 million, respectively, of goodwill. This goodwill is not deductible for tax purposes.
The primary reason for the Premier and Puget Mergers was to create depth in the Company's geographic footprint consistent with its ongoing growth strategy, focused heavily on metro markets, and to achieve operational scale and realize efficiencies of a larger combined organization. The mergers constitute business acquisitions as defined by FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. Heritage was considered the acquirer in these transactions. Accordingly, the preliminary estimates of fair values of Premier Commercial and Puget Sound assets, including the identifiable intangible assets, and the assumed liabilities in the Premier Merger and Puget Sound Merger were measured and recorded as of July 2, 2018 and January 16, 2018, respectively. Fair values on the acquisition dates are preliminary and represent management’s best estimates based on available information and facts and circumstances in existence on the acquisition date. Fair values are subject to refinement for up to one year after the closing date of the acquisitions as additional information regarding the closing date fair values becomes available. The Company expects to finalize the purchase price allocation for both mergers by the end of the fourth quarter of 2018 when the valuation of certain matters, including tax-related balances, is complete.
The preliminary fair value estimates of the assets acquired and liabilities assumed in the Premier and Puget Mergers were as follows:

	Premier Merger	Puget Sound Merger
	(In thousands)
Assets
Cash and cash equivalents	$22,534	$25,889
Interest earning deposits	3,309	54,247
Investment securities available for sale	4,493	80,353
Loans receivable	330,085	388,462
Other real estate owned	1,796	—
Premises and equipment, net	3,053	732
Federal Home Loan Bank stock, at cost	1,120	623
Bank owned life insurance	10,852	6,264
Accrued interest receivable	1,006	1,448
Prepaid expenses and other assets	1,828	1,354
Other intangible assets	7,075	11,270
Total assets acquired	$387,151	$570,642
Liabilities
Deposits	$318,717	$505,885
Federal Home Loan Bank advances	16,000	—
Securities sold under agreement to repurchase	462	—
Accrued expenses and other liabilities	5,985	2,504
Total liabilities acquired	$341,164	$508,389

Fair value of net assets acquired	$45,987	$62,253

A summary of the net assets purchased and the preliminary estimated fair value adjustments and resulting goodwill recognized from the Premier and Puget Sound Mergers are presented in the following tables. Goodwill represents the excess of the consideration transferred over the estimated fair value of the net assets acquired and liabilities assumed.

	Premier Merger	Puget Sound Merger
	(In thousands)
Cost basis of net assets on merger date	$40,579	$54,405
Consideration transferred	(99,275)	(130,773)
Fair value adjustments:
Investment securities	(135)	(348)
Total loans receivable, net	(184)	1,400
Other real estate owned	(1,017)	—
Premises and equipment	1,312	(121)
Other intangible assets	7,075	9,207
Prepaid expenses and other assets	(1,686)	(2,282)
Deposits	(310)	(62)
Accrued expenses and other liabilities	353	54
Goodwill recognized from the mergers	$(53,288)	$(68,520)

The operating results of the Company for the three and nine months ended September 30, 2018 include the operating results produced by the net assets acquired in the Premier and Puget Mergers since the July 2, 2018 and January 16, 2018 merger dates. The Company has considered the requirement of FASB ASC 805 related to the contribution of the Premier and Puget Mergers to the Company’s results of operations. The table below presents only the significant results for the acquired businesses since the July 2, 2018 and January 16, 2018 merger dates:

	Premier Merger (1)		Puget Sound Merger(1)		Total
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2018
	(In thousands)
Interest income: Interest and fees on loans(2)	$5,422	$5,422	$5,959	$16,606	$11,381	$22,028
Interest income: Interest and fees on investments (3)	39	39	—	59	39	98
Interest income: Other interest earning assets	115	115	—	113	115	228
Interest expense	(232)	(232)	(179)	(503)	(411)	(735)
Provision for loan losses for loans	(150)	(150)	(350)	(900)	(500)	(1,050)
Noninterest income	44	44	110	367	154	411
Noninterest expense (4)	(5,435)	(5,435)	(1,619)	(9,291)	(7,054)	(14,726)
Net effect, pre-tax	$(197)	$(197)	$3,921	$6,451	$3,724	$6,254
(1) The Premier Merger was completed on July 2, 2018. The Puget Sound Merger was completed on January 16, 2018.
(2) Includes the accretion of the discount on the purchased loans of $1.9 million and $3.4 million during the three and nine months ended September 30, 2018, respectively.
(3) All securities acquired in the Puget Sound Merger were sold with trade date of January 16, 2018 and settlement dates on or before February 14, 2018.
(4) Excludes certain compensation and employee benefits for management as it is impracticable to determine due to the integration of the operations for this merger. Also includes certain merger-related costs incurred by the Company.

The Company also considered the pro forma requirements of FASB ASC 805 and deemed it not necessary to provide pro forma financial statements as required under the standard as the Premier and Puget Mergers are individually and collectively not material to the Company. The Company believes that the historical Premier Commercial and Puget Sound operating results, individually or collectively, are not considered of enough significance to be meaningful to the Company’s results of operations.

(3)	Investment Securities

As a result of the adoption of FASB ASU 2016-01 on January 1, 2018, equity investments (except for investments accounted for under the equity method of accounting) are now measured at fair value, with changes in fair value recognized in earnings. These investments were previously measured at fair value, with changes in fair value recognized in accumulated other comprehensive loss. Accordingly, these securities are no longer classified as investment securities available for sale and their presentation is not comparable to the presentation as of December 31, 2017. See Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements, as well as the Equity Securities section discussed below.

Available for sale investment securities
(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2018
U.S. Treasury and U.S. Government-sponsored agencies	$84,252	$51	$(505)	$83,798
Municipal securities	164,641	887	(1,456)	164,072
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	321,145	207	(9,436)	311,916
Commercial	318,165	162	(9,213)	309,114
Collateralized loan obligations	967	—	—	967
Corporate obligations	25,639	137	(67)	25,709
Other asset-backed securities	24,543	618	—	25,161
Total	$939,352	$2,062	$(20,677)	$920,737

December 31, 2017
U.S. Treasury and U.S. Government-sponsored agencies	$13,460	$6	$(24)	$13,442
Municipal securities	247,358	3,720	(1,063)	250,015
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	282,724	422	(2,935)	280,211
Commercial	219,696	444	(3,061)	217,079
Collateralized loan obligations	4,561	19	—	4,580
Corporate obligations	16,594	220	(44)	16,770
Other securities (2)	27,781	652	—	28,433
Total	$812,174	$5,483	$(7,127)	$810,530

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.

(2)	Primarily asset-backed securities.
There were no securities classified as trading or held to maturity at September 30, 2018 or December 31, 2017.
The amortized cost and fair value of investment securities available for sale at September 30, 2018, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$20,658	$20,682
Due after one year through five years	185,956	183,968
Due after five years through ten years	256,795	249,376
Due after ten years	475,943	466,711
Total	$939,352	$920,737

(b) Unrealized Losses and Other-Than-Temporary Impairments
The following table shows the gross unrealized losses and fair value of the Company's investment securities available for sale that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of September 30, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2018
U.S. Treasury and U.S. Government-sponsored agencies	$77,217	$(492)	$530	$(13)	$77,747	$(505)
Municipal securities	61,743	(549)	27,912	(907)	89,655	(1,456)
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	139,277	(2,927)	136,045	(6,509)	275,322	(9,436)
Commercial	142,747	(2,242)	139,847	(6,971)	282,594	(9,213)
Corporate obligations	12,695	(44)	1,977	(23)	14,672	(67)
Total	$435,733	$(6,254)	$306,311	$(14,423)	$742,044	$(20,677)

December 31, 2017
U.S. Treasury and U.S. Government-sponsored agencies	$11,436	$(24)	$—	$—	$11,436	$(24)
Municipal securities	39,298	(384)	26,509	(679)	65,807	(1,063)
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	175,847	(1,296)	66,380	(1,639)	242,227	(2,935)
Commercial	75,121	(700)	90,822	(2,361)	165,943	(3,061)
Corporate obligations	3,472	(44)	—	—	3,472	(44)
Total	$305,174	$(2,448)	$183,711	$(4,679)	$488,885	$(7,127)
(1) Issued and guaranteed by U.S. Government-sponsored agencies.
The Company has evaluated these investment securities available for sale as of September 30, 2018 and December 31, 2017 and has determined that the decline in their value is not other-than-temporary. The unrealized losses are primarily due to increases in market interest rates. The fair value of these securities is expected to recover as the securities approach their maturity date. None of the underlying issuers of the municipal securities and corporate obligations had credit ratings that were below investment grade levels at September 30, 2018 or December 31, 2017. The Company has the ability and intent to hold the investments until recovery of the securities' amortized cost, which may be the maturity date of the securities.
For the three and nine months ended September 30, 2018 and 2017, there were no other-than-temporary charges recorded to net income.

(c) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of securities available for sale for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Gross realized gains	$145	$75	$267	$192
Gross realized losses	(63)	(31)	(132)	(31)
Net realized gains	$82	$44	$135	$161

(d) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$194,052	$189,917	$206,377	$206,425
Repurchase agreements	46,097	44,706	48,750	48,237
Other securities pledged	21,237	20,571	12,484	12,498
Total	$261,386	$255,194	$267,611	$267,160

Equity Securities
The Company holds an equity security with a readily determinable fair value of $132,000 and $146,000 as of September 30, 2018 and December 31, 2017, respectively. As a result of the adoption of FASB ASU 2016-01, this security is no longer classified as an investment security available for sale and has been reclassified to prepaid expenses and other assets on the Company's Condensed Consolidated Statements of Financial Condition as of September 30, 2018. As such, its presentation is not comparable to the presentation as of December 31, 2017. The Company recorded the tax-effected unrealized gain on the equity security through an adjustment to accumulated other comprehensive loss, net and retained earnings in the Condensed Consolidated Statement of Stockholders' Equity during the nine months ended September 30, 2018.

(4)	Loans Receivable
The Company originates loans in the ordinary course of business and has also acquired loans through mergers and acquisitions. Disclosures related to the Company's recorded investment in loans receivable generally exclude accrued interest receivable and net deferred fees or costs because they are insignificant.
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
Loans receivable at September 30, 2018 and December 31, 2017 consisted of the following portfolio segments and classes:

	September 30, 2018	December 31, 2017
	(In thousands)
Commercial business:
Commercial and industrial	$861,530	$645,396
Owner-occupied commercial real estate	785,416	622,150
Non-owner occupied commercial real estate	1,283,160	986,594
Total commercial business	2,930,106	2,254,140
One-to-four family residential	96,333	86,997
Real estate construction and land development:
One-to-four family residential	107,148	51,985
Five or more family residential and commercial properties	120,787	97,499
Total real estate construction and land development	227,935	149,484
Consumer	391,283	355,091
Gross loans receivable	3,645,657	2,845,712
Net deferred loan costs	3,397	3,359
Loans receivable, net	3,649,054	2,849,071
Allowance for loan losses	(34,475)	(32,086)
Total loans receivable, net	$3,614,579	$2,816,985
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within its primary market areas which are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County in Oregon, as well as other contiguous markets. The majority of the Company’s loan portfolio consists of (in order of balances at September 30, 2018) non-owner occupied commercial real estate, commercial and industrial and owner-occupied commercial real estate. As of September 30, 2018 and December 31, 2017, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.

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

The following tables present the balance of the loans receivable by credit quality indicator as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Pass	OAEM	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$797,284	$15,793	$48,453	$—	$861,530
Owner-occupied commercial real estate	745,548	21,260	18,608	—	785,416
Non-owner occupied commercial real estate	1,256,115	12,889	14,156	—	1,283,160
Total commercial business	2,798,947	49,942	81,217	—	2,930,106
One-to-four family residential	95,023	—	1,310	—	96,333
Real estate construction and land development:
One-to-four family residential	105,703	261	1,184	—	107,148
Five or more family residential and commercial properties	120,733	54	—	—	120,787
Total real estate construction and land development	226,436	315	1,184	—	227,935
Consumer	386,566	—	4,193	524	391,283
Gross loans receivable	$3,506,972	$50,257	$87,904	$524	$3,645,657

	December 31, 2017
	Pass	OAEM	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$597,697	$19,536	$28,163	$—	$645,396
Owner-occupied commercial real estate	595,455	12,668	14,027	—	622,150
Non-owner occupied commercial real estate	955,450	10,494	20,650	—	986,594
Total commercial business	2,148,602	42,698	62,840	—	2,254,140
One-to-four family residential	85,762	—	1,235	—	86,997
Real estate construction and land development:
One-to-four family residential	49,925	537	1,523	—	51,985
Five or more family residential and commercial properties	96,404	707	388	—	97,499
Total real estate construction and land development	146,329	1,244	1,911	—	149,484
Consumer	349,590	—	4,976	525	355,091
Gross loans receivable	$2,730,283	$43,942	$70,962	$525	$2,845,712

Potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans may include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of FASB ASC 310-30. Potential problem loans as of September 30, 2018 and December 31, 2017 were $105.7 million and $83.5 million, respectively.

(d) Nonaccrual Loans
Nonaccrual loans, segregated by segments and classes of loans, were as follows as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In thousands)
Commercial business:
Commercial and industrial	$5,918	$3,110
Owner-occupied commercial real estate	5,565	4,090
Non-owner occupied commercial real estate	2,004	1,898
Total commercial business	13,487	9,098
One-to-four family residential	74	81
Real estate construction and land development:
One-to-four family residential	1,076	1,247
Consumer	143	277
Nonaccrual loans	$14,780	$10,703
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
The balances of past due loans, segregated by segments and classes of loans, as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$685	$1,946	$2,631	$858,899	$861,530
Owner-occupied commercial real estate	1,666	1,385	3,051	782,365	785,416
Non-owner occupied commercial real estate	1,985	1,103	3,088	1,280,072	1,283,160
Total commercial business	4,336	4,434	8,770	2,921,336	2,930,106
One-to-four family residential	—	—	—	96,333	96,333
Real estate construction and land development:
One-to-four family residential	—	309	309	106,839	107,148
Five or more family residential and commercial properties	—	—	—	120,787	120,787
Total real estate construction and land development	—	309	309	227,626	227,935
Consumer	1,445	—	1,445	389,838	391,283
Gross loans receivable	$5,781	$4,743	$10,524	$3,635,133	$3,645,657

	December 31, 2017
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,993	$1,172	$4,165	$641,231	$645,396
Owner-occupied commercial real estate	1,277	1,225	2,502	619,648	622,150
Non-owner occupied commercial real estate	870	3,314	4,184	982,410	986,594
Total commercial business	5,140	5,711	10,851	2,243,289	2,254,140
One-to-four family residential	513	—	513	86,484	86,997
Real estate construction and land development:
One-to-four family residential	84	1,331	1,415	50,570	51,985
Five or more family residential and commercial properties	40	—	40	97,459	97,499
Total real estate construction and land development	124	1,331	1,455	148,029	149,484
Consumer	1,939	687	2,626	352,465	355,091
Gross loans receivable	$7,716	$7,729	$15,445	$2,830,267	$2,845,712

There were no loans 90 days or more past due that were still accruing interest as of September 30, 2018 or December 31, 2017, excluding PCI loans.

(f) Impaired loans
Impaired loans include nonaccrual loans and performing troubled debt restructured ("TDR") loans. The balances of impaired loans as of September 30, 2018 and December 31, 2017 are set forth in the following tables.

	September 30, 2018
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$2,409	$11,821	$14,230	$14,738	$1,711
Owner-occupied commercial real estate	1,566	11,315	12,881	12,907	1,825
Non-owner occupied commercial real estate	4,484	5,863	10,347	10,483	739
Total commercial business	8,459	28,999	37,458	38,128	4,275
One-to-four family residential	—	285	285	297	80
Real estate construction and land development:
One-to-four family residential	767	309	1,076	1,838	6
Total real estate construction and land development	767	309	1,076	1,838	6
Consumer	—	410	410	398	113
Total	$9,226	$30,003	$39,229	$40,661	$4,474

	December 31, 2017
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$2,127	$9,872	$11,999	$12,489	$1,326
Owner-occupied commercial real estate	2,452	4,356	6,808	7,054	621
Non-owner occupied commercial real estate	4,722	11,297	16,019	16,172	1,222
Total commercial business	9,301	25,525	34,826	35,715	3,169
One-to-four family residential	—	299	299	308	93
Real estate construction and land development:
One-to-four family residential	938	309	1,247	2,200	2
Five or more family residential and commercial properties	—	645	645	645	37
Total real estate construction and land development	938	954	1,892	2,845	39
Consumer	160	282	442	466	54
Total	$10,399	$27,060	$37,459	$39,334	$3,355
The average recorded investment of impaired loans for the three and nine months ended September 30, 2018 and 2017 are set forth in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Commercial business:
Commercial and industrial	$16,252	$11,171	$15,258	$11,190
Owner-occupied commercial real estate	12,533	5,289	12,687	5,049
Non-owner occupied commercial real estate	10,265	11,037	10,311	11,198
Total commercial business	39,050	27,497	38,256	27,437
One-to-four family residential	288	307	292	312
Real estate construction and land development:
One-to-four family residential	1,080	2,157	1,139	2,530
Five or more family residential and commercial properties	—	860	161	967
Total real estate construction and land development	1,080	3,017	1,300	3,497
Consumer	396	346	403	328
Total	$40,814	$31,167	$40,251	$31,574
For the three and nine months ended September 30, 2018 and 2017, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three and nine months ended September 30, 2018, the Bank recorded $361,000 and $1.0 million, respectively, of interest income related to performing TDR loans. For the three and nine months ended September 30, 2017, the Bank recorded $366,000 and $1.0 million, respectively, of interest income related to performing TDR loans.

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
The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR loans as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
TDR loans	$24,449	$6,461	$26,757	$5,193
Allowance for loan losses on TDR loans	2,237	713	2,635	379

The unfunded commitment to borrowers related to TDR loans was $1.3 million and $1.2 million at September 30, 2018 and December 31, 2017, respectively.
Loans that were modified as TDR loans during the three and nine months ended September 30, 2018 and 2017 are set forth in the following table:

	Three Months Ended September 30,
	2018		2017
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	11	$2,352	4	$1,353
Owner-occupied commercial real estate	2	1,081	2	1,299
Non-owner occupied commercial real estate	2	2,776	1	655
Total commercial business	15	6,209	7	3,307
Consumer	1	25	4	52
Total loans modified as TDR loans	16	$6,234	11	$3,359

	Nine Months Ended September 30,
	2018		2017
	Number of Contracts (1)	Outstanding Principal Balance (1)(2)	Number of Contracts (1)	Outstanding Principal Balance (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	22	$4,445	13	$5,564
Owner-occupied commercial real estate	3	1,639	3	1,351
Non-owner occupied commercial real estate	3	2,976	2	1,596
Total commercial business	28	9,060	18	8,511
Real estate construction and land development:
One-to-four family residential	2	767	2	1,038
Total real estate construction and land development	2	767	2	1,038
Consumer	8	133	5	60
Total TDR loans	38	$9,960	25	$9,609

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three and nine months ended September 30, 2018 and 2017.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. There were no advances on these types of loans during the three and nine months ended September 30, 2018 and 2017.

The related specific valuation allowance at September 30, 2018 for loans that were modified as TDR loans during the nine months ended September 30, 2018 was $1.0 million. Certain loans included in the tables above may have been previously reported as TDR loans. The Bank typically grants shorter extension periods to continually monitor these TDR loans despite the fact that the extended date might not be the date the Bank expects sufficient cash flow from these borrowers. The Bank does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR loan and are adjusted, as necessary, in the current period based on more recent information.
Loans that were modified during the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2018 and 2017 are set forth in the following table:

	Three Months Ended September 30,
	2018		2017
	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	2	$1,742	1	$234
Total commercial business	2	1,742	1	234
Total	2	$1,742	1	$234

	Nine Months Ended September 30,
	2018		2017
	Number of Contracts	Outstanding Principal Balance	Number of Contracts	Outstanding Principal Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	7	$2,020	1	$234
Owner-occupied commercial real estate	1	69	—	—
Non-owner occupied commercial real estate	—	—	—	—
Total commercial business	8	2,089	1	234
Real estate construction and land development:
One-to-four family residential	2	767	—	—
Total real estate construction and land development	2	767	—	—
Total	10	$2,856	1	$234
During the nine months ended September 30, 2018, one owner-occupied commercial real estate TDR loan and two commercial and industrial TDR loans with a total outstanding balance of $69,000 and $1.7 million, respectively, defaulted because each was past its modified maturity date, and the borrower has not subsequently repaid the credits. The Bank has chosen not to further extend the maturity date on these loans. In addition, during the nine months ended September 30, 2018, one commercial and industrial TDR loan and two construction TDR loans with total outstanding balances of $279,000 and $767,000, respectively, defaulted because the borrowers were more than 90 days delinquent on their scheduled loan payments. Also, four commercial and industrial TDR loans defaulted and subsequently repaid their credits during nine months ended September 30, 2018. The Bank had a $320,000 specific valuation allowance at September 30, 2018 related to these TDR loans which defaulted during the nine months ended September 30, 2018.
During both the three and nine months ended September 30, 2017, the one commercial and industrial TDR loan defaulted because the borrower was more than 90 days delinquent on his scheduled loan payment.

(h) Purchased Credit Impaired Loans
The Company acquired certain loans and designated them, as appropriate, as PCI loans, which are accounted for under FASB ASC 310-30. No loans acquired in the Premier and Puget Mergers were considered PCI.

The following table reflects the outstanding principal balance and recorded investment of the PCI loans at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$7,182	$3,758	$8,818	$2,912
Owner-occupied commercial real estate	9,277	8,258	12,230	11,515
Non-owner occupied commercial real estate	9,051	8,020	14,295	13,342
Total commercial business	25,510	20,036	35,343	27,769
One-to-four family residential	3,279	3,416	4,120	5,255
Real estate construction and land development:
One-to-four family residential	87	387	841	89
Five or more family residential and commercial properties	1,787	1,268	2,361	2,035
Total real estate construction and land development	1,874	1,655	3,202	2,124
Consumer	2,500	3,746	3,974	5,455
Gross PCI loans	$33,163	$28,853	$46,639	$40,603
On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Balance at the beginning of the period	$10,060	$12,296	$11,224	$13,860
Accretion	(644)	(796)	(2,011)	(2,725)
Disposal and other	(164)	(1,287)	(2,136)	(2,430)
Change in accretable yield	1,198	939	3,373	2,447
Balance at the end of the period	$10,450	$11,152	$10,450	$11,152

(5)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio. The following tables detail the activity in the allowance for loan losses disaggregated by segment and class for the three and nine months ended September 30, 2018:

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended September 30, 2018
Commercial business:
Commercial and industrial	$10,188	$(151)	$119	$122	$10,278
Owner-occupied commercial real estate	5,246	—	2	181	5,429
Non-owner occupied commercial real estate	7,726	(149)	—	71	7,648
Total commercial business	23,160	(300)	121	374	23,355
One-to-four family residential	1,121	(15)	—	50	1,156
Real estate construction and land development:
One-to-four family residential	1,016	—	3	156	1,175
Five or more family residential and commercial properties	1,044	—	—	(15)	1,029
Total real estate construction and land development	2,060	—	3	141	2,204
Consumer	6,305	(530)	159	474	6,408
Unallocated	1,326	—	—	26	1,352
Total	$33,972	$(845)	$283	$1,065	$34,475

Nine Months Ended September 30, 2018
Commercial business:
Commercial and industrial	$9,910	$(773)	$683	$458	$10,278
Owner-occupied commercial real estate	3,992	(1)	7	1,431	5,429
Non-owner occupied commercial real estate	8,097	(149)	—	(300)	7,648
Total commercial business	21,999	(923)	690	1,589	23,355
One-to-four family residential	1,056	(30)	—	130	1,156
Real estate construction and land development:
One-to-four family residential	862	—	5	308	1,175
Five or more family residential and commercial properties	1,190	—	—	(161)	1,029
Total real estate construction and land development	2,052	—	5	147	2,204
Consumer	6,081	(1,709)	389	1,647	6,408
Unallocated	898	—	—	454	1,352
Total	$32,086	$(2,662)	$1,084	$3,967	$34,475

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of September 30, 2018.

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,711	$7,674	$893	$10,278
Owner-occupied commercial real estate	1,825	2,871	733	5,429
Non-owner occupied commercial real estate	739	6,236	673	7,648
Total commercial business	4,275	16,781	2,299	23,355
One-to-four family residential	80	946	130	1,156
Real estate construction and land development:
One-to-four family residential	6	947	222	1,175
Five or more family residential and commercial properties	—	950	79	1,029
Total real estate construction and land development	6	1,897	301	2,204
Consumer	113	5,729	566	6,408
Unallocated	—	1,352	—	1,352
Total	$4,474	$26,705	$3,296	$34,475
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of September 30, 2018:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$14,230	$843,542	$3,758	$861,530
Owner-occupied commercial real estate	12,881	764,277	8,258	785,416
Non-owner occupied commercial real estate	10,347	1,264,793	8,020	1,283,160
Total commercial business	37,458	2,872,612	20,036	2,930,106
One-to-four family residential	285	92,632	3,416	96,333
Real estate construction and land development:
One-to-four family residential	1,076	105,685	387	107,148
Five or more family residential and commercial properties	—	119,519	1,268	120,787
Total real estate construction and land development	1,076	225,204	1,655	227,935
Consumer	410	387,127	3,746	391,283
Total	$39,229	$3,577,575	$28,853	$3,645,657

The following tables detail activity in the allowance for loan losses disaggregated by segment and class for the three and nine months ended September 30, 2017.

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
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2017:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$11,999	$630,485	$2,912	$645,396
Owner-occupied commercial real estate	6,808	603,827	11,515	622,150
Non-owner occupied commercial real estate	16,019	957,233	13,342	986,594
Total commercial business	34,826	2,191,545	27,769	2,254,140
One-to-four family residential	299	81,443	5,255	86,997
Real estate construction and land development:
One-to-four family residential	1,247	50,649	89	51,985
Five or more family residential and commercial properties	645	94,819	2,035	97,499
Total real estate construction and land development	1,892	145,468	2,124	149,484
Consumer	442	349,194	5,455	355,091
Total	$37,459	$2,767,650	$40,603	$2,845,712

(6)	Other Real Estate Owned
Changes in other real estate owned during the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Balance at the beginning of the period	$434	$786	$—	$754
Additions	—	—	434	32
Additions from acquisitions	1,796	—	1,796	—
Proceeds from dispositions	(198)	(374)	(198)	(374)
Gain on sales, net	—	111	—	111
Balance at the end of the period	$2,032	$523	$2,032	$523

At September 30, 2018, the carrying amount of other real estate owned that was the result of foreclosure and obtaining physical possession of residential real estate properties was $434,000. At September 30, 2018, the recorded investment of consumer mortgage loans secured by residential real estate properties (included in the one-to-four family residential loans in Note (4) Loans Receivable) for which formal foreclosure proceedings were in process was $258,000.

(7)	Goodwill and Other Intangible Assets

(a) Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the recent Premier Merger on July 2, 2018 and Puget Sound Merger on January 16, 2018 and the historical acquisitions of Washington Banking Company on May 1, 2014; Valley Community Bancshares on July 15, 2013; Western Washington Bancorp in 2006 and North Pacific Bank in 1998. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit).
The following table presents the change in goodwill for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Balance at the beginning of the period	$187,549	$119,029	$119,029	$119,029
Additions as a result of acquisitions (1)	53,288	—	121,808	—
Balance at the end of the period	$240,837	$119,029	$240,837	$119,029
(1) See Note (2) Business Combinations
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
(b) Other Intangible Assets
The other intangible assets represent the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI related to the acquisitions of Premier Commercial Bancorp, Puget Sound Bancorp, Washington Banking Company, Valley Community Bancshares, and Northwest Commercial Bank were estimated to be ten, ten, ten, ten, and five years, respectively.

The following table presents the change in other intangible assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Balance at the beginning of the period	$15,767	$6,727	$6,088	$7,374
Additions as a result of acquisitions (1)	7,075	—	18,345	—
Amortization	(1,114)	(319)	(2,705)	(966)
Balance at the end of the period	$21,728	$6,408	$21,728	$6,408
(1) See Note (2) Business Combinations

(8)	Junior Subordinated Debentures
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
The adjustable rate of the trust preferred securities at September 30, 2018 was 3.96%. The weighted average rate of the junior subordinated debentures was as follows for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average rate (1)	6.49%	5.20%	6.17%	5.05%
(1) The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.
The junior subordinated debentures are the sole assets of the Trust and payments under the junior subordinated debentures are the sole revenues of the Trust. At September 30, 2018 and December 31, 2017, the balance of the junior subordinated debentures, net of unaccreted discount, was $20.2 million and $20.0 million, respectively. All of the common securities of the Trust are owned by the Company. Heritage has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. For financial reporting purposes, the Company's investment in the Master Trust is accounted for under the equity method and is included in prepaid expenses and other assets on the Company's Condensed Consolidated Statements of Financial Condition. The junior subordinated debentures issued and guaranteed by the Company and held by the Master Trust are reflected as liabilities on the Company's Condensed Consolidated Statements of Financial Condition.

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
The following table presents the Company's repurchase agreement obligations by class of collateral pledged:

	September 30, 2018	December 31, 2017
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$4,890	$—
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	9,971	11,239
Commercial	17,372	20,582
Total repurchase agreements	$32,233	$31,821
(1) Issued and guaranteed by U.S. Government-sponsored agencies.

(10)	Other Borrowings
(a) FHLB
The Federal Home Loan Bank ("FHLB") of Des Moines functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At September 30, 2018, the Bank maintained a credit facility with the FHLB of Des Moines with available borrowing capacity of $826.8 million. The Bank had no FHLB advances outstanding at September 30, 2018. At December 31, 2017 there were FHLB advances outstanding of $92.5 million.
The following table sets forth the details of FHLB advances during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
FHLB Advances:
Average balance during the period	$20,892	$111,293	$45,193	$106,553
Maximum month-end balance during the period	$50,500	$126,200	$154,500	$137,450
Weighted average rate during the period	2.22%	1.53%	1.98%	1.09%
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

(b) Federal Funds Purchased
The Bank maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank ("TIB") and Pacific Coast Bankers’ Bank to purchase federal funds of up to $90.0 million as of September 30, 2018. The lines generally mature annually or are reviewed annually. As of September 30, 2018 and December 31, 2017, there were no federal funds purchased.

(c) Credit Facilities
The Bank maintains a credit facility with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") with available borrowing capacity of $45.2 million as of September 30, 2018. There were no borrowings outstanding as of September 30, 2018 or December 31, 2017. Any advances on the credit facility would have to be first secured by the Bank's investment securities or loans receivable.

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
The notional amounts and estimated fair values of interest rate derivative contracts outstanding at September 30, 2018 and December 31, 2017 are presented in the following table.

	September 30, 2018		December 31, 2017
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swaps with customer (1)	$162,275	$(7,050)	$146,537	$(882)
Interest rate swap with third party (1)	162,275	7,050	146,537	882
 (1) The estimated fair value of the derivative included in prepaid and other assets on the Condensed Consolidated Statements of Financial Condition was $7.7 million and $3.4 million as of September 30, 2018 and December 31, 2017, respectively. The estimated fair value of the derivative included in accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition was $7.7 million and $3.4 million as of September 30, 2018 and December 31, 2017, respectively.

(12)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Net income:
Net income	$15,504	$10,624	$36,448	$31,768
Less: Dividends and undistributed earnings allocated to participating securities	(48)	(64)	(252)	(228)
Net income allocated to common shareholders	$15,456	$10,560	$36,196	$31,540
Basic:
Weighted average common shares outstanding	36,839,615	29,929,721	34,744,788	29,940,276
Less: Restricted stock awards	(67,669)	(146,425)	(94,340)	(192,186)
Total basic weighted average common shares outstanding	36,771,946	29,783,296	34,650,448	29,748,090
Diluted:
Basic weighted average common shares outstanding	36,771,946	29,783,296	34,650,448	29,748,090
Effect of potentially dilutive common shares (1)	191,298	107,414	170,154	86,004
Total diluted weighted average common shares outstanding	36,963,244	29,890,710	34,820,602	29,834,094

(1)	Represents the effect of the assumed exercise of stock options and vesting of restricted stock units.
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock. For the three and nine months ended September 30, 2018 and 2017, there were no anti-dilutive shares outstanding related to options to acquire common stock.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity for the nine months ended September 30, 2018 and calendar year 2017.

Declared	Cash Dividend per Share	Record Date	Paid Date
January 25, 2017	$0.12	February 9, 2017	February 23, 2017
April 25, 2017	$0.13	May 10, 2017	May 24, 2017
July 25, 2017	$0.13	August 10, 2017	August 24, 2017
October 25, 2017	$0.13	November 8, 2017	November 22, 2017
October 25, 2017	$0.10	November 8, 2017	November 22, 2017	*
January 24, 2018	$0.15	February 7, 2018	February 21, 2018
April 25, 2018	$0.15	May 10, 2018	May 24, 2018
July 24, 2018	$0.15	August 9, 2018	August 23, 2018
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
Since the inception of the eleventh plan, the Company has repurchased 579,996 shares at an average share prices of $16.67. No shares were repurchased under this plan during the three and nine months ended September 30, 2018 and 2017.
In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total repurchased shares for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Repurchased shares to pay withholding taxes (1)	368	344	53,188	27,711
Stock repurchase to pay withholding taxes average share price	$36.34	$25.80	$31.99	$24.61
(1) During the nine months ended September 30, 2018, the Company repurchased 26,741 shares related to the withholding taxes due on the accelerated vesting of the restricted stock units of Puget Sound which were converted to Heritage common stock shares with an average share price of $31.80 under the terms of the merger. See Note (2) Business Combinations. There were no shares repurchased as a result of the accelerated vesting of the restricted stock awards of Premier.
(d) Issuance of Common Stock
In conjunction with the Premier Merger effective on July 2, 2018 and the Puget Sound Merger effective on January 16, 2018, Heritage issued 2,848,579 and 4,112,258 shares, respectively, of the Company's common stock at the merger date share price of $34.85 and $31.80, respectively, for a fair value of $99.3 million and $130.8 million, respectively.

(13)	Accumulated Other Comprehensive (Loss) Income
The changes in accumulated other comprehensive (loss) income (“AOCI”), all of which are due to changes in the fair value of available for sale securities and are net of tax for the periods provided.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Balance of AOCI at the beginning of period	$(11,306)	$1,557	$(1,298)	$(2,606)
Other comprehensive (loss) income before reclassification	(3,319)	289	(13,193)	4,528
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(65)	(28)	(106)	(104)
Net current period other comprehensive (loss) income	(3,384)	261	(13,299)	4,424
ASU 2016-01 implementation	—	—	(93)	—
Balance of AOCI at the end of period	$(14,690)	$1,818	$(14,690)	$1,818

(14)	Fair Value Measurements
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017.

	September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$83,798	$15,879	$67,919	$—
Municipal securities	164,072	—	164,072	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	311,916	—	311,916	—
Commercial	309,114	—	309,114	—
Collateralized loan obligations	967	—	967	—
Corporate obligations	25,709	—	25,709	—
Other asset-backed securities	25,161	—	25,161	—
Total investment securities available for sale	920,737	15,879	904,858	—
Derivative assets - interest rate swaps	7,659	—	7,659	—
Liabilities
Derivative liabilities - interest rate swaps	$7,659	$—	$7,659	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$13,442	$—	$13,442	$—
Municipal securities	250,015	—	250,015	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	280,211	—	280,211	—
Commercial	217,079	—	217,079	—
Collateralized loan obligations	4,580	—	4,580	—
Corporate obligations	16,770	—	16,770	—
Other securities	28,433	146	28,287	—
Total investment securities available for sale	810,530	146	810,384	—
Derivative assets - interest rate swaps	3,418	—	3,418	—
Liabilities
Derivative liabilities - interest rate swaps	$3,418	$—	$3,418	$—
There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2018 and 2017.
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The tables below represent assets measured at fair value on a nonrecurring basis at September 30, 2018 and December 31, 2017 and the net losses recorded in earnings during three and nine months ended September 30, 2018 and 2017.

	Basis(1)	Fair Value at September 30, 2018
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended September 30, 2018	Net Losses (Gains) Recorded in Earnings During the Nine Months Ended September 30, 2018
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$224	$187	$—	$—	$187	$36	$36
Real estate construction and land development:
One-to-four family residential	976	303	—	—	303	1	4
Total assets measured at fair value on a nonrecurring basis	$1,200	$490	$—	$—	$490	$37	$40

(1)	Basis represents the unpaid principal balance of impaired loans.

	Basis(1)	Fair Value at December 31, 2017
		Total	Level 1	Level 2	Level 3	Net Losses Recorded in Earnings During the Three Months Ended September 30, 2017	Net Losses (Gains) Recorded in Earnings During the Nine Months Ended September 30, 2017
	(In thousands)
Impaired loans:
Real estate construction and land development:
One-to-four family residential	$976	$307	$—	$—	$307	$—	$—
Total assets measured at fair value on a nonrecurring basis	$976	$307	$—	$—	$307	$—	$—

(1)	Basis represents the unpaid principal balance of impaired loans.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2018 and December 31, 2017.

	September 30, 2018
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$490	Market approach	Adjustment for differences between the comparable sales	(91.2%) - (14.4)%; (25.5%)

	December 31, 2017
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$307	Market approach	Adjustment for differences between the comparable sales	(91.5%) - (14.4%); (44.0%)

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

	September 30, 2018
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$170,143	$170,143	$170,143	$—	$—
Investment securities available for sale	920,737	920,737	15,879	904,858	—
Federal Home Loan Bank stock	6,076	N/A	N/A	N/A	N/A
Loans held for sale	1,882	1,937	—	1,937	—
Total loans receivable, net	3,614,579	3,604,468	—	—	3,604,468
Accrued interest receivable	15,735	15,735	13	3,992	11,730
Derivative assets - interest rate swaps	7,659	7,659	—	7,659	—
Equity security	132	132	132	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$3,894,524	$3,894,524	$3,894,524	$—	$—
Certificate of deposit accounts	503,603	506,405	—	506,405	—
Securities sold under agreement to repurchase	32,233	32,233	32,233	—	—
Junior subordinated debentures	20,229	20,000	—	—	20,000
Accrued interest payable	263	263	64	160	39
Derivative liabilities - interest rate swaps	7,659	7,659	—	7,659	—

	December 31, 2017
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$103,015	$103,015	$103,015	$—	$—
Investment securities available for sale	810,530	810,530	146	810,384	—
Federal Home Loan Bank stock	8,347	N/A	N/A	N/A	N/A
Loans held for sale	2,288	2,364	—	2,364	—
Loans receivable, net of allowance for loan losses	2,816,985	2,810,401	—	—	2,810,401
Accrued interest receivable	12,244	12,244	23	3,772	8,449
Derivative assets - interest rate swaps	3,418	3,418	—	3,418	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$2,994,662	$2,994,662	$2,994,662	$—	$—
Certificate of deposit accounts	398,398	397,039	—	397,039	—
Federal Home Loan Bank advances	92,500	92,500	—	92,500	—
Securities sold under agreement to repurchase	31,821	31,821	31,821	—	—
Junior subordinated debentures	20,009	18,500	—	—	18,500
Accrued interest payable	162	162	45	79	38
Derivative liabilities - interest rate swaps	3,418	3,418	—	3,418	—

(15)	Stock-Based Compensation
On July 24, 2014, the Company's shareholders approved the Heritage Financial Corporation 2014 Omnibus Equity Plan (the "Plan") that provides for the issuance of 1,500,000 shares of the Company's common stock in the form of stock options, stock appreciation rights, stock awards (which includes restricted stock units, restricted stock awards, performance units, performance shares or bonus shares) and cash incentive awards. The Company issues new shares of common stock to satisfy share option exercises and restricted stock awards. As of September 30, 2018, 955,539 shares remain for future issuance under the Plan.
(a) Stock Option Awards
Stock options generally vest ratably over three years and expire five years after they become exercisable or vest ratably over four years and expire ten years from date of grant. For the three and nine months ended September 30, 2018 and 2017, the Company did not recognize any compensation expense or related tax benefit related to stock options as all of the compensation expense related to the outstanding stock options had been previously recognized. The intrinsic value and cash proceeds from options exercised during the nine months ended September 30, 2018 was $184,000 and $118,000, respectively. The intrinsic value and cash proceeds from options exercised during the nine months ended September 30, 2017 was $156,000 and $159,000, respectively.

The following table summarizes the stock option activity for the nine months ended September 30, 2018 and 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2016	37,495	$13.77
Exercised	(12,304)	12.92
Forfeited or expired	(1,308)	13.53
Outstanding, vested and expected to vest and exercisable at September 30, 2017	23,883	$14.23	2.45	$365

Outstanding at December 31, 2017	23,231	$14.21
Exercised	(8,842)	13.30
Forfeited or expired	(831)	14.77
Outstanding, vested and expected to vest and exercisable at September 30, 2018	13,558	$14.77	1.64	$276

(b) Restricted Stock Awards
Restricted stock awards granted generally have a four-year cliff vesting or four-year ratable vesting schedule. For the three and nine months ended September 30, 2018, the Company recognized compensation expense related to restricted stock awards of $186,000 and $718,000, respectively, and a related tax benefit of $39,000 and $151,000, respectively. For the three and nine months ended September 30, 2017, the Company recognized compensation expense related to restricted stock awards of $292,000 and $1.1 million, respectively, and a related tax benefit of $102,000 and $384,000, respectively. As of September 30, 2018, the total unrecognized compensation expense related to non-vested restricted stock awards was $745,000 and the related weighted average period over which the compensation expense is expected to be recognized is approximately 1.15 years. The vesting date fair value of the restricted stock awards that vested during the nine months ended September 30, 2018 and 2017 was $2.2 million and $2.7 million, respectively.
The following table summarizes the restricted stock award activity for the nine months ended September 30, 2018 and 2017:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2016	261,296	$16.80
Vested	(107,202)	16.49
Forfeited	(10,418)	16.80
Nonvested at September 30, 2017	143,676	$17.02

Nonvested at December 31, 2017	137,399	$17.00
Vested	(67,602)	16.70
Forfeited	(3,489)	16.92
Nonvested at September 30, 2018	66,308	$17.31

(c) Restricted Stock Units
During 2017, the Company began issuing stock-settled restricted stock unit awards ("RSU") and performance-based stock-settled restricted stock unit awards ("PRSU"), collectively called "units". RSUs granted vest ratably over three years. PRSUs granted generally have a three-year cliff vesting schedule. Additionally, PRSU grants may be subject to performance-based vesting as well as other approved vesting conditions. The number of shares of actually delivered pursuant to the PRSUs depends on the performance of the Company's Total Shareholder Return and Return on Average Assets over the performance period in relation to the performance of the common stock of a predetermined peer group. The conditions of the grants allow for an actual payout ranging between no payout and 150% of target. The payout level is calculated based on actual performance achieved during the performance period compared to a defined peer group. The fair value of such PRSUs was determined using a Monte Carlo simulation and will be recognized over the subsequent three years. The Monte-Carlo simulation model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair value determination the possibility that the market condition may not be satisfied. Compensation costs related to these awards are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.
Expected volatilities in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The Company used the following assumptions to estimate the fair value of PRSUs granted during February 2018 and 2017:

	Grant year
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
For the three and nine months ended September 30, 2018, the Company recognized compensation expense related to the units of $523,000 and $1.3 million, respectively, and a related tax benefit of $110,000 and $274,000, respectively. For the three and nine months ended September 30, 2017, the Company recognized compensation expense related the units of $236,000 and $472,000, respectively, and a related tax benefit of $83,000 and $165,000, respectively. As of September 30, 2018, the total unrecognized compensation expense related to non-vested units was $4.0 million and the related weighted average period over which the compensation expense is expected to be recognized is approximately 2.43 years. The vesting date fair value of the units that vested during the nine months ended September 30, 2018 was $1.0 million. There were no units that vested during the nine months ended September 30, 2017.
The following table summarizes the unit activity for the nine months ended September 30, 2018 and 2017:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2016	—	$—
Granted	92,019	25.29
Forfeited	(1,812)	25.35
Nonvested at September 30, 2017	90,207	$25.29

Nonvested at December 31, 2017	90,544	$25.31
Granted	125,376	30.62
Vested	(32,375)	25.44
Forfeited	(4,617)	27.82
Nonvested at September 30, 2018	178,928	$28.94

(16)	Cash Requirement
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The required reserve balance at September 30, 2018 and December 31, 2017 was $22.6 million and $60,000, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and nine months ended September 30, 2018. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, and the December 31, 2017 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Overview
Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly-owned financial institution subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on our commercial banking relationships, market expansion and asset quality. At September 30, 2018, we had total assets of $5.28 billion and total stockholders’ equity of $746.1 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
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

Earnings Summary
Comparison of quarter ended September 30, 2018 to the comparable quarter in the prior year.
Net income was $15.5 million, or $0.42 per diluted common share, for the three months ended September 30, 2018 compared to $10.6 million, or $0.35 per diluted common share, for the three months ended September 30, 2017. Net income increased $4.9 million, or 45.9%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to an increase in net interest income of $16.2 million, or 46.2%, offset partially by an increase in noninterest expense of $11.6 million, or 41.6%. The increases in net interest income and noninterest expense were primarily the result of the Premier and Puget Mergers with effective dates of January 16 and July 2, 2018.
Net interest income as a percentage of average interest earning assets (net interest margin) increased 55 basis points to 4.41% for the three months ended September 30, 2018 compared to 3.86% for the same period in 2017. The increase in net interest margin was primarily due to increases in both the average loan balance and loan yield and secondarily in increases in both average balances and yields on investments, offset partially by an increase in the cost of interest bearing liabilities.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio was 66.91% for the three months ended September 30, 2018 compared to 64.43% for the three months ended September 30, 2017. The change in the efficiency ratio was primarily attributable to the increase in noninterest expense as a result of the Premier and Puget Mergers, including increases in compensation and employee benefits expense due to additional employees, occupancy and equipment expense primarily due to additional rent expense, and data processing expense due to an increase in transactional accounts and balances. Noninterest expense also increased $795,000 during the three months ended September 30, 2018 compared to the same period in 2017 due to amortization of intangible assets acquired in the Premier and Puget Mergers.
Comparison of nine months ended September 30, 2018 to the comparable period in the prior year.
Net income was $36.4 million, or $1.04 per diluted common share, for the nine months ended September 30, 2018 compared to $31.8 million, or $1.06 per diluted common share, for the nine months ended September 30, 2017. Net income increased $4.7 million, or 14.7%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in net interest income of $33.5 million, or 32.7%, partially offset by an increase in noninterest expense of $29.1 million or 35.0%. The increases in net interest income and noninterest expense during the nine months ended September 30, 2018 compared to the same period in 2017 were primarily the result of the Premier and Puget Mergers.
The net interest margin increased 37 basis points to 4.26% for the nine months ended September 30, 2018 compared to 3.89% for the same period in 2017. The increase in net interest margin was primarily due to increases in both the average loan balance and loan yield and secondarily due to increases in both the balances and yields on investments, offset partially by an increase in the cost of interest bearing liabilities.
The Company’s efficiency ratio was 70.53% for the nine months ended September 30, 2018 compared to 64.47% for the nine months ended September 30, 2017. The change in the efficiency ratio for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily attributable to additional noninterest expense as a result of the Premier and Puget Mergers, including increases in compensation and employee benefits expense due to additional employees, occupancy and equipment expense primarily due to additional rent expense, and data processing expense due to an increase in transactional accounts and balances. Noninterest expense also increased $1.7 million during the nine months ended September 30, 2018 compared to the same period in 2017 due to the amortization of intangible assets acquired in the Premier and Puget Mergers.

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
Comparison of quarter ended September 30, 2018 to the comparable quarter in the prior year.
Net interest income increased $16.2 million, or 46.2%, to $51.1 million for the three months ended September 30, 2018 compared to $34.9 million for the same period in 2017. The increase in net interest income was primarily due to an increase in average interest earning assets, which increased substantially as a result of the Premier and Puget Mergers. Net interest income also increased due to increases in yields on interest earning assets primarily due to higher market interest rates reflecting increases in the target federal funds rate. The increase in net interest income was offset partially by an increase in the cost of total interest bearing liabilities primarily as a result of rising interest rates. The following table provides relevant net interest income information for the dates indicated.

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$3,618,031	$48,301	5.30%	$2,737,535	$32,595	4.72%
Taxable securities	707,597	4,662	2.61	562,256	3,117	2.20
Nontaxable securities (3)	176,322	1,085	2.44	229,683	1,354	2.34
Other interest earning assets	94,784	528	2.21	63,544	209	1.30
Total interest earning assets	4,596,734	54,576	4.71%	3,593,018	37,275	4.12%
Noninterest earning assets	681,831			427,199
Total assets	$5,278,565			$4,020,217
Interest Bearing Liabilities:
Certificates of deposit	$512,547	$1,184	0.92%	$394,345	$633	0.64%
Savings accounts	518,937	541	0.41	494,990	360	0.29
Interest bearing demand and money market accounts	2,044,236	1,289	0.25	1,499,335	635	0.17
Total interest bearing deposits	3,075,720	3,014	0.39	2,388,670	1,628	0.27
FHLB advances and other borrowings	20,892	117	2.22	111,293	428	1.53
Securities sold under agreement to repurchase	33,394	19	0.23	28,999	16	0.22
Junior subordinated debentures	20,181	330	6.49	19,897	261	5.20
Total interest bearing liabilities	3,150,187	3,480	0.44%	2,548,859	2,333	0.36%
Demand and other noninterest bearing deposits	1,314,203			916,074
Other noninterest bearing liabilities	69,786			50,022
Stockholders’ equity	744,389			505,262
Total liabilities and stockholders’ equity	$5,278,565			$4,020,217
Net interest income		$51,096			$34,942
Net interest spread			4.27%			3.76%
Net interest margin			4.41%			3.86%
Average interest earning assets to average interest bearing liabilities			145.92%			140.97%

(1)	Annualized

(2)	The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.

(3)	Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

Interest Income
Total interest income increased $17.3 million, or 46.4%, to $54.6 million for the three months ended September 30, 2018 compared to $37.3 million for the same period in 2017. The balance of average interest earning assets increased $1.00 billion, or 27.9%, to $4.60 billion for the three months ended September 30, 2018 from $3.59 billion for the three months ended September 30, 2017 and the yield on total interest earning assets increased 59 basis points to 4.71% for the three months ended September 30, 2018 compared to 4.12% for the three months ended September 30, 2017. The increase in the interest income was due primarily to interest income from interest and fees on loans and interest income on investment securities.
Interest income from interest and fees on loans increased $15.7 million, or 48.2%, to $48.3 million for the three months ended September 30, 2018 from $32.6 million for the same period in 2017 primarily due to an increase in average total loans receivable, net of $880.5 million, or 32.2%, as a result of loan growth which was substantially due to the Premier and Puget Mergers. Additionally, interest income from interest and fees on loans increased as the loan yield increased 58 basis points to 5.30% for the three months ended September 30, 2018 from 4.72% for the three months ended September 30, 2017. The increase in loan yield was due to a combination of higher contractual loan rates as a result of the increasing interest rate environment, an increase in loan yields from the loans acquired in the Premier and Puget Mergers as compared to legacy Heritage loans, and an increase in incremental accretion on purchased loans substantially due to loans acquired in the Premier and Puget Mergers.
Incremental accretion income was $2.6 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively. The increase in the incremental accretion during the three months ended September 30, 2018 was primarily due to accretion of loans acquired in the Premier and Puget Mergers. The incremental accretion and the impact to loan yield will change during any quarter based on the volume of prepayments, but is expected to decrease over time as the balance of the purchased loans continues to decrease.
The following table presents the loan yield and effects of the incremental accretion on purchased loans for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Loan yield, excluding incremental accretion on purchased loans (1)	5.01%	4.57%
Impact on loan yield from incremental accretion on purchased loans (1)	0.29	0.15
Loan yield	5.30%	4.72%

Incremental accretion on purchased loans (1)	$2,637	$1,036

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

Interest income on investment securities increased $1.3 million, or 28.5%, to $5.7 million during the three months ended September 30, 2018 from $4.5 million during the three months ended September 30, 2017. The increase in interest on investment securities was primarily a result of an increase in the average balance of investment securities of $92.0 million, or 11.6%, to $883.9 million during the three months ended September 30, 2018 from $791.9 million during the three months ended September 30, 2017. Additionally, interest income increased as a result an increase in the investment yields, reflecting the effect of the rise in interest rates on our adjustable rate investment securities and secondarily due to higher yields on new investment purchases for the three months ended September 30, 2018 compared to the same period in 2017. Yields on taxable securities increased 41 basis points to 2.61% for the three months ended September 30, 2018 from 2.20% for the same period in 2017. Yields on nontaxable securities increased 10 basis points to 2.44% for the three months ended September 30, 2018 from 2.34% for the same period in 2017. The Company has actively managed its investment securities portfolio to improve performance in the increasing rate environment.
Interest income on other interest earning assets increased $319,000, or 152.6%, due to a combination of an increase in interest earning deposits as the Bank held more funds in interest earning accounts at the Federal Reserve Bank compared to the same period in 2017 and an increase in the yields reflecting the rise in interest rates. Average other interest earning assets increased $31.2 million, or 49.2%, to $94.8 million for the three months ended September 30, 2018 compared to $63.5 million for the three months ended September 30, 2017.
Interest Expense
Total interest expense increased $1.1 million, or 49.2%, to $3.5 million for the three months ended September 30, 2018 compared to $2.3 million for the same period in 2017. The average cost of interest bearing liabilities increased eight basis points to 0.44% for the three months ended September 30, 2018 from 0.36% for the three months ended September 30, 2017 as a result of the rise in market interest rates. Total average interest bearing liabilities increased $601.3 million, or 23.6%, to $3.15 billion for the three months ended September 30, 2018 from $2.55 billion for the three months ended September 30, 2017 substantially due to the Premier and Puget Mergers.
The cost of interest bearing deposits increased 12 basis points to 0.39% for the three months ended September 30, 2018 from 0.27% for the same period in 2017 due to a combination of an increase in market interest rates and an increase in the average balance due primarily to the Premier and Puget Mergers. The cost of interest bearing deposits is primarily due to the interest bearing demand and money market deposits and certificates of deposits. The average balance of interest bearing demand and money market deposits increased $544.9 million, or 36.3%, to $2.04 billion during the three months ended September 30, 2018 compared to $1.50 billion during the same period in 2017, and the cost of interest bearing demand and money market deposits increased eight basis points to 0.25% for the three months ended September 30, 2018 from 0.17% for the same period in 2017. The average balance of certificate of deposit accounts increased $118.2 million, or 30.0%, to $512.5 million for the three months ended September 30, 2018 compared to $394.3 million for the same period in 2017. The cost of certificates of deposit increased 28 basis points to 0.92% for the three months ended September 30, 2018 from 0.64% for the same period in 2017.
The Company was able to reduce the impact of the rising market interest rates by increasing the average balance of noninterest bearing deposits at a higher growth rate than the interest bearing deposits described above. The average balance of noninterest bearing deposits increased by $398.1 million, or 43.5%, to $1.31 billion for the three months ended September 30, 2018 compared to $916.0 million for the same period in 2017. The total cost of deposits increased seven basis points to 0.27% for the three months ended September 30, 2018 compared to 0.20% for the same period in 2017.
Interest expense on FHLB advances and other borrowings decreased $311,000, or 72.7%, to $117,000 for the three months ended September 30, 2018 from $428,000 for the same period in 2017 due to the decrease in average balance of FHLB advances during the quarter. The average balance for FHLB advances and other borrowings decreased $90.4 million, or 81.2%, to $20.9 million for the three months ended September 30, 2018 from $111.3 million for the same period in 2017. The Company was able to use the increase in the deposit balances to repay the FHLB advances as of September 30, 2018. The average cost of FHLB advances and other borrowings increase of 69 basis points to 2.22% for the three months ended September 30, 2018 compared to 1.53% for the same period in 2017 was due to increases in market rates.

Net Interest Margin
Net interest margin increased 55 basis points for the three months ended September 30, 2018 to 4.41% from 3.86% for the same period in 2017 primarily due to the above mentioned changes in asset yields and costs of funds. The net interest spread increased 51 basis points for the three months ended September 30, 2018 to 4.27% from 3.76% for the same period in 2017 primarily due to the increase in yield earned on total interest earning assets.

Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
Net interest margin, excluding incremental accretion on purchased loans (1)	4.18%	3.75%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.23	0.11
Net interest margin	4.41%	3.86%

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

Comparison of nine months ended September 30, 2018 to the comparable period in the prior year
Net interest income increased $33.5 million, or 32.7%, to $135.7 million for the nine months ended September 30, 2018 compared to $102.2 million for the same period in 2017. The following table provides relevant net interest income information for the dates indicated.

	Nine Months Ended September 30,
	2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$3,346,709	$127,601	5.10%	$2,676,153	$94,580	4.73%
Taxable securities	645,866	12,259	2.54	565,528	9,307	2.20
Nontaxable securities (3)	200,179	3,646	2.44	225,583	3,926	2.33
Other interest earning assets	66,619	988	1.98	42,225	352	1.11
Total interest earning assets	4,259,373	144,494	4.54%	3,509,489	108,165	4.12%
Noninterest earning assets	596,239			427,661
Total assets	$4,855,612			$3,937,150
Interest Bearing Liabilities:
Certificates of deposit	$451,741	$2,741	0.81%	$369,724	$1,527	0.55%
Savings accounts	512,689	1,443	0.38	499,353	940	0.25
Interest bearing demand and money market accounts	1,863,135	2,985	0.21	1,489,149	1,834	0.16
Total interest bearing deposits	2,827,565	7,169	0.34	2,358,226	4,301	0.24
FHLB advances and other borrowings	45,194	669	1.98	106,556	870	1.09
Securities sold under agreement to repurchase	30,543	52	0.23	23,660	38	0.21
Junior subordinated debentures	20,108	928	6.17	19,823	748	5.05
Total interest bearing liabilities	2,923,410	8,818	0.40%	2,508,265	5,957	0.32%
Demand and other noninterest bearing deposits	1,201,676			885,467
Other noninterest bearing liabilities	64,686			47,283
Stockholders’ equity	665,840			496,135
Total liabilities and stockholders’ equity	$4,855,612			$3,937,150
Net interest income		$135,676			$102,208
Net interest spread			4.14%			3.80%
Net interest margin			4.26%			3.89%
Average interest earning assets to average interest bearing liabilities			145.70%			139.92%

(1)	Annualized

(2)	The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.

(3)	Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Interest Income
Total interest income increased $36.3 million, or 33.6%, to $144.5 million for the nine months ended September 30, 2018 compared to $108.2 million for the same period in 2017. The balance of average interest earning assets increased $749.9 million, or 21.4%, to $4.26 billion for the nine months ended September 30, 2018 from $3.51 billion for the nine months ended September 30, 2017 and the yield on total interest earning assets increased 42 basis points to 4.54% for the nine months ended September 30, 2018 compared to 4.12% for the nine months ended September 30, 2017. The increase in the interest income was due primarily to interest income from interest and fees on loans and interest income on investment securities.
Interest income from interest and fees on loans increased $33.0 million, or 34.9%, to $127.6 million for the nine months ended September 30, 2018 from $94.6 million for the same period in 2017 due primarily to an increase in average loans receivable, net and an increase in loan yields. Average total loans receivable, net increased $670.6 million, or 25.1%, to $3.35 billion for the nine months ended September 30, 2018 compared to $2.68 billion for the nine months ended September 30, 2017 primarily as a result of the Premier and Puget Mergers. Loan yields increased 37 basis points to 5.10% for the nine months ended September 30, 2018 from 4.73% for the nine months ended September 30, 2017 due to a combination of higher contractual loan rates as a result of the increasing interest rate environment, an increase in loan yields from the loans acquired in the Premier and Puget Mergers as compared to legacy Heritage loans, and an increase in incremental accretion on purchased loans substantially due to loans acquired in the Premier and Puget Mergers.
Incremental accretion income was $6.3 million and $3.7 million for the nine months ended September 30, 2018 and 2017, respectively. The increase in the incremental accretion was primarily due to the accretion of the loans acquired in the Premier and Puget Sound Mergers. The incremental accretion and the impact to loan yield will change during any quarter based on the volume of prepayments, but is expected to decrease over time as the balance of the purchased loans continues to decrease.
The following table presents the loan yield and effects of the incremental accretion on purchased loans for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Loan yield, excluding incremental accretion on purchased loans (1)	4.85%	4.55%
Impact on loan yield from incremental accretion on purchased loans (1)	0.25	0.18
Loan yield	5.10%	4.73%

Incremental accretion on purchased loans (1)	$6,261	$3,687

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

Interest income on investment securities increased $2.7 million, or 20.2%, to $15.9 million during the nine months ended September 30, 2018 compared to $13.2 million for the nine months ended September 30, 2017. The increase in interest income on investment securities was the result of a combination of an increase in investment yields for the nine months ended September 30, 2018 compared to the same period in 2017 and an increase in the average balance of investment securities during the period. Yields on taxable securities increased 34 basis points to 2.54% for the nine months ended September 30, 2018 compared to 2.20% for the same period in 2017. Yields on nontaxable securities increased 11 basis points to 2.44% for the nine months ended September 30, 2018 from 2.33% for the same period in 2017. The average balance of investment securities increased $54.9 million, or 6.9%, to $846.0 million during the nine months ended September 30, 2018 from $791.1 million during the nine months ended September 30, 2017. The Company reduced the balance of its tax exempt securities during the three months ended September 30, 2018 compared to the same period in 2017 as the tax effected yield was not as beneficial given the decrease in the federal corporate tax rate in 2018. The Company has actively managed its investment securities portfolio to improve performance in the increasing rate environment.
Income on other interest earning assets increased $636,000, or 180.7%, to $988,000 during the nine months ended September 30, 2018 compared to $352,000 during the same period in 2017 due to a combination of an increase in the average balances and an increase in market interest rates. Average other interest earning assets increased $24.4 million, or 57.8%, to $66.6 million for the nine months ended September 30, 2018 compared to $42.2 million for the nine months ended September 30, 2017. The increase was due primarily to an increase in interest earning deposits, as the Bank held more funds in interest earning accounts at the Federal Reserve Bank of San Francisco compared to the same period in 2017. The yield on other interest earning assets increased 87 basis points to 1.98% during the nine months ended September 30, 2018 compared to 1.11% during the same period in 2017, reflecting a rise in market rates.
Interest Expense
Total interest expense increased $2.9 million, or 48.0%, to $8.8 million for the nine months ended September 30, 2018 compared to $6.0 million for the same period in 2017. The cost of interest bearing liabilities increased eight basis points to 0.40% for the nine months ended September 30, 2018 from 0.32% for the nine months ended September 30, 2017. The increase in costs was primarily a result of increases in market rates. Total average interest bearing liabilities increased by $415.1 million, or 16.6%, to $2.92 billion for the nine months ended September 30, 2018 from $2.51 billion for the nine months ended September 30, 2017 primarily as a result of the Premier and Puget Mergers.

The cost of interest bearing deposits increased 10 basis points to 0.34% for the nine months ended September 30, 2018 from 0.24% for the same period in 2017 due to a combination of an increase in market interest rates and an increase in the average balance due primarily to the Premier and Puget Mergers. The cost of interest bearing deposits is primarily due to the interest bearing demand and money market deposits and certificates of deposits. The average balance of interest bearing demand and money market deposits increased $374.0 million, or 25.1%, to $1.86 billion during the nine months ended September 30, 2018 compared to $1.49 billion during the same period in 2017, and the cost of interest bearing demand and money market deposits increased five basis points to 0.21% for the nine months ended September 30, 2018 from 0.16% for the same period in 2017. The average balance of certificate of deposit accounts increased $82.0 million, or 22.2%, to $451.7 million for the nine months ended September 30, 2018 compared to $369.7 million for the same period in 2017. The cost of certificates of deposit increased 26 basis points to 0.81% for the nine months ended September 30, 2018 from 0.55% for the same period in 2017.
The Company was able to reduce the impact of the rising market interest rates by increasing the average balance of noninterest bearing deposits at a higher growth rate than the noninterest bearing deposits described above. The average balance of noninterest bearing deposits increased by $316.2 million, or 35.7%, during the nine months ended September 30, 2018 to $1.20 billion compared to $885.5 million for the same period in 2017. The cost of all deposit accounts increased to 0.24% for the nine months ended September 30, 2018 compared to 0.18% for the nine months ended September 30, 2017.
Interest expense on FHLB advances and other borrowings decreased $201,000, or 23.1%, to $669,000 for the nine months ended September 30, 2018 from $870,000 for the nine months ended September 30, 2017 due to a decrease in the average balance, partially offset by an increase in the cost. The average balance for FHLB advances and other borrowings decreased $61.4 million to $45.2 million for the nine months ended September 30, 2018 from $106.6 million for the same period in 2017 due to the increase in the average deposit balances. The average rate of the FHLB advances and other borrowings increased 89 basis points to 1.98% for the nine months ended September 30, 2018 compared to 1.09% for the same period in 2017 as a result of the increase in market rates.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, increased 112 basis points to 6.17% for the nine months ended September 30, 2018 compared to 5.05% for the same period in 2017. The rate increase on the debentures was due to an increase in the three-month LIBOR rate to 2.40% at September 30, 2018 from 1.33% on September 30, 2017.

Net Interest Margin
Net interest margin for the nine months ended September 30, 2018 increased 37 basis points to 4.26% from 3.89% for the same period in 2017 primarily due to the above mentioned changes in asset yields and costs of funds in addition to an increase in incremental accretion on purchased loans as a result of the Premier and Puget Mergers. The net interest spread for the nine months ended September 30, 2018 increased 34 basis points to 4.14% from 3.80% for the same period in 2017 primarily due to the increase in yield on total interest earning assets.
Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Net interest margin, excluding incremental accretion on purchased loans (1)	4.06%	3.75%
Impact on net interest margin from incremental accretion on purchased loans (1)	0.20	0.14
Net interest margin	4.26%	3.89%

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

Provision for Loan Losses
The Bank has established a comprehensive methodology for determining its allowance for loan losses. The allowance for loan losses is increased by provisions for loan losses charged to expense, and is reduced by loans charged-off, net of loan recoveries or a recovery of previous provision. The amount of the provision expense recognized during the three and nine months ended September 30, 2018 and 2017 was calculated in accordance with the Bank's methodology. For additional information, see the section entitled "Analysis of Allowance for Loan Losses" below.
The provision for loan losses is dependent on the Bank’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, a decline in general economic conditions could increase future provisions for loan losses and have a material effect on the Company’s net income.
Comparison of quarter ended September 30, 2018 to the comparable quarter in the prior year.
The provision for loan losses increased $181,000, or 20.5%, to $1.1 million for the three months ended September 30, 2018 from $884,000 for the three months ended September 30, 2017. The increase in the provision for loan losses for the three months ended September 30, 2018 from the same period in 2017 was primarily the result of increases in total loan balances as a result of mergers. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the three months ended September 30, 2018 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.
Comparison of nine months ended September 30, 2018 to the comparable period in the prior year
The provision for loan losses increased $1.1 million, or 37.6% to $4.0 million for the nine months ended September 30, 2018 from $2.9 million for the nine months ended September 30, 2017. The increase in the provision for loan losses for the nine months ended September 30, 2018 from the same period in 2017 was primarily the result of the same changes mentioned above for the increase during the three months ended September 30, 2018. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the nine months ended September 30, 2018 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.
Noninterest Income
Comparison of quarter ended September 30, 2018 to the comparable quarter in the prior year.
Total noninterest income decreased $363,000, or 4.3%, to $8.1 million for the three months ended September 30, 2018 compared to $8.4 million for the same period in 2017. The following table presents the change in the key components of noninterest income for the periods noted.

	Three Months Ended September 30,
	2018	2017	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$4,824	$4,769	$55	1.2%
Gain on sale of investment securities, net	82	44	38	86.4
Gain on sale of loans, net	706	1,229	(523)	(42.6)
Interest rate swap fees	—	328	(328)	(100.0)
Other income	2,468	2,073	395	19.1
Total noninterest income	$8,080	$8,443	$(363)	(4.3)%
Gain on sale of loans, net and interest rate swap fees decreased based on a decline in volume of U.S. Small Business Administration ("SBA") loan sales and new swap contracts, respectively, during the three months ended September 30, 2018 compared to the same period in 2017. These declines are attributed primarily to the increasing market rates. The detail of gain on sale of loans, net is included in the following schedule.

	Three Months Ended September 30,
	2018	2017	Change	Percentage Change
	(Dollars in thousands)
Gain on sale of mortgage loans, net	$706	$875	$(169)	(19.3)%
Gain on sale of guaranteed portion of SBA loans, net	—	354	(354)	(100.0)
Gain on sale of loans, net	$706	$1,229	$(523)	(42.6)%
These decreases in noninterest income were offset partially by an increase in other income of $395,000, or 19.1% to $2.5 million for the three months ended September 30, 2018 compared to $2.1 million for the same period in 2017, due primarily to a gain on sale of a branch held for sale of $382,000 recognized during the three months ended September 30, 2018.

Comparison of nine months ended September 30, 2018 to the comparable period in the prior year
Total noninterest income decreased $3.3 million, or 12.5%, to $23.2 million for the nine months ended September 30, 2018 compared to $26.5 million for the same period in 2017. The following table presents the change in the key components of noninterest income for the periods noted.

	Nine Months Ended September 30,
	2018	2017	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$14,062	$13,408	$654	4.9%
Gain on sale of investment securities, net	135	161	(26)	(16.1)
Gain on sale of loans, net	2,286	6,562	(4,276)	(65.2)
Interest rate swap fees	360	743	(383)	(51.5)
Other income	6,358	5,641	717	12.7
Total noninterest income	$23,201	$26,515	$(3,314)	(12.5)%
Gain on sale of loans, net decreased $4.3 million, or 65.2% to $2.3 million for the nine months ended September 30, 2018 compared to $6.6 million for the same period in 2017, due primarily to the gain on sale of a purchased credit impaired loan of $3.0 million recognized during the nine months ended September 30, 2017. Gain on sale of mortgage and SBA loans also decreased during the nine months ended September 30, 2018 compared to the same period in 2017 primarily due to less activity. Proceeds from sale of mortgage loans and the guaranteed portion of SBA loans decreased $33.4 million, or 31.3% to $73.3 million for the nine months ended September 30, 2018 from $106.7 million for the same period in 2017. The detail of gain on sale of loans, net is included in the following schedule.

	Nine Months Ended September 30,
	2018	2017	Change	Percentage Change
	(Dollars in thousands)
Gain on sale of mortgage loans, net	$1,930	$2,515	$(585)	(23.3)%
Gain on sale of guaranteed portion of SBA loans, net	356	1,049	(693)	(66.1)
Gain on sale of other loans, net	—	2,998	(2,998)	(100.0)
Gain on sale of loans, net	$2,286	$6,562	$(4,276)	(65.2)%
The decrease in gain on sale of loans, net was offset partially by an increase in other income of $717,000, or 12.7% to $6.4 million for the nine months ended September 30, 2018 compared to $5.6 million for the same period in 2017, due primarily to a gain on sale of a branch held for sale of $382,000 recognized during the three months ended September 30, 2018 and an increase in merchant VISA income of $198,000 primarily due to an increase in customer account activity and a favorable contract renewal with the existing vendor.

Service charges and other fees also increased $654,000, or 4.9% to $14.1 million for the nine months ended September 30, 2018 compared to $13.4 million for the same period in 2017, due primarily to an increase in deposit balances from acquisition and organic growth and changes in fee structures on deposit accounts, including a business deposit consolidation process completed during second quarter 2017.

Noninterest Expense
Comparison of quarter ended September 30, 2018 to the comparable quarter in the prior year.
Noninterest expense increased $11.6 million, or 41.6%, to $39.6 million during the three months ended September 30, 2018 compared to $28.0 million for the three months ended September 30, 2017. The following table presents changes in the key components of noninterest expense for the periods noted.

	Three Months Ended September 30,
	2018	2017	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$23,804	$15,823	$7,981	50.4%
Occupancy and equipment	5,020	3,979	1,041	26.2
Data processing	2,343	2,090	253	12.1
Marketing	876	933	(57)	(6.1)
Professional services	2,119	1,453	666	45.8
State and local taxes	931	640	291	45.5
Federal deposit insurance premium	375	433	(58)	(13.4)
Other real estate owned, net	18	(88)	106	(120.5)
Amortization of intangible assets	1,114	319	795	249.2
Other expense	2,997	2,373	624	26.3
Total noninterest expense	$39,597	$27,955	$11,642	41.6%
The Company has incurred significant non-recurring acquisition costs in the Premier and Puget Mergers. The following table presents these expenses by key component in the following table.

	Three Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Compensation and employee benefits	$1,907	$—
Occupancy and equipment	7	—
Data processing	370	—
Marketing	1	—
Professional services	1,081	384
Other expense	36	3
Total acquisition costs	$3,402	$387
Compensation and employee benefits increased $8.0 million, or 50.4%, to $23.8 million during the three months ended September 30, 2018 from $15.8 million during the three months ended September 30, 2017 primarily as a result of additional employees, primarily due to the Premier and Puget Mergers. The average full time equivalent employees increased to 878 for the three months ended September 30, 2018 compared to 747 for the same period in 2017, including employees acquired in the Premier Merger. Compensation and employee benefits additionally increased due to standard salary increases and acquisition-related payments related primarily to the Premier Merger of $1.9 million during the three months ended September 30, 2018.
Occupancy and equipment increased $1.0 million, or 26.2%, to $5.0 million during the three months ended September 30, 2018 from $4.0 million during the three months ended September 30, 2017 due substantially to branch expansion in the Seattle, Bellevue, Portland and other Oregon markets. The Bellevue expansion included the lease acquired from the Puget Sound Merger and additional space leased subsequent to the merger. The Oregon expansion included five leases acquired in the Premier Merger.
Amortization of intangible assets increased $795,000, or 249.2%, to $1.1 million during the three months ended September 30, 2018 from $319,000 during the three months ended September 30, 2017 primarily a result of additional amortization related to acquired core deposit intangibles from the Premier and Puget Mergers of $836,000 during the three months ended September 30, 2018.
Professional services increased $666,000, or 45.8%, to $2.1 million during the three months ended September 30, 2018 from $1.5 million during the three months ended September 30, 2017 as a result of merger activities including legal and conversion consulting costs.
The ratio of noninterest expense to average total assets (annualized) was 2.98% for the three months ended September 30, 2018 compared to 2.76% for the three months ended September 30, 2017. The increase was primarily a result of increased expenses as a result of the Premier and Puget Mergers.
Comparison of nine months ended September 30, 2018 to the comparable period in the prior year
Noninterest expense increased $29.1 million, or 35.0%, to $112.1 million during the nine months ended September 30, 2018 compared to $83.0 million for the nine months ended September 30, 2017. The following table presents changes in the key components of noninterest expense for the periods noted.

	Nine Months Ended September 30,
	2018	2017	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$64,492	$48,119	$16,373	34.0%
Occupancy and equipment	14,457	11,607	2,850	24.6
Data processing	7,455	6,007	1,448	24.1
Marketing	2,507	2,545	(38)	(1.5)
Professional services	8,485	3,515	4,970	141.4
State and local taxes	2,335	1,828	507	27.7
Federal deposit insurance premium	1,105	1,090	15	1.4
Other real estate owned, net	18	(36)	54	(150.0)
Amortization of intangible assets	2,705	966	1,739	180.0
Other expense	8,491	7,346	1,145	15.6
Total noninterest expense	$112,050	$82,987	$29,063	35.0%
The Company has incurred significant non-recurring acquisition costs in the Premier and Puget Mergers. The following table presents these expenses by key component in the following table.

	Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Compensation and employee benefits	$4,798	$—
Occupancy and equipment	44	—
Data processing	1,147	—
Marketing	6	—
Professional services	3,016	384
Other expense	79	3
Total acquisition costs	$9,090	$387
Compensation and employee benefits increased $16.4 million, or 34.0%, to $64.5 million during the nine months ended September 30, 2018 from $48.1 million during the nine months ended September 30, 2017. The increase in the nine months ended September 30, 2018 compared to 2017 was primarily as a result of additional employees, primarily due to the Premier and Puget Mergers, including increases in senior level staffing. The average full time equivalent employees increased to 831 for the nine months ended September 30, 2018 compared to 754 for the same period in 2017, including employees acquired in the Premier and Puget Mergers. Compensation and employee benefits additionally increased due to increases in standard salary and acquisition-related payments related to the Premier and Puget Mergers of $4.8 million during the nine months ended September 30, 2018.
Professional services increased $5.0 million, or 141.4%, to $8.5 million during the nine months ended September 30, 2018 from $3.5 million during the nine months ended September 30, 2017 primarily due to an increase of $2.6 million in professional services acquisition costs. The increase was additionally the result of the buy-out of a third party contract in the amount of $1.7 million during the nine months ended September 30, 2018. The Company expects the accumulated savings in future professional services expenses to fully offset the cost of the buy-out by the end of 2019.
Occupancy and equipment increased $2.9 million, or 24.6%, to $14.5 million during the nine months ended September 30, 2018 from $11.6 million during the nine months ended September 30, 2017 due substantially to branch expansion in the Seattle, Bellevue, Portland and other Oregon markets. The Bellevue expansion included the lease acquired from the Puget Sound Merger and additional space leased subsequent to the merger. The Oregon expansion included five leases acquired in the Premier Merger.
Amortization of intangible assets increased $1.7 million, or 180.0%, to $2.7 million during the nine months ended September 30, 2018 from $966,000 during the nine months ended September 30, 2017 primarily a result of additional amortization related to acquired core deposit intangibles from the Premier and Puget Mergers of $1.9 million during the nine months ended September 30, 2018.
Data processing increased $1.4 million, or 24.1%, to $7.5 million during the nine months ended September 30, 2018 from $6.0 million during the nine months ended September 30, 2017 primarily due to acquisition costs. The increase in the nine months ended September 30, 2018 compared to 2017 was additionally due to higher transactional activity as a result of the Premier and Puget Mergers and organic growth in loans and deposits.
The ratio of noninterest expense to average total assets (annualized) was 3.09% for the nine months ended September 30, 2018, compared to 2.82% for the nine months ended September 30, 2017. The increase was primarily a result of increased expenses including acquisition related costs as a result of the Premier and Puget Mergers during the nine months ended September 30, 2018.

Income Tax Expense
Comparison of quarter ended September 30, 2018 to the comparable quarter in the prior year.
Income tax expense decreased $912,000, or 23.3%, to $3.0 million for the three months ended September 30, 2018 from $3.9 million for the three months ended September 30, 2017. The effective tax rate was 16.3% for the three months ended September 30, 2018 compared to 27.0% for the same period in 2017. The decrease in the income tax expense and effective tax rate during the nine months ended September 30, 2018 was primarily due to the impact of the Tax Cuts and Jobs Act enacted in December 2017, which lowered the corporate income tax rate to 21% from 35%.
Comparison of nine months ended September 30, 2018 to the comparable period in the prior year
Income tax expense decreased $4.7 million, or 42.2%, to $6.4 million for the nine months ended September 30, 2018 from $11.1 million for the nine months ended September 30, 2017. The effective tax rate was 15.0% for the nine months ended September 30, 2018 compared to 25.9% for the same period in 2017. The decrease in the income tax expense and effective tax rate during the nine months ended September 30, 2018 was primarily due to the impact of the Tax Cuts and Jobs Act, offset partially by an increase in certain non-deductible acquisition costs.

Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition from December 31, 2017 to September 30, 2018, and the results of the Puget Sound Merger effective January 16, 2018 and the Premier Merger effective July 2, 2018:

	September 30, 2018	December 31, 2017	Change	% Change	Fair Value of Premier and Puget Mergers at Respective Merger Dates
	(Dollars in thousands)
Assets
Cash and cash equivalents	$170,143	$103,015	$67,128	65.2%	$105,974
Investment securities available for sale, at fair value	920,737	810,530	110,207	13.6	84,846
Loans held for sale	1,882	2,288	(406)	(17.7)	—
Total loans receivable, net	3,614,579	2,816,985	797,594	28.3	718,547
Other real estate owned	2,032	—	2,032	N/A	1,796
Premises and equipment, net	80,439	60,325	20,114	33.3	3,785
Federal Home Loan Bank stock, at cost	6,076	8,347	(2,271)	(27.2)	1,743
Bank owned life insurance	93,296	75,091	18,205	24.2	17,116
Accrued interest receivable	15,735	12,244	3,491	28.5	2,454
Prepaid expenses and other assets	108,730	99,328	9,402	9.5	3,182
Other intangible assets, net	21,728	6,088	15,640	256.9	18,345
Goodwill	240,837	119,029	121,808	102.3	121,808
Total assets	$5,276,214	$4,113,270	$1,162,944	28.3%	$1,079,596

Liabilities
Deposits	$4,398,127	$3,393,060	$1,005,067	29.6%	$824,602
Federal Home Loan Bank advances	—	92,500	(92,500)	(100.0)	16,000
Junior subordinated debentures	20,229	20,009	220	1.1	—
Securities sold under agreement to repurchase	32,233	31,821	412	1.3	462
Accrued expenses and other liabilities	79,492	67,575	11,917	17.6	8,489
Total liabilities	4,530,081	3,604,965	925,116	25.7	849,553
Stockholders' equity
Common stock	591,065	360,590	230,475	63.9	230,043
Retained earnings	169,758	149,013	20,745	13.9	—
Accumulated other comprehensive loss, net	(14,690)	(1,298)	(13,392)	1,031.7	—
Total stockholders' equity	746,133	508,305	237,828	46.8	230,043
Total liabilities and stockholders' equity	$5,276,214	$4,113,270	$1,162,944	28.3%	$1,079,596
Total assets increased $1.16 billion, or 28.3%, to $5.28 billion as of September 30, 2018 compared to $4.11 billion as of December 31, 2017. The Premier and Puget Mergers resulted in an increase of total assets, including goodwill, of $1.08 billion at their respective merger dates.

Total loans receivable, net, excluding loans acquired in the Premier and Puget Mergers increased $79.0 million, or 3.8% annualized, during the nine months ended September 30, 2018.
Investment securities increased $110.2 million, or 13.6%, to $920.7 million at September 30, 2018 from $810.5 million at December 31, 2017 primarily as a result of investment purchases, offset partially by maturities, calls and payments of investment securities. The investment securities acquired in the Puget Sound Merger were sold shortly after the merger.
Deposits, excluding the Premier and Puget Mergers, increased $180.5 million, or 7.1% annualized, during the nine months ended September 30, 2018. Brokered deposits increased $18.6 million, or 46.9%, to $58.1 million at September 30, 2018 compared to $39.6 million at December 31, 2017. Total non-maturity deposits increased to 88.5% of total deposits at September 30, 2018 from 88.3% at December 31, 2017 and certificates of deposit decreased to 11.5% of total deposits at September 30, 2018 from 11.7% at December 31, 2017.
The Company had no Federal Home Loan Bank advances at September 30, 2018, a $92.5 million decrease from December 31, 2017. The Company was able to repay the higher cost of funding based on the increase in the deposit balances primarily as a result of the Premier and Puget Mergers.
Total stockholders’ equity increased $237.8 million, or 46.8%, to $746.1 million as of September 30, 2018 from $508.3 million at December 31, 2017. The Company’s stockholders' equity position was 14.1% of total assets as of September 30, 2018 and 12.4% as of December 31, 2017. Changes in stockholders' equity during the nine months ended September 30, 2018 were as follows:

Nine Months Ended
September 30, 2018
(In thousands)
Balance, beginning of period	$508,305
Common stock issued in the Premier and Puget Mergers	230,043
Net income	36,448
Dividends declared	(15,796)
Accumulated other comprehensive loss	(13,299)
Other	432
Balance, end of period	$746,133

Lending Activities
The Bank is a full service commercial bank, which originates a wide variety of loans with a focus on commercial business loans. Total loans receivable, net of allowance for loan losses, increased $797.6 million, or 28.3%, to $3.61 billion at September 30, 2018 from $2.82 billion at December 31, 2017. The increase in loans receivable was primarily due to the Premier and Puget Mergers. At the merger dates, the Bank acquired fair value of commercial and industrial loans of $271.8 million, non-owner occupied commercial real estate loans of $185.0 million, and owner-occupied commercial real estate loans of $183.6 million.

The following table provides information about our loan portfolio by type of loan at the dates indicated and the change between these dates. These balances are prior to deduction for the allowance for loan losses.

	September 30, 2018		December 31, 2017
	Balance	% of Total (3)	Balance	% of Total (3)	Change	%of Balance Change
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$861,530	23.6%	$645,396	22.7%	$216,134	33.5%
Owner-occupied commercial real estate	785,416	21.5	622,150	21.8	163,266	26.2
Non-owner occupied commercial real estate	1,283,160	35.2	986,594	34.6	296,566	30.1
Total commercial business	2,930,106	80.3	2,254,140	79.1	675,966	30.0
One-to-four family residential (1)	96,333	2.7	86,997	3.1	9,336	10.7
Real estate construction and land development:
One-to-four family residential	107,148	2.9	51,985	1.8	55,163	106.1
Five or more family residential and commercial properties	120,787	3.3	97,499	3.4	23,288	23.9
Total real estate construction and land development (2)	227,935	6.2	149,484	5.2	78,451	52.5
Consumer	391,283	10.7	355,091	12.5	36,192	10.2
Gross loans receivable	3,645,657	99.9	2,845,712	99.9	799,945	28.1
Net deferred loan costs	3,397	0.1	3,359	0.1	38	1.1
Loans receivable, net	$3,649,054	100.0%	$2,849,071	100.0%	$799,983	28.1%
(1) Excludes loans held for sale of $1.9 million, and $2.3 million as of September 30, 2018 and December 31, 2017, respectively.
(2) Balances do not include undisbursed loan commitments.
(3) Percent of loans receivable, net.

Nonperforming Assets and Credit Quality Metrics
The following table provides information about our nonaccrual loans, other real estate owned and performing TDR loans for the indicated dates.

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$13,487	$9,098
One-to-four family residential	74	81
Real estate construction and land development	1,076	1,247
Consumer	143	277
Total nonaccrual loans (1)	14,780	10,703
Other real estate owned	2,032	—
Total nonperforming assets	$16,812	$10,703

Allowance for loan losses	$34,475	$32,086
Nonperforming loans to loans receivable, net	0.41%	0.38%
Allowance for loan losses to loans receivable, net	0.94%	1.13%
Allowance for loan losses to nonperforming loans	233.25%	299.79%
Nonperforming assets to total assets	0.32%	0.26%

Performing TDR loans:
Commercial business	$23,970	$25,729
One-to-four family residential	211	218
Real estate construction and land development	—	645
Consumer	268	165
Total performing TDR loans	$24,449	$26,757
Accruing loans past due 90 days or more	$—	$—
Potential problem loans	105,742	83,543

(1)	At September 30, 2018 and December 31, 2017, $6.5 million and $5.2 million of nonaccrual loans were considered TDR loans, respectively.

Nonaccrual Loans.    Nonaccrual loans increased $4.1 million to $14.8 million, or 0.41% of loans receivable, net, at September 30, 2018 from $10.7 million, or 0.38% of loans receivable, net, at December 31, 2017. The increase was due primarily to two agricultural loan relationships and two commercial business relationships that were transferred to nonaccrual status during the nine months ended September 30, 2018 totaling $1.7 million and $1.9 million, respectively, at September 30, 2018. One of the agricultural relationships is well-secured and the Company did not record a related allowance for loan losses and the other agricultural relationship is partially guaranteed by the SBA and the Company recorded an allowance for loan losses of $76,000 at September 30, 2018 related to the unguaranteed portion of the loan. We recorded an allowance for loan losses of $564,000 for the two commercial business relationships at September 30, 2018.

The following table reflects the changes in nonaccrual loans during the nine months ended September 30, 2018:

Nine Months Ended
September 30, 2018
(In thousands)
Nonaccrual loans
Balance, beginning of period	$10,703
Addition of previously classified pass graded loans	5,373
Addition of previously classified potential problem loans	4,336
Addition of acquired loans	130
Charge-offs	(724)
Net principal payments	(5,038)
Balance, end of period	$14,780
At September 30, 2018, nonaccrual loans of $8.9 million had related allowance for loan losses of $2.2 million and nonaccrual loans of $5.9 million had no related allowance for loan losses. At December 31, 2017 nonaccrual loans of $3.8 million had related allowance for loan losses of $720,000 and nonaccrual loans of $6.9 million had no allowance for loan losses.
At September 30, 2018, nonperforming TDR loans, included in the nonaccrual loan table above, were $6.5 million and had a related allowance for loan losses of $713,000. At December 31, 2017, nonperforming TDR loans were $5.2 million and had a related allowance for loan losses of $379,000.
Nonperforming Assets.    Nonperforming assets consist of nonaccrual loans and other real estate owned. Nonperforming assets increased $6.1 million to $16.8 million, or 0.32% of total assets at September 30, 2018 from $10.7 million, or 0.26% of total assets, at December 31, 2017 due to primarily to the increase in nonaccrual loans discussed above. Nonperforming assets additionally increased due to the additions of other real estate owned, primarily as a result of other real estate owned acquired in the Premier Merger. There was no other real estate owned at December 31, 2017.
Troubled Debt Restructured Loans. TDR loans are considered impaired and are separately measured for impairment whether on accrual or nonaccrual status. The performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. Performing TDR loans decreased $2.3 million, or 8.6%, to $24.4 million at September 30, 2018 from $26.8 million at December 31, 2017.
The following table reflects the changes in performing TDR loans during nine months ended September 30, 2018:

Nine Months Ended
September 30, 2018
(In thousands)
Performing TDR loans
Balance, beginning of period	$26,757
Addition of previously classified pass graded loans	1,909
Addition of previously classified potential problem loans	907
Net principal payments	(5,124)
Balance, end of period	$24,449
The related allowance for loan losses on performing TDR loans was $2.2 million as of September 30, 2018 and $2.6 million as of December 31, 2017.
Potential Problem Loans. Potential problem loans increased $22.2 million, or 26.6%, to $105.7 million at September 30, 2018 from $83.5 million at December 31, 2017. The increase was due primarily to the addition of an agricultural lending relationship totaling $15.7 million at September 30, 2018 and the addition of potential problem loans acquired in the Premier and Puget Mergers with a total outstanding balance of $10.1 million and $4.5 million, respectively.

The following table reflects the changes in potential problem loans during the nine months ended September 30, 2018 (in thousands):

Nine Months Ended
September 30, 2018
(In thousands)
Potential problem loans
Balance, beginning of period	$83,543
Addition of previously classified pass graded loans	48,915
Acquired in Premier and Puget Mergers	14,630
Net principal payments	(20,530)
Upgrades to pass graded loan status	(15,273)
Transfers of loan to nonaccrual or troubled debt restructured status	(5,243)
Charge-offs	(300)
Balance, end of period	$105,742

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
The following table provides information regarding changes in our allowance for loan losses at and for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Allowance for loan losses on loans at the beginning of the period	$33,972	$32,751	$32,086	$31,083
Provision for loan losses	1,065	884	3,967	2,882
Charge-offs:
Commercial business	(300)	(1,497)	(923)	(1,940)
One-to-four family residential	(15)	(15)	(30)	(15)
Real estate construction and land development	—	(556)	—	(556)
Consumer	(530)	(478)	(1,709)	(1,419)
Total charge-offs	(845)	(2,546)	(2,662)	(3,930)
Recoveries:
Commercial business	121	8	690	834
One-to-four family residential	—	—	—	1
Real estate construction and land development	3	191	5	201
Consumer	159	112	389	329
Total recoveries	283	311	1,084	1,365
Net (charge-offs) recoveries	(562)	(2,235)	(1,578)	(2,565)
Allowance for loan losses at the end of the period	$34,475	$31,400	$34,475	$31,400

Allowance for loan losses to loans receivable, net	0.94%	1.12%	0.94%	1.12%
Net charge-offs on loans to average loans, annualized	0.06%	0.32%	0.06%	0.13%

Loans receivable, net at the end of the period (1)	$3,649,054	$2,797,513	$3,649,054	$2,797,513
Average loans receivable during the period (1)	3,618,031	2,737,535	3,346,709	2,676,153
(1) Excludes loans held for sale.
The allowance for loan losses increased $2.4 million, or 7.4%, to $34.5 million at September 30, 2018 from $32.1 million at December 31, 2017. The increase was the result of provision for loan losses of $4.0 million recognized during the nine months ended September 30, 2018, offset partially by net charge-offs of $1.6 million recorded during the same period. The allowance for loan losses to loans receivable, net, decreased to 0.94% at September 30, 2018 from 1.13% at December 31, 2017 primarily as a result of an increase in loans from the Premier and Puget Merger with no related allowance for loan losses in accordance with GAAP. Included in the carrying value of loans are net discounts on loans purchased in mergers and acquisitions which may reduce the need for an allowance for loan losses on these loans because they are carried at an amount below the outstanding principal balance. The remaining net discount on purchased loans, including the related fair value discount acquired in the Premier and Puget Mergers, was $13.4 million at September 30, 2018 compared to $10.1 million at December 31, 2017.
The Company recorded charge-offs of $2.7 million during the nine months ended September 30, 2018 due primarily as a result of a large volume of small dollar consumer loans. The largest charge-offs recognized during the nine months ended September 30, 2018 related to two agricultural relationships and one commercial relationship in the amount of $724,000. The Company recorded recoveries of $1.1 million during the nine months ended September 30, 2018 primarily a result of small recoveries on a large volume of small dollar consumer loans.

As of September 30, 2018, the Bank identified $14.8 million of nonperforming loans and $24.4 million of performing TDR loans for a total of $39.2 million of impaired loans. Of these impaired loans, $9.2 million had no allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. The remaining $30.0 million of impaired loans had related allowances for loan losses totaling $4.5 million. As of December 31, 2017, the Bank identified $10.7 million of nonperforming loans and $26.8 million of performing TDR loans for a total of $37.5 million of impaired loans. Of these impaired loans, $10.4 million had no allowances for loan losses. The remaining $27.1 million of impaired loans had related allowances for loan losses totaling $3.4 million.
The following table outlines the allowance for loan losses and related loan balances on loans at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses	$26,705	$24,732
Gross loans, excluding PCI and impaired loans	$3,577,575	$2,767,650
Percentage	0.75%	0.89%

PCI Allowance:
Allowance for loan losses	$3,296	$3,999
Gross PCI loans	$28,853	$40,603
Percentage	11.42%	9.85%

Specific Valuation Allowance:
Allowance for loan losses	$4,474	$3,355
Gross impaired loans	$39,229	$37,459
Percentage	11.40%	8.96%

Total Allowance for Loan Losses:
Allowance for loan losses	$34,475	$32,086
Gross loans receivable	$3,645,657	$2,845,712
Percentage	0.95%	1.13%
Based on the Bank's established comprehensive methodology, management deemed the allowance for loan losses of $34.5 million at September 30, 2018 (0.94% of loans receivable, net and 233.25% of nonperforming loans) appropriate to provide for probable incurred credit losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses at December 31, 2017 of $32.1 million (1.13% of loans receivable, net and 299.79% of nonperforming loans).
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

Deposits and Other Borrowings
Total deposits increased $1.01 billion, or 29.6%, to $4.40 billion at September 30, 2018 from $3.39 billion at December 31, 2017 due primarily to the deposits acquired in the Premier and Puget Mergers of $824.6 million at the respective merger dates. Non-maturity deposits as a percentage of total deposits increased to 88.5% at September 30, 2018 from 88.3% at December 31, 2017 and the percentage of certificates of deposit to total deposits decreased to 11.5% at September 30, 2018 from 11.7% at December 31, 2017 primarily as a result of the mix of deposits acquired from the Premier and Puget Mergers.
The following table summarizes the Company's deposits as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Balance	% of Total	Balance	% of Total	Change	%of Balance Change
	(Dollars in thousands)
Noninterest demand deposits	$1,311,825	29.8%	$944,791	27.8%	$367,034	38.8%
Interest bearing demand deposits	1,294,105	29.4	1,051,752	31.1	242,353	23.0
Money market accounts	768,998	17.5	499,618	14.7	269,380	53.9
Savings accounts	519,596	11.8	498,501	14.7	21,095	4.2
Total non-maturity deposits	3,894,524	88.5	2,994,662	88.3	899,862	30.0
Certificate of deposit accounts	503,603	11.5	398,398	11.7	105,205	26.4
Total deposits	$4,398,127	100.0%	$3,393,060	100.0%	$1,005,067	29.6
Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank is utilizing securities sold under agreement to repurchase as a supplement to its funding sources. Our repurchase agreements are secured by available for sale investment securities. At September 30, 2018, the Bank had securities sold under agreement to repurchase of $32.2 million, an increase of $412,000, or 1.3%, from $31.8 million at December 31, 2017. The increase was the result of customer activity during the period and to a lesser extent securities sold under agreement to repurchase acquired in the Premier Merger.
The Company also has junior subordinated debentures with a par value of $25.0 million which pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures was $20.2 million at September 30, 2018, which reflects the fair value of the junior subordinated debentures established during the Washington Banking Merger, adjusted for the accretion of discount from purchase accounting fair value adjustment.
At September 30, 2018, the Bank maintained credit facilities with the FHLB of Des Moines for $826.8 million and credit facilities with the Federal Reserve Bank for $45.2 million. The Company had no FHLB advances outstanding at September 30, 2018 and $92.5 million at December 31, 2017. The average cost of the FHLB advances during the nine months ended September 30, 2018 and 2017 was 1.98% and 1.09%, respectively. The Bank also maintains lines of credit with four correspondent banks to purchase federal funds totaling $90.0 million as of September 30, 2018. There were no federal funds purchased as of September 30, 2018 or December 31, 2017.

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

Heritage Financial Corporation: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations. At September 30, 2018, the Company (on an unconsolidated basis) had cash and cash equivalents of $14.5 million.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2018, cash and cash equivalents totaled $170.1 million, or 3.2% of total assets. The fair value of investment securities available for sale totaled $920.7 million at September 30, 2018, of which $255.2 million were pledged to secure public deposits or borrowing arrangements. The fair value of investment securities available for sale that were not pledged totaled $665.5 million, or 12.6%, of total assets at September 30, 2018. The fair value of investment securities available for sale with maturities of one year or less were $20.7 million, or 0.4%, of total assets at September 30, 2018.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $55.4 million for the nine months ended September 30, 2018, and primarily consisted of net income of $36.4 million. During the nine months ended September 30, 2018, net cash used in investing activities was $42.8 million, which consisted primarily of net loan originations of $93.0 million, net purchases of investment securities for sale of $40.9 million, and purchases of premises and equipment of $21.5 million, offset partially by net cash received from acquisitions of $106.0 million. Net cash provided by financing activities was $54.5 million for the nine months ended September 30, 2018, and primarily consisted of net increase in deposits of $180.5 million during the period, partially offset by net FHLB repayments of $108.5 million and dividends paid of $15.8 million

Capital and Capital Requirements
Stockholders’ equity at September 30, 2018 was $746.1 million compared to $508.3 million at December 31, 2017. The changes to stockholders' equity during the nine months ended September 30, 2018 is as follows:

Nine Months Ended
September 30, 2018
(In Thousands)
Balance, beginning of period	$508,305
Common stock issued in the Premier and Puget Mergers	230,043
Net income	36,448
Dividends declared	(15,796)
Accumulated other comprehensive loss	(13,299)
Other	432
Balance, end of period	$746,133
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On October 24, 2018, the Company’s Board of Directors declared a regular dividend of $0.17 per common share and a special dividend in the amount of $0.10 per common share which are both payable on November 21, 2018 to shareholders of record on November 7, 2018.
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and operations. Management believes as of September 30, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories.

	Minimum Requirements		Well-Capitalized Requirements		Actual
	(Dollars in thousands)
As of September 30, 2018:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$198,182	4.5%	N/A	N/A	$501,520	11.4%
Tier 1 leverage capital to average assets	200,197	4.0	N/A	N/A	521,749	10.4
Tier 1 capital to risk-weighted assets	264,243	6.0	N/A	N/A	521,749	11.8
Total capital to risk-weighted assets	352,324	8.0	N/A	N/A	556,530	12.6
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	197,997	4.5	$285,996	6.5%	504,538	11.5
Tier 1 leverage capital to average assets	201,185	4.0	251,481	5.0	504,538	10.0
Tier 1 capital to risk-weighted assets	263,996	6.0	351,995	8.0	504,538	11.5
Total capital to risk-weighted assets	351,995	8.0	439,993	10.0	539,319	12.3

As of December 31, 2017:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$154,522	4.5%	N/A	N/A	$386,689	11.3%
Tier 1 leverage capital to average assets	159,494	4.0	N/A	N/A	406,687	10.2
Tier 1 capital to risk-weighted assets	206,029	6.0	N/A	N/A	406,687	11.8
Total capital to risk-weighted assets	274,706	8.0	N/A	N/A	439,044	12.8
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	154,400	4.5	$223,023	6.5%	391,092	11.4
Tier 1 leverage capital to average assets	159,300	4.0	199,125	5.0	391,092	9.8
Tier 1 capital to risk-weighted assets	205,867	6.0	274,490	8.0	391,092	11.4
Total capital to risk-weighted assets	274,490	8.0	343,112	10.0	423,348	12.3
Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Company became subject to new capital adequacy requirements approved by the Federal Reserve and the FDIC that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act.
Under the new capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%. In addition, both the Company and the Bank are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. Both the Company and the Bank are required to establish a “conservation buffer”, consisting of common equity Tier 1 capital of more than 2.5% above the minimum risk-based capital ratios. The capital conservation buffer is designed to ensure that banks build up capital buffers outside periods of stress which can be drawn down as losses are incurred. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The capital conservation buffer requirement began to be phased-in on January 1, 2016 when more than 0.625% of risk-weighted assets was required, and increases by 0.625% on each subsequent January 1, until it is fully phased-in on January 1, 2019. Certain calculations under the rules will also have phase-in periods. At September 30, 2018, the capital conservation buffer was 4.64% and 4.26% for the Company and the Bank, respectively.

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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2018 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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
Since the inception of the eleventh plan, the Company has repurchased 579,996 shares at an average share prices of $16.67. No shares were repurchased under this plan during the nine months ended September 30, 2018 and 2017.
In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total repurchased shares for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Repurchased shares to pay withholding taxes (1)	368	344	53,188	27,711
Stock repurchase to pay withholding taxes average share price	$36.34	$25.80	$31.99	$24.61
(1) During the nine months ended September 30, 2018, 26,741 of the shares repurchased related to the withholding taxes due on the accelerated vesting of the restricted stock units of Puget Sound which were converted to Heritage common stock shares with an average share price of $31.80 under the terms of the merger agreement.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended September 30, 2018.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2018— July 31, 2018	—	$—	7,893,389	935,034
August 1, 2018— August 31, 2018	—	—	7,893,389	935,034
September 1, 2018— September 30, 2018	368	36.64	7,893,389	935,034
Total	368	$36.64
(1) All of the common shares repurchased by the Company between July 1, 2018 and September 30, 2018 represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units.
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

HERITAGE FINANCIAL CORPORATION

Date:
November 6, 2018	/S/ BRIAN L. VANCE
Brian L. Vance
Chief Executive Officer

Date:
November 6, 2018	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer