Form 10-K
period 2018-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2019-03-01
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018 or

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018, based on the closing price of its common stock on such date, on the NASDAQ Global Select Market, of $34.85 per share, and 33,420,421 shares held by non-affiliates was $1,164,701,672. The registrant had 36,879,557 shares of common stock outstanding as of February 19, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders will be incorporated by reference into Part III of this Form 10-K.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
December 31, 2018

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K ("Form 10-K") may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including:

•
our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel from our recent mergers with Puget Sound Bancorp, Inc., and Premier Commercial Bancorp, or may in the future acquire, into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected;

•
the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets, which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to increase our allowance for loan losses and provision for loan losses;

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

•
legislative or regulatory changes that adversely affect our business including but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act"), the Expected Credit Loss model required by the Financial Accounting Standards Board through Accounting Standard Update 2016-13 beginning with the Form 10-Q as of the first quarter of 2020, and implementing regulations, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules as a result of Basel III;

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
Some of these and other factors are discussed in this Form 10-K under the caption Item 1A. Risk Factors and elsewhere in this Form 10-K. Such developments could have a material adverse impact on our business, financial position and results of operations.
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
Heritage Bank is headquartered in Olympia, Washington and conducts business from its 64 branch offices located primarily along the I-5 corridor in the western Washington and the greater Portland, Oregon area. We additionally have offices located in central Washington, primarily in Yakima County.
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
Focus on Asset Quality.    A strong credit culture is a high priority for us. We have a well-developed credit approval structure that has enabled us to maintain a standard of asset quality that we believe is conservative while at the same time allowing us to achieve our lending objectives. We will continue to focus on loan types and markets that we know well and where we have a historical record of success. We focus on loan relationships that are well-diversified in both size and industry types. With respect to commercial business lending, which is our predominant lending activity, we view ourselves as cash-flow lenders obtaining additional support from realistic collateral values, personal guarantees and other secondary sources of repayment. We have a problem loan resolution process that is focused on quick detection and implementing feasible solutions. We seek to maintain strong internal controls and subject our loans to periodic internal loan reviews.
Maintain Strong Balance Sheet.    In addition to our focus on underwriting, we believe that the strength of our balance sheet provides us with the flexibility to manage through a variety of scenarios including additional growth-related activities. As of December 31, 2018, the ratio of our allowance for loan losses to loans receivable, net was 0.96% and the ratio of the allowance for loan losses to nonperforming loans was 255.73%. Our liquidity position was also strong, with $161.9 million in cash and cash equivalents as of December 31, 2018. As of December 31, 2018, the regulatory capital ratios of our subsidiary bank were well in excess of the levels required for “well-capitalized” status, and our consolidated common equity tier 1 capital to risk-weighted assets, total risk-based capital, Tier 1 risk-based capital and leverage capital ratios were 11.7%, 12.9% 12.1% and 10.5%, respectively.
Deposit Growth.    Our strategic focus is to continuously grow deposits with emphasis on total relationship banking with our business and retail customers. We continue to seek to increase our market share in the communities we serve by providing exceptional customer service, focusing on relationship development with local businesses and strategic branch expansion. Our primary focus is to maintain a high level of non-maturity deposits to internally fund our loan growth with a low reliance on maturity (certificate) deposits. At December 31, 2018, our non-maturity deposits were 89.5% of our total deposits. Our technology-based products, including on-line personal financial management, business cash management and business remote deposit products enable us to compete effectively with banks of all sizes. Our retail and commercial management teams are well-seasoned and have strong ties to the communities we serve with a strong focus on relationship building and customer service.
Emphasize business relationships with a focus on commercial lending.    We will continue to market primarily commercial business loans and the deposit balances that accompany these relationships. Our seasoned lending staff has extensive knowledge and can add value through a focused advisory role that we believe strengthens our customer relationships and develops loyalty. We currently have and will seek to maintain a diversified portfolio of lending relationships without significant concentrations in any industry.
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
History
Heritage Bank celebrated its 90th anniversary during 2017. The Bank was established in 1927 as a federally-charted mutual savings bank. In 1992, the Bank converted to a state-charted mutual savings bank under the name Heritage Savings Bank. Through the mutual holding company reorganization of the Bank and the subsequent conversion of the mutual holding company, the Bank became a stock savings bank and a wholly-owned subsidiary of the Company effective August 1997. Effective September 1, 2004, Heritage Savings Bank switched its charter from a state-chartered savings bank to a state-chartered commercial bank and changed its legal name from Heritage Savings Bank to Heritage Bank.
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

On September 14, 2012, the Company announced that it had entered into a definitive agreement along with Heritage Bank, to acquire Northwest Commercial Bank, a full-service commercial bank headquartered in Lakewood, Washington that operated two branch locations in Washington State. The acquisition was completed on January 9, 2013, at which time Northwest Commercial Bank was merged with and into Heritage Bank.
On March 11, 2013, the Company entered into a definitive agreement to acquire Valley Community Bancshares, Inc. and its wholly-owned subsidiary, Valley Bank, both headquartered in Puyallup, Washington, and its eight branches. The acquisition was completed on July 15, 2013.
On April 8, 2013, the Company announced its intent to merge two of its wholly-owned bank subsidiaries, Central Valley Bank and Heritage Bank, with Central Valley Bank merging into Heritage Bank. The common control merger was completed on June 19, 2013. Central Valley Bank operated as a division of Heritage Bank until September 2018 at which time the five Central Valley Bank branches were renamed to Heritage Bank branches.
On October 23, 2013, the Company, the Bank, Washington Banking Company and its wholly-owned subsidiary bank, Whidbey Island Bank, jointly announced the signing of a definitive merger agreement pursuant to which Heritage and Washington Banking Company entered into a strategic merger with Washington Banking Company merging into Heritage ("Washington Banking Merger"). Washington Banking Company branches adopted the Heritage Bank name in all markets, with the exception of six branches in Whidbey Island markets which continue to operate using the Whidbey Island Bank name, as a division of Heritage Bank. The Washington Banking Merger was completed on May 1, 2014.
On July 26, 2017, the Company announced the execution of a definitive agreement to purchase Puget Sound Bancorp, Inc., ("Puget Sound"), the holding company of Puget Sound Bank, a one-branch business bank headquartered in Bellevue, Washington (the "Puget Sound Merger"). The Puget Sound Merger was completed on January 16, 2018.
On March 8, 2018, the Company announced the signing of a definitive agreement to purchase Premier Commercial Bancorp ("Premier Commercial"), the holding company for Premier Community Bank, both of Hillsboro, Oregon, and its six branches (the "Premier Merger"). The Premier Merger was completed on July 2, 2018.
For additional information regarding the Puget Sound Merger and Premier Merger (collectively the "Premier and Puget Mergers"), see Note (2) Business Combinations of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.
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
Money Market Accounts.    Deposits pay an interest rate that is tiered depending on the balance maintained in the account. Minimum opening balances vary.
Savings Accounts.    Deposits are interest bearing and allow for unlimited deposits and withdrawals, provided that a minimum balance is maintained.
Certificate of Deposit Accounts.    Deposits require a minimum deposit of $2,500 and have maturities ranging from three months to five years. Jumbo certificate of deposit accounts are offered in amounts of $100,000 or more for terms of 30 days to five years.
Our personal checking accounts feature an array of benefits and options, including online banking, online statements, mobile banking with mobile deposit, VISA debit cards and access to more than 32,000 surcharge free Automated Teller Machines ("ATMs") through the MoneyPass network.
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
Commercial Business Lending
We offer different types of commercial business loans, including lines of credit, term equipment financing and term owner-occupied and non-owner occupied commercial real estate loans. We also originate loans that are guaranteed by the U.S. Small Business Administration (“SBA”), for which Heritage Bank is a “preferred lender”, and the Federal Agricultural Mortgage Corporation. Before extending credit to a business we review and analyze the borrower’s management ability, financial history, including cash flow of the borrower and all guarantors, and the liquidation value of the collateral. Emphasis is placed on having a comprehensive understanding of the borrower’s global cash flow and performing necessary financial due diligence.
At December 31, 2018 we had $2.94 billion, or 80.4%, of our loans receivable, net in commercial business loans with an average outstanding loan balance of approximately $476,000 at December 31, 2018, excluding loans with no outstanding balance.
We originate commercial real estate loans within our primary market areas with a preference for loans secured by owner-occupied properties. Our underwriting standards require that non-owner occupied and owner occupied commercial real estate loans not exceed 75% and 80%, respectively, of the lower of appraised value at origination or cost of the underlying collateral. Cash flow debt coverage requirements range from 1.15 times to 1.25 times, depending on the type of property. We also stress test debt coverage using an “underwriting” interest rate that is higher than the note rate.
Commercial real estate loans typically involve a greater degree of risk than one-to-four family residential loans. Payments on loans secured by commercial real estate properties are dependent on successful operation and management of the properties and repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We seek to minimize these risks by determining the financial condition of the borrower and tenants, the quality and value of the collateral, and the management of the property securing the loan. We also generally obtain personal guarantees from the owners of the collateral after a thorough review of personal financial statements. In addition, we review our commercial real estate loan portfolio annually for performance of individual loans, and stress-test loans for potential changes in interest rates, occupancy, and collateral values.
See also Item 1A. Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss.
The Bank enters into non-hedging interest rate swap contracts with its commercial customers, as necessary, to accommodate the business needs of borrowers. For additional information, see Note (15) Derivative Financial Instruments of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.
One-to-Four Family Residential Loans, Originations and Sales
At December 31, 2018, one-to-four family residential loans totaled $101.8 million. The majority of our one-to-four family residential loans are secured by single-family residences located in our primary market areas. Our underwriting standards require that one-to-four family residential loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms typically range from 15 to 30 years.
As part of our asset/liability management strategy, we typically sell a significant portion of our one-to-four family residential loans in the secondary market with no recourse and servicing released. See Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Asset/Liability Management. We did not service any of these sold loans during the years ended December 31, 2018, 2017 or 2016.

Real Estate Construction and Land Development
At December 31, 2018, we had $215.5 million of real estate construction and land development loans. We originate one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower). We also provide financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Because of the higher risks present in the residential construction industry, our lending to builders is limited to those who have demonstrated a favorable record of performance and who are building in markets that management understands.
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
See also Item 1A. Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss.
Consumer
At December 31, 2018, we had $395.5 million of consumer loans. We originate consumer loans and lines of credit that are both secured and unsecured. The majority of our consumer loans are for relatively small amounts disbursed among many individual borrowers.
We also originate indirect consumer loans. These loans are for new and used automobile and recreational vehicles that are originated indirectly by selected dealers located in our market areas. We have limited our indirect loans purchased primarily to dealerships that are established and well-known in their market areas and to applicants that are not classified as sub-prime.
Liquidity
As indicated above, our primary sources of funds are deposits and loan repayments. Scheduled loan repayments are a relatively stable source of funds, while deposits and unscheduled loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, may not be stable. Customer deposits remain an important source of funding, but these balances have been influenced in the past by adverse market conditions in the industry and may be affected by future developments such as interest rate fluctuations and new competitive pressures. In addition to customer deposits, management may utilize brokered deposits on an as-needed basis and repurchase agreements. At December 31, 2018, we had brokered deposits of $28.1 million and securities sold under agreement to repurchase of $31.5 million which were secured by investment securities available for sale.
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
Federal Home Loan Bank:
The Bank is a member of the FHLB of Des Moines which is one of 11 regional FHLBs that administer the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its member financial institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Agency. We rely upon advances from the FHLB as a secondary source of liquidity to supplement our supply of lendable funds and meet deposit withdrawal requirements. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on a percentage of an institution’s assets or on the FHLB’s assessment of the institution’s creditworthiness. Under its current credit policies, the FHLB of Des Moines limits advances to 35% of the Bank's assets.
Advances from the FHLB of Des Moines are typically secured by our first lien one-to-four family residential loans, commercial real estate loans and stock issued by the FHLB, which is owned by us. At December 31, 2018, the Bank maintained a credit facility with the FHLB of Des Moines in the amount of $921.7 million, of which there were no advances.
For membership purposes, the Bank is required to maintain an investment in the stock of the FHLB of Des Moines in an amount equal to 0.12% of the Bank's assets as calculated on an annual basis. In addition to the FHLB stock required for membership, the Bank must purchase activity stock equal to 4.0% of all outstanding borrowing balances. The activity stock is automatically redeemed in amounts equal to the FHLB advance balances as they are repaid. At December 31, 2018 the Bank had an investment in stock issued by the FHLB of Des Moines carried at a cost basis (par value) of $6.1 million, which entirely represented its membership stock. The Bank was not required to have any activity stock because it did not have any outstanding FHLB advance balance at December 31, 2018.
Other borrowings:
In addition to liquidity provided by FHLB, the Bank maintained an uncommitted credit facility with the Federal Reserve Bank of San Francisco of $37.4 million, of which there were no advances or borrowings outstanding as of December 31, 2018. The Bank also maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank and Pacific Coast Bankers’ Bank to purchase federal funds of up to $90.0 million, of which there were no advances or borrowings outstanding as of December 31, 2018.
Supervision and Regulation
We are subject to extensive legislation, regulation, and supervision under federal law and the law of Washington State, which are primarily intended to protect depositors and the FDIC, and not shareholders. The laws and regulations affecting banks and bank holding companies have changed significantly particularly in connection with the enactment of the Dodd-Frank Act in 2010. Among other changes, the Dodd-Frank Act established the Consumer Protection Financial Bureau (“CFPB”) as an independent bureau of the Board of Governors of the Federal Reserve System (“Federal Reserve”). The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. See “—Other Regulatory Developments—The Dodd-Frank Act” herein for a discussion of this legislation. Any change in applicable laws, regulations, or regulatory policies may have a material effect on our business, operations, and prospects. We cannot predict the nature or the extent of the effects on our business and earnings that any fiscal or monetary policies or new Federal or State legislation may have in the future.
The following is a summary discussion of certain laws and regulations applicable to Heritage and Heritage Bank which is qualified in its entirety by reference to the actual laws and regulations.
Heritage Financial
As a bank holding company registered with the Federal Reserve, we are subject to comprehensive regulation and supervision by the Federal Reserve under the Bank Holding Company Act of 1956, as amended ("BHCA"), and the regulations of the Federal Reserve. This regulation and supervision is generally intended to ensure that we limit our activities to those allowed by law and that we operate in a safe and sound manner without endangering the financial health of Heritage Bank. We are required to file annual and periodic reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine us, and any of our subsidiaries, and assess us for the cost of such examination.
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
The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd Frank Act and Federal Reserve policy provides that a bank holding company shall be required to serve as a source of financial strength for its subsidiary bank. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary banks is generally considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both.
Under the prompt corrective action provisions of the Federal Deposit Insurance Act, a bank holding company with an undercapitalized subsidiary bank must guarantee, within limitations, the capital restoration plan that is required to be implemented for its undercapitalized subsidiary bank. If an undercapitalized subsidiary bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan the Federal Reserve may, among other restrictions, prohibit the bank holding company or its undercapitalized subsidiary bank from paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve. Federal Reserve policy also provides that a bank holding company may pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. A bank holding company or bank that does not meet the capital conservation buffer requirement is subject to restrictions on the payment of dividends. See “—Capital Adequacy” below. In addition, under Washington corporate law, a company generally may not pay dividends if after that payment the company would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than its total liabilities.
We, and any subsidiaries which we may control, are considered “affiliates” of the Bank within the meaning of the Federal Reserve Act, and transactions between our bank subsidiary and affiliates are subject to numerous restrictions. With some exceptions, we and our subsidiaries are prohibited from tying the provision of various products or services, such as extensions of credit, to other products or services offered by us, or our affiliates.
Bank regulations require bank holding companies and banks to maintain minimum capital ratios. For additional information, see “—Capital Adequacy” below.
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
The Bank is required to file periodic reports with the FDIC and the Division and is subject to periodic examinations and evaluations by those regulatory authorities. Based upon these evaluations, the regulators may revalue the assets of an institution and require that it establish specific reserves to compensate for the differences between the determined value and the book value of such assets. These examinations must be conducted at least every 12 months.
Dividends paid by the Bank provide substantially all of our cash flow. The FDIC and the Division also have the general authority to restrict capital distributions by the Bank, including dividends paid by the Bank to Heritage. Such restrictions are generally tied to the Bank’s capital levels after giving effect to such distributions. For additional information regarding the restrictions on the payment of dividends, see ”—Capital Adequacy" below and Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities herein.
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
Under these capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (loss), net unless an institution elects to exclude accumulated other comprehensive income (loss), net from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.
In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. The new capital conservation buffer requirement began to be phased in on January 1, 2016, when requiring a buffer greater than 0.625% of risk-weighted assets, was required which amount increased 0.625% each year until the buffer requirement was fully implemented on January 1, 2019.
To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a total risk-based capital ratio of 10.0% or greater and a Tier 1 risk-based capital ratio of 6.0% or greater and must not be subject to an individual order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level. To be considered “well capitalized,” a depository institution must have a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, a CET1 capital ratio of at least 6.5% and a leverage ratio of at least 5% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. As of December 31, 2018, the Company and the Bank met the requirements to be "well capitalized" and the fully phased-in capital conservation buffer requirement.
For a complete description of the Company’s and the Bank's required and actual capital levels as of December 31, 2018, see Note (22) Regulatory Capital Requirements of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.
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
As of December 31, 2018, the Bank met the requirements to be classified as “well capitalized.” See Note (22) Regulatory Capital Requirements of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.
Classification of Loans
Federal regulations require the Bank to periodically evaluate the risks inherent in its loan portfolio. In addition, the Division and the FDIC have the authority to identify adverse loans and, if appropriate, require them to be reclassified. There are three types of classified loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of Substandard loans, with additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable. There is a high probability of some loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continuance as a loan of the institution is not warranted. If a loan or a portion of the loan is classified as Loss, the institution must charge-off this amount.
Deposit Insurance and Other FDIC Programs
The deposits of the Bank are insured up to $250,000 per separately insured category by the Deposit Insurance Fund, which is administered by the FDIC. The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions. As insurer of the Bank's deposits, the FDIC has supervisory and enforcement authority over Heritage Bank and this insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by institutions insured by the FDIC. It also may prohibit any FDIC-insured institution from engaging in any activity determined by regulation or order to pose a serious risk to the institution and the Deposit Insurance Fund. The FDIC also has the authority to initiate enforcement actions and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act raised set the minimum designated reserve ratio (“DRR”) of the Deposit Insurance Fund (the “DIF”) at 1.35%, required the FDIC to set a target DRR each year, and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds. The FDIC has set the target DRR at 2.0% and adopted a plan to achieve that target ratio. The FDIC has announced that the DRR surpassed 1.35% as of September 30, 2018. Currently, total base assessment rates range- from 1.5 to 40 basis points on an annualized basis, subject to certain adjustments. Under current regulations, the ranges of assessment rates are scheduled to decrease as the DRR increases in increments above 2.0%. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
Other Regulatory Developments
Significant federal legislation affecting banking has been enacted in recent years. The following summarizes some of such recent significant federal legislation.
The Dodd-Frank Act.    The Dodd-Frank-Act imposes restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that we are subject to and that are discussed above under “—Capital Adequacy.”
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
Economic Growth Act.    In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as the Bank, and their holding companies.
The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. In addition, the Economic Growth Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.
It is difficult at this time to predict when or how any new standards under the Economic Growth Act will ultimately be applied to us or what specific impact the Act and the yet-to-be-written implementing rules and regulations will have on community banks.

CECL.     The Financial Accounting Standards Board has adopted a new accounting standard for U.S. Generally Accepted Accounting Principles that will be effective for us for our first fiscal year beginning after December 15, 2019. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.
The federal banking regulators (the Federal Reserve, the OCC and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.
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
Competition
We compete for loans and deposits with other commercial banks, credit unions, mortgage bankers, and other providers of financial services, including finance companies, mutual funds, insurance companies, and more recently with financial technology (or "FinTech") companies that rely on technology to provide financial services. Many of our competitors have substantially greater resources than we do. Particularly in times of high or rising interest rates, we also face significant competition for investors’ funds from short-term money market securities and other corporate and government securities.
We compete for loans principally through the range and quality of the services we provide, interest rates and loan fees, and the locations of our Bank's branches. We actively solicit deposit-related clients and compete for deposits by offering depositors a variety of savings accounts, checking accounts, cash management and other services.
Employees
We had 859 full-time equivalent employees at December 31, 2018. We believe that employees play a vital role in the success of a service company. Employees are provided with a variety of benefits such as medical, vision, dental and life insurance, a retirement plan, and paid vacations and sick leave. None of our employees are covered by a collective bargaining agreement.

Executive Officers
The following table sets forth certain information with respect to the executive officers of the Company at December 31, 2018.

Name	Age as of December 31, 2018	Position	Has Served the Company or Heritage Bank Since
Brian L. Vance	64	Chief Executive Officer of Heritage	1996
Jeffrey J. Deuel	60	President of Heritage; President and Chief Executive Officer of Heritage Bank	2010
Donald J. Hinson	57	Executive Vice President and Chief Financial Officer of Heritage and Heritage Bank	2005
David A. Spurling	65	Executive Vice President and Chief Credit Officer of Heritage and Heritage Bank	2001
Bryan McDonald	47	Executive Vice President and Chief Operating Officer of Heritage and Heritage Bank	2014
The business experience of each executive officer is set forth below.
Brian L. Vance is the Chief Executive Officer of Heritage. During 2018, Mr. Vance announced his intent to retire on July 1, 2019. Upon his retirement, Mr. Vance will assume the role of Executive Board Chair of Heritage and oversee board activities. Mr. Vance was appointed President and Chief Executive Officer of Heritage and Heritage Bank in 2006. In 2003, Mr. Vance was appointed President and Chief Executive Officer of Heritage Bank and in 1998, Mr. Vance was named President and Chief Operating Officer of Heritage Bank. Mr. Vance joined Heritage Bank in 1996 as its Executive Vice President and Chief Credit Officer. Prior to joining Heritage Bank, Mr. Vance was employed for 24 years with West One Bank, a bank with offices in Idaho, Utah, Oregon and Washington. Prior to leaving West One, he was Senior Vice President and Regional Manager of Banking Operations for the south Puget Sound region.
Jeffrey J. Deuel is the President of Heritage and President and Chief Executive Officer of Heritage Bank. Mr. Deuel was appointed President of Heritage and President and Chief Executive Officer of Heritage Bank in July 2018. Mr. Deuel was previously promoted to President and Chief Operating Officer of Heritage Bank and Executive Vice President of Heritage in 2012, Chief Operating Officer of Heritage Bank and Executive Vice President of the Company in 2010, and joined Heritage Bank in February 2010 as Executive Vice President of Corporate Strategies. Mr. Deuel came to the Company with 28 years of banking experience and most recently held the position of Executive Vice President Commercial Operations with JPMorgan Chase, formerly Washington Mutual. Prior to joining Washington Mutual, Mr. Deuel was based in Philadelphia where he worked for Bank United, First Union Bank, CoreStates Bank, and First Pennsylvania Bank. During his career Mr. Deuel held a variety of leadership positions in commercial banking including lending, retail and support services, corporate strategies, credit administration, and portfolio management. He earned his Bachelor’s degree at Gettysburg College.
Donald J. Hinson became Executive Vice President and Chief Financial Officer of Heritage and Heritage Bank in September 2012. In 2007, Mr. Hinson was appointed to Senior Vice President and Chief Financial Officer of Heritage and Heritage Bank. Mr. Hinson joined Heritage Bank in 2005 as Vice President and Controller. Prior to that, he served in the banking audit practice of local and national accounting firms of Knight, Vale and Gregory and RSM McGladrey from 1994 to 2005. Mr. Hinson holds a Bachelor's of Science degree in Accounting from Central Washington University and is a licensed Certified Public Accountant.
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
Bryan McDonald was appointed Executive Vice President and Chief Operating Officer of Heritage Bank in July of 2018. Mr. McDonald became Executive Vice President and Chief Lending Officer of Heritage Bank upon completion of the Washington Banking Merger effective on May 1, 2014. Mr. McDonald had served as President and Chief Executive Officer of Whidbey Island Bank since January 1, 2012. Mr. McDonald joined Whidbey Island Bank in 2006 as Commercial Banking Manager and he served as Senior Vice President and Chief Operating Officer of Whidbey Island Bank from April 1, 2010 until his promotion to Executive Vice President on August 26, 2010. Mr. McDonald has been serving in the banking industry since 1994, including regional commercial lending management roles with Washington Mutual and Peoples Bank. Mr. McDonald holds a Bachelor's and Master’s Degree in Business Administration from Washington State University.

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

•
prices at which acquisitions are made can fluctuate with market conditions. We have experienced times during which acquisitions could not be made in specific markets at prices we considered acceptable and expect that we may continue to experience this condition in the future;

•
the acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal effect on the acquired business and its customers, we may not realize the anticipated economic benefits of an acquisition within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful. These risks may be present in our Puget Sound Merger and Premier Merger that were completed during the first and third quarters of 2018, respectively;

•
to finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing shareholders;

•
from 2006 through 2018, we completed eight acquisitions or mergers, including one acquisition in 2006, two acquisitions during 2010, two acquisitions during 2013, one merger in 2014 and two acquisitions in 2018 that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future;

•
we expect our net income will increase following our acquisitions; however, we also expect our general and administrative expenses and consequently our efficiency ratios will also increase. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisitions or branching activities may not be accretive to earnings in the short or long-term; and

•
to the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. As discussed below under “-If the goodwill we have recorded in connection with acquisitions becomes impaired, our earnings and capital could be reduced,” we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition.

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
If we do not successfully execute our acquisition growth plan, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations. While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance that suitable growth opportunities will be available or that we will successfully manage our growth. See below “-If the goodwill we have recorded in connection with acquisitions becomes impaired, our earnings and capital could be reduced” and “-Our strategy of pursuing acquisitions and de novo branching exposes us to financial and operational risks that could adversely affect us” for additional risks related to our acquisition strategy.
The required accounting treatment of purchased loans we acquire through acquisitions could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
Under generally accepted accounting principles ("GAAP"), we are required to record purchased loans acquired through acquisitions at fair value, which may differ from the outstanding balance of such loans. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances on the acquisition date. Actual performance could differ from management’s initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially increase due to the discount accretion. This accretable yield may change due to changes in expected timing and amount of future cash flows. The yields on our loans could decline as our acquired loan portfolio pays down or matures, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods.
New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.
The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our stockholders. These regulations may sometimes impose significant limitations on operations. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and adequacy of an institution's allowance for loan losses. These bank regulators also have the ability to impose conditions in the approval of merger and acquisition transactions.
Our loan portfolio is concentrated in loans with a higher risk of loss.
Repayment of our commercial business loans, consisting of commercial and industrial loans as well as owner-occupied and non-owner occupied commercial real estate loans, is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. We offer different types of commercial business loans to a variety of businesses with a focus on real estate related industries and businesses in agricultural, healthcare, legal, and other professions. The types of commercial business loans offered are lines of credit, term equipment financing and term real estate loans. We also originate loans that are guaranteed by the SBA, and are a “preferred lender” of the SBA. Commercial business lending involves risks that are different from those associated with real estate lending. Our commercial business loans are primarily made based on our assessment of the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although these commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower. In addition, as part of our commercial business lending activities, we originate agricultural loans. Agricultural lending involves a greater degree of risk. Payments on agricultural loans are typically dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally), changes in the economy (such as tariffs) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired.
Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.
At December 31, 2018, our commercial business loans totaled $2.94 billion, or approximately 80.4% of our total loan portfolio. Approximately $12.6 million, or 0.4%, of our commercial business loans were nonperforming at December 31, 2018. The majority of the nonperforming commercial business loans were commercial and industrial loans. Our agricultural lending totaled $94.3 million, or 2.6% of our total loan portfolio, and 3.2% of our commercial business loans.
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
As of December 31, 2018, our non-owner occupied commercial real estate loans totaled $1.30 billion, or 35.7% of our total loan portfolio. Approximately $1.7 million, or 0.1%, of our non-owner occupied commercial real estate loans were nonperforming at December 31, 2018.
Our real estate construction and land development loans are based upon estimates of costs and the related value associated with the completed project. These estimates may be inaccurate. Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the complete project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in demand for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and more costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser's borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working our problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. Land development loans also pose additional risk because of the lack of income being produced by the property and potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions.
As of December 31, 2018, our real estate construction and land development loans totaled $215.5 million, or 5.9% of our total loan portfolio. Of these loans, $102.7 million, or 2.8% of our total loan portfolio, were one-to-four family residential construction related and $112.7 million, or 3.1% of our total loan portfolio, were five or more family residential and commercial property construction related. Approximately $899,000, or 0.4%, of our total construction and land development loans were nonperforming at December 31, 2018.
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
The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our allowance for loan losses through the provision for losses on loans which is charged against income. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions.

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
The FASB has adopted a new accounting standard referred to as Current Expected Credit Loss ("CECL") which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement is expected to be applicable to us effective for our fiscal year beginning January 1, 2020. We are evaluating the impact the CECL accounting model will have on our accounting, but expect to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital. Any increases in the allowance for loan losses due to the one-time cumulative-effect adjustment will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.
If our allowance for loan losses is not sufficient to cover actual loan losses our earnings could decrease.
For the year ended December 31, 2018 we recorded a provision for loan losses of $5.1 million compared to $4.2 million for the year ended December 31, 2017. We recorded net charge-offs of loans of $2.2 million for the year ended December 31, 2018 compared to $3.2 million for the year ended December 31, 2017. At December 31, 2018 our total nonperforming loans were $13.7 million, or 0.37% of loans receivable, net, compared to $10.7 million or 0.38% of loans receivable, net, at December 31, 2017. Generally, our nonperforming loans reflect operating difficulties of individual borrowers, which may be the result of current economic conditions. If economic conditions deteriorate, we expect that we could experience significantly higher delinquencies and loan charge-offs. As a result, we may be required to make further increases in our provision for loan losses in the future, which could adversely affect our financial condition and results of operations, perhaps materially.
General economic conditions tend to impact loan segments at varying degrees. At December 31, 2018, our commercial and industrial loan portfolio had the greatest percentage of nonaccrual loans of 48.4% as the borrowers are primarily business owners whose business results are influenced by economic conditions as well as impact of the types of collateral generally securing these loans. Our owner-occupied commercial real estate loans and non-owner occupied commercial real estate loans portfolio, which contained 30.7% and 12.5%, respectively, of our nonaccrual loans at December 31, 2018, generally have a large percentage of nonperforming loans because of the same reasons as the commercial and industrial loan portfolio noted above.
The current economic condition in the market areas we serve may adversely impact our earnings and could increase the credit risk associated with our loan portfolio.
Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon. A decline in the economies of our primary market areas of the Pacific Northwest in which we operate could have a material adverse effect on our business, financial condition, results of operations and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how the recent changes in tariffs being imposed on international trade may also affect these businesses.
While real estate values and unemployment rates have improved, a deterioration in economic conditions in our market areas of the Pacific Northwest could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	we may increase our allowance for loan losses;

•	the sale of foreclosed assets may be slow;

•	our provision for loan losses may increase;

•	demand for our products and services may decline, possibly resulting in a decrease in our total loans;

•	collateral for loans made may decline further in value, exposing us to increased risk of loss on existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our deposits may decrease and the composition of our deposits may be adversely affected.
A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loans are geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as earthquakes and flooding.
Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.
If the goodwill we have recorded in connection with acquisitions becomes impaired, our earnings and capital could be reduced.
Accounting standards require that we account for acquisitions using the purchase method of accounting. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with GAAP, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. The evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. At December 31, 2018, we had goodwill with a carrying amount of $240.9 million.
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
We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and/or sell loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets, (iii) our ability to obtain and retain deposits in competition with other available investment alternatives, (iv) the ability of our borrowers to repay adjustable or variable rate loans, and (v) the average duration of our investment securities portfolio and other interest-earning assets. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.
Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In an attempt to help the overall economy, the Federal Reserve has kept interest rates low through its targeted Fed Funds rate. The Federal Reserve has steadily increased the targeted Fed Funds rate over the last three fiscal years to 2.50% at December 31, 2018. The Federal Reserve may make additional increases in interest rates during 2019 subject to economic conditions. As the Federal Reserve increases the targeted federal funds rates, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery.
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
Uncertainty relating to the London Interbank Offered Rate ("LIBOR") calculation process and potential phasing out of LIBOR may adversely affect our results of operations.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.
Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.
Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income (loss), net and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, lower market prices for securities and limited investor demand. Our securities portfolio is evaluated for other-than-temporary impairment. If this evaluation shows impairment to the actual or projected cash flows associated with one or more securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale securities, net of taxes. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
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
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.
Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. A tightening of the credit markets and the inability to obtain adequate funding may negatively affect our liquidity, asset growth and, consequently, our earnings capability and capital levels. In addition to any deposit growth, and the sale of loans or investment securities, maturity of investment securities and loan payments, we rely from time to time on advances from the FHLB of Des Moines, and certain other wholesale funding sources to meet liquidity demands. Our liquidity position could be significantly constrained if we were unable to access funds from the FHLB of Des Moines or other wholesale funding sources. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.
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
Our Board of Directors is authorized generally to cause us to issue additional common stock, as well as series of preferred stock, without any action on the part of our shareholders except as may be required under the listing requirements of the NASDAQ Stock Market. In addition, our Board has the power, without shareholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding-up of our business and other terms. Any capital we obtain may result in the dilution of the interests of existing holders of our common stock.
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
The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. Recently several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.
Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
Our operations rely on numerous external vendors.
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent a service agreement is not renewed by the third party vendor or is renewed on terms less favorable to us.
We are subject to certain risks in connection with our use of technology.
Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.
Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, and vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures. and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While the Company selects third-party vendors carefully, it does not control their actions. If our third-party providers encounter difficulties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.
The board of directors oversees the risk management process, including the risk of cybersecurity, and engages with management on cybersecurity issues.
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
Managing reputational risk is important to attracting and maintaining customers, investors and employees.
Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.
We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.
Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where we conduct our business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer of Heritage, Mr. Brian L. Vance, and our Chief Executive Officer of Heritage Bank, Jeffrey J. Deuel, and certain other employees. The loss of key personnel could adversely affect our ability to successfully conduct our business.
Our ability to sustain or improve upon existing performance is dependent upon our ability to respond to technological change, and we may have fewer resources than some of our competitors to continue to invest in technological improvements.
The financial services industry is experiencing rapid technological changes with frequent introductions of new technology-driven products and services. Effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Many of our competitors have substantially greater resources to invest in technological improvements than the Company does. Our future success will depend, to some degree, upon its ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products or services, or be successful in marketing these products and services. Additionally, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may cause services interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. There can be no assurance that we will be able to successfully manage the risks associated with increased dependency on technology.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
The Company has no unresolved staff comments from the SEC as it relates to the Company's financial information as reported on Form 10-K.

ITEM 2.     PROPERTIES
Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space and main branch office which are owned by Heritage Bank and located in downtown Olympia. The Company's branch network at December 31, 2018 was comprised of 64 branches located throughout Washington and Oregon. The number of branches per county, as well as occupancy type, is detailed in the following table.

			Occupancy Type
County	State	Number of Branches	Owned	Leased
Clark	WA	2	1	1
Cowlitz	WA	2	2	—
Island (1)	WA	7	6	1
Kittitas (1)	WA	1	1	—
King	WA	8	3	5
Mason	WA	1	1	—
Multnomah	OR	2	—	2
Pierce	WA	13	8	5
San Juan	WA	1	—	1
Skagit (1)	WA	3	3	—
Snohomish	WA	8	6	2
Thurston (1)	WA	4	3	1
Washington	OR	5	1	4
Whatcom	WA	3	3	—
Yakima	WA	4	4	—
Total		64	42	22

(1)
One Island County branch, one Skagit County branch, one Thurston County branch and the one branch in Kittitas County have land leases, which are not included in the leased section above as the building is owned.

For additional information concerning our premises and equipment and lease obligations, see Note (7) Premises and Equipment and Note (14) Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.

ITEM 3.     LEGAL PROCEEDINGS
We, and our Bank, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol HFWA. At December 31, 2018, we had approximately 1,439 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 36,874,055 outstanding shares of common stock. This total does not reflect the number of persons or entities who hold stock in nominee or “street” name through various brokerage firms.
Quarterly, the Company reviews the potential payment of cash dividends to common shareholders. The timing and amount of cash dividends paid on our common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors.
The dividend activities for the years ended December 31, 2018 and 2017 and through the date of this filing are listed below:

Declared	Cash Dividend per Share	Record Date	Paid
January 25, 2017	$0.12	February 9, 2017	February 23, 2017
April 25, 2017	$0.13	May 10, 2017	May 24, 2017
July 25, 2017	$0.13	August 10, 2017	August 24, 2017
October 25, 2017	$0.13	November 8, 2017	November 22, 2017
October 25, 2017	$0.10	November 8, 2017	November 22, 2017	*
January 24, 2018	$0.15	February 7, 2018	February 21, 2018
April 25, 2018	$0.15	May 10, 2018	May 24, 2018
July 24, 2018	$0.15	August 9, 2018	August 23, 2018
October 24, 2018	$0.17	November 7, 2018	November 21, 2018
October 24, 2018	$0.10	November 7, 2018	November 21, 2018	*
January 23, 2019	$0.18	February 7, 2019	February 21, 2019
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

Stock Repurchases
The Company has had various stock repurchase programs since March 1999. On October 23, 2014, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 1,513,000 shares, under the eleventh stock repurchase plan. At December 31, 2018, there were approximately 933,004 shares remaining to be purchased under the eleventh stock repurchase plan. The number, timing and price of shares repurchased will depend on business and market conditions, and other factors, including opportunities to deploy the Company's capital.
Since the inception of the eleventh plan, the Company has repurchased 579,996 shares at an average share price of $16.67. No shares were repurchased under this plan during the year ended December 31, 2018 and 2017. During the year ended December 31, 2016, the Company repurchased 138,000 shares at an average share price of $17.16.
In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total repurchased shares for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Repurchased shares to pay withholding taxes (1)	53,256	29,429	29,512
Stock repurchase to pay withholding taxes average share price	$31.99	$25.01	$17.82

(1)
During the year ended December 31, 2018, the Company repurchased 26,741 shares related to the withholding taxes due on the accelerated vesting of the restricted stock units of Puget Sound which were converted to Heritage common stock shares with a share price of $31.80 under the terms of the Puget Sound Merger.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended December 31, 2018.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018— October 31, 2018	—	$—	7,893,389	935,034
November 1, 2018—November 30, 2018	—	—	7,893,389	935,034
December 1, 2018—December 31, 2018	68	31.79	7,893,389	935,034
Total	68	$31.79

(1)	All of the common shares repurchased by the Company between October 1, 2018 and December 31, 2018, were shares of restricted stock that represented the cancellation of stock to pay withholding taxes.

Stock Performance Graph
The following graph depicts total return to shareholders during the five-year period beginning December 31, 2013 and ending December 31, 2018. Total return includes appreciation or depreciation in market value of the Company’s common stock as well as actual cash and stock dividends paid to common shareholders. The graph additionally shows the five-year comparison of the total return to shareholders of the Company’s common stock as compared to the NASDAQ Composite Index and the SNL U.S. Bank NASDAQ Index. The NASDAQ Composite Index is a comparative broad market index comprised of all domestic and international common stocks listed on the Nasdaq Stock Market. The SNL U.S. Bank NASDAQ Index is a comparative peer index comprised of banks and related holding companies listed on the NASDAQ Stock Market. The graph assumes that the value of the investment in Heritage’s common stock and each of the three indices was $100 on December 31, 2013, and that all dividends were reinvested.

.

	Years Ended December 31,
Index	2013	2014	2015	2016	2017	2018
Heritage Financial Corporation	$100.00	$105.74	$116.98	$166.45	$203.56	$200.82
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL U.S. Bank NASDAQ Index	100.00	103.57	111.80	155.02	163.20	137.56
*Information for the graph was provided by S&P Global Market Intelligence.

ITEM 6.     SELECTED FINANCIAL DATA
The following tables set forth certain information concerning our consolidated financial position and results of operations at and for the dates indicated and have been derived from our audited Consolidated Financial Statements. The information below is qualified in its entirety by the detailed information included elsewhere herein and should be read along with Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations and Item 8. Financial Statements And Supplementary Data.

Matters affecting comparability in the five-year summary detailed below include the Washington Banking Merger in 2014, and the Premier and Puget Mergers in 2018, as discussed below.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Operations Data:
Interest income	$199,359	$147,709	$138,512	$135,739	$121,106
Interest expense	12,413	8,346	6,006	6,120	5,681
Net interest income	186,946	139,363	132,506	129,619	115,425
Provision for loan losses	5,129	4,220	4,931	4,372	4,594
Noninterest income	31,665	35,579	31,619	32,268	16,467
Noninterest expense	149,395	110,575	106,473	106,208	99,379
Income tax expense (1)	11,030	18,356	13,803	13,818	6,905
Net income	53,057	41,791	38,918	37,489	21,014
Earnings per common share
Basic	$1.49	$1.39	$1.30	$1.25	$0.82
Diluted	1.49	1.39	1.30	1.25	0.82
Dividend payout ratio to common shareholders (2)	48.3%	43.9%	55.4%	42.4%	61.0%
Performance Ratios:
Net interest spread (3)	4.15%	3.83%	3.89%	4.04%	4.45%
Net interest margin (4)	4.29	3.93	3.96	4.11	4.53
Efficiency ratio (5)	68.34	63.21	64.87	65.61	75.35
Noninterest expense to average assets	3.00	2.78	2.84	3.01	3.49
Return on average assets	1.07	1.05	1.04	1.06	0.74
Return on average common equity	7.72	8.36	8.01	8.08	5.61

(1)
The Tax Cuts and Jobs Act enacted December 22, 2017 decreased the federal corporate income tax rate from 35% to 21% beginning January 1, 2018 and impacted the comparability of our results. The results for the year ended December 31, 2017 included a $2.6 million increase to the income tax expense as a result of the revaluation of our deferred tax assets and liabilities to account for the tax rate change.

(2)	Dividend payout ratio is declared dividends per common share divided by diluted earnings per common share.

(3)	Net interest spread is the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest earning assets.

(5)	The efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance Sheet Data:
Total assets	$5,316,927	$4,113,270	$3,878,981	$3,650,792	$3,457,750
Total loans receivable, net	3,619,118	2,816,985	2,609,666	2,372,296	2,223,348
Investment securities	976,095	810,530	794,645	811,869	778,660
Goodwill and other intangible assets	261,553	125,117	126,403	127,818	129,918
Deposits	4,432,402	3,393,060	3,229,648	3,108,287	2,906,331
Federal Home Loan Bank advances	—	92,500	79,600	—	—
Junior subordinated debentures	20,302	20,009	19,717	19,424	19,082
Securities sold under agreement to repurchase	31,487	31,821	22,104	23,214	32,181
Stockholders’ equity	760,723	508,305	481,763	469,970	454,506
Financial Measures:
Book value per common share	$20.63	$16.98	$16.08	$15.68	$15.02
Stockholders' equity to assets ratio	14.3%	12.4%	12.4%	12.9%	13.1%
Net loans to deposits (1)	82.4%	84.0%	81.8%	77.3%	77.5%
Capital Ratios:
Total risk-based capital ratio	12.9%	12.8%	13.0%	13.7%	15.1%
Tier 1 risk-based capital ratio	12.1	11.8	12.0	12.7	13.9
Leverage ratio	10.5	10.2	10.3	10.4	10.2
Common equity Tier 1 capital to risk-weighted assets	11.7	11.3	11.4	12.00	N/A
Asset Quality Ratios:
Nonperforming loans to loans receivable, net	0.37%	0.38%	0.41%	0.40%	0.51%
Allowance for loan losses to loans receivable, net	0.96	1.13	1.18	1.24	1.23
Allowance for loan losses to nonperforming loans	255.73	299.79	284.93	307.67	239.62
Nonperforming assets to total assets	0.30	0.26	0.30	0.32	0.43
Net charge-off on loans to average loans receivable, net	0.06	0.12	0.14	0.10	0.30
Other Data:
Number of banking offices	64	59	63	67	66
Number of full-time equivalent employees	859	735	760	717	748
Deposits per branch	69,256	57,509	51,264	46,392	44,035
Assets per full-time equivalent	6,190	5,596	5,104	5,092	4,623

(1)	Loans receivable, net of deferred costs divided by deposits.
The Company has focused on expanding its business over the past several years. In May 2014, the Company completed the merger with Washington Banking Company. In 2018, the Company completed two bank acquisitions of Puget Sound Bancorp in January 2018 and Premier Commercial Bancorp in July 2018. These acquisitions and merger, together with organic growth of the business, have significantly increased the Company's assets and liabilities.
During the period from December 31, 2014 through December 31, 2018 total assets have increased $1.86 billion, or 53.8%, to $5.32 billion as of December 31, 2018 from $3.46 billion at December 31, 2014. The total loans receivable, net of allowance for loan losses increased $1.40 billion, or 62.8%, to $3.62 billion as of December 31, 2018 from $2.22 billion at December 31, 2014. Loan increases during the five-year period are attributable primarily to the

Premier and Puget Mergers with the acquisitions of loans at fair value of $718.6 million as of the merger dates. The remaining five-year period increase in loans of $677.2 million, or 6.9% annualized growth, was due to organic growth.
Deposits increased $1.53 billion, or 52.5%, to $4.43 billion at December 31, 2018 from $2.91 billion at December 31, 2014. Deposit increases during the five-year period are also attributable to the Premier and Puget Mergers with the assumptions of deposits at fair value of $824.6 million as of the merger dates. From December 31, 2014 to December 31, 2018, non-maturity deposits (total deposits less certificate of deposit accounts), including acquired deposits, increased $1.58 billion, or 66.6%, to $3.97 billion at December 31, 2018. The percentage of certificate of deposit accounts to total deposits decreased to 10.5% at December 31, 2018 from 18.1% at December 31, 2014.
Stockholders’ equity increased by $306.2 million, or 67.4%, to $760.7 million at December 31, 2018 from $454.5 million at December 31, 2014 due primarily to a combination of earnings and issuances of common stock, partially offset by repurchases of common stock and declarations of cash dividends. Our net income increased $32.0 million, or 152.5%, to $53.1 million for the year ended December 31, 2018 from $21.0 million for the year ended December 31, 2014 as a result of growth in the Company due primarily through acquisitions and merger. Net interest income increased $71.5 million, or 62.0%, to $186.9 million for the year ended December 31, 2018 from $115.4 million during the year ended December 31, 2014. The increase in net interest income was primarily a result of an increase in interest income of $78.3 million, or 64.6%, to $199.4 million for the year ended December 31, 2018 from $121.1 million for the year ended December 31, 2014. Additionally, the increase in net income includes an increase in noninterest income of $15.2 million, or 92.3%, to $31.7 million for the year ended December 31, 2018 compared to $16.5 million for the year ended December 31, 2014. The increase in net income was partially offset by an increase in noninterest expense of $50.0 million, or 50.3%, to $149.4 million for the year ended December 31, 2018 from $99.4 million for the year ended December 31, 2014 as a result of the growth of the Company primarily through acquisitions and merger.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read with the December 31, 2018 audited Consolidated Financial Statements and Notes thereto included in Item 8. Financial Statements And Supplementary Data of this Form 10-K.
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
We assess the estimated credit losses inherent in our loan portfolio by considering a number of elements including:

•	historical loss experience in the loan portfolio;

•	impact of environmental factors, including:

◦	levels of and trends in delinquencies, classified and impaired loans;

◦	levels of and trends in charge-offs and recoveries;

◦	trends in volume and terms of loans;

◦	effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

◦	experience, ability, and depth of lending management and other relevant staff;

◦	national and local economic trends and conditions;

◦	other external factors such as competition, legal and regulatory;

◦	effects of changes in credit concentrations; and

◦	other factors.
We calculate an appropriate allowance for loan losses for the loans in our loan portfolio by applying historical loss factors for homogeneous classes of the portfolio, adjusted for changes to the above-noted environmental factors. We may record a specific allowance for impaired loans, including loans on nonaccrual status and troubled-debt restructured ("TDR") loans, after a careful analysis of each loan’s credit and collateral factors. Our analysis of an appropriate allowance for loan losses combines the provisions made for our non-impaired loans and the specific provisions made for each impaired loan.
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
For additional information regarding the allowance for loan losses, its relation to the provision for loan losses, its risk related to asset quality and lending activity, see “—Results of Operations for the Years Ended December 31, 2018 and 2017—Provision for Loan Losses” and “—Consolidated Financial Condition —Allowance for Loan Losses” below, Item 1A. Risk Factors—Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio as well as Note (5) Allowance for Loan Losses of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.
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
Expected cash flows at the acquisition date in excess of the fair value of loans are considered to be accretable yield, which is recognized as interest income over the life of the loan or pool using a level yield method if the timing and amounts of the future cash flows of the loan or pool are reasonably estimable. Subsequent to the acquisition date, cash flows expected over the life of the PCI loan or pool are estimated quarterly using an external cash flow model that projects cash flows and calculates the carrying values of the loans or pools, book yields, effective interest income and impairment, if any, based on loan or pool level events. Any increases in cash flow over those expected at the prior quarter are recorded as interest income prospectively. Any subsequent decreases in cash flow over those expected at the prior quarter are recognized by recording an allowance for loan losses. Any disposals of loans in pools, including sales of loans, payments in full or foreclosures result in the removal of the loan from the loan pool at the carrying amount and recognition of income if the proceeds from such activity is in excess of the carrying amount removed from the pool.
Business Combinations
The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all of the identifiable assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred unless they are directly attributable to the issuance of the Company's common stock in a business combination and the Company chooses to record these acquisition-related costs through stockholders' equity.

Other-Than-Temporary Impairments in the Fair Value of Investments
Unrealized losses on investment securities available for sale are evaluated at least quarterly to determine whether declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining carrying value. Other factors that may be considered in determining whether a decline in the value of an investment security is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. Therefore, continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.
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
The goodwill impairment test involves a two-step process. The first test for goodwill impairment is done by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. Alternatively, the testing for impairment may begin with an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes adverse events or circumstances identified that could negatively affect the reporting unit's fair value as well as positive and mitigating events. To measure any impairment loss, the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill an impairment charge would be recorded for the difference.
For the year ended December 31, 2018, the Company completed step one of the two-step process of the goodwill impairment test. Based on the results of the test, the Company concluded that the reporting unit’s fair value was greater than its carrying value and there was no impairment of goodwill.
For additional information regarding goodwill, see Note (8) Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.

Financial Overview
Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly-owned financial institution subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on our commercial banking relationships, market expansion and asset quality.
Consolidated Financial Condition
The Company’s total assets increased $1.20 billion, or 29.3%, to $5.32 billion at December 31, 2018 from $4.11 billion at December 31, 2017. The increase was primarily due to the Premier and Puget Mergers completed during the year ended December 31, 2018 with acquired assets totaling $957.6 million at the respective merger dates. The asset balances at December 31, 2018 and 2017 and the changes in those balances are included in the following table:

	December 31, 2018	December 31, 2017	Change 2018 vs. 2017	Percent Change 2018 vs. 2017
	(Dollars in thousands)
Cash and cash equivalents	$161,910	$103,015	$58,895	57.2%
Investment securities available for sale, at fair value	976,095	810,530	165,565	20.4
Loans held for sale	1,555	2,288	(733)	(32.0)
Total loans receivable, net	3,619,118	2,816,985	802,133	28.5
Other real estate owned	1,983	—	1,983	—
Premises and equipment, net	81,100	60,325	20,775	34.4
FHLB stock, at cost	6,076	8,347	(2,271)	(27.2)%
Bank owned life insurance	93,612	75,091	18,521	24.7
Accrued interest receivable	15,403	12,244	3,159	25.8
Prepaid expenses and other assets	98,522	99,328	(806)	(0.8)
Other intangible assets, net	20,614	6,088	14,526	238.6
Goodwill	240,939	119,029	121,910	102.4
Total assets	$5,316,927	$4,113,270	$1,203,657	29.3%
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
Investment securities available for sale increased $165.6 million, or 20.4%, to $976.1 million at December 31, 2018 from $810.5 million at December 31, 2017. The increase was due primarily to purchases of investment securities of $342.1 million, excluding investment securities acquired in the Premier and Puget Mergers, partially offset by sales of investment securities of $156.0 million and maturities, calls and payments of investment securities of $92.6 million during the year ended December 31, 2018. Included in the sales of investment securities was $80.4 million of investments acquired in the Puget Sound Merger which were sold shortly after the merger.

The following table provides information regarding our investment securities available for sale at the dates indicated.

	December 31, 2018		December 31, 2017		December 31, 2016
	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$101,603	10.4%	$13,442	1.7%	$1,569	0.2%
Municipal securities	158,864	16.3	250,015	30.8	237,256	29.9
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	331,602	34.0	280,211	34.5	309,176	38.9
Commercial	333,761	34.2	217,079	26.8	208,318	26.2
Collateralized loan obligations	—	—	4,580	0.6	10,478	1.3
Corporate obligations	25,563	2.6	16,770	2.1	16,706	2.1
Other securities(2)(3)	24,702	2.5	28,433	3.5	11,142	1.4
Total	$976,095	100.0%	$810,530	100.0%	$794,645	100.0%

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.

(2)	Primarily asset-backed securities issued and guaranteed by U.S. Government-sponsored agencies.

(3)
As a result of the adoption of FASB Accounting Standard Update 2016-01 on January 1, 2018, equity investments of $146,000 and $123,000 as of December 31, 2017 and 2016, respectively, are no longer classified as investment securities available for sale and their presentation is not comparable to the presentation as of December 31, 2018.

The following table provides information regarding our investment securities available for sale, by contractual maturity, at December 31, 2018.

	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Total
	Fair Value	Yield(2)	Fair Value	Yield(2)	Fair Value	Yield(2)	Fair Value	Yield(2)	Fair Value	Yield(2)
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$15,936	2.50%	$44,462	2.98%	$35,190	3.56%	$6,015	2.99%	$101,603	3.11%
Municipal securities	13,587	3.14	25,957	3.07	30,601	3.27	88,719	3.24	158,864	3.21
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	206	0.94	3,027	2.33	73,986	2.49	254,383	2.88	331,602	2.78
Commercial	7,901	1.56	94,395	2.55	129,002	2.80	102,463	2.89	333,761	2.72
Corporate obligations	848	2.87	24,715	3.40	—	—	—	—	25,563	3.38
Other securities (3)	—	—	—	—	—	—	24,702	3.81	24,702	3.81
Total	$38,478	2.53%	$192,556	2.82%	$268,779	2.87%	$476,282	3.00%	$976,095	2.91%

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.

(2)	Taxable equivalent weighted average yield.

(3)	Primarily asset-backed securities issued and guaranteed by U.S. Government-sponsored agencies.

Loan Portfolio
The Bank is a full service commercial bank, which originates a wide variety of loans with a focus on commercial business loans. Total loans receivable, net of allowance for loan losses, increased $802.1 million, or 28.5%, to $3.62 billion at December 31, 2018 from $2.82 billion at December 31, 2017 primarily as a result of loans acquired in the Premier and Puget Mergers totaling $718.6 million at the respective merger dates. The year-over-year loan growth included increases in non-owner occupied commercial real estate loans which increased $317.9 million, or 32.2%, to $1.30 billion, in commercial and industrial loans which increased $208.2 million, or 32.3%, to $853.6 million and owner-occupied commercial real estate loans which increased $157.7 million, or 25.3%, to $779.8 million at December 31, 2018.
The following table provides information about our loan portfolio by type of loan at the dates indicated. These balances are prior to deduction for the allowance for loan losses.

	December 31,
	2018		2017		2016		2015		2014
	Balance	% of Total(2)	Balance	% of Total(2)	Balance	% of Total(2)	Balance	% of Total(2)	Balance	% of Total(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$853,606	23.4%	$645,396	22.7%	$637,773	24.2%	$596,726	24.8%	$570,453	25.3%
Owner-occupied commercial real estate	779,814	21.3	622,150	21.8	558,035	21.1	572,609	23.8	574,687	25.5
Non-owner occupied commercial real estate	1,304,463	35.7	986,594	34.6	880,880	33.4	753,986	31.4	663,935	29.5
Total commercial business	2,937,883	80.4	2,254,140	79.1	2,076,688	78.7	1,923,321	80.0	1,809,075	80.3
One-to-four family residential (1)	101,763	2.8	86,997	3.1	77,391	2.9	72,548	3.0	69,530	3.1
Real estate construction and land development:
One-to-four family residential	102,730	2.8	51,985	1.8	50,414	1.9	51,752	2.2	49,195	2.2
Five or more family residential and commercial properties	112,730	3.1	97,499	3.4	108,764	4.1	55,325	2.3	64,920	2.9
Total real estate construction and land development	215,460	5.9	149,484	5.2	159,178	6.0	107,077	4.5	114,115	5.1
Consumer	395,545	10.8	355,091	12.5	325,140	12.3	298,167	12.4	259,294	11.5
Gross loans receivable	3,650,651	99.9	2,845,712	99.9	2,638,397	99.9	2,401,113	99.9	2,252,014	100.0
Net deferred loan costs (fees)	3,509	0.1	3,359	0.1	2,352	0.1	929	0.1	(937)	—
Loans receivable, net	$3,654,160	100.0%	$2,849,071	100.0%	$2,640,749	100.0%	$2,402,042	100.0%	$2,251,077	100.0%

(1)	Excludes loans held for sale of $1.6 million, $2.3 million, $11.7 million, $7.7 million and $5.6 million as of December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(2)	Percent of loans receivable, net.

The following table presents at December 31, 2018 (i) the aggregate contractual maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories.

	Maturing
	One Year or Less	Over One to Five Years	Over Five Years	Total
	(In thousands)
Commercial business	$434,492	$637,472	$1,865,919	$2,937,883
One-to-four family residential	112	2,337	99,314	101,763
Real estate construction and land development	137,297	31,313	46,850	215,460
Consumer	19,091	127,153	249,301	395,545
Gross loans receivable	$590,992	$798,275	$2,261,384	$3,650,651

Fixed rate loans	$96,139	$573,664	$642,831	$1,312,634
Variable or adjustable rate loans	494,853	224,611	1,618,553	2,338,017
Total	$590,992	$798,275	$2,261,384	$3,650,651
Included in the balance of variable or adjustable rate loans with maturity over five years in the table above are certain commercial loans in which the Bank entered into non-hedge interest rate swap contracts with the borrower and a third party. Under these derivative contract arrangements, the Bank effectively earns a variable rate of interest based on one-month LIBOR plus various margins while the customer pays a fixed rate of interest. At December 31, 2018, the Bank had 48 separate interest rate swap contracts with borrowers with notional value of $171.8 million compared to 39 separate interest rate swap contracts with borrowers with notional value of $146.5 million at December 31, 2017.

The following table provides information about our nonaccrual loans, other real estate owned and performing TDR loans for the indicated dates.

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$12,564	$9,098	$8,580	$7,122	$8,596
One-to-four family residential	71	81	94	38	—
Real estate construction and land development	899	1,247	2,008	2,414	2,831
Consumer	169	277	227	94	145
Total nonaccrual loans(1)	13,703	10,703	10,909	9,668	11,572
Other real estate owned	1,983	—	754	2,019	3,355
Total nonperforming assets	$15,686	$10,703	$11,663	$11,687	$14,927

Allowance for loan losses	$35,042	$32,086	$31,083	$29,746	$27,729

Allowance for loan losses to loans receivable, net	0.96%	1.13%	1.18%	1.24%	1.23%
Allowance for loan losses to nonaccrual loans	255.73%	299.79%	284.93%	307.67%	239.62%
Nonperforming loans to loans receivable, net	0.37%	0.38%	0.41%	0.40%	0.51%
Nonperforming assets to total assets	0.30%	0.26%	0.30%	0.32%	0.43%

Performing TDR loans:
Commercial business	$22,170	$25,729	$19,837	$17,345	$14,421
One-to-four family residential	208	218	227	236	245
Real estate construction and land development	—	645	2,141	3,014	3,927
Consumer	358	165	83	100	66
Total performing TDR loans	$22,736	$26,757	$22,288	$20,695	$18,659

Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Potential problem loans	101,349	83,543	87,762	110,357	162,930
(1) At December 31, 2018, 2017, 2016, 2015 and 2014, $6.9 million $5.2 million, $6.9 million, $6.3 million and $7.3 million of nonaccrual loans were considered TDR loans, respectively.

Nonaccrual Loans. Nonaccrual loans increased $3.0 million to $13.7 million, or 0.37% of loans receivable, net, at December 31, 2018 from $10.7 million, or 0.38% of loans receivable, net, at December 31, 2017. The increase was due primarily to the addition of seven commercial and industrial customer relationships totaling $8.9 million during the year ended December 31, 2018. Of these additions, $5.3 million related to two agricultural relationships who subsequently repaid $3.4 million during the year ended December 31, 2018, as included in net principal payments below.

The following table reflects the changes in nonaccrual loans during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(In thousands)
Nonaccrual loans
Balance, beginning of period	$10,703	$10,909
Addition of previously classified pass graded loans	5,469	2,405
Addition of previously classified potential problem loans	5,319	3,253
Addition of previously classified TDR loans	786	1,556
Addition of acquired loans	130	—
Transfer of loans to accrual status	—	(968)
Charge-offs	(1,027)	(1,219)
Net principal payments	(7,677)	(5,233)
Balance, end of period	$13,703	$10,703
At December 31, 2018, nonaccrual loans of $9.5 million had related allowance for loan losses of $1.9 million and nonaccrual loans of $4.2 million had no related allowance for loan losses. At December 31, 2017 nonaccrual loans of $3.8 million had related allowance for loan losses of $720,000 and nonaccrual loans of $6.9 million had no allowance for loan losses.
At December 31, 2018, nonperforming TDR loans, included in the nonaccrual loan table above, were $6.9 million and had a related allowance for loan losses of $658,000. At December 31, 2017, nonperforming TDR loans were $5.2 million and had a related allowance for loan losses of $379,000.
Nonperforming Assets. Nonperforming assets consist of nonaccrual loans and other real estate owned. Nonperforming assets increased $5.0 million to $15.7 million, or 0.30% of total assets at December 31, 2018 from $10.7 million, or 0.26% of total assets, at December 31, 2017 due primarily to the increase in nonaccrual loans discussed above. Nonperforming assets additionally increased due to the additions of other real estate owned, primarily as a result of other real estate owned acquired in the Premier Merger of $1.8 million. There was no other real estate owned at December 31, 2017.
Troubled Debt Restructured Loans. TDR loans are considered impaired and are separately measured for impairment whether on accrual or nonaccrual status. Performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. Our performing TDR loans decreased $4.0 million, or 15.0%, to $22.7 million at December 31, 2018 from $26.8 million at December 31, 2017.
The following table reflects the changes in performing TDR loans during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(In thousands)
Performing TDR loans
Balance, beginning of period	$26,757	$22,288
Addition of previously classified pass graded loans	2,165	12,244
Addition of previously classified potential problem loans	9,651	2,189
Addition of former nonaccrual loans	—	968
Transfers of loans to nonaccrual and troubled debt restructured status	(786)	(1,556)
Charge-offs	—	(16)
Net principal payments	(15,051)	(9,360)
Balance, end of period	$22,736	$26,757

The related allowance for loan losses on performing TDR loans was $2.3 million as of December 31, 2018 and $2.6 million as of December 31, 2017.
Potential Problem Loans. Potential problem loans increased $17.8 million, or 21.3%, to $101.3 million at December 31, 2018 from $83.5 million at December 31, 2017. The increase was due primarily to the addition of potential problem loans acquired in the Premier and Puget Mergers with an acquired total outstanding balance of $10.1 million and $4.5 million, respectively, at their respective merger dates, and totaling $12.2 million at December 31, 2018.
The following table reflects the changes in potential problem loans during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(In thousands)
Potential problem loans
Balance, beginning of period	$83,543	$87,762
Addition of previously classified pass graded loans	59,238	52,039
Acquired in Premier and Puget Mergers (1)	18,869	—
Net principal payments	(28,184)	(37,636)
Upgrades to pass graded loan status	(16,746)	(5,245)
Transfers of loan to nonaccrual and troubled debt restructured status	(14,970)	(6,866)
Transfers of loans to other real estate owned	—	(32)
Transfer of loan to held for sale	—	(5,779)
Charge-offs	(401)	(700)
Balance, end of period	$101,349	$83,543
(1) Represents the loan balance acquired and post-acquisition classification as potential problem loan of any loan acquired in the Premier and Puget Mergers. The period end balance of these potential problem loans is $17.8 million as of December 31, 2018 due to net principal payments subsequent to the acquisition or classification as a potential problem loan.

Allowance for Loan Losses
The following table provides information regarding changes in our allowance for loan losses at and for the indicated years:

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Allowance for loan losses at beginning of the year	$32,086	$31,083	$29,746	$27,729	$28,824
Provision for loan losses	5,129	4,220	4,931	4,372	4,594
Charge-offs:
Commercial business	(1,400)	(2,438)	(4,153)	(1,676)	(5,252)
One-to-four family residential	(45)	(30)	—	—	(31)
Real estate construction and land development	—	(556)	(154)	(106)	(345)
Consumer	(2,160)	(1,814)	(1,778)	(1,700)	(969)
Total charge-offs	(3,605)	(4,838)	(6,085)	(3,482)	(6,597)
Recoveries:
Commercial business	908	947	1,844	476	716
One-to-four family residential	—	2	2	13	7
Real estate construction and land development	11	202	83	100	43
Consumer	513	470	562	538	142
Total recoveries	1,432	1,621	2,491	1,127	908
Net charge-offs	(2,173)	(3,217)	(3,594)	(2,355)	(5,689)
Allowance for loan losses at end of the year	$35,042	$32,086	$31,083	$29,746	$27,729
Gross loans receivable at end of the year (1)	$3,650,651	$2,845,712	$2,638,397	$2,401,113	$2,252,014
Average loans receivable during the year (1)	3,414,424	2,703,934	2,489,730	2,316,175	1,871,696
Net charge-offs on loans to average loans receivable	0.06%	0.12%	0.14%	0.10%	0.30%

(1)	Excludes loans held for sale.

The following table shows the allocation of the allowance for loan losses at the indicated dates. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry-wide and other factors that affect loan losses in the categories shown below:

	December 31,
	2018		2017		2016		2015		2014
	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)
	(Dollars in thousands)
Commercial business	$23,711	80.5%	$21,999	79.1%	$22,382	78.8%	$22,064	80.1%	$20,186	80.3%
One-to-four family residential	1,203	2.8	1,056	3.1	1,015	2.9	1,157	3.0	1,200	3.1
Real estate construction	2,194	5.9	2,052	5.3	2,156	6.0	1,871	4.5	2,758	5.1
Consumer	6,581	10.8	6,081	12.5	5,024	12.3	4,309	12.4	2,769	11.5
Unallocated	1,353	—	898	—	506	—	345	—	816	—
Total allowance for loan losses	$35,042	100.0%	$32,086	100.0%	$31,083	100.0%	$29,746	100.0%	$27,729	100.0%

(1)	Represents the percent of loans receivable by loan category to total gross loans receivable.
The allowance for loan losses increased $3.0 million, or 9.2%, to $35.0 million at December 31, 2018 from $32.1 million at December 31, 2017. The increase was the result of provision for loan losses of $5.1 million recognized during the year ended December 31, 2018, offset partially by net charge-offs of $2.2 million recorded during the year. The allowance for loan losses to loans receivable, net, decreased to 0.96% at December 31, 2018 from 1.13% at December 31, 2017 primarily as a result of loans acquired from the Premier and Puget Mergers with no related allowance for loan losses at the date of acquisition in accordance with GAAP. Included in the carrying value of loans are net discounts on loans purchased in mergers and acquisitions which may reduce the need for an allowance for loan losses on these loans because they are carried at an amount below the outstanding principal balance. The remaining net discount on purchased loans, including the related fair value discount acquired in the Premier and Puget Mergers, was $11.8 million at December 31, 2018 compared to $10.1 million at December 31, 2017.
The Company recorded charge-offs of $3.6 million during the year ended December 31, 2018 due primarily to a large volume of small charge-offs on consumer loans. The Company recorded recoveries of $1.4 million during the year ended December 31, 2018, primarily as a result of small recoveries on a large volume of small dollar consumer loans.
As of December 31, 2018, the Bank identified $13.7 million of nonperforming loans and $22.7 million of performing TDR loans for a total of $36.4 million of impaired loans. Of these impaired loans, $7.6 million had no allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. The remaining $28.8 million of impaired loans had related allowances for loan losses totaling $4.2 million. As of December 31, 2017, the Bank identified $10.7 million of nonperforming loans and $26.8 million of performing TDR loans for a total of $37.5 million of impaired loans. Of these impaired loans, $10.4 million had no allowances for loan losses. The remaining $27.1 million of impaired loans had related allowances for loan losses totaling $3.4 million.

The following table outlines the allowance for loan losses and related outstanding loan balances on loans at December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses	$27,854	$24,732
Gross loans, excluding PCI and impaired loans	3,589,305	2,767,650
Percentage	0.78%	0.89%

PCI Allowance:
Allowance for loan losses	$3,018	$3,999
Gross PCI loans	24,907	40,603
Percentage	12.12%	9.85%

Specific Valuation Allowance:
Allowance for loan losses	$4,170	$3,355
Gross impaired loans	36,439	37,459
Percentage	11.44%	8.96%

Total Allowance for Loan Losses:
Allowance for loan losses	$35,042	$32,086
Gross loans receivable	3,650,651	2,845,712
Percentage	0.96%	1.13%
Based on the Bank's established comprehensive methodology, management deemed the allowance for loan losses of $35.0 million at December 31, 2018 (0.96% of loans receivable, net and 255.73% of nonperforming loans) appropriate to provide for probable incurred credit losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses at December 31, 2017 of $32.1 million (1.13% of loans receivable, net and 299.79% of nonperforming loans).
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

Deposits
Total deposits increased $1.04 billion, or 30.6%, to $4.43 billion at December 31, 2018 from $3.39 billion at December 31, 2017 due primarily to the deposits acquired in the Premier and Puget Mergers of $824.6 million at the respective merger dates. Non-maturity deposits as a percentage of total deposits increased to 89.5% at December 31, 2018 from 88.3% at December 31, 2017 and the percentage of certificates of deposit to total deposits decreased to 10.5% at December 31, 2018 from 11.7% at December 31, 2017.

The following table provides the balances outstanding for each major category of deposits at the dates indicated:

	December 31, 2018		December 31, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest demand deposits	$1,362,268	30.7%	$944,791	27.8%	$882,091	27.3%
Interest bearing demand deposits	1,317,513	29.7	1,051,752	31.1	963,821	29.8
Money market accounts	765,316	17.3	499,618	14.7	523,875	16.2
Savings accounts	520,413	11.8	498,501	14.7	502,460	15.6
Total non-maturity deposits	3,965,510	89.5	2,994,662	88.3	2,872,247	88.9
Certificate of deposit accounts	466,892	10.5	398,398	11.7	357,401	11.1
Total deposits	$4,432,402	100.0%	$3,393,060	100.0%	$3,229,648	100.0%

The following table provides the average balances outstanding and the weighted average interest rates for each major category of deposits for the years indicated:

	Year Ended December 31,
	2018		2017		2016
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
	(Dollars in thousands)
Interest bearing demand deposits and money market accounts	$1,916,319	0.23%	$1,498,619	0.17%	$1,464,198	0.16%
Savings accounts	513,680	0.40	499,435	0.26	485,482	0.16
Certificate of deposit accounts	463,124	0.85	378,044	0.59	388,286	0.50
Total interest bearing deposits	2,893,123	0.36	2,376,098	0.25	2,337,966	0.21
Noninterest demand deposits	1,240,621	—	902,716	—	829,912	—
Total deposits	$4,133,744	0.25%	$3,278,814	0.18%	$3,167,878	0.16%

The following table shows the amount and maturity of certificate of deposit accounts of $100,000 or more:

December 31, 2018
(In thousands)
Remaining maturity:
Three months or less	$88,527
Over three months through six months	48,781
Over six months through twelve months	63,878
Over twelve months	96,042
Total	$297,228

Borrowings
Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of interest earning assets. The Bank also utilizes securities sold under agreement to repurchase as a supplement to its funding sources. Our repurchase agreements are secured by available for sale investment securities. At December 31, 2018, the Bank had securities sold under agreement to repurchase of $31.5 million, a decrease of $334,000, or 1.0%, from $31.8 million at December 31, 2017. The decrease was the result of customer activity during the period.
The Company also has junior subordinated debentures with a par value of $25.0 million which pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures was $20.3 million at December 31, 2018, which reflects the fair value of the junior subordinated debentures established during the Washington Banking Merger, adjusted for the accretion of discount from purchase accounting fair value adjustment.
At December 31, 2018, the Bank maintained credit facilities with the FHLB of Des Moines for $921.7 million and credit facilities with the Federal Reserve Bank for $37.4 million. The Company had no FHLB advances outstanding at December 31, 2018 compared to $92.5 million at December 31, 2017. The average cost of the FHLB advances during the year ended December 31, 2018 and 2017 was 1.98% and 1.16%, respectively. The Bank also maintains lines of credit with four correspondent banks to purchase federal funds totaling $90.0 million as of December 31, 2018. There were no federal funds purchased as of December 31, 2018 or December 31, 2017.

Stockholders' Equity and Capital
Stockholders’ equity at December 31, 2018 was $760.7 million compared to $508.3 million at December 31, 2017. The changes to stockholders' equity during the years ended December 31, 2018 and 2017 are as follows:

	Year Ended December 31,
	2018	2017
	(In thousands)
Balance, beginning of period	$508,305	$481,763
Common stock issued in the Premier and Puget Mergers	230,043	—
Net income	53,057	41,791
Dividends declared	(25,791)	(18,305)
Other comprehensive (loss) income, net	(6,064)	1,526
Other	1,173	1,530
Balance, end of period	$760,723	$508,305
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On January 23, 2019, the Company’s Board of Directors declared a regular quarterly dividend of $0.18 per common share payable on February 21, 2019 to shareholders of record on February 7, 2019.

	Year Ended December 31,
	2018	2017	2016
Dividends paid per common share	$0.72	$0.61	$0.72
Dividend payout ratio (1)	48.3%	43.9%	55.4%
(1) Dividend payout ratio is declared dividends per common share divided by diluted earnings per common share.
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and operations. Management believes as of December 31, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject. For additional information regarding the Company’s and the Bank’s regulatory capital requirements, see “Supervision and Regulation-Capital Adequacy” in Item 1. Business and Note (22) Regulatory Capital Requirements included in Item 8. Financial Statements And Supplementary Data.

Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in our Consolidated Financial Statements. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. The Company had off-balance sheet loan commitments, including letters of credit, aggregating $990.0 million at December 31, 2018, an increase of $276.8 million, or 38.8%, from $713.2 million at December 31, 2017. For additional information, see Note (14) Commitments and Contingencies included in Item 8. Financial Statements And Supplementary Data.

Average Balances, Yields and Rates Paid for the Years Ended December 31, 2018, 2017 and 2016
Our core profitability depends primarily on our net interest income, which is the difference between the income we receive on our loan and investment portfolios, and our cost of funds, which consists of interest paid on deposits and borrowed funds. Like most financial institutions, our interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates and government policies.
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

	Year Ended December 31,
	2018			2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Total loans receivable, net	$3,414,424	$175,466	5.14%	$2,703,934	$129,213	4.78%	$2,489,730	$122,147	4.91%
Taxable securities	677,893	17,602	2.60	570,969	12,688	2.22	589,867	11,215	1.90
Nontaxable securities	190,209	4,649	2.44	226,934	5,269	2.32	221,708	4,870	2.20
Other interest earning assets	76,117	1,642	2.16	45,949	539	1.17	44,951	280	0.62
Total interest earning assets	4,358,643	199,359	4.57	3,547,786	147,709	4.16	3,346,256	138,512	4.14
Noninterest earning assets	615,372			433,566			399,279
Total assets	$4,974,015			$3,981,352			$3,745,535

	Year Ended December 31,
	2018			2017			2016
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Liabilities and Stockholders' Equity:
Certificate of deposit accounts	$463,124	$3,959	0.85%	$378,044	$2,244	0.59%	$388,286	$1,936	0.50%
Savings accounts	513,680	2,056	0.40	499,435	1,311	0.26	485,482	756	0.16
Interest bearing demand and money market accounts	1,916,319	4,382	0.23	1,498,619	2,494	0.17	1,464,198	2,318	0.16
Total interest bearing deposits	2,893,123	10,397	0.36	2,376,098	6,049	0.25	2,337,966	5,010	0.21
Junior subordinated debentures	20,145	1,263	6.27	19,860	1,014	5.11	19,565	880	4.50
FHLB advances and other borrowings	33,914	671	1.98	105,648	1,226	1.16	13,349	74	0.55
Securities sold under agreement to repurchase	31,426	82	0.26	25,434	57	0.22	20,392	42	0.21
Total interest bearing liabilities	2,978,608	12,413	0.42	2,527,040	8,346	0.33	2,391,272	6,006	0.25
Demand and other noninterest bearing deposits	1,240,621			902,716			829,912
Other noninterest bearing liabilities	67,692			51,820			38,474
Stockholders’ equity	687,094			499,776			485,877
Total liabilities and stock-holders’ equity	$4,974,015			$3,981,352			$3,745,535
Net interest income		$186,946			$139,363			$132,506
Net interest spread			4.15%			3.83%			3.89%
Net interest margin			4.29%			3.93%			3.96%
Average interest earning assets to average interest bearing liabilities			146.33%			140.39%			139.94%

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due specifically to volume and interest rates.

	Year Ended December 31,
	2018 Compared to 2017 Increase (Decrease) Due to			2017 Compared to 2016 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(In thousands)
Interest Earning Assets:
Loans	$36,512	$9,741	$46,253	$10,236	$(3,170)	$7,066
Taxable securities	2,776	2,138	4,914	(420)	1,893	1,473
Nontaxable securities	(898)	278	(620)	121	278	399
Other interest earning assets	651	452	1,103	12	247	259
Interest income	$39,041	$12,609	$51,650	$9,949	$(752)	$9,197
Interest Bearing Liabilities:
Certificate of deposit accounts	$727	$988	$1,715	$(61)	$369	$308
Savings accounts	57	688	745	37	518	555
Interest bearing demand and money market accounts	955	933	1,888	57	119	176
Total interest bearing deposits	1,739	2,609	4,348	33	1,006	1,039
Junior subordinated debentures	18	231	249	15	119	134
Securities sold under agreement to repurchase	16	9	25	11	4	15
FHLB advances and other borrowings	(1,419)	864	(555)	1,071	81	1,152
Interest expense	$354	$3,713	$4,067	$1,130	$1,210	$2,340
Net Interest Income	$38,687	$8,896	$47,583	$8,819	$(1,962)	$6,857

Results of Operations for the Years Ended December 31, 2018 and 2017
Earnings Summary
Net income was $53.1 million, or $1.49 per diluted common share, for the year ended December 31, 2018 compared to $41.8 million, or $1.39 per diluted common share, for the year ended December 31, 2017. Net income increased $11.3 million, or 27.0%, for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to an increase in net interest income of $47.6 million, or 34.1%, and the impact of utilizing a lower effective tax rate due to the Tax Cuts and Jobs Act, partially offset by an increase in noninterest expense of $38.8 million, or 35.1%. The increases in net interest income and noninterest expense during the year ended December 31, 2018 compared to the same period in 2017 were primarily the result of the Premier and Puget Mergers.
The net interest margin increased 36 basis points to 4.29% for the year ended December 31, 2018 compared to 3.93% for the same period in 2017. The increase in net interest margin was primarily due to the increases in both the average loan balance and loan yield and secondarily due to increases in both the average balances and yields on investments, offset partially by an increase in both the average balance and cost of interest bearing liabilities.
The Company’s efficiency ratio was 68.34% for the year ended December 31, 2018 compared to 63.21% for the year ended December 31, 2017. The change in the efficiency ratio for the year ended December 31, 2018 compared to the year ended December 31, 2017 was primarily attributable to acquisition-related expenses included in noninterest expense as a result of the Premier and Puget Mergers.

Net Interest Income
One of the Company's key sources of earnings is net interest income. There are several factors that affect net interest income including, but not limited to, the volume, pricing, mix and maturity of interest earning assets and interest bearing liabilities; the volume of noninterest bearing deposits and other liabilities and stockholders' equity; the volume of noninterest earning assets; market interest rate fluctuations; and asset quality. Net interest income increased $47.6 million, or 34.1%, to $186.9 million for the year ended December 31, 2018 compared to $139.4 million for the year ended December 31, 2017. The increase in net interest income was primarily due to increases in average interest earning assets, which increased substantially as a result of the Premier and Puget Mergers, and increases in the yield on total interest earning assets due to increasing market rates, offset partially by increases in the average cost of total interest bearing liabilities primarily as a result of rising interest rates and increases in average interest bearing liabilities, also due to the Premier and Puget Mergers.

Interest Income
Total interest income increased $51.7 million, or 35.0%, to $199.4 million for the year ended December 31, 2018 compared to $147.7 million for the same period in 2017. The balance of average interest earning assets increased $810.9 million, or 22.9%, to $4.36 billion for the year ended December 31, 2018 from $3.55 billion for the year ended December 31, 2017 and the yield on total interest earning assets increased 41 basis points to 4.57% for the year ended December 31, 2018 compared to 4.16% for the year ended December 31, 2017. The increase in the interest income was due primarily to interest income from interest and fees on loans and secondarily due to interest income on investment securities.
Interest income from interest and fees on loans increased $46.3 million, or 35.8%, to $175.5 million for the year ended December 31, 2018 from $129.2 million for the same period in 2017 due primarily to increases in both average loans receivable, net and in loan yields. Average total loans receivable, net increased $710.5 million, or 26.3%, to $3.41 billion for the year ended December 31, 2018 compared to $2.70 billion for the year ended December 31, 2017 primarily as a result of the Premier and Puget Mergers. Loan yields increased 36 basis points to 5.14% for the year ended December 31, 2018 from 4.78% for the year ended December 31, 2017 due to a combination of higher contractual loan rates as a result of the increasing interest rate environment and higher loan yields for loans acquired in the Premier and Puget Mergers as compared to the yield of legacy Heritage loans.
Incremental accretion income was $8.0 million and $6.3 million for the year ended December 31, 2018 and 2017, respectively. The increase in the incremental accretion was primarily due to the accretion of the loans acquired in the Premier and Puget Mergers. The impact on loan yield from incremental accretion on purchased loans was 0.23% for both the years ended December 31, 2018 and 2017. The incremental accretion and the impact to loan yield will change during any quarter based on the volume of prepayments, but is expected to decrease over time as the balance of the purchased loans continues to decrease. It is also expected that incremental accretion on portfolios with heavy short-term or revolving loans will experience higher accretion in the first year after the merger date.

The following table presents a reconciliation of the loan yield calculated in accordance with GAAP to the loan yield excluding the effect of the incremental accretion on purchased loans for the year ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(Dollars in thousands)
Loan yield (GAAP)	5.14%	4.78%
Exclude impact on loan yield from incremental accretion on purchased loans(1)	0.23%	0.23%
Loan yield, excluding incremental accretion on purchased loans (non-GAAP)(1) (2)	4.91%	4.55%

Incremental accretion on purchased loans	$7,964	$6,320
(1) As of the date of completion of each merger and acquisition transaction, purchased loans were recorded at their estimated fair value, including our estimate of future expected cash flows until the ultimate resolution of these credits. The difference between the contractual loan balance and the fair value represents the purchased discount. The purchased discount is accreted into income over the estimated remaining life of the loan or pool of loans, based upon results of the quarterly cash flow re-estimation. The incremental accretion income represents the amount of income recorded on the purchased loans in excess of the contractual stated interest rate in the individual loan notes.
(2) For additional information, see "Non-GAAP Financial Information."

Interest income on investment securities increased $4.3 million, or 23.9%, to $22.3 million during the year ended December 31, 2018 compared to $18.0 million for the year ended December 31, 2017. The increase in interest income on investment securities was the result of a combination of an increase in investment yields for the year ended December 31, 2018 compared to the same period in 2017 and an increase in the average balance of investment securities during the period. Yields on taxable securities increased 38 basis points to 2.60% for the year ended December 31, 2018 compared to 2.22% for the same period in 2017. Yields on nontaxable securities increased 12 basis points to 2.44% for the year ended December 31, 2018 from 2.32% for the same period in 2017. The average balance of investment securities increased $70.2 million, or 8.8%, to $868.1 million during the year ended December 31, 2018 from $797.9 million during the year ended December 31, 2017. The Company reduced the balance of its tax exempt securities during the year ended December 31, 2018 compared to the same period in 2017 as holding tax exempt securities was not as beneficial given the decrease in the federal corporate income tax rate in 2018. The Company has actively managed its investment securities portfolio to improve performance in the increasing rate environment.
Income on other interest earning assets increased $1.1 million, or 204.6%, to $1.6 million during the year ended December 31, 2018 compared to $539,000 during the same period in 2017 due to a combination of an increase in both the average balance and yield. Average other interest earning assets increased $30.2 million, or 65.7%, to $76.1 million for the year ended December 31, 2018 compared to $45.9 million for the year ended December 31, 2017. The increase was due primarily to an increase in interest earning deposits, as the Bank held more funds in interest earning accounts compared to the same period in 2017. The yield on other interest earning assets increased 99 basis points to 2.16% during the year ended December 31, 2018 compared to 1.17% during the same period in 2017, reflecting a rise in market rates.

Interest Expense
Total interest expense increased $4.1 million, or 48.7%, to $12.4 million for the year ended December 31, 2018 compared to $8.3 million for the same period in 2017 due primarily to an increase in the cost of funds. The cost of total interest bearing liabilities increased nine basis points to 0.42% for the year ended December 31, 2018 from 0.33% for the year ended December 31, 2017 primarily as a result of rising interest rates. The increase in interest expense was secondarily due to an increase in the total average interest bearing liabilities which increased by $451.6 million, or 17.9%, to $2.98 billion for the year ended December 31, 2018 from $2.53 billion for the year ended December 31, 2017, primarily as a result of liabilities assumed in the Premier and Puget Mergers.
The Company was able to reduce the impact of the rising market interest rates by increasing the average balance of noninterest bearing deposits at a higher growth rate than for total interest bearing deposits. The average balance of noninterest bearing deposits increased by $337.9 million, or 37.4%, during the year ended December 31,

2018 to $1.24 billion from $902.7 million for 2017, including $332.7 million acquired in the Premier and Puget Mergers at the respective merger dates. The average balance of total interest bearing deposits increased $517.0 million, or 21.8%, during the year ended December 31, 2018 to $2.89 billion from $2.38 billion for the same period in 2017. The cost of all deposit accounts increased seven basis points to 0.25% for the year ended December 31, 2018 compared to 0.18% for the year ended December 31, 2017.
Interest expense on FHLB advances and other borrowings decreased $555,000, or 45.3%, to $671,000 for the year ended December 31, 2018 from $1.2 million for the year ended December 31, 2017 due to a decrease in the average balance, partially offset by an increase in the cost. The average balance for FHLB advances and other borrowings decreased $71.7 million to $33.9 million for the year ended December 31, 2018 from $105.6 million for the same period in 2017. The Company paid off all the outstanding FHLB advances during the third quarter of 2018. The average rate of the FHLB advances and other borrowings increased 82 basis points to 1.98% for the year ended December 31, 2018 compared to 1.16% for the same period in 2017 as a result of the increase in market rates.
The average cost of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, increased 116 basis points to 6.27% for the year ended December 31, 2018 compared to 5.11% for the same period in 2017. The increase on the cost of debentures was due to an increase in the three-month LIBOR rate to 2.81% at December 31, 2018 from 1.69% on December 31, 2017.

Net Interest Margin
Net interest margin for the year ended December 31, 2018 increased 36 basis points to 4.29% from 3.93% for the same period in 2017 primarily due to the above mentioned changes in asset yields and costs of funds. The net interest spread for the year ended December 31, 2018 increased 32 basis points to 4.15% from 3.83% for the same period in 2017 primarily due to the increase in yield on total interest earning assets.
Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents a reconciliation of the net interest margin calculated in accordance with GAAP to the net interest margin excluding the effect of the incremental accretion on purchased loans for the year ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Net interest margin (GAAP)	4.29%	3.93%
Exclude impact on net interest margin from incremental accretion on purchased loans(1)	0.18%	0.18%
Net interest margin, excluding incremental accretion on purchased loans (non-GAAP)(1) (2)	4.11%	3.75%
(1) As of the date of completion of each merger and acquisition transaction, purchased loans were recorded at their estimated fair value, including our estimate of future expected cash flows until the ultimate resolution of these credits. The difference between the contractual loan balance and the fair value represents the purchased discount. The purchased discount is accreted into income over the estimated remaining life of the loan or pool of loans, based upon results of the quarterly cash flow re-estimation. The incremental accretion income represents the amount of income recorded on the purchased loans in excess of the contractual stated interest rate in the individual loan notes.
(2) For additional information, see "Non-GAAP Financial Information."

Provision for Loan Losses
The Bank has established a comprehensive methodology for determining its allowance for loan losses. The allowance for loan losses is increased by provisions for loan losses charged to expense, and is reduced by loans charged-off, net of loan recoveries or a recovery of previous provision. The amount of the provision expense recognized during the years ended December 31, 2018 and 2017 was calculated in accordance with the Bank's methodology. For additional information, see “—Critical Accounting Policies” above.
The provision for loan losses is dependent on the Bank’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, a decline in general economic conditions could increase future provisions for loan losses and have a material effect on the Company’s net income.
The provision for loan losses increased $909,000, or 21.5% to $5.1 million for the year ended December 31, 2018 from $4.2 million for the year ended December 31, 2017. The increase in the provision for loan losses for the year ended December 31, 2018 from the same period in 2017 was primarily the result of increases in total loan balances during the year ended December 31, 2018. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the year ended December 31, 2018 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.

Noninterest Income
Total noninterest income decreased $3.9 million, or 11.0%, to $31.7 million for the year ended December 31, 2018 compared to $35.6 million for the same period in 2017. The following table presents the change in the key components of noninterest income for the periods noted:

	Year Ended December 31,
	2018	2017	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$18,914	$18,004	$910	5.1%
Gain on sale of investment securities, net	137	6	131	2,183.3
Gain on sale of loans, net	2,759	7,696	(4,937)	(64.2)
Interest rate swap fees	564	1,045	(481)	(46.0)
Other income	9,291	8,828	463	5.2
Total noninterest income	$31,665	$35,579	$(3,914)	(11.0)%
Gain on sale of loans, net decreased $4.9 million, or 64.2% to $2.8 million for the year ended December 31, 2018 compared to $7.7 million for the same period in 2017 due primarily to a $3.0 million gain recognized during 2017 as a result of the sale of a previously classified purchased credit impaired loan. The decrease in gain on sale of loans, net is also due to lower originations of loans held for sale. Volume from sale of mortgage loans decreased $42.2 million, or 34.8%, to $79.2 million for the year ended December 31, 2018 from $121.5 million for the same period in 2017. Volume from sale of the guaranteed portion of SBA loans decreased $10.1 million, or 50.3%, to $10.0 million for the year ended December 31, 2018 from $20.1 million for the same period in 2017. The lower volume of sales of mortgage loans and the guaranteed portion of SBA loans is also due to originating more of these type of loans as held for investment that are retained as portfolio loans in loans receivable, net. The detail of gain on sale of loans, net is included in the following schedule:

	Year Ended December 31,
	2018	2017	Change	Percentage Change
	(Dollars in thousands)
Gain on sale of mortgage loans, net	$2,403	$3,412	$(1,009)	(29.6)%
Gain on sale of guaranteed portion of SBA loans, net	356	1,286	(930)	(72.3)
Gain on sale of other loans, net	—	2,998	(2,998)	(100.0)
Gain on sale of loans, net	$2,759	$7,696	$(4,937)	(64.2)%
Interest rate swap fees decreased $481,000, or 46.0%, to $564,000 for the year ended December 31, 2018 compared to $1.0 million for the same period in 2017 as a result of fewer borrower requests for interest rate swap transactions.
The decrease in total noninterest income was partially mitigated by an increase in service charges and other fees of $910,000, or 5.1%, to $18.9 million for the year ended December 31, 2018 compared to $18.0 million for the same period in 2017, due primarily to an increase in deposit balances from acquisition and organic growth and changes in fee structures on deposit accounts, including a business deposit consolidation process completed during the second quarter 2017.
Additionally, other income increased $463,000, or 5.2%, to $9.3 million for the year ended December 31, 2018 compared to $8.8 million for the same period in 2017, due primarily to the total gain of $798,000 on the sales of a branch and a former administrative building during the year ended December 31, 2018.

Noninterest Expense
Noninterest expense increased $38.8 million, or 35.1%, to $149.4 million during the year ended December 31, 2018 compared to $110.6 million for the year ended December 31, 2017. The following table presents changes in the key components of noninterest expense for the periods noted:

	Year Ended December 31,
	2018	2017	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$86,830	$64,268	$22,562	35.1%
Occupancy and equipment	19,779	15,396	4,383	28.5
Data processing	9,888	8,176	1,712	20.9
Marketing	3,228	2,943	285	9.7
Professional services	9,670	4,777	4,893	102.4
State and local taxes	3,210	2,461	749	30.4
Federal deposit insurance premium	1,480	1,435	45	3.1
Other real estate owned, net	106	(70)	176	(251.4)
Amortization of intangible assets	3,819	1,286	2,533	197.0
Other expense	11,385	9,903	1,482	15.0
Total noninterest expense	$149,395	$110,575	$38,820	35.1%
The Company incurred significant acquisition-related expenses as a result of the Premier and Puget Mergers. The following table presents these expenses by key component in the following table:

	Year Ended December 31,
	2018	2017
	(In thousands)
Compensation and employee benefits	$5,455	$—
Occupancy and equipment	45	2
Data processing	1,365	113
Marketing	24	1
Professional services	3,046	690
Other expense	456	4
Total merger related expenses	$10,391	$810
Compensation and employee benefits increased $22.6 million, or 35.1%, to $86.8 million during the year ended December 31, 2018 from $64.3 million during the year ended December 31, 2017 primarily as a result of additional employees, mostly due to the Premier and Puget Mergers, including increases in senior level staffing. The average full time equivalent employees increased to 840 for the year ended December 31, 2018 compared to 749 for the same period in 2017. Compensation and employee benefits additionally increased due to acquisition-related payments for change-in-control bonuses and severance related to the Premier and Puget Mergers of $5.5 million during the year ended December 31, 2018 and increases in standard salary rates.
Professional services increased $4.9 million, or 102.4%, to $9.7 million during the year ended December 31, 2018 from $4.8 million during the year ended December 31, 2017 primarily due to an increase of $2.4 million in professional services acquisition costs. The increase was additionally the result of the buy-out of a third party contract in the amount of $1.7 million during the year ended December 31, 2018. The third party assisted the Company in its deposit product realignment and was compensated based on success factors over three years subsequent to implementation. The Company assessed the contract and determined that it was advantageous to buy-out the contract prior to the system conversions relating to the Premier and Puget Mergers. The Company expects the accumulated savings in future professional services expenses to fully offset the cost of the buy-out by the end of 2019.
Occupancy and equipment increased $4.4 million, or 28.5%, to $19.8 million during the year ended December 31, 2018 from $15.4 million during the year ended December 31, 2017 due substantially to branch or other leased space expansion in the Seattle, Bellevue, Portland and other Oregon markets. The Bellevue expansion included the lease acquired from the Puget Sound Merger and additional space leased subsequent to the merger. The Oregon expansion included five leases acquired in the Premier Merger.
Amortization of intangible assets increased $2.5 million, or 197.0%, to $3.8 million during the year ended December 31, 2018 from $1.3 million during the year ended December 31, 2017 primarily a result of additional amortization related to acquired core deposit intangibles from the Premier and Puget Mergers of $2.7 million during the year ended December 31, 2018.
Data processing increased $1.7 million, or 20.9%, to $9.9 million during the year ended December 31, 2018 from $8.2 million during the year ended December 31, 2017 primarily due to acquisition-related costs for core system conversions. The increase in the year ended December 31, 2018 compared to 2017 was additionally due to higher transactional activity as a result of the Premier and Puget Mergers and organic growth in loans and deposits.
The ratio of noninterest expense to average total assets was 3.00% for the year ended December 31, 2018, compared to 2.78% for the year ended December 31, 2017. The increase was primarily a result of increased expenses including acquisition-related costs and increases in amortization of intangible assets as a result of the Premier and Puget Mergers during the year ended December 31, 2018.

Income Tax Expense
Income tax expense decreased $7.3 million, or 39.9%, to $11.0 million for the year ended December 31, 2018 from $18.4 million for the year ended December 31, 2017. The effective tax rate was 17.2% for the year ended December 31, 2018 compared to 30.5% for the same period in 2017. The decrease in the income tax expense and effective tax rate during the year ended December 31, 2018 was primarily due to the impact of the Tax Cuts and Jobs Act enacted in December 2017 which lowered the federal corporate income tax rate from 35% to 21%. The decrease in the effective tax rate was partially offset by a change in the estimated current tax benefits form certain low income housing tax credit projects which increased income tax expense in the amount of $898,000 in 2018. Although long-term tax benefits from the projects is still expected to occur, the timing of some of the benefits was extended to future periods.

Results of Operations for the Years Ended December 31, 2017 and 2016
Earnings Summary
Net income was $41.8 million, or $1.39 per diluted common share, for the year ended December 31, 2017 compared to $38.9 million, or $1.30 per diluted common share, for the year ended December 31, 2016. The increase in net income of $2.9 million, or 7.4%, for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily the result of an increase in net interest income of $6.9 million, or 5.2%, and an increase in total noninterest income of $4.0 million, or 12.5%, partially offset by an increase in income tax expense of $4.6 million, or 33.0%, and an increase in total noninterest expense of $4.1 million, or 3.9%.
The net interest margin decreased three basis points to 3.93% for the year ended December 31, 2017 compared to 3.96% for the same period in 2016 primarily due to a decrease in loan yields.
The Company’s efficiency ratio improved to 63.21% for the year ended December 31, 2017 from 64.87% for the year ended December 31, 2016. The improvement in the efficiency ratio for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily attributable to the increases in net interest income and noninterest income.
Net Interest Income
Net interest income increased $6.9 million, or 5.2%, to $139.4 million for the year ended December 31, 2017 compared to $132.5 million for the year ended December 31, 2016. The increase in net interest income was primarily due to increases in average interest earning assets and yields on interest earning assets.
Interest Income
Total interest income increased $9.2 million, or 6.6%, to $147.7 million for the year ended December 31, 2017 compared to $138.5 million for the year ended December 31, 2016. The balance of average interest earning assets increased $201.5 million, or 6.0%, to $3.55 billion for the year ended December 31, 2017 from $3.35 billion for the year ended December 31, 2016. The yield on total interest earning assets increased two basis points to 4.16% for the year ended December 31, 2017 from 4.14% for the year ended December 31, 2016.
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
The following table presents the average loan yield and effects of the incremental accretion on purchased loans for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Loan yield (GAAP)	4.78%	4.91%
Exclude impact on loan yield from incremental accretion on purchased loans(1)	0.23	0.29
Loan yield, excluding incremental accretion on purchased loans (non-GAAP)(1)(2)	4.55%	4.62%

Incremental accretion on purchased loans(1)	$6,320	$7,155
(1) As of the date of completion of each merger and acquisition transaction, purchased loans were recorded at their estimated fair value, including our estimate of future expected cash flows until the ultimate resolution of these credits. The difference between the contractual loan balance and the fair value represents the purchased discount. The purchased discount is accreted into income over the estimated remaining life of the loan or pool of loans, based upon results of the quarterly cash flow re-estimation. The incremental accretion income represents the amount of income recorded on the purchased loans in excess of the contractual stated interest rate in the individual loan notes.
(2) For additional information, see "Non-GAAP Financial Information."

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
Average other interest earning assets increased $1.0 million, or 2.24%, to $46.0 million for the year ended December 31, 2017 compared to $45.0 million for the year ended December 31, 2016. The increase was due primarily to an increase in interest earning deposits, as the Bank held more funds in interest earning accounts at the Federal Reserve Bank of San Francisco compared to the same period in 2016.

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
Interest expense on FHLB advances and other borrowings increased to $1.2 million for the year ended December 31, 2017 from $74,000 for the year ended December 31, 2016 due to a combination of an increase in average balances and an increase in the cost of funds. The average balance for FHLB advances and other borrowings increased $92.3 million to $105.6 million for the year ended December 31, 2017 from $13.3 million for the same period in 2016, due primarily to fund loan growth. The average rate of the FHLB advances and other borrowings increased 61 basis points for the year ended December 31, 2017 to 1.16% from 0.55% for the same period in 2016.
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
Net Interest Margin
Net interest margin for the year ended December 31, 2017 decreased three basis points to 3.93% from 3.96% for the same period in 2016 primarily due to the above mentioned decrease in the loan yields (both including and excluding the impact of incremental accretion on purchased loans) and increase in cost of funds, offset partially by the increase in average loan receivable balances and the increase in yields on taxable and nontaxable securities. The net interest spread for the year ended December 31, 2017 decreased six basis points to 3.83% from 3.89% for the same period in 2016.
Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the year ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Net interest margin (GAAP)	3.93%	3.96%
Exclude impact on net interest margin from incremental accretion on purchased loans(1)	0.18	0.21
Net interest margin, excluding incremental accretion on purchased loans (non-GAAP)(1) (2)	3.75%	3.75%
(1) As of the date of completion of each merger and acquisition transaction, purchased loans were recorded at their estimated fair value, including our estimate of future expected cash flows until the ultimate resolution of these credits. The difference between the contractual loan balance and the fair value represents the purchased discount. The purchased discount is accreted into income over the estimated remaining life of the loan or pool of loans, based upon results of the quarterly cash flow re-estimation. The incremental accretion income represents the amount of income recorded on the purchased loans in excess of the contractual stated interest rate in the individual loan notes.
(2) For additional information, see "Non-GAAP Financial Information."

Provision for Loan Losses
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
Noninterest Income
Total noninterest income increased $4.0 million, or 12.5%, to $35.6 million for the year ended December 31, 2017 compared to $31.6 million for the year ended December 31, 2016. The following table presents the change in the key components of noninterest income for the periods noted:

	Year Ended December 31,
	2017	2016	Change 2017 vs. 2016	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$18,004	$14,354	$3,650	25.4%
Gain on sale of investment securities, net	6	1,315	(1,309)	(99.5)
Gain on sale of loans, net	7,696	6,994	702	10.0
Interest rate swap fees	1,045	1,854	(809)	(43.6)
Other income	8,828	7,102	1,726	24.3
Total noninterest income	$35,579	$31,619	$3,960	12.5%
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
Other income increased $1.7 million, or 24.3%, to $8.8 million for the year ended December 31, 2017 compared to $7.1 million for the same period in 2016, due primarily to net gain on sales of two former Heritage Bank branches held for sale of $682,000 recognized during the year ended December 31, 2017 and increases in recoveries of zero balance purchased loan notes which were charged-off prior to the consummation of the related merger acquisition.
Gain on sale of loans, net increased $702,000, or 10.0% to $7.7 million for the year ended December 31, 2017 compared to $7.0 million for the same period in 2016, due primarily to an increase in gain on sale of other loans of $743,000. During both years ended December 31, 2017 and 2016, the Bank sold one loan previously classified as purchased credit impaired for gain on sale. Secondarily, gain on sale of guaranteed portion of SBA loans, net increased $270,000 due primarily to an increase in proceeds from sale of the guaranteed portion of SBA loans of $3.3 million, or 19.4%, to $20.1 million for the year ended December 31, 2017 compared to $16.8 million for the same period in 2016. The detail of gain on sale of loans, net is included in the following schedule:

	Year Ended December 31,
	2017	2016	Change 2017 vs. 2016	Percentage Change
	(Dollars in thousands)
Gain on sale of mortgage loans, net	$3,412	$3,723	$(311)	(8.4)%
Gain on sale of guaranteed portion of SBA loans, net	1,286	1,016	270	26.6
Gain on sale of other loans, net	2,998	2,255	743	32.9
Gain on sale of loans, net	$7,696	$6,994	$702	10.0%
The increase in noninterest income was partially offset by a decrease in gain on sale of investment securities, net to $6,000 for the year ended December 31, 2017 from $1.3 million for the year ended December 31, 2016. The decrease was primarily the result of fewer sales as the Bank actively managed its investment portfolio. The proceeds from sale of investment securities was $31.0 million for the year ended December 31, 2017 compared to $140.4 million for the same period in 2016.
Noninterest Expense
Noninterest expense increased $4.1 million, or 3.9%, to $110.6 million for the year ended December 31, 2017 compared to $106.5 million for the year ended December 31, 2016. The following table presents changes in the key components of noninterest expense for the periods noted:

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
Professional services increased $1.2 million, or 32.5%, to $4.8 million during the year ended December 31, 2017 from $3.6 million during the year ended December 31, 2016. The increase in the year ended December 31, 2017 compared to 2016 was primarily due to due to benefit-based consulting fees related to the consumer deposit account consolidation process, which correspondingly generated an increase in service charges and other fees. Professional services also increased as a result of Trust-related expenses based on a renegotiated contract for 2017, which also increased other noninterest income, and costs incurred in the Puget Sound Merger of $690,000 during the year ended December 31, 2017.
Data processing increased $864,000, or 11.8%, to $8.2 million during the year ended December 31, 2017 from $7.3 million during the year ended December 31, 2016 primarily due to higher transactional activity in the core operating system and internet banking as a result of the growth in loans and deposits and costs incurred in the Puget Sound Merger of $113,000 during the year ended December 31, 2017.

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
Income Tax Expense
Income tax expense increased by $4.6 million, or 33.0%, to $18.4 million for the year ended December 31, 2017 from $13.8 million for the year ended December 31, 2016. The increase in the income tax expense during the year ended December 31, 2017 was primarily due to higher pre-tax net income and the Tax Cuts and Jobs Act enacted December 22, 2017, which required a revaluation of deferred tax assets and liabilities to account for the future impact of the decrease in the federal corporate income tax rate to 21% from 35% and other provisions of the legislation. The estimated revaluation of the net deferred tax asset increased income tax expense by $2.6 million for the year ended December 31, 2017. Certain amounts of the revaluation are considered reasonable estimates of the impact of the legislation as of December 31, 2017.
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

Non-GAAP Financial Information
This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America. These measures include net interest income, interest and fees on loans, and loan yield and net interest margin excluding the effect of the incremental accretion on purchased loans acquired through mergers. Our management uses these non-GAAP measures, together with the related GAAP measures, in its analysis of our performance and in making business decisions. Management also uses these measures for peer comparisons. Management believes that presenting loan yield and net interest margin excluding the effect of the acquisition accounting discount accretion on loans acquired through mergers is useful in assessing the impact of acquisition accounting on loan yield and net interest margin, as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off our balance sheet. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.

Reconciliations of the GAAP and non-GAAP financial measures on net interest income, interest and fees on loans, loan yield and net interest margin are presented below:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net interest income and interest and fees on loans:
Net interest income (GAAP)	$186,946	$139,363	$132,506
Exclude incremental accretion on purchased loans	7,964	6,320	7,155
Adjusted net interest income (non-GAAP)	$178,982	$133,043	$125,351

Average total interest earning assets, net	$4,358,643	$3,547,786	$3,346,256
Net interest margin, annualized (GAAP)	4.29%	3.93%	3.96%
Net interest margin, excluding incremental accretion on purchased loans, annualized (non-GAAP)	4.11%	3.75%	3.75%

Interest and fees on loans (GAAP)	$175,466	$129,213	$122,147
Exclude incremental accretion on purchased loans	7,964	6,320	7,155
Adjusted interest and fees on loans (non-GAAP)	$167,502	$122,893	$114,992

Average total loans receivable, net	$3,414,424	$2,703,934	$2,489,730
Loan yield, annualized (GAAP)	5.14%	4.78%	4.91%
Loan yield, excluding incremental accretion on purchased loans, annualized (non-GAAP)	4.91%	4.55%	4.62%

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
We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and investments to meet short-term liquidity needs. At December 31, 2018, cash and cash equivalents totaled $161.9 million, or 3.0%, of total assets. Investment securities available for sale totaled $976.1 million at December 31, 2018, of which $264.7 million were pledged to secure public deposits, borrowing arrangements or repurchase agreements. Management considers unpledged investment securities available for sale to be a viable source of liquidity. The fair value of investment securities available for sale that were not pledged to secure public deposits, borrowing arrangements or repurchase agreements totaled $711.4 million, or 13.4%, of total assets at December 31, 2018. The fair value of investment securities available for sale with maturities of one year or less amounted to $38.5 million, or 0.72%, of total assets. At December 31, 2018, the Bank maintained credit facilities with the FHLB of Des Moines for $921.7 million, of which there were no of borrowings outstanding as of December 31, 2018, and credit facilities with the Federal Reserve Bank of San Francisco for $37.4 million, of which there were no borrowings outstanding as of December 31, 2018. The Bank also maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank and Pacific Coast Bankers’ Bank to purchase federal funds totaling $90.0 million as of December 31, 2018. As of December 31, 2018, there were no overnight federal funds purchased.
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

Contractual Obligations
The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2018:

	December 31, 2018
	One Year or Less	One to Three Years	Over Three to Five Years	Over Five Years	Other (1)	Total
	(In thousands)
Contractual payments by period:
Deposits	$313,830	$108,283	$44,761	$18	$3,965,510	$4,432,402
Junior subordinated debentures	—	—	—	25,000	—	25,000
Operating leases	4,766	6,728	3,272	1,788	—	16,554
Total contractual obligations	$318,596	$115,011	$48,033	$26,806	$3,965,510	$4,473,956

(1)	Represents interest bearing and noninterest bearing checking, money market and checking accounts which can generally be withdrawn on demand and thereby have an undefined maturity.

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
A number of measures are used to monitor and manage interest rate risk, including income simulations, interest sensitivity (gap) analysis and economic value of equity sensitivity. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on loans and investment securities, decay rates on non-maturity deposits, and pricing on investment securities, loans, deposits and borrowings. In order to measure the interest rate risk sensitivity as of December 31, 2018, this simulation model uses a “no growth” assumption and assumes an instantaneous and sustained uniform change in market interest rates at all maturities. These assumptions are inherently uncertain and, as a result, the net interest income projections should be viewed as an estimate of the net interest income sensitivity at the time of the analysis. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.
Based on the results of the simulation model as of December 31, 2018, we would expect increases in net interest income of $8.0 million and $14.3 million in year one and year two, respectively, if interest rates increased from current rates by 100 basis points. We would expect an increase in net interest income of $16.1 million and $28.7 million in year one and year two, respectively, if interest rates increased from current rates by 200 basis points. If interest rates decreased by 100 basis points, we would expect decreases of $8.3 million and $14.7 million in year one and year two, respectively.
Our asset and liability management strategies have resulted in a negative less than 3 month “gap” of 34.1% as of December 31, 2018. This “gap” measures the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (three months or less) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The negative gap for the less than three month period indicates that decreases in market interest rates may favorably affect our results over that period.
The following table provides the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2018. We used certain assumptions in presenting this data so the amounts may not be consistent with other financial information prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits and competition.

	December 31, 2018
	Estimated Maturity or Repricing Within
	Three Months or Less	Over Three Months to 12 Months	Over One to Five Years	Over Five to 15 Years	Over 15 Years	Total
	(Dollars in thousands)
Interest Earnings Assets:
Loans receivable (1)	$938,334	$234,894	$1,737,157	$655,536	$84,730	$3,650,651
Investment securities	167,513	74,657	220,039	303,035	210,851	976,095
Interest earning deposits	69,206	—	—	—	—	69,206
Total interest earning assets	$1,175,053	$309,551	$1,957,196	$958,571	$295,581	$4,695,952

Percentage of interest earning assets	25.0%	6.6%	41.7%	20.4%	6.3%	100.0%

Interest Bearing Liabilities:
Total interest bearing deposits (2)	$2,722,519	$193,211	$154,326	$78	$—	$3,070,134
Junior subordinated debentures	20,302	—	—	—	—	20,302
Securities sold under agreement to repurchase	31,487	—	—	—	—	31,487
Total interest bearing liabilities	$2,774,308	$193,211	$154,326	$78	$—	$3,121,923

Interest bearing liabilities, as a percentage of total interest earning assets	59.1%	4.1%	3.3%	—%	—%	66.5%

Interest rate sensitivity gap	$(1,599,255)	$116,340	$1,802,870	$958,493	$295,581	$1,574,029
Interest rate sensitivity gap, as a percentage of total interest earning assets	(34.1)%	2.5%	38.4%	20.4%	6.3%	33.5%
Cumulative interest rate sensitivity gap	$(1,599,255)	$(1,482,915)	$319,955	$1,278,448	$1,574,029
Cumulative interest rate sensitivity gap, as a percentage of total interest earning assets	(34.1)%	(31.6)%	6.8%	27.2%	33.5%

(1)	Excludes net deferred loan costs and allowance for loan losses.

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
The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2018. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity is the contractual maturity or earlier call date of the instrument. The data in this table may not be consistent with the amounts in the preceding table, which represents amounts by the estimated repricing date or maturity date, whichever occurs sooner.

	By Expected Maturity Date
	Year Ended December 31, 2018
	Three Months or Less	Over Three Months to 12 Months	Over One Year to Five Years	Over Five Years to 15 Years	Over 15 Years	Total	Fair Value
	(Dollars in thousands)
Investment Securities
Amounts maturing:
Fixed rate	$58,389	$60,650	$179,649	$300,244	$210,851	$809,783
Weighted average interest rate	3.13%	2.81%	2.79%	2.85%	2.81%	2.84%
Adjustable rate	$4,141	$207	$11,926	$45,338	$104,700	$166,312
Weighted average interest rate	3.65%	0.94%	3.88%	3.04%	3.21%	3.22%
Total	$62,530	$60,857	$191,575	$345,582	$315,551	$976,095	$976,095
Loans (1)
Amounts maturing:
Fixed rate	$30,154	$65,986	$573,664	$558,100	$84,730	$1,312,634
Weighted average interest rate	5.37%	5.31%	4.65%	4.44%	4.50%	4.60%
Adjustable rate	$184,381	$310,472	$224,609	$1,401,867	$216,688	$2,338,017
Weighted average interest rate	6.20%	6.06%	5.55%	4.71%	5.09%	5.13%
Total	$214,535	$376,458	$798,273	$1,959,967	$301,418	$3,650,651	$3,614,348
Certificate of Deposit Accounts
Amounts maturing:
Fixed rate	$122,420	$191,410	$153,044	$18	$—	$466,892	$470,222
Weighted average interest rate	0.80%	0.96%	1.52%	0.78%	—%	1.10%
Junior Subordinated Debentures
Amounts maturing:
Adjustable rate	$—	$—	$—	$—	$20,302	$20,302	$20,500
Weighted average interest rate (2)	—%	—%	—%	—%	6.27%	6.27%

(1)	Excludes deferred loan costs (fees), net and allowance for loan losses.

(2)
The contractual interest rate of the junior subordinated debentures was 4.37% at December 31, 2018. The weighted average interest rate includes the effects of the discount accretion for the Washington Banking Merger purchase accounting adjustment.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk through our lending and deposit gathering activities. For a discussion of how this exposure is managed and the nature of changes in our interest rate risk profile during the past year, see Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.
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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of Premier Community Bank and Puget Sound Bank both acquired during 2018, which is described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2012.

Sacramento, California
March 1, 2019

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except shares)

	December 31, 2018	December 31, 2017
ASSETS
Cash on hand and in banks	$92,704	$78,293
Interest earning deposits	69,206	24,722
Cash and cash equivalents	161,910	103,015
Investment securities available for sale, at fair value	976,095	810,530
Loans held for sale	1,555	2,288
Loans receivable, net	3,654,160	2,849,071
Allowance for loan losses	(35,042)	(32,086)
Total loans receivable, net	3,619,118	2,816,985
Other real estate owned	1,983	—
Premises and equipment, net	81,100	60,325
Federal Home Loan Bank stock, at cost	6,076	8,347
Bank owned life insurance	93,612	75,091
Accrued interest receivable	15,403	12,244
Prepaid expenses and other assets	98,522	99,328
Other intangible assets, net	20,614	6,088
Goodwill	240,939	119,029
Total assets	$5,316,927	$4,113,270
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$4,432,402	$3,393,060
Federal Home Loan Bank advances	—	92,500
Junior subordinated debentures	20,302	20,009
Securities sold under agreement to repurchase	31,487	31,821
Accrued expenses and other liabilities	72,013	67,575
Total liabilities	4,556,204	3,604,965
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, no par value, 50,000,000 shares authorized; 36,874,055 and 29,927,746 shares issued and outstanding at December 31, 2018 and 2017, respectively	591,806	360,590
Retained earnings	176,372	149,013
Accumulated other comprehensive loss, net	(7,455)	(1,298)
Total stockholders’ equity	760,723	508,305
Total liabilities and stockholders’ equity	$5,316,927	$4,113,270
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
INTEREST INCOME:
Interest and fees on loans	$175,466	$129,213	$122,147
Taxable interest on investment securities	17,602	12,688	11,215
Nontaxable interest on investment securities	4,649	5,269	4,870
Interest on other interest earning assets	1,642	539	280
Total interest income	199,359	147,709	138,512
INTEREST EXPENSE:
Deposits	10,397	6,049	5,010
Junior subordinated debentures	1,263	1,014	880
Other borrowings	753	1,283	116
Total interest expense	12,413	8,346	6,006
Net interest income	186,946	139,363	132,506
Provision for loan losses	5,129	4,220	4,931
Net interest income after provision for loan losses	181,817	135,143	127,575
NONINTEREST INCOME:
Service charges and other fees	18,914	18,004	14,354
Gain on sale of investment securities, net	137	6	1,315
Gain on sale of loans, net	2,759	7,696	6,994
Interest rate swap fees	564	1,045	1,854
Other income	9,291	8,828	7,102
Total noninterest income	31,665	35,579	31,619
NONINTEREST EXPENSE:
Compensation and employee benefits	86,830	64,268	61,405
Occupancy and equipment	19,779	15,396	15,763
Data processing	9,888	8,176	7,312
Marketing	3,228	2,943	2,835
Professional services	9,670	4,777	3,606
State and local taxes	3,210	2,461	2,616
Federal deposit insurance premium	1,480	1,435	1,620
Other real estate owned, net	106	(70)	334
Amortization of intangible assets	3,819	1,286	1,415
Other expense	11,385	9,903	9,567
Total noninterest expense	149,395	110,575	106,473
Income before income taxes	64,087	60,147	52,721
Income tax expense	11,030	18,356	13,803
Net income	$53,057	$41,791	$38,918
Basic earnings per common share	$1.49	$1.39	$1.30
Diluted earnings per common share	$1.49	$1.39	$1.30
Dividends declared per common share	$0.72	$0.61	$0.72
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$53,057	$41,791	$38,918
Change in fair value of investment securities available for sale, net of tax of $(1,591), $826 and $(2,316), respectively	(5,956)	1,530	(4,311)
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $(29), $(2) and $(461), respectively	(108)	(4)	(854)
Other comprehensive (loss) income	(6,064)	1,526	(5,165)
Comprehensive income	$46,993	$43,317	$33,753
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share amounts)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock- holders’ equity
Balance at December 31, 2015	29,975	$359,451	$107,960	$2,559	$469,970
Restricted stock awards granted, net of forfeitures	110	—	—	—	—
Exercise of stock options (including excess tax benefits from nonqualified stock options)	38	560	—	—	560
Stock-based compensation expense	—	1,840	—	—	1,840
Net excess tax benefits from vesting of restricted stock	—	103	—	—	103
Common stock repurchased	(168)	(2,894)	—	—	(2,894)
Net income	—	—	38,918	—	38,918
Other comprehensive loss, net of tax	—	—	—	(5,165)	(5,165)
Cash dividends declared on common stock ($0.72 per share)	—	—	(21,569)	—	(21,569)
Balance at December 31, 2016	29,955	359,060	125,309	(2,606)	481,763
Restricted stock awards forfeited	(10)	—	—	—	—
Exercise of stock options	13	164	—	—	164
Stock-based compensation expense	—	2,103	—	—	2,103
Common stock repurchased	(30)	(737)	—	—	(737)
Net income	—	—	41,791	—	41,791
Other comprehensive income, net of tax	—	—	—	1,526	1,526
Cash dividends declared on common stock ($0.61 per share)	—	—	(18,305)	—	(18,305)
ASU 2018-02 Implementation	—	—	218	(218)	—
Balance at December 31, 2017	29,928	360,590	149,013	(1,298)	508,305
Restricted stock units vested, net of restricted stock awards forfeited	29	—	—	—	—
Exercise of stock options	10	133	—	—	133
Stock-based compensation expense	—	2,744	—	—	2,744
Common stock repurchased	(53)	(1,704)	—	—	(1,704)
Net income	—	—	53,057	—	53,057
Other comprehensive loss, net of tax	—	—	—	(6,064)	(6,064)
Common stock issued in business combinations	6,960	230,043	—	—	230,043
Cash dividends declared on common stock ($0.72 per share)	—	—	(25,791)	—	(25,791)
ASU 2016-01 Implementation	—	—	93	(93)	—
Balance at December 31, 2018	36,874	$591,806	$176,372	$(7,455)	$760,723
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$53,057	$41,791	$38,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, amortization of securities available for sale, and amortization of discount of junior subordinated debentures	9,808	10,704	12,709
Changes in net deferred loan costs, net of amortization	(150)	(1,007)	(1,422)
Provision for loan losses	5,129	4,220	4,931
Net change in accrued interest receivable, prepaid expenses and other assets, accrued expenses and other liabilities	10,195	11,634	2,147
Stock-based compensation expense	2,744	2,103	1,840
Net excess tax benefit from exercise of stock-based compensation	—	—	(123)
Amortization of intangible assets	3,819	1,286	1,415
Origination of loans held for sale	(76,101)	(108,696)	(145,107)
Proceeds from sale of loans	79,237	121,482	148,121
Earnings on bank owned life insurance	(1,753)	(1,424)	(1,460)
Valuation adjustment on other real estate owned	49	—	383
Gain on sale of loans, net	(2,759)	(7,696)	(6,994)
Gain on sale of investment securities, net	(137)	(6)	(1,315)
Gain on sale of assets held for sale	(798)	(747)	—
Loss on sale of other real estate owned	—	(144)	(173)
Impairment of assets held for sale	75	—	—
Loss on sale or write-off of furniture, equipment and leasehold improvements	32	13	110
Net cash provided by operating activities	82,447	73,513	53,980
Cash flows from investing activities:
Loans originated, net of principal payments	(98,563)	(235,154)	(263,387)
Maturities of other interest earning deposits	—	—	6,709
Maturities, calls and payments of investment securities available for sale	92,563	98,894	129,408
Purchase of investment securities available for sale	(342,141)	(149,914)	(267,657)
Purchase of premises and equipment	(23,265)	(3,063)	(6,722)
Proceeds from sales of other loans	9,993	28,874	21,077
Proceeds from sales of other real estate owned	198	930	2,486
Proceeds from sales of investment securities available for sale	156,014	31,028	140,373
Proceeds from sales of assets held for sale	1,908	1,849	—
Proceeds from redemption of Federal Home Loan Bank stock	26,538	30,018	23,732
Purchases of Federal Home Loan Bank stock	(22,524)	(30,801)	(27,148)
Proceeds from sales of premises and equipment	28	—	659
Purchase of bank owned life insurance	(54)	(4,394)	(8,000)
Proceeds from BOLI death benefit	—	1,101	—
Capital contributions to low-income housing tax credit partnerships and new market tax credit partnerships, net	(8,303)	(10,762)	(4,456)
Net cash received from acquisitions	105,974	—	—
Net cash used in investing activities	(101,634)	(241,394)	(252,926)

	Year Ended December 31,
	2018	2017	2016
Cash flows from financing activities:
Net increase in deposits	214,740	163,412	121,361
Federal Home Loan Bank advances	554,950	763,350	660,900
Repayments of Federal Home Loan Bank advances	(663,450)	(750,450)	(581,300)
Common stock cash dividends paid	(25,791)	(18,305)	(21,569)
Net (decrease)/increase in securities sold under agreement to repurchase	(796)	9,717	(1,110)
Proceeds from exercise of stock options	133	164	540
Net excess tax benefit from exercise of stock-based compensation	—	—	123
Repurchase of common stock	(1,704)	(737)	(2,894)
Net cash provided by financing activities	78,082	167,151	176,051
Net increase (decrease) in cash and cash equivalents	58,895	(730)	(22,895)
Cash and cash equivalents at beginning of year	103,015	103,745	126,640
Cash and cash equivalents at end of year	$161,910	$103,015	$103,745

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,385	$8,399	$5,998
Cash paid for income taxes	5,634	2,045	11,500

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$434	$32	$1,431
Transfers of properties held for sale recorded in premises and equipment, net to prepaid expenses and other assets	1,836	2,687	—
Transfer of BOLI to prepaid expenses and other assets	421	—	—
Investment in low income housing tax credit partnership and related funding commitment	—	33,171	19,663
Business Combinations:
Common stock issued for business combinations	$230,043	$—	$—
Assets acquired (liabilities assumed) in acquisitions:
Investment securities available for sale	84,846	—	—
Loans receivable	718,620	—	—
Other real estate owned	1,796	—	—
Premises and equipment	3,785	—	—
Federal Home Loan Bank stock	1,743	—	—
Accrued interest receivable	2,454	—	—
Bank owned life insurance	17,116	—	—
Prepaid expenses and other assets	2,957	—	—
Other intangible assets	18,345	—	—
Goodwill	121,910	—	—
Deposits	(824,602)	—	—
Federal Home Loan Bank advances	(16,000)	—	—
Securities sold under agreement to repurchase	(462)	—	—
Accrued expenses and other liabilities	(8,439)	—	—
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2018, 2017 and 2016

(1)	Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
Heritage Financial Corporation ("Heritage" or the “Company”) is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank (the “Bank”). The Bank is a Washington-chartered commercial bank and its deposits are insured by the FDIC. The Bank is headquartered in Olympia, Washington and conducts business from its 64 branch offices located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas.
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
Certain prior year amounts in the Consolidated Statements of Income have been reclassified to conform to the current year’s presentation. Reclassifications had no effect on the prior years' net income or stockholders’ equity.

(c) Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and due from banks and interest-bearing balances due from the Federal Reserve Bank. Cash equivalents have a maturity of 90 days or less at the time of purchase.
Investment Securities
The Company identifies investments as held to maturity or available for sale at the time of acquisition. Securities are classified as held to maturity when the Company has the ability and positive intent to hold them to maturity. Securities classified as available for sale are available for future liquidity requirements and may be sold prior to maturity. As of December 31, 2018 and December 31, 2017 the Bank does not hold any securities classified as held to maturity. See Note (3) Investment Securities for additional information.
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

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when a) the fair value of the security is below the carrying value primarily due to changes in interest rates; b) there has not been significant deterioration in the financial condition of the issuer; and, c) it is not more likely than not that the Company will be required to, nor does it have the intent to, sell the security before the anticipated recovery of its remaining carrying value. If any of these criteria is not met, the impairment is split into two components as follows: 1) other-than-temporary impairment related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For debt securities with other-than-temporary impairment, the previous amortized cost basis less the other-than-temporary impairment recognized in earnings shall be the new amortized cost basis of the security. In subsequent periods, the Company accretes into interest income the difference between the new amortized cost basis and cash flows expected to be collected prospectively over the life of the debt security. Continued deterioration of market conditions could result in additional impairment losses recognized within the investment portfolio.
Other factors that may be considered in determining whether a decline in the value of a debt security is “other-than-temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts.
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
Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These loans are identified as purchased credit impaired ("PCI") loans. In situations where such loans have similar risk characteristics, loans may be aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. Expected cash flows at the acquisition date in excess of the fair value of loan or pool are considered to be accretable yield, which is recognized as interest income over the life of the loan or pool using a level yield method if the timing and amount of the future cash flows of the loan or pool is reasonably estimable.
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
The Company's policies for determining past due or delinquency status, placing loans on nonaccrual status, recording payments received on nonaccrual loans, resuming accrual of interest, and charging off uncollectible loans generally do not differ by loan segments or classes. Any differences are denoted in the applicable sections below.
Delinquent Loans:
Commercial loans are serviced by the relationship manger assigned to the account.  System generated delinquency reports are provided to all relationship managers monthly, and relationship managers take follow up action as needed, including contacting the borrower and transferring seriously delinquent loans to the Bank’s Special Assets Department for collection.  Consumer loans are monitored by the Bank’s Consumer Collections Department, with initial delinquency notices sent after 15 days, with follow up notices at 30 and 45 days.  The Consumer Collections Department attempts to make direct contact with the borrower to establish a plan to bring the loan current.  Consumer loans that become 90 days delinquent are charged off.
Nonaccrual and Charged-off Loans:
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
Impaired Loans:
The Bank routinely tests its classified loans for potential impairment. Classified loans that may be impaired are identified using the Bank's normal loan review procedures, which include post-approval reviews, quarterly reviews by credit administration of criticized loan reports, scheduled internal reviews, underwriting during extensions and renewals, and the analysis of information routinely received on a borrower’s financial performance. A loan is considered impaired when, based on current information and events, it is probable the Bank will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amounts of the shortfall in relation to the principal and interest owed.
Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient the loan’s observable market price or the fair value of the collateral (less cost to sell) if the loan is collateral dependent. Income recognition on impaired loans conforms to that used on nonaccrual loans.
Subsequent to an initial measure of impairment and based on new information received, if there is a significant change in the amount or timing of a loan’s expected future cash flows or a change in the value of collateral or market price of a loan, the impairment is recalculated. However, the net carrying value of a loan never exceeds the recorded investment in the loan.
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
Unfunded Loan Commitments:
Unfunded loan commitments are generally related to the unused portion of the total commitment of a loan or providing credit facilities to clients of the Bank and are not actively traded financial instruments. These unfunded commitments are disclosed as financial instruments with off-balance sheet risk in Note (14) Commitments and Contingencies and Note (18) Fair Value Measurements in the Notes to Consolidated Financial Statements.
Loan Fees and Costs
Loan origination fees and certain direct origination costs are deferred and amortized as an adjustment of the yields of the loans over their contractual lives, adjusted for prepayment of the loans, using the effective interest method or the straight-line method, which approximates the effective interest method. In the event loans are sold, the unamortized net deferred loan origination fees or costs are recognized as a component of the gain or loss on the sale of loans.

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
The allowance, in the judgment of management, is necessary to reserve for estimated loan losses from risks inherent in the loan portfolio. The Company’s allowance for loan losses methodology includes allowance allocations calculated in accordance with FASB ASC 310, Receivables and allowance allocations calculated in accordance with FASB ASC 450, Contingencies. Accordingly, the methodology is based on historical loss experience by type of credit, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects all actions taken on all loans for a particular period. Therefore, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in specific valuation allowances for impaired loans or loan pools.
The level of the allowance reflects management’s continuing evaluation of known and inherent risks in the loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, could be charged off.
Loans which management determines are impaired are individually evaluated for impairment, and specific valuation allowances are recorded, if any, on these loans based on the methodology previously described. Loans that are determined not to meet management's definition of impaired are collectively evaluated for impairment based on (i) historical loss factors determined in accordance with FASB ASC 450 based on historical loan loss experience for similar loans with similar characteristics and trends; and (ii) environmental loss factors that reflect the impact of current conditions, as determined in accordance with FASB ASC 450 based on general economic conditions and other qualitative risk factors both internal and external to the Company. The historical loss factors and environmental loss factors are combined and multiplied against the unguaranteed outstanding principal balances of loans in pools of similar loans with similar characteristics.
The Company evaluates specific loans for credit quality indicators and performs regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the loan officer level for all loans. When a loan is performing, but has an assigned risk grade other than pass, the loan officer analyzes the loan to determine an appropriate monitoring and collection strategy. When a loan is nonperforming or has been classified as a nonaccrual loan, a member from the special assets department will analyze the loan to determine if it is impaired. If the loan is considered impaired, the special assets department will evaluate the need for a specific valuation allowance on the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies and economic conditions affecting the borrower’s industry, among other things.
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
Allowance for Losses on Unfunded Commitments:
The Bank is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the disbursed amounts recognized in the Consolidated Statements of Financial Condition. The Company has a policy in which it evaluates the risk on a quarterly basis, and provides for an allowance for credit losses, as necessary. The methodology is similar to the allowance for loan losses, and includes an estimate of the probability of drawdown of the loan commitment. Based on its analysis, the Company has recorded an allowance for off-balance sheet financial instruments of $306,000 and $170,000 as of December 31, 2018 and 2017, respectively. This allowance is reported within accrued expenses and other liabilities on the Company's Consolidated Statements of Financial Condition.
Mortgage Banking Operations
The Bank sells one-to-four family residential loans on a servicing-released basis. The Bank recognizes a gain or loss to the extent that the sale proceeds of the loan sold differs from the net book value at the time of sale. Income from one-to-four family residential loans brokered to other lenders is recognized into income on date of loan closing.
Commitments to sell one-to-four family residential loans are made primarily during the period between the taking of the loan application and the closing of the loan. The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sale commitments are made on a best-efforts basis whereby the Bank is only obligated to sell the loan if the loan is approved and closed by the Bank. Commitments to fund one-to-four family residential loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates between the date the interest on the loan was locked and the balance sheet date. The Company enters into forward commitments for the future delivery of one-to-four family residential loans when interest rate locks are entered into, in order to hedge the interest rate risk resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in other income. The fair value of these derivative instruments was not significant at December 31, 2018 and 2017.
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
After acquisition, all costs incurred in maintaining the property are expensed except for costs relating to the development and improvement of the property which are capitalized to the extent of the property’s net realizable value. If the estimated realizable value of the other real estate owned property declines after the acquisition date, the valuation adjustment is charged to other real estate owned expense, net on the Consolidated Statements of Income.

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
Bank Owned Life Insurance
The Company's bank owned life insurance (“BOLI”) policies insure the lives of certain current or former Bank officers, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitations) from the increase in the policies' underlying investments made by the insurance company. The Bank utilizes BOLI to partially offset costs associated with employee compensation and benefit programs with the earnings on the BOLI. The Company records BOLI at the amount that can be realized under the insurance contract at the statement of financial condition date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Other Intangible Assets
The other intangible assets represents the Core Deposit Intangible (“CDI”) acquired in business combinations. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI is amortized over an estimated useful life which approximates the existing deposit relationships acquired on an accelerated method. The Company evaluates such identifiable intangibles for impairment annually, or more frequently if an indication of impairment exists.
Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in certain mergers and acquisitions. Goodwill is assigned to Heritage Bank and is evaluated for impairment at the Bank level (reporting unit) on an annual basis, or more frequently if an indication of impairment exists between the annual tests. Factors to consider may include, among others: a significant change in legal factors or in the general business climate; significant change in the Company’s stock price and market capitalization; unanticipated competition; and an action or assessment by a regulator.
For the goodwill impairment assessment, the Company has the option, prior to the two-step process, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company opted to bypass the qualitative assessment for its 2018 and 2017 annual goodwill impairment testing and proceed directly to the two-step goodwill impairment test.
The goodwill impairment two-step process requires the Company to make assumptions and judgments regarding fair value. The first step of the goodwill impairment test is performed by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second step would be performed to measure the amount of impairment loss, if any. To measure any impairment loss the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded for the difference.
For additional information relating to goodwill, see Note (8) Goodwill and Other Intangible Assets.
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
Stock-Based Compensation
The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note (19) Stock-Based Compensation. Compensation cost is recognized for stock options, restricted stock awards and restricted stock units issued to employees and directors based on the fair value of these awards at the date of grant. Compensation cost is generally recognized over the requisite service period, generally defined as the vesting period, on a straight-line basis. Compensation cost for restricted stock units with market-based vesting is recognized over the service period to the extent the restricted stock units are expected to vest. Forfeitures are recognized as they occur.
The market price of the Company’s common stock at the date of grant is used to determine the fair value of the restricted stock awards and restricted stock units. The fair value of stock options granted is estimated based on the date of grant using the Black-Scholes-Merton option pricing model. Certain restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions and cliff-vest based on those conditions, and the fair value is estimated using a Monte Carlo simulation pricing model. The assumptions used in the Black-Scholes-Merton option pricing model and the Monte Carlo simulation pricing model include the expected term based on the valuation date and the remaining contractual term of the award; the risk-free interest rate based on the U.S. Treasury curve at the valuation date of the award; the expected dividend yield based on expected dividends being payable to the holders; and the expected stock price volatility over the expected term based on the historical volatility over the equivalent historical term.
Deferred Compensation Plans
The Company has a Deferred Compensation Plan and has entered into arrangements with certain executive officers. Under the Deferred Compensation Plan, participants are permitted to elect to defer compensation and the Company has the discretion to make additional contributions to the Deferred Compensation Plan on behalf of any participant based on a number of factors. Such discretionary contributions are generally approved by the Compensation Committee of the Company's Board of Directors. The notional account balances of participants under the Deferred Compensation Plan earn interest on an annual basis. The applicable interest rate is the Moody’s Seasoned Aaa Corporate Bond Yield as of January 1 of each year. Generally, a participant’s account is payable upon the earliest of the participant’s separation from service with the Company, the participant’s death or disability, or a specified date that is elected by the participant in accordance with applicable rules of the Internal Revenue Code.
Additionally, in conjunction with the Premier Merger, the Company assumed the Salary Continuation Plan. The Salary Continuation Plan is an unfunded non-qualified deferred compensation plan for select former Premier Commercial executive officers, some of which are current Heritage officers. Under the Salary Continuation Plan, the Company will pay each participant, or their beneficiary, specified amounts over specified periods beginning with the individual's termination of service due to retirement subject to early termination provisions.
The Company’s obligation to make payments under the Deferred Compensation Plan and the Salary Continuation Plan is a general obligation of the Company and is to be paid from the Company’s general assets. As such, participants are general unsecured creditors of the Company with respect to their participation under both plans. The Company records a liability within accrued expenses and other liabilities on the Consolidated Statements of Financial Condition and records compensation expense in a systematic and rational manner. Since the amounts earned under the Deferred Compensation Plan are generally based on the Company’s annual performance, the Company records deferred compensation expense each year for an amount calculated based on that year’s financial performance.
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
Derivative Financial Instruments
The commitments to originate mortgage loans held for sale and the related forward delivery contracts are considered derivatives. The Company also utilizes interest rate swap derivative contracts to facilitate the needs of its commercial customers whereby it enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations. These interest rate swaps are not designated as hedging instruments.
The fair value of derivative positions outstanding is included in prepaid expenses and other assets and accrued expenses and other liabilities in the Company's Consolidated Statements of Financial Condition and the net change in each of these financial statement line items is included in the Consolidated Statements of Cash Flows. For non-hedging derivative instruments, gains and losses due to changes in fair value and all cash flows are included in other noninterest income in the Company's Consolidated Statements of Income, but net to zero for the years ended December 31, 2018 and 2017 based on the identical back-to-back interest rate swaps.
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
Revenue from Contracts with Customers
The Company's revenues are primarily composed of interest income on financial instruments, such as loans and investment securities, which are excluded from the scope of ASC 606. Descriptions of the Company's revenue-generating activities that are within the scope ASC 606, which are presented in Service Charges and Other Fees and Other Income on the Company’s Consolidated Statement of Income, are as follows:

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
The Company adopted the revenue recognition guidance, as amended, on January 1, 2018 using the modified retrospective approach. A significant amount of the Company’s revenues are derived from interest income on financial assets, which are excluded from the scope of the amended guidance. With respect to noninterest income and related disclosures, the Company has identified and evaluated the revenue streams and underlying revenue contracts within the scope of the guidance. The Company did not identify any significant changes in the timing of revenue recognition when considering the amended accounting guidance. The adoption of the Update did not have a material impact on the Company's Consolidated Financial Statements, but the adoption did change certain disclosure requirements as described in Significant Accounting Policies above.
FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), was issued in January 2016, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This Update contains several provisions, including but not limited to (1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and (4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Update also changes certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. The Company adopted this Update effective January 1, 2018 using the cumulative catch-up transition method. This change resulted in a cumulative adjustment of $93,000 from accumulated other comprehensive loss, net to retained earnings for the unrealized gain related to the Company's equity security. The Company's processes and procedures utilized to estimate the fair value of loans receivable and certificate of deposit accounts for disclosure requirements were additionally changed due to adoption of this Update. Previously, the Company valued these items using an entry price notion. This ASU emphasized that these instruments be measured using the exit price notion; accordingly, the Company refined its calculation as part of adopting this Update. Prior period information has not been updated to conform with the new guidance. See the Consolidated Statements of Stockholders' Equity and Note (18) Fair Value Measurements.
FASB ASU 2016-02, Leases (Topic 842), as amended by ASU 2017-13, 2018-01, 2018-10, 2018-11 and ASU 2018-20, was originally issued in February 2016, to increase transparency and comparability of leases among organizations and to disclose key information about leasing arrangements. The Update sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Update requires lessees to apply a dual approach, classifying leases as either a finance or operating lease. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. All cash payments will be classified within operating activities in the statement of cash flows. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Update is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. During 2018, management developed its methodology to estimate the right-of use assets and lease liabilities and selected a vendor to assist with implementation and calculation of the impact under the modified retrospective approach. The Company adopted the Update on January 1, 2019 and elected an exclusion accounting policy for lease assets and lease liabilities for leases with a term of twelve months or less. The adoption of this ASU resulted in the recognition of operating lease assets and liabilities of approximately $29.3 million and $30.2 million, respectively.
FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, was issued in June 2016. Commonly referred to as the current expected credit loss model ("CECL"), this Update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events including historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial asset not excluded from the scope that have the contractual right to receive cash. The Update replaces the incurred loss impairment methodology, which generally only considered past events and current conditions, with a methodology that reflects the expected credit losses and required consideration of a broader range of reasonable and supportable information to estimate all expected credit losses. The Update additionally addresses purchased assets and introduces the purchased financial asset with a more-than-insignificant amount of credit deterioration since origination ("PCD"). The accounting for these PCD assets is similar to the existing accounting guidance of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for PCI assets, except the subsequent improvements in estimated cash flows will be immediately recognized into income, similar to the immediate recognition of subsequent deteriorations in cash flows. Current guidance only allows for the prospective recognition of these cash flow improvements. Because the terminology has been changed to a "more-than-insignificant" amount of credit deterioration, the presumption is that more assets might qualify for this accounting under the Update than those under current guidance. For public business entities, the Update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for fiscal years after December 15, 2018. An entity will apply the Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. A prospective transition approach is required for debt securities. An entity that has previously applied the guidance of FASB ASC 310-30 will prospectively apply the guidance in this Update for PCD assets. A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses. The Company is anticipating adopting the Update on January 1, 2020. Upon adoption, the Company expects a change in the processes, internal controls and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on PCI loans; however, the Company is still in the process of determining the magnitude of the increase and its impact on the Consolidated Financial Statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. During 2017, the Company's management created a CECL steering committee to ensure it is fully compliant with the amendments at the adoption date. During 2018, the CECL steering committee selected a vendor to assist the Company in the adoption, completed the implementation discovery sessions, and selected appropriate methodologies. The CECL steering committee is in the process of refining key data to process through its CECL models and developing formal CECL processes and procedures. The Company anticipates running parallel existing ALLL and CECL models by second quarter 2019.
FASB ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, was issued in August 2016. The Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. For public business entities, the guidance was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and must be applied using a retrospective transitional method to each period presented. The Company adopted this Update on January 1, 2018. The adoption did not have a significant impact on its Consolidated Financial Statements as cash proceeds received from the settlement of bank-owned life insurance policies and cash payments for premiums on bank-owned life insurance policies were previously classified as cash inflows and outflows, respectively, from investing activities in the Consolidated Statements of Cash Flows.
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
FASB ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities was issued in March 2017 and changes the accounting for certain purchased callable debt securities held at a premium to shorten the amortization period for the premium to the earliest call date rather than to the maturity date. Accounting for purchased callable debt securities held at a discount does not change. The discount would continue to amortize to the maturity date. The Update is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this Update in January 2018. The adoption did not have a material impact on its Consolidated Financial Statements as the Company had been accounting for premiums as prescribed under this guidance.
FASB ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting was issued in May 2017 to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this Update, an entity should account for the effects of a modification unless the fair value, vesting conditions and balance sheet classification of the award is the same after the modification as compared to the original award prior to the modification. The Update was effective for reporting periods beginning after December 15, 2017. The Company adopted the Update on January 1, 2018. The adoption did not have a material impact on its Consolidated Financial Statements because no share-based payment award was modified during the year ended December 31, 2018. The Company will apply this Update prospectively for any subsequent modifications of share-based payment awards.
FASB ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the Tax Cuts and Jobs Act on December 22, 2017 ("Tax Cuts and Jobs Act") that changed the Company’s income tax rate from 35% to 21%. The Update changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income (loss) to retained earnings. The Update is effective for periods beginning after December 15, 2018 and early adoption was permitted. The Company early adopted ASU 2018-02 effective December 31, 2017 and elected a portfolio policy to reclassify the stranded tax effects of the change in the federal corporate tax rate of the net unrealized gains on its available-for-sale investment securities of $218,000 from accumulated other comprehensive loss, net to retained earnings. See the Consolidated Statements of Stockholders' Equity.
FASB ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 was issued to provide guidance on the income tax accounting implications of the Tax Cuts and Jobs Act, and allows for entities to report provisional amounts for specific income tax effects of the Tax Cuts and Jobs Act for which the accounting under ASC Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under ASC Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined. The Company adopted this Update with the provisional adjustments as reported in the Consolidated Financial Statements on Form 10-K as of December 31, 2017. As of December 31, 2018, the Company did not incur any adjustments to the provisional recognition.
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

(2)	Business Combinations
During the year ended December 31, 2018, the Company completed the acquisitions of Puget Sound Bancorp and Premier Commercial Bancorp. There were no acquisitions completed during the year ended December 31, 2017.
Puget Sound Merger:
On July 26, 2017, the Company, along with the Bank, and Puget Sound Bancorp, Inc. and its wholly owned subsidiary bank, Puget Sound Bank, jointly announced the signing of a definitive agreement. The Puget Sound Merger was effective on January 16, 2018. As of the acquisition date, Puget Sound merged into Heritage and Puget Sound Bank merged into Heritage Bank.
Pursuant to the terms of the Puget Sound Merger, all outstanding Puget Sound restricted stock awards became immediately vested on the acquisition date of the Puget Sound Merger. Puget Sound shareholders received 1.1688 shares of Heritage common stock per share of Puget Sound stock. Heritage issued an aggregate of 4,112,258 shares of its common stock based on the January 12, 2018 closing price of Heritage Common stock of $31.80 for total fair value of common shares issued of $130.8 million and paid cash of $3,000 for fractional shares in the transaction for total consideration paid of $130.8 million. Total consideration includes $851,000 representing 26,741 shares which were forfeited by the Puget Sound shareholders to pay applicable taxes.
The Company incurred acquisition-related costs of approximately $5.4 million and $810,000 for the year ended December 31, 2018 and 2017, respectively, for the Puget Sound Merger.
Premier Merger:
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
The Company incurred acquisition-related costs of approximately $4.9 million for the year ended December 31, 2018 for the Premier Merger.
Business Combination Accounting:
The Premier Merger and Puget Sound Merger resulted in $53.4 million and $68.5 million, respectively, of goodwill. This goodwill is not deductible for tax purposes.
The primary reason for the Premier and Puget Mergers was to create depth in the Company's geographic footprint consistent with its ongoing growth strategy, focused heavily on metro markets, and to achieve operational scale and realize efficiencies of a larger combined organization. The mergers constitute business acquisitions as defined by FASB ASC 805, Business Combinations. FASB ASC 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed. Heritage was considered the acquirer in these transactions. Accordingly, the preliminary estimates of fair values of Premier Commercial and Puget Sound assets, including the identifiable intangible assets, and the assumed liabilities, were measured and recorded as of the respective acquisition dates. Fair values on the acquisition dates are preliminary and represent management’s best estimates based on available information and facts and circumstances in existence on the acquisition date. Fair values are subject to refinement for up to one year after the closing date of the acquisitions as additional information regarding the closing date fair values becomes available. The Company finalized the purchase price allocation for both mergers as of December 31, 2018 and recorded an adjustment to the Premier Commercial fair values of total loans receivable, prepaid expenses and other assets and accrued expenses and other liabilities during the quarter end December 31, 2018 with a net impact to goodwill acquired of $102,000.

The fair value estimates of the assets acquired and liabilities assumed in the Premier and Puget Mergers were as follows:

	Premier Merger	Puget Sound Merger
	(In thousands)
Assets
Cash and cash equivalents	$22,534	$25,889
Interest earning deposits	3,309	54,247
Investment securities available for sale	4,493	80,353
Loans receivable (1)	330,158	388,462
Other real estate owned	1,796	—
Premises and equipment, net	3,053	732
Federal Home Loan Bank stock, at cost	1,120	623
Bank owned life insurance	10,852	6,264
Accrued interest receivable	1,006	1,448
Prepaid expenses and other assets	1,603	1,354
Other intangible assets	7,075	11,270
Total assets acquired	$386,999	$570,642
Liabilities
Deposits	$318,717	$505,885
Federal Home Loan Bank advances	16,000	—
Securities sold under agreement to repurchase	462	—
Accrued expenses and other liabilities	5,935	2,504
Total liabilities acquired	$341,114	$508,389

Fair value of net assets acquired	$45,885	$62,253

(1)	The outstanding loan balance acquired in the Premier Merger and Puget Sound Merger was $335.4 million and $392.7 million, respectively, at the acquisition date.

A summary of the net assets purchased and the estimated fair value adjustments and resulting goodwill recognized from the Premier and Puget Sound Mergers are presented in the following tables. Goodwill represents the excess of the consideration transferred over the estimated fair value of the net assets acquired and liabilities assumed.

	Premier Merger	Puget Sound Merger
	(In thousands)
Consideration transferred	$99,275	$130,773

Cost basis of net assets on merger date	$40,629	$54,405
Fair value adjustments:
Investment securities	(135)	(348)
Total loans receivable, net	(111)	1,400
Other real estate owned	(1,017)	—
Premises and equipment	1,312	(121)
Other intangible assets	7,075	9,207
Prepaid expenses and other assets	(1,912)	(2,282)
Deposits	(310)	(62)
Accrued expenses and other liabilities	354	54
Fair value of net assets on merger date	$45,885	$62,253

Goodwill recognized from the mergers	$53,390	$68,520

The operating results of the Company for the year ended December 31, 2018 include the operating results produced by the net assets acquired in the Premier and Puget Mergers since the July 2, 2018 and January 16, 2018 merger dates. The Company has considered the requirement of FASB ASC 805 related to the contribution of the Premier and Puget Mergers to the Company’s results of operations. The table below presents only the significant results for the acquired businesses since the July 2, 2018 and January 16, 2018 merger dates:

	Premier Merger (1)	Puget Sound Merger (1)	Total
	Year ended December 31, 2018
	(In thousands)
Interest income: Interest and fees on loans (2)	$10,462	$21,898	$32,360
Interest income: Interest and fees on investments (3)	76	59	135
Interest income: Other interest earning assets	174	113	287
Interest expense	(445)	(682)	(1,127)
Provision for loan losses for loans	(700)	(850)	(1,550)
Noninterest income	125	472	597
Noninterest expense (4)	(7,558)	(11,230)	(18,788)
Net effect, pre-tax	$2,134	$9,780	$11,914
(1) The Premier Merger was completed on July 2, 2018. The Puget Sound Merger was completed on January 16, 2018.
(2) Includes the accretion of the discount on the purchased loans of $4.1 million during the year ended December 31, 2018.
(3) All securities acquired in the Puget Sound Merger were sold with trade date of January 16, 2018 and settlement dates on or before February 14, 2018.
(4) Excludes certain compensation and employee benefits for management as it is impracticable to determine due to the integration of the operations for this merger. Also includes certain acquisition-related costs incurred by the Company.
The following table presents certain pro forma information, for illustrative purposes only, for the years ended December 31, 2018 and 2017 as if the Premier and Puget Mergers had occurred on January 1, 2017. The estimated pro forma information combines the historical results of Premier Commercial and Puget Sound with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the Premier and Puget Mergers occurred on January 1, 2017. In particular, the pro forma information does not consider any changes to the provision for loan losses resulting from recorded loans at fair value. Additionally, Heritage expects to achieve further operating savings and other business synergies, including interest income growth, as a result of the Premier and Puget Mergers which are not reflected in the pro forma amounts in the following table. As a result, actual amounts will differ from the pro forma information presented.

	Pro Forma for the Year Ended December 31,
	2018	2017
	(Dollars in thousands, except per share amounts)
Net interest income	$194,989	$174,190
Net income	69,515	41,551
Basic earnings per common share	$1.88	$1.12
Dilutive Earnings per common share	$1.87	$1.12
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
As a result of the adoption of FASB ASU 2016-01 on January 1, 2018, equity investments (except for investments accounted for under the equity method of accounting) are now measured at fair value, with changes in fair value recognized in earnings. These investments were previously measured at fair value, with changes in fair value recognized in accumulated other comprehensive income (loss). Accordingly, these securities are no longer classified as investment securities available for sale and their presentation is not comparable to the presentation as of December 31, 2017. See Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements, as well as the Equity Securities section discussed below.
Available for sale investment securities
(a) Securities by Type and Maturity
The amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2018
U.S. Treasury and U.S. Government-sponsored agencies	$101,595	$155	$(147)	$101,603
Municipal securities	158,461	1,209	(806)	158,864
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	337,295	426	(6,119)	331,602
Commercial	338,250	1,035	(5,524)	333,761
Corporate obligations	25,662	36	(135)	25,563
Other asset-backed securities	24,278	424	—	24,702
Total	$985,541	$3,285	$(12,731)	$976,095

December 31, 2017
U.S. Treasury and U.S. Government-sponsored agencies	$13,460	$6	$(24)	$13,442
Municipal securities	247,358	3,720	(1,063)	250,015
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	282,724	422	(2,935)	280,211
Commercial	219,696	444	(3,061)	217,079
Collateralized loan obligations	4,561	19	—	4,580
Corporate obligations	16,594	220	(44)	16,770
Other securities (2)	27,781	652	—	28,433
Total	$812,174	$5,483	$(7,127)	$810,530

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.

(2)	Primarily asset-backed securities.
There were no securities classified as trading or held to maturity at December 31, 2018 or December 31, 2017.

The amortized cost and fair value of investment securities available for sale at December 31, 2018, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$38,547	$38,478
Due after one year through five years	193,191	192,556
Due after five years through ten years	272,408	268,779
Due after ten years	481,395	476,282
Total	$985,541	$976,095
(b) Unrealized Losses and Other-Than-Temporary Impairments
The following table shows the gross unrealized losses and fair value of the Company's investment securities available for sale that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of December 31, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2018
U.S. Treasury and U.S. Government-sponsored agencies	$46,992	$(58)	$7,350	$(89)	$54,342	$(147)
Municipal securities	31,157	(159)	38,792	(647)	69,949	(806)
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	66,620	(247)	193,726	(5,872)	260,346	(6,119)
Commercial	43,531	(272)	190,585	(5,252)	234,116	(5,524)
Corporate obligations	13,736	(87)	1,951	(48)	15,687	(135)
Total	$202,036	$(823)	$432,404	$(11,908)	$634,440	$(12,731)

December 31, 2017
U.S. Treasury and U.S. Government-sponsored agencies	$11,436	$(24)	$—	$—	$11,436	$(24)
Municipal securities	39,298	(384)	26,509	(679)	65,807	(1,063)
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	175,847	(1,296)	66,380	(1,639)	242,227	(2,935)
Commercial	75,121	(700)	90,822	(2,361)	165,943	(3,061)
Corporate obligations	3,472	(44)	—	—	3,472	(44)
Total	$305,174	$(2,448)	$183,711	$(4,679)	$488,885	$(7,127)
(1) Issued and guaranteed by U.S. Government-sponsored agencies.

The Company has evaluated these investment securities available for sale as of December 31, 2018 and December 31, 2017 and has determined that the decline in their value is not other-than-temporary. The unrealized losses are primarily due to increases in market interest rates. The fair value of these securities is expected to recover as the securities approach their maturity date. None of the underlying issuers of the municipal securities and corporate obligations had credit ratings that were below investment grade levels at December 31, 2018 or December 31, 2017. The Company has the ability and intent to hold the investments until recovery of the securities' amortized cost which may be the maturity date of the securities.
For the years ended December 31, 2018, 2017 and 2016 there were no other-than-temporary charges recorded to net income.

(c) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of securities available for sale for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Gross realized gains	$273	$193	$1,518
Gross realized losses	(136)	(187)	(203)
Net realized gains	$137	$6	$1,315

(d) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$199,026	$196,786	$206,377	$206,425
Repurchase agreements	48,173	47,407	48,750	48,237
Other securities pledged	20,778	20,482	12,484	12,498
Total	$267,977	$264,675	$267,611	$267,160

(e) Equity Securities
The Company holds an equity security with a readily determinable fair value of $114,000 and $146,000 as of December 31, 2018 and December 31, 2017, respectively. As a result of the adoption of FASB ASU 2016-01, this security is no longer classified as an investment security available for sale and has been reclassified to prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition as of December 31, 2018. As such, its presentation is not comparable to the presentation as of December 31, 2017. The Company recorded the tax-effected unrealized gain on the equity security through an adjustment to accumulated other comprehensive income (loss), net and retained earnings in the Consolidated Statement of Stockholders' Equity during the year ended December 31, 2018.

(4)	Loans Receivable
The Company originates loans in the ordinary course of business and has also acquired loans through mergers and acquisitions. Disclosures related to the Company's recorded investment in loans receivable generally exclude accrued interest receivable and net deferred fees or costs as they were deemed insignificant.
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
Loans receivable at December 31, 2018 and December 31, 2017 consisted of the following portfolio segments and classes:

	December 31, 2018	December 31, 2017
	(In thousands)
Commercial business:
Commercial and industrial	$853,606	$645,396
Owner-occupied commercial real estate	779,814	622,150
Non-owner occupied commercial real estate	1,304,463	986,594
Total commercial business	2,937,883	2,254,140
One-to-four family residential	101,763	86,997
Real estate construction and land development:
One-to-four family residential	102,730	51,985
Five or more family residential and commercial properties	112,730	97,499
Total real estate construction and land development	215,460	149,484
Consumer	395,545	355,091
Gross loans receivable	3,650,651	2,845,712
Net deferred loan costs	3,509	3,359
Loans receivable, net	3,654,160	2,849,071
Allowance for loan losses	(35,042)	(32,086)
Total loans receivable, net	$3,619,118	$2,816,985
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within its primary market areas which are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County and Washington County in Oregon, as well as other contiguous markets. The majority of the Company’s loan portfolio consists of (in order of balances at December 31, 2018) non-owner occupied commercial real estate, commercial and industrial and owner-occupied commercial real estate. As of December 31, 2018 and December 31, 2017, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.

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

Numerical loan grades for loans are established at the origination of the loan. Loan grades are reviewed on a quarterly basis, or more frequently if necessary, by the credit department. For consumer loans, the Bank follows the FDIC’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower, or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property.
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

The following tables present the balance of the loans receivable by credit quality indicator as of December 31, 2018 and December 31, 2017.

	December 31, 2018
	Pass	OAEM	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$788,395	$16,168	$49,043	$—	$853,606
Owner-occupied commercial real estate	741,227	27,724	10,863	—	779,814
Non-owner occupied commercial real estate	1,283,077	9,438	11,948	—	1,304,463
Total commercial business	2,812,699	53,330	71,854	—	2,937,883
One-to-four family residential	100,401	—	1,362	—	101,763
Real estate construction and land development:
One-to-four family residential	101,519	258	953	—	102,730
Five or more family residential and commercial properties	112,678	52	—	—	112,730
Total real estate construction and land development	214,197	310	953	—	215,460
Consumer	390,808	—	4,213	524	395,545
Gross loans receivable	$3,518,105	$53,640	$78,382	$524	$3,650,651

	December 31, 2017
	Pass	OAEM	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$597,697	$19,536	$28,163	$—	$645,396
Owner-occupied commercial real estate	595,455	12,668	14,027	—	622,150
Non-owner occupied commercial real estate	955,450	10,494	20,650	—	986,594
Total commercial business	2,148,602	42,698	62,840	—	2,254,140
One-to-four family residential	85,762	—	1,235	—	86,997
Real estate construction and land development:
One-to-four family residential	49,925	537	1,523	—	51,985
Five or more family residential and commercial properties	96,404	707	388	—	97,499
Total real estate construction and land development	146,329	1,244	1,911	—	149,484
Consumer	349,590	—	4,976	525	355,091
Gross loans receivable	$2,730,283	$43,942	$70,962	$525	$2,845,712

Potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is closely monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans may include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of FASB ASC 310-30. Potential problem loans as of December 31, 2018 and December 31, 2017 were $101.3 million and $83.5 million, respectively.

(d) Nonaccrual Loans
Nonaccrual loans, segregated by segments and classes of loans, were as follows as of December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
	(In thousands)
Commercial business:
Commercial and industrial	$6,639	$3,110
Owner-occupied commercial real estate	4,212	4,090
Non-owner occupied commercial real estate	1,713	1,898
Total commercial business	12,564	9,098
One-to-four family residential	71	81
Real estate construction and land development:
One-to-four family residential	899	1,247
Total real estate construction and land development	899	1,247
Consumer	169	277
Nonaccrual loans	$13,703	$10,703

PCI loans are not included in the nonaccrual loan table above because these loans are accounted for under FASB ASC 310-30, which provides that accretable yield is calculated based on a loan's expected cash flow even if the loan is not performing under its contractual terms.
(e) Past due loans
The Company performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due.
The balances of past due loans, segregated by segments and classes of loans, as of December 31, 2018 and December 31, 2017 were as follows:

	December 31, 2018
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,988	$2,281	$5,269	$848,337	$853,606
Owner-occupied commercial real estate	563	600	1,163	778,651	779,814
Non-owner occupied commercial real estate	5,347	1,461	6,808	1,297,655	1,304,463
Total commercial business	8,898	4,342	13,240	2,924,643	2,937,883
One-to-four family residential	227	—	227	101,536	101,763
Real estate construction and land development:
One-to-four family residential	665	234	899	101,831	102,730
Five or more family residential and commercial properties	—	—	—	112,730	112,730
Total real estate construction and land development	665	234	899	214,561	215,460
Consumer	2,568	—	2,568	392,977	395,545
Gross loans receivable	$12,358	$4,576	$16,934	$3,633,717	$3,650,651

	December 31, 2017
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,993	$1,172	$4,165	$641,231	$645,396
Owner-occupied commercial real estate	1,277	1,225	2,502	619,648	622,150
Non-owner occupied commercial real estate	870	3,314	4,184	982,410	986,594
Total commercial business	5,140	5,711	10,851	2,243,289	2,254,140
One-to-four family residential	513	—	513	86,484	86,997
Real estate construction and land development:
One-to-four family residential	84	1,331	1,415	50,570	51,985
Five or more family residential and commercial properties	40	—	40	97,459	97,499
Total real estate construction and land development	124	1,331	1,455	148,029	149,484
Consumer	1,939	687	2,626	352,465	355,091
Gross loans receivable	$7,716	$7,729	$15,445	$2,830,267	$2,845,712

There were no loans 90 days or more past due that were still accruing interest as of December 31, 2018 or December 31, 2017, excluding PCI loans.

(f) Impaired loans

Impaired loans include nonaccrual loans and performing TDR loans. The balances of impaired loans as of December 31, 2018 and December 31, 2017 are set forth in the following tables:

	December 31, 2018
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$2,523	$20,119	$22,642	$24,176	$2,607
Owner-occupied commercial real estate	816	5,000	5,816	6,150	1,142
Non-owner occupied commercial real estate	3,352	2,924	6,276	6,414	206
Total commercial business	6,691	28,043	34,734	36,740	3,955
One-to-four family residential	—	279	279	293	76
Real estate construction and land development:
One-to-four family residential	899	—	899	1,662	—
Total real estate construction and land development	899	—	899	1,662	—
Consumer	—	527	527	538	139
Total	$7,590	$28,849	$36,439	$39,233	$4,170

	December 31, 2017
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$2,127	$9,872	$11,999	$12,489	$1,326
Owner-occupied commercial real estate	2,452	4,356	6,808	7,054	621
Non-owner occupied commercial real estate	4,722	11,297	16,019	16,172	1,222
Total commercial business	9,301	25,525	34,826	35,715	3,169
One-to-four family residential	—	299	299	308	93
Real estate construction and land development:
One-to-four family residential	938	309	1,247	2,200	2
Five or more family residential and commercial properties	—	645	645	645	37
Total real estate construction and land development	938	954	1,892	2,845	39
Consumer	160	282	442	466	54
Total	$10,399	$27,060	$37,459	$39,334	$3,355
The average recorded investment of impaired loans for the year ended December 31, 2018, 2017 and 2016 are set forth in the following table:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Commercial business:
Commercial and industrial	$16,773	$11,310	$10,207
Owner-occupied commercial real estate	11,312	5,401	4,540
Non-owner occupied commercial real estate	9,465	12,162	11,709
Total commercial business	37,550	28,873	26,456
One-to-four family residential	290	309	279
Real estate construction and land development:
One-to-four family residential	1,091	2,315	3,305
Five or more family residential and commercial properties	129	903	1,656
Total real estate construction and land development	1,220	3,218	4,961
Consumer	428	351	645
Total	$39,488	$32,751	$32,341
For the years ended December 31, 2018, 2017 and 2016, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the years ended December 31, 2018, 2017 and 2016, the Bank recorded $1.4 million, $1.2 million and $651,000, respectively, of interest income related to performing TDR loans.
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
The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR loans as of December 31, 2018 and December 31, 2017 were as follows:

	December 31, 2018		December 31, 2017
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
TDR loans	$22,736	$6,943	$26,757	$5,193
Allowance for loan losses on TDR loans	2,257	658	2,635	379

The unfunded commitment to borrowers related to TDR loans was $943,000 and $1.2 million at December 31, 2018 and December 31, 2017, respectively.
Loans that were modified as TDR loans during the years ended December 31, 2018, 2017 and 2016 are set forth in the following table:

	Year Ended December 31,
	2018		2017		2016
	Number of Contracts (1)	Recorded Investment (1) (2)	Number of Contracts (1)	Recorded Investment (1) (2)	Number of Contracts (1)	Recorded Investment (1) (2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	31	$16,129	19	$7,212	19	$7,398
Owner-occupied commercial real estate	4	2,521	3	1,366	2	569
Non-owner occupied commercial real estate	3	2,944	4	9,574	2	2,121
Total commercial business	38	21,594	26	18,152	23	10,088
Real estate construction and land development:
One-to-four family residential	2	665	2	938	5	2,206
Five or more family residential and commercial properties	—	—	—	—	1	1,078
Total real estate construction and land development	2	665	2	938	6	3,284
Consumer	13	236	8	110	6	66
Total TDR loans	53	$22,495	36	$19,200	35	$13,438

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the years ended December 31, 2018, 2017 and 2016.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. There were no advances on these types of loans during the years ended December 31, 2018, 2017 and 2016.

The related specific valuation allowance at December 31, 2018 for loans that were modified as TDR loans during the year ended December 31, 2018 was $2.3 million. The related specific valuation allowance at December 31, 2017 for loans that were modified as TDR loans during the year ended December 31, 2017 was $1.8 million. Certain loans included in the tables above may have been previously reported as TDR loans. The Bank typically grants shorter extension periods to continually monitor these TDR loans despite the fact that the extended date might not be the date the Bank expects sufficient cash flow from these borrowers. The Bank does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted. The potential losses related to these loans would have been considered in the period the loan was first reported as a TDR loan and are adjusted, as necessary, in the current period based on more recent information.
Loans that were modified during the previous twelve months that subsequently defaulted during the years ended December 31, 2018, 2017 and 2016 are included in the following table:

	Year Ended December 31,
	2018		2017		2016
	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	5	$1,890	1	$283	—	$—
Owner-occupied commercial real estate	1	65	1	80	1	488
Total commercial business	6	1,955	2	363	1	488
Real estate construction and land development:
One-to-four family residential	2	665	2	938	2	1,143
Total real estate construction and land development	2	665	2	938	2	1,143
Consumer	—	—	1	7	—	—
Total	8	$2,620	5	$1,308	3	$1,631

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the years ended December 31, 2018, 2017 and 2016.

During the year ended December 31, 2018, one commercial and industrial loan totaling $882,000 defaulted due to being greater than 90 days past due the modified terms during the year ended December 31, 2018. The remaining seven loans defaulted because they were past their modified maturity dates, and the borrowers have not subsequently repaid the credits. The Bank has chosen not to extend the maturities on these loans.The Bank had a specific valuation allowance of $260,000 at December 31, 2018 related to the credits which defaulted during the year ended December 31, 2018.
During the year ended December 31, 2017, one consumer loan defaulted due to being greater than 90 days past due the modified terms, but the loan became current as of December 31, 2017. The remaining four loans defaulted as they were past their modified maturity dates, and the borrowers had not repaid the credits. The Bank has chosen not to extend the maturities on these loans. During the year ended December 31, 2016, all three loans defaulted because they were past their modified maturity dates, and the borrowers had not repaid the credits. At December 31, 2016, the Bank was in the process of granting addition extensions on these loans. The Bank had a specific valuation allowance of $1,000 and $111,000 at December 31, 2017 and 2016, respectively, related to the credits which defaulted during the related year ends.

(h) Purchased Credit Impaired Loans
The Company acquired certain loans and designated them as PCI loans, which are accounted for under FASB ASC 310-30. No loans acquired in the Premier and Puget Mergers were considered PCI.

The following table reflects the outstanding principal balance and recorded investment of the PCI loans at December 31, 2018 and December 31, 2017:

	December 31, 2018		December 31, 2017
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$6,319	$3,433	$8,818	$2,912
Owner-occupied commercial real estate	7,830	7,215	12,230	11,515
Non-owner occupied commercial real estate	8,685	7,059	14,295	13,342
Total commercial business	22,834	17,707	35,343	27,769
One-to-four family residential	3,169	3,315	4,120	5,255
Real estate construction and land development:
One-to-four family residential	67	380	841	89
Five or more family residential and commercial properties	188	43	2,361	2,035
Total real estate construction and land development	255	423	3,202	2,124
Consumer	2,203	3,462	3,974	5,455
Gross PCI loans	$28,461	$24,907	$46,639	$40,603
On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at the beginning of the year	$11,224	$13,860	$17,592
Accretion	(2,674)	(3,471)	(4,962)
Disposal and other	(2,871)	(2,758)	(3,329)
Reclassification from (to) nonaccreatable difference	3,814	3,593	4,559
Balance at the end of the year	$9,493	$11,224	$13,860
(i) Related Party Loans
In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates (collectively referred to as “related parties”).

Activity in related party loans for the years ended December 31, 2018, 2017 and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Balance outstanding at the beginning of year	$8,460	$19,917	$20,775
Elimination of outstanding loan balance due to change in related party status	—	(10,930)	—
Principal additions	211	—	738
Principal reductions	(304)	(527)	(1,596)
Balance outstanding at the end of year	$8,367	$8,460	$19,917
The Company had $592,000 and $750,000 of unfunded commitments to related parties as of December 31, 2018 and 2017, respectively. The Company did not have any borrowings from related parties at December 31, 2018 or 2017.

(j) Mortgage Banking Activities
The Bank originates one-to-four family residential loans. A portion of these loans are sold on the secondary market. The Bank does not retain servicing on loans sold in the secondary market. At December 31, 2018 and 2017, the balance of loans held for sale was $1.6 million and $2.3 million, respectively.
The following table presents information concerning the origination and sale of the Bank's one-to-four family residential loans and the gains from the sale of loans as a result of the Bank's mortgage banking activities:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
One-to-four family residential loans:
Originated (1)	$121,998	$144,066	$178,169
Sold	76,834	113,786	141,127
Gain on sale of loans, net (2)	2,403	3,412	3,723

(1)	Includes loans originated for sale in the secondary market or for the Bank's loan portfolio.

(2)	Excludes net gains on sales of SBA and other loans.
The Bank may additionally make commitments to fund one-to-four family residential loans (interest rate locks) to be sold into the secondary market. The contractual amounts of commitments to sell and fund with off-balance sheet risk at December 31, 2018 and 2017 were as follows:

	December 31, 2018	December 31, 2017
	(In thousands)
Commitments to sell mortgage loans	$3,910	$10,140

Commitments to fund mortgage loans (at interest rates approximating market rates) for portfolio or for sale:
Fixed rate	$6,593	$10,894
Variable or adjustable rate	1,008	56
Total commitments to fund mortgage loans	$7,601	$10,950
The fair values of freestanding derivatives related to the commitments to fund mortgage loans and sell at locked interest rates were not significant at December 31, 2018 or 2017.

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

	December 31, 2018	December 31, 2017
	(In thousands)
SBA loans serviced for others with participating interest, gross loan balance	$54,335	$53,809
SBA loans serviced for others with participating interest, participation balance owned by Bank (1)	12,715	12,394
(1) Included in the balances of total loans receivable, net on the Company's Consolidated Statements of Financial Condition.
The Company recognized $506,000, $467,000 and $460,000 of servicing fee income and fees from SBA loans serviced for others for the years ended December 31, 2018, 2017 and 2016, respectively. Servicing fee income is reported in other income on the Company's Consolidated Statements of Income.

(5)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio.
A summary of the changes in the allowance for loan losses during the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at the beginning of the year	$32,086	$31,083	$29,746
Charge-offs	(3,605)	(4,838)	(6,085)
Recoveries of loans previously charged-off	1,432	1,621	2,491
Provision for loan losses	5,129	4,220	4,931
Balance at the end of the year	$35,042	$32,086	$31,083

The following table details the activity in the allowance for loan losses disaggregated by segment and class for the year ended December 31, 2018:

	Balance at Beginning of Year	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Year
	(In thousands)
Commercial business:
Commercial and industrial	$9,910	$(1,250)	$901	$1,782	$11,343
Owner-occupied commercial real estate	3,992	(1)	7	900	4,898
Non-owner occupied commercial real estate	8,097	(149)	—	(478)	7,470
Total commercial business	21,999	(1,400)	908	2,204	23,711
One-to-four family residential	1,056	(45)	—	192	1,203
Real estate construction and land development:
One-to-four family residential	862	—	11	367	1,240
Five or more family residential and commercial properties	1,190	—	—	(236)	954
Total real estate construction and land development	2,052	—	11	131	2,194
Consumer	6,081	(2,160)	513	2,147	6,581
Unallocated	898	—	—	455	1,353
Total	$32,086	$(3,605)	$1,432	$5,129	$35,042

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of December 31, 2018:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$2,607	$7,913	$823	$11,343
Owner-occupied commercial real estate	1,142	3,063	693	4,898
Non-owner occupied commercial real estate	206	6,630	634	7,470
Total commercial business	3,955	17,606	2,150	23,711
One-to-four family residential	76	1,015	112	1,203
Real estate construction and land development:
One-to-four family residential	—	1,040	200	1,240
Five or more family residential and commercial properties	—	875	79	954
Total real estate construction and land development	—	1,915	279	2,194
Consumer	139	5,965	477	6,581
Unallocated	—	1,353	—	1,353
Total	$4,170	$27,854	$3,018	$35,042

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2018:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$22,642	$827,531	$3,433	$853,606
Owner-occupied commercial real estate	5,816	766,783	7,215	779,814
Non-owner occupied commercial real estate	6,276	1,291,128	7,059	1,304,463
Total commercial business	34,734	2,885,442	17,707	2,937,883
One-to-four family residential	279	98,169	3,315	101,763
Real estate construction and land development:
One-to-four family residential	899	101,451	380	102,730
Five or more family residential and commercial properties	—	112,687	43	112,730
Total real estate construction and land development	899	214,138	423	215,460
Consumer	527	391,556	3,462	395,545
Total	$36,439	$3,589,305	$24,907	$3,650,651
The following table details the activity in the allowance for loan losses disaggregated by segment and class for the year ended December 31, 2017:

	Balance at Beginning of Year	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Year
	(In thousands)
Commercial business:
Commercial and industrial	$10,968	$(859)	$792	$(991)	$9,910
Owner-occupied commercial real estate	3,661	(1,579)	155	1,755	3,992
Non-owner occupied commercial real estate	7,753	—	—	344	8,097
Total commercial business	22,382	(2,438)	947	1,108	21,999
One-to-four family residential	1,015	(30)	2	69	1,056
Real estate construction and land development:
One-to-four family residential	797	(556)	202	419	862
Five or more family residential and commercial properties	1,359	—	—	(169)	1,190
Total real estate construction and land development	2,156	(556)	202	250	2,052
Consumer	5,024	(1,814)	470	2,401	6,081
Unallocated	506	—	—	392	898
Total	$31,083	$(4,838)	$1,621	$4,220	$32,086

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of December 31, 2017:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,326	$7,558	$1,026	$9,910
Owner-occupied commercial real estate	621	2,557	814	3,992
Non-owner occupied commercial real estate	1,222	5,919	956	8,097
Total commercial business	3,169	16,034	2,796	21,999
One-to-four family residential	93	798	165	1,056
Real estate construction and land development:
One-to-four family residential	2	635	225	862
Five or more family residential and commercial properties	37	1,064	89	1,190
Total real estate construction and land development	39	1,699	314	2,052
Consumer	54	5,303	724	6,081
Unallocated	—	898	—	898
Total	$3,355	$24,732	$3,999	$32,086

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2017:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$11,999	$630,485	$2,912	$645,396
Owner-occupied commercial real estate	6,808	603,827	11,515	622,150
Non-owner occupied commercial real estate	16,019	957,233	13,342	986,594
Total commercial business	34,826	2,191,545	27,769	2,254,140
One-to-four family residential	299	81,443	5,255	86,997
Real estate construction and land development:
One-to-four family residential	1,247	50,649	89	51,985
Five or more family residential and commercial properties	645	94,819	2,035	97,499
Total real estate construction and land development	1,892	145,468	2,124	149,484
Consumer	442	349,194	5,455	355,091
Total	$37,459	$2,767,650	$40,603	$2,845,712
The following table details the activity in the allowance for loan losses disaggregated by segment and class for the year ended December 31, 2016:

	Balance at Beginning of Year	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Year
	(In thousands)
Commercial business:
Commercial and industrial	$9,972	$(3,265)	$1,844	$2,417	$10,968
Owner-occupied commercial real estate	4,370	(538)	—	(171)	3,661
Non-owner occupied commercial real estate	7,722	(350)	—	381	7,753
Total commercial business	22,064	(4,153)	1,844	2,627	22,382
One-to-four family residential	1,157	—	2	(144)	1,015
Real estate construction and land development:
One-to-four family residential	1,058	(100)	83	(244)	797
Five or more family residential and commercial properties	813	(54)	—	600	1,359
Total real estate construction and land development	1,871	(154)	83	356	2,156
Consumer	4,309	(1,778)	562	1,931	5,024
Unallocated	345	—	—	161	506
Total	$29,746	$(6,085)	$2,491	$4,931	$31,083

(6)	Other Real Estate Owned
Changes in other real estate owned during the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands
Balance at the beginning of the year	$—	$754	$2,019
Additions	434	32	1,431
Additions from acquisitions	1,796	—	—
Proceeds from dispositions	(198)	(930)	(2,486)
Gain on sale, net	—	144	173
Valuation adjustment	(49)	—	(383)
Balance at the end of the year	$1,983	$—	$754

At December 31, 2018, the carrying amount of other real estate owned that was the result of foreclosure and obtaining physical possession of residential real estate properties was $434,000. At December 31, 2018, there were no consumer mortgage loans secured by residential real estate properties (which would be included in the one-to-four family residential loans in Note (4) Loans Receivable) for which formal foreclosure proceedings were in process.

(7)        Premises and Equipment
A summary of premises and equipment is as follows:

	December 31, 2018	December 31, 2017
	(In thousands)
Land	$22,954	$21,483
Buildings and building improvements	69,315	50,984
Furniture, fixtures and equipment	25,354	20,894
Total premises and equipment	117,623	93,361
Less: Accumulated depreciation	36,523	33,036
Premises and equipment, net	$81,100	$60,325
Total depreciation expense on premises and equipment was $4.4 million, $3.9 million and $3.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The following table presents the change in goodwill for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at the beginning of the period	$119,029	$119,029	$119,029
Additions as a result of acquisitions (1)	121,910	—	—
Balance at the end of the period	$240,939	$119,029	$119,029

(1)	See Note (2) Business Combinations
At December 31, 2018, the Company’s step-one analysis concluded that the reporting unit’s fair value of the reporting unit exceeded the carrying value, such that the Company's goodwill was not considered impaired. Similarly, no goodwill impairment charges were required, or recorded, for the years ended December 31, 2017 and 2016. Even though there was no goodwill impairment at December 31, 2018, changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material impact on the Company’s operating results.
(b) Other Intangible Assets
The other intangible assets represent the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI was estimated to be ten years related to the acquisitions of Premier Commercial Bancorp, Puget Sound Bancorp, Washington Banking Company, and Valley Community Bancshares and estimated to be five years related to the acquisition of Northwest Commercial Bank.
The following table presents the change in other intangible assets for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at the beginning of the year	$6,088	$7,374	$8,789
Additions as a result of acquisitions (1)	18,345	—	—
Amortization	(3,819)	(1,286)	(1,415)
Balance at the end of the year	$20,614	$6,088	$7,374

(1)	See Note (2) Business Combinations

The estimated aggregate amortization expense related to these intangible assets for future years is as follows:

Year Ending December 31,
(In thousands)
2019	$4,001
2020	3,525
2021	3,111
2022	2,750
2023	2,435
Thereafter	4,792
$20,614

(9)	Deposits
Deposits consisted of the following:

	December 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest demand deposits	$1,362,268	30.7%	$944,791	27.8%
Interest bearing demand deposits	1,317,513	29.7	1,051,752	31.1
Money market accounts	765,316	17.3	499,618	14.7
Savings accounts	520,413	11.8	498,501	14.7
Total non-maturity deposits	3,965,510	89.5	2,994,662	88.3
Certificate of deposit accounts	466,892	10.5	398,398	11.7
Total deposits	$4,432,402	100.0%	$3,393,060	100.0%
Accrued interest payable on deposits was $144,000 and $124,000 as of December 31, 2018 and 2017, respectively and is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
Interest expense, by category, was as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Interest bearing demand deposits	$2,728	$1,812	$1,569
Money market accounts	1,654	682	749
Savings accounts	2,056	1,311	756
Certificate of deposit accounts	3,959	2,244	1,936
	$10,397	$6,049	$5,010
Scheduled maturities of certificates of deposit for future years are as follows:

Year Ending December 31,
(In thousands)
2019	$313,830
2020	93,675
2021	14,608
2022	24,914
2023	19,847
Thereafter	18
$466,892
Certificates of deposit issued in denominations equal to or in excess of $250,000 totaled $146.2 million and $113.7 million as of December 31, 2018 and 2017, respectively.

(10)	Junior Subordinated Debentures
As part of the acquisition of Washington Banking Company on May 1, 2014, the Company assumed trust preferred securities and junior subordinated debentures with a total fair value of $18.9 million at the merger date.
Washington Banking Master Trust, a Delaware statutory business trust, was a wholly-owned subsidiary of the Washington Banking Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debentures issued by the Washington Banking Company. During 2007, the Trust issued $25.0 million of trust preferred securities with a 30-year maturity, callable after the fifth year. The trust preferred securities have a quarterly adjustable rate based upon the three-month London Interbank Offered Rate (“LIBOR”) plus 1.56%. On the merger date, the Company acquired the Trust, which retained the Washington Banking

Master Trust name, and assumed the performance and observance of the covenants under the indenture related to the trust preferred securities.
The adjustable rate of the trust preferred securities at December 31, 2018 was 4.37%. The weighted average rate of the junior subordinated debentures was as follows for the indicated periods:

	Year Ended December 31,
	2018	2017	2016
Weighted average rate (1)	6.27%	5.11%	4.50%
(1) The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.
The junior subordinated debentures are the sole assets of the Trust and payments under the junior subordinated debentures are the sole revenues of the Trust. At December 31, 2018 and December 31, 2017, the balance of the junior subordinated debentures, net of unaccreted discount, was $20.3 million and $20.0 million, respectively. All of the common securities of the Trust are owned by the Company. Heritage has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. For financial reporting purposes, the Company's investment in the Master Trust is accounted for under the equity method and is included in prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition. The junior subordinated debentures issued and guaranteed by the Company and held by the Master Trust are reflected as liabilities on the Company's Consolidated Statements of Financial Condition.

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
The following table presents the Company's repurchase agreement obligations by class of collateral pledged:

	December 31, 2018	December 31, 2017
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$4,878	$—
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	9,335	11,239
Commercial	17,274	20,582
Total repurchase agreements	$31,487	$31,821
(1) Issued and guaranteed by U.S. Government-sponsored agencies.

(12)	Other Borrowings
(a) FHLB
The Federal Home Loan Bank ("FHLB") of Des Moines functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2018, the Bank maintained a credit facility with the FHLB of Des Moines with available borrowing capacity of $921.7 million. The Bank had no FHLB advances outstanding at December 31, 2018. At December 31, 2017 there were short-term FHLB advances outstanding of $92.5 million with maturity dates within 30 days.

The following table sets forth the details of FHLB advances during and as of the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
	(In thousands)
FHLB Advances:
Average balance during the year	$33,913	$105,646
Maximum month-end balance during the year	$154,500	$137,450
Weighted average rate during the year	1.98%	1.16%
Weighted average rate at the end of year	n/a	1.56%
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
(b) Federal Funds Purchased
The Bank maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank and Pacific Coast Bankers’ Bank to purchase federal funds of up to $90.0 million as of December 31, 2018. The lines generally mature annually or are reviewed annually. As of December 31, 2018 and 2017, there were no federal funds purchased.
(c) Credit Facilities
The Bank maintains a credit facility with the Federal Reserve Bank of San Francisco with available borrowing capacity of $37.4 million as of December 31, 2018. There were no borrowings outstanding as of December 31, 2018 or 2017. Any advances on the credit facility would have to be first secured by the Bank's investment securities or loans receivable.

(13)	Employee Benefit Plans
(a) 401(k) Plan
The Company provides its eligible employees with a 401(k) plan called "Heritage Financial Corporation 401(k) Profit Sharing Plan and Trust" (the “Plan”). The Company funds certain Plan costs as incurred.
The Plan includes the Company’s salary savings 401(k) plan for its employees. All employees hired may participate in the Plan the first of the month following thirty days of service. Participants may contribute a portion of their salary, which is matched by the Company at 50%, not to be greater than 3% of eligible compensation, up to certain Internal Revenue Service limits. A Roth feature was added to the plan in 2016. All participants are 100% vested in all accounts at all times. Employer matching contributions for the years ended December 31, 2018, 2017 and 2016 were $1.4 million, $1.1 million and $1.0 million, respectively.
The profit sharing portion of the Plan is a defined contribution retirement plan. All profit sharing and discretionary contributions are completely discretionary. Participants are eligible for profit sharing contributions upon credit of 1,000 hours of service during the plan year, the attainment of 18 years of age, and employment on the last day of the year. Employees are vested in profit sharing contributions in the same manner as employer matching contributions discussed above. For the years ended December 31, 2018, 2017 and 2016, the Company made no employer profit sharing contributions.
(b) Employment Agreements
The Company has entered into contracts with certain senior officers that provide benefits under certain conditions following termination without cause, and/or following a change in control of the Company.
(c) Deferred Compensation Plan
During 2012, the Company adopted a Deferred Compensation Plan, which provides its directors and select executive officers with the opportunity to defer current compensation. Under the Plan, participants are permitted to elect to defer compensation and the Company has the discretion to make additional contributions to the Plan on behalf of any participant based on a number of factors. Compensation expense under the Deferred Compensation Plan totaled $810,000, $652,000 and $540,000 for the years ended December 31, 2018, 2017 and 2016, respectively. The

Company’s contributions totaled $583,000, $453,000 and $521,000 for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, the carrying value of the obligation related to the deferred compensation plans was $3.7 million and $2.8 million, respectively.
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
The split-dollar life insurance projected benefit obligation is included in accrued expenses and other liabilities on the Company's Consolidated Statements of Financial Condition. As of December 31, 2018 and 2017, the carrying value of the obligation was $268,000 and $250,000, respectively.
(e) Salary Continuation Plan
In conjunction with the Premier Merger, the Company assumed an unfunded deferred compensation plan for select former Premier Commercial executive officers, some of which are current Heritage officers. Under the Salary Continuation Plan, the Company will pay each participant, or their beneficiary, specified benefits over specified periods beginning with the individual's termination of service due to retirement subject to early termination provisions. A liability is accrued for the obligation under this plan. As of December 31, 2018, the carrying value of the obligation was $4.6 million. The expense incurred for the Salary Continuation Plan was $184,000 during the year ended December 31, 2018. There was no expense incurred for the Salary Continuation Plan during the years ended December 31, 2017 and 2016.

(14)	Commitments and Contingencies
(a) Lease Commitments
The Bank leases certain premises and equipment under operating leases. Rental expense of leased premises and equipment was $6.1 million, $3.8 million and $4.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in occupancy and equipment expense on the Company's Consolidated Statements of Income.
The estimated future minimum annual rental commitments under noncancelable leases having an original or remaining term of more than one year are as follows:

Year Ending December 31,
(In thousands)
2019	$4,766
2020	4,251
2021	2,477
2022	1,704
2023	1,568
Thereafter	1,788
$16,554
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

The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	December 31, 2018	December 31, 2017
	(In thousands)
Commercial business:
Commercial and industrial	$568,215	$363,272
Owner-occupied commercial real estate	13,065	6,815
Non-owner occupied commercial real estate	13,621	13,543
Total commercial business	594,901	383,630
One-to-four family residential	—	—
Real estate construction and land development:
One-to-four family residential	59,772	38,160
Five or more family residential and commercial properties	95,535	86,787
Total real estate construction and land development	155,307	124,947
Consumer	239,822	204,625
Total outstanding commitments	$990,030	$713,202
(c) Variable Interests
The Company has two equity investments in Low-Income Housing Tax Credit partnerships ("LIHTCs") which are indirect federal subsidies that finance low-income housing projects. The Company reported the investments in the unconsolidated LIHTCs as prepaid expenses and other assets on the Company’s Statements of Financial Condition with carrying values of $50.9 million and $54.0 million as of December 31, 2018 and 2017, respectively. As a limited liability investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal income tax credits. The federal income tax credits are earned over a 10-year period as a result of the investment properties meeting certain criteria and are subject to recapture for noncompliance with such criteria over a 15-year period. The Company accounts for the LIHTCs under the proportional amortization method and amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance on the Company's Consolidated Statements of Income as a component of income tax expense. During the years ended December 31, 2018, 2017, and 2016 the Company recognized tax benefits of $2.4 million, $2.9 million and $640,000, respectively. See Note (21) Income Taxes for further information on tax benefits.
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
Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $31.5 million and $39.8 million at December 31, 2018 and 2017, respectively, and is reported as accrued expenses and other liabilities on the Company's Statements of Financial Condition. The Company expects to fund LIHTC commitments of $26.4 million during the year ended December 31, 2019 and $523,000 during the year ended December 31, 2020, with the remaining commitments of $4.5 million paid by December 31, 2034. There were no impairment losses on the Company’s LIHTC investments during the years ended December 31, 2018, 2017 or 2016.
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

The Company accounts for its NMTC on the equity method and reported the investment balance as prepaid expenses and other assets on the Company’s Statements of Financial Condition with carrying value of $25.7 million and $25.8 million at December 31, 2018 and December 31, 2017, respectively. The Company recorded investment income of $708,000, $735,000 and $740,000 during the years ended December 31, 2018, 2017 and 2016, respectively, in other income on the Company's Statements of Income.

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
The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2018 and December 31, 2017 are presented in the following table:

	December 31, 2018		December 31, 2017
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swaps with customer (1)	$171,798	$(1,643)	$146,537	$(882)
Interest rate swap with third party (1)	171,798	1,643	146,537	882
(1) The estimated fair value of the derivative included in prepaid and other assets on the Consolidated Statements of Financial Condition was $5.1 million and $3.4 million as of December 31, 2018 and 2017, respectively. The estimated fair value of the derivative included in accrued expenses and other liabilities on the Consolidated Statements of Financial Condition was $5.1 million and $3.4 million as of December 31, 2018 and 2017, respectively.

(16)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net income:
Net income	$53,057	$41,791	$38,918
Dividends and undistributed earnings allocated to participating securities	(321)	(293)	(358)
Net income allocated to common shareholders	$52,736	$41,498	$38,560
Basic:
Weighted average common shares outstanding	35,281,408	29,937,400	29,963,365
Restricted stock awards	(87,405)	(179,581)	(285,063)
Total basic weighted average common shares outstanding	35,194,003	29,757,819	29,678,302
Diluted:
Basic weighted average common shares outstanding	35,194,003	29,757,819	29,678,302
Effect of potentially dilutive common shares(1)	177,587	91,512	13,851
Total diluted weighted average common shares outstanding	35,371,590	29,849,331	29,692,153
(1) Represents the effect of the assumed exercise of stock options and vesting of restricted stock awards and units.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. For the years ended December 31, 2018 and December 31, 2017, there were no anti-dilutive shares outstanding related to options to acquire common stock. For the year ended December 31, 2016, anti-dilutive shares outstanding related to options to acquire common stock totaled 436. Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity for the years ended December 31, 2018, 2017 and 2016:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 27, 2016	$0.11	February 10, 2016	February 24, 2016
April 20, 2016	$0.12	May 5, 2016	May 19, 2016
July 20, 2016	$0.12	August 4, 2016	August 18, 2016
October 26, 2016	$0.12	November 8, 2016	November 22, 2016
October 26, 2016	$0.25	November 8, 2016	November 22, 2016	*
January 25, 2017	$0.12	February 9, 2017	February 23, 2017
April 25, 2017	$0.13	May 10, 2017	May 24, 2017
July 25, 2017	$0.13	August 10, 2017	August 24, 2017
October 25, 2017	$0.13	November 8, 2017	November 22, 2017
October 25, 2017	$0.10	November 8, 2017	November 22, 2017	*
January 24, 2018	$0.15	February 7, 2018	February 21, 2018
April 25, 2018	$0.15	May 10, 2018	May 24, 2018
July 24, 2018	$0.15	August 9, 2018	August 23, 2018
October 24, 2018	$0.17	November 7, 2018	November 21, 2018
October 24, 2018	$0.10	November 7, 2018	November 21, 2018	*
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
Since the inception of the eleventh plan, the Company has repurchased 579,996 shares at an average share prices of $16.67. No shares were repurchased under this plan during the years ended December 31, 2018 and 2017. During the year ended December 31, 2016, 138,000 shares were repurchased with an average share price of $17.16.
In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total repurchased shares for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
Repurchased shares to pay withholding taxes (1)	53,256	29,429	29,512
Stock repurchase to pay withholding taxes average share price	$31.99	$25.01	$17.82
(1) During the year ended December 31, 2018, the Company repurchased 26,741 shares related to the withholding taxes due on the accelerated vesting of the restricted stock units of Puget Sound which were converted to Heritage common stock shares with a share price of $31.80 under the terms of the Puget Sound Merger. See Note (2) Business Combinations. There were no shares repurchased as a result of the accelerated vesting of the restricted stock awards related to the Premier Merger.
(d) Issuance of Common Stock
In conjunction with the Premier Merger effective on July 2, 2018 and the Puget Sound Merger effective on January 16, 2018, Heritage issued 2,848,579 and 4,112,258 shares, respectively, of the Company's common stock at the merger date share price of $34.85 and $31.80, respectively, for a fair value of $99.3 million and $130.8 million, respectively.
In addition, common stock was issued during the years ended December 31, 2018, 2017 and 2016 related to the exercise of stock options and issuance of restricted stock awards as further described in Note (19) Stock-Based Compensation.

(17)	Accumulated Other Comprehensive Loss
The changes in accumulated other comprehensive (loss) income (“AOCI”), all of which are due to changes in the fair value of available for sale securities and are net of tax, during the years ended December 31, 2018, 2017 and 2016 are as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
	(In thousands)
Balance of AOCI at the beginning of the year	$(1,298)	$(2,606)	$2,559
Other comprehensive (loss) income before reclassification	(5,956)	1,530	(4,311)
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(108)	(4)	(854)
Net current period other comprehensive (loss) income	(6,064)	1,526	(5,165)
ASU 2016-01 and 2018-02 Implementations	(93)	(218)	—
Balance of AOCI at the end of the year	$(7,455)	$(1,298)	$(2,606)

(18)	Fair Value Measurements
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

Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017:

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$101,603	$15,936	$85,667	$—
Municipal securities	158,864	—	158,864	—
Mortgage backed securities and collateralized mortgage obligations:
Residential	331,602	—	331,602	—
Commercial	333,761	—	333,761	—
Corporate obligations	25,563	—	25,563	—
Other asset-backed securities	24,702		24,702	—
Total investment securities available for sale	976,095	15,936	960,159	—
Derivative assets - interest rate swaps	5,095	—	5,095	—
Liabilities
Derivative liabilities - interest rate swaps	$5,095	$—	$5,095	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$13,442	$—	$13,442	$—
Municipal securities	250,015	—	250,015	—
Mortgage backed securities and collateralized mortgage obligations:
Residential	280,211	—	280,211	—
Commercial	217,079	—	217,079	—
Collateralized loan obligations	4,580	—	4,580	—
Corporate obligations	16,770	—	16,770	—
Other securities	28,433	146	28,287	—
Total investment securities available for sale	810,530	146	810,384	—
Derivative assets - interest rate swaps	3,418	—	3,418	—
Liabilities
Derivative liabilities - interest rate swaps	$3,418	$—	$3,418	$—
There were no transfers between Level 1 and Level 2 during the years ended December 31, 2018 and 2017.

Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
The tables below represent assets measured at fair value on a nonrecurring basis at December 31, 2018 and December 31, 2017 and the net losses recorded in earnings during years ended December 31, 2018 and 2017:

	Basis(1)	Fair Value at December 31, 2018
		Total	Level 1	Level 2	Level 3	Net Losses Recorded in Earnings During the Year Ended December 31, 2018
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$117	$107	$—	$—	$107	$10
Non-owner occupied commercial real estate	1,378	1,102	—	—	1,102	150
Total commercial business	1,495	1,209	—	—	1,209	160
Consumer	9	7	—	—	7	8
Total assets measured at fair value on a nonrecurring basis	$1,504	$1,216	$—	$—	$1,216	$168

(1)	Basis represents the unpaid principal balance of impaired loans.

	Basis(1)	Fair Value at December 31, 2017
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Year Ended December 31, 2017
	(In thousands)
Impaired loans:
Real estate construction and land development:
One-to-four family residential	$976	$307	$—	$—	$307	$(558)
Total assets measured at fair value on a nonrecurring basis	$976	$307	$—	$—	$307	$(558)

(1)	Basis represents the unpaid principal balance of impaired loans.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2018 and December 31, 2017:

	December 31, 2018
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$1,216	Market approach	Adjustment for differences between the comparable sales	10.4% - (37.3%); (10.9%)

	December 31, 2017
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$307	Market approach	Adjustment for differences between the comparable sales	(91.5%) - (14.4%); (44.0%)

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

The tables below present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	December 31, 2018
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$161,910	$161,910	$161,910	$—	$—
Investment securities available for sale	976,095	976,095	15,936	960,159	—
Federal Home Loan Bank stock	6,076	N/A	N/A	N/A	N/A
Loans held for sale	1,555	1,605	—	1,605	—
Total loans receivable, net	3,619,118	3,614,348	—	—	3,614,348
Accrued interest receivable	15,403	15,403	68	4,091	11,244
Derivative assets - interest rate swaps	5,095	5,095	—	5,095	—
Equity security	114	114	114	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$3,965,510	$3,965,510	$3,965,510	$—	$—
Certificate of deposit accounts	466,892	470,222	—	470,222	—
Securities sold under agreement to repurchase	31,487	31,487	31,487	—	—
Junior subordinated debentures	20,302	20,500	—	—	20,500
Accrued interest payable	191	191	63	81	47
Derivative liabilities - interest rate swaps	5,095	5,095	—	5,095	—

	December 31, 2017
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$103,015	$103,015	$103,015	$—	$—
Investment securities available for sale	810,530	810,530	146	810,384	—
Federal Home Loan Bank stock	8,347	N/A	N/A	N/A	N/A
Loans held for sale	2,288	2,364	—	2,364	—
Total loans receivable, net	2,816,985	2,810,401	—	—	2,810,401
Accrued interest receivable	12,244	12,244	23	3,772	8,449
Derivative assets - interest rate swaps	3,418	3,418	—	3,418	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$2,994,662	$2,994,662	$2,994,662	$—	$—
Certificate of deposit accounts	398,398	397,039	—	397,039	—
Federal Home Loan Bank advances	92,500	92,500	—	92,500	—
Securities sold under agreement to repurchase	31,821	31,821	31,821	—	—
Junior subordinated debentures	20,009	18,500	—	—	18,500
Accrued interest payable	162	162	45	79	38
Derivative liabilities - interest rate swaps	3,418	3,418	—	3,418	—

(19)	Stock-Based Compensation
On July 24, 2014, the Company's shareholders approved the Heritage Financial Corporation 2014 Omnibus Equity Plan ("Equity Plan") that provides for the issuance of 1,500,000 shares of the Company's common stock in the form of stock options, stock appreciation rights, stock awards (which includes restricted stock units, restricted stock awards, performance units, performance shares or bonus shares) and cash incentive awards. The Company issues new shares of common stock to satisfy share option exercises and restricted stock awards. As of December 31, 2018, shares remain available for future issuance under the Equity Plan totaled 955,282.
(a) Stock Option Awards
Stock options generally vest ratably over three years and expire five years after they become exercisable or vest ratably over four years and expire ten years from date of grant. For the years ended December 31, 2018, 2017 and 2016, the Company did not recognize any compensation expense or related tax benefit related to stock options as all of the compensation expense related to the outstanding stock options had been previously recognized. The intrinsic value from options exercised during the years ended December 31, 2018, 2017 and 2016 was $202,000, $161,000 and $177,000, respectively. The cash proceeds from options exercised during the years ended December 31, 2018, 2017 and 2016 were $132,000, $164,000 and $540,000, respectively.

The following table summarizes the stock option activity for the years ended December 31, 2018, 2017 and 2016:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2015	79,408	$14.19
Exercised	(37,713)	14.31
Forfeited or expired	(4,200)	16.80
Outstanding at December 31, 2016	37,495	13.77
Exercised	(12,662)	12.97
Forfeited or expired	(1,602)	13.76
Outstanding at December 31, 2017	23,231	14.21
Exercised	(9,842)	13.45
Forfeited or expired	(831)	14.77
Outstanding, vested and expected to vest and exercisable at December 31, 2018	12,558	$14.77	1.39	$188
(b) Restricted Stock Awards
Restricted stock awards granted generally have a four-year cliff vesting or four-year ratable vesting schedule. For the years ended December 31, 2018, 2017 and 2016 the Company recognized compensation expense related to restricted stock awards of $907,000, $1.4 million and $1.8 million, respectively, and a related tax benefit of $191,000, $488,000 and $644,000, respectively. As of December 31, 2018, the total unrecognized compensation expense related to non-vested restricted stock awards was $556,000 and the related weighted average period over which the compensation expense is expected to be recognized is approximately 0.88 years. The vesting date fair value of the restricted stock awards that vested during the years ended December 31, 2018, 2017 and 2016 was $2.2 million, $2.9 million and $2.0 million, respectively.
The following table summarizes the restricted stock award activity for the years ended December 31, 2018, 2017 and 2016:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2015	264,521	$15.92
Granted	121,039	17.60
Vested	(112,516)	15.62
Forfeited	(11,748)	16.62
Nonvested at December 31, 2016	261,296	16.80
Vested	(113,479)	16.55
Forfeited	(10,418)	16.80
Nonvested at December 31, 2017	137,399	17.00
Vested	(67,877)	16.74
Forfeited	(3,489)	16.92
Nonvested at December 31, 2018	66,033	$17.28
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
Expected volatilities in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The Company used the following assumptions to estimate the fair value of PRSUs granted during February 2018 and 2017:

	2018	2017
Shares issued	5,550	6,089
Expected Term in Years	2.84	2.85
Weighted-Average Risk Free Interest Rate	2.39%	1.40%
Expected Dividend Yield	—%	—%
Weighted-Average Fair Value	27.69	24.39
Correlation coefficient	ABA NASDAQ Community Bank Index	ABA NASDAQ Community Bank Index
Range of peer company volatilities	18.99% - 51.42%	17.8% - 63.1%
Range of peer company correlation coefficients	28.16% - 94.29%	8.24% - 89.79%
Heritage volatility	22.30%	21.80%
Heritage correlation coefficient	76.44%	75.93%
For the year ended December 31, 2018 and 2017, the Company recognized compensation expense related to the units of $1.8 million and $712,000, respectively, and a related tax benefit of $387,000 and $249,000, respectively. As of December 31, 2018, the total unrecognized compensation expense related to non-vested units was $3.5 million and the related weighted-average period over which the compensation expense is expected to be recognized is approximately 2.17 years. The vesting date fair value of the units that vested during the year ended December 31, 2018 was $1.0 million. There were no PRSUs that vested during the years end December 31, 2018 and 2017.
The following table summarizes the unit activity for the year ended December 31, 2018 and 2017:

	Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2016	—	$—
Granted	92,356	25.31
Forfeited	(1,812)	25.35
Nonvested at December 31, 2017	90,544	25.31
Granted	125,633	30.62
Vested	(32,375)	25.44
Forfeited	(4,617)	27.82
Nonvested at December 31, 2018	179,185	$28.94

(20)	Cash Requirement
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The required reserve balance at December 31, 2018 and December 31, 2017 was $9.2 million and $60,000, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

(21)	Income Taxes
Income tax expense is substantially due to Federal income taxes as the provision for the state of Oregon income taxes is insignificant. Income tax expense for the years ended December 31, 2018, 2017 and 2016 consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current tax expense	$9,658	$12,171	$6,885
Deferred tax expense	1,372	6,185	6,918
Income tax expense	$11,030	$18,356	$13,803
A reconciliation of the Company's effective income tax rate with the Federal statutory income tax rate of 35% for the years 2017 and 2016 and 21% for the year 2018 is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Income tax expense at Federal statutory rate	$13,502	$21,051	$18,452
Tax-exempt instruments	(1,879)	(3,212)	(3,198)
Non-deductible acquisition costs	336	210	—
Federal tax credits and other benefits (1)	(515)	(1,510)	(931)
Effects of BOLI	(330)	(531)	(511)
Revaluation of net deferred tax assets		2,568	—
Other, net	(84)	(220)	(9)
Income tax expense	$11,030	$18,356	$13,803
(1) Federal tax credits are provided for under the NMTC program and LIHTC programs as described in Note (14) Commitments and Contingencies. Tax benefits related to these credits were recognized for financial reporting purposes in the same period that the credits were recognized in the Company's income tax returns. Other benefits include the proportional amortization of the LIHTC of $3.1 million, $2.2 million and $523,000, for the years ended December 31, 2018, 2017 and 2016, respectively.

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduced the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The corporate tax rate reduction was effective January 1, 2018. The Tax Act required a revaluation the Company’s deferred tax assets and liabilities to account for the future impact of lower corporate tax rates and other provisions of the legislation. As a result of the Company's revaluation, the net deferred tax asset was reduced through an increase to the provision for income tax during the year ended December 31, 2017.

The following table presents major components of the deferred income tax asset (liability) resulting from differences between financial reporting and tax basis:

	December 31, 2018	December 31, 2017
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$6,941	$6,699
Accrued compensation	3,379	1,779
Stock compensation	769	660
Net unrealized losses charged to other comprehensive income on securities	2,070	347
Market discount on purchased loans	1,054	539
Foregone interest on nonaccrual loans	811	471
Net operating loss carryforward acquired from NCB	336	270
Other Real Estate Owned	754	—
Other deferred tax assets	364	763
Total deferred tax assets	16,478	11,528
Deferred tax liabilities:
Deferred loan fees, net	(3,333)	(2,518)
Premises and equipment	(1,819)	(1,091)
FHLB stock	(569)	(557)
Goodwill and other intangible assets	(3,526)	(304)
Federal tax credits	(1,457)	(1,107)
Junior subordinated debentures	(1,176)	(1,215)
Other deferred tax liabilities	(540)	(847)
Total deferred tax liabilities	(12,420)	(7,639)
Deferred tax asset, net	$4,058	$3,889
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is required to be recognized for the portion of the deferred tax asset that will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2018, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management expects to realize the benefits of these deductible differences.
The Company had a net operating loss carryforward of $1.6 million and $1.3 million at December 31, 2018 and 2017, respectively, that will begin to expire in 2024. The Company is limited to the amount of the net operating loss carryforward that it can deduct each year. A tax planning strategy has been developed that management believes will enable the Company to deduct all of the net operating loss carryforwards prior to the expiration date. Based on these estimates, management has not recorded a valuation allowance as of December 31, 2018 and 2017.
As of December 31, 2018 and 2017, the Company had an insignificant amount of unrecognized tax benefits, none of which would materially affect its effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The amount of interest and penalties accrued as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 were immaterial.
The Company has qualified under provisions of the Internal Revenue Code to compute income taxes after deductions of additions to the bad debt reserves when it was registered as a Savings Bank. At December 31, 2018, the Company had a taxable temporary difference of approximately $2.8 million that arose before 1988 (base-year amount). In accordance with FASB ASC 740, a deferred tax liability of an estimated $980,000 has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

The Company and its subsidiary file a United States consolidated federal income tax return and an Oregon State income tax return, and the tax years subject to examination by the Internal Revenue Service are the years ended December 31, 2018, 2017, 2016 and 2015.

(22)	Regulatory Capital Requirements
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and operations. Management believes as of December 31, 2018, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2018 and December 31, 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of December 31, 2018:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$197,189	4.5%	N/A	N/A	$510,618	11.7%
Tier 1 leverage capital to average assets	201,920	4.0	N/A	N/A	530,920	10.5
Tier 1 capital to risk-weighted assets	262,918	6.0	N/A	N/A	530,920	12.1
Total capital to risk-weighted assets	350,558	8.0	N/A	N/A	566,268	12.9
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	197,004	4.5	284,561	6.5	513,993	11.7
Tier 1 leverage capital to average assets	203,339	4.0	254,174	5.0	513,993	10.1
Tier 1 capital to risk-weighted assets	262,671	6.0	350,229	8.0	513,993	11.7
Total capital to risk-weighted assets	350,229	8.0	437,786	10.0	549,341	12.5
As of December 31, 2017:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$154,522	4.5%	N/A	N/A	$386,689	11.3%
Tier 1 leverage capital to average assets	159,494	4.0	N/A	N/A	406,687	10.2
Tier 1 capital to risk-weighted assets	206,029	6.0	N/A	N/A	406,687	11.8
Total capital to risk-weighted assets	274,706	8.0	N/A	N/A	439,044	12.8
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	154,400	4.5	223,023	6.5	391,092	11.4
Tier 1 leverage capital to average assets	159,300	4.0	199,125	5.0	391,092	9.8
Tier 1 capital to risk-weighted assets	205,867	6.0	274,490	8.0	391,092	11.4
Total capital to risk-weighted assets	274,490	8.0	343,112	10.0	423,348	12.3
The Company is subject to capital adequacy requirements of the Basel Committee on Banking Supervision, commonly called Basel III. Under the capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%. In addition, both the Company and the Bank are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. Both the Company and the Bank are required to establish a “conservation buffer”, consisting of common equity Tier 1 capital of more than 2.5% above the minimum risk-based capital ratios. The capital conservation buffer is designed to ensure that banks build up capital buffers outside periods of stress which can be drawn down as losses are incurred. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The capital conservation buffer requirement began to be phased-in on January 1, 2016 when more than 0.625% of risk-weighted assets was required, and increases by 0.625% on each subsequent January 1, until it is fully phased-in on January 1, 2019. Certain calculations under the rules will also have phase-in periods. At December 31, 2018, the capital conservation buffer was 4.92% and 4.55% for the Company and the Bank, respectively.

(23)	Heritage Financial Corporation (Parent Company Only)
Following is the condensed financial statements of the Parent Company.

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Financial Condition

	December 31, 2018	December 31, 2017
	(In thousands)
ASSETS
Cash and interest earning deposits	$14,602	$11,904
Investment in subsidiary bank	764,097	512,655
Other assets	2,520	4,696
Total assets	$781,219	$529,255
LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$20,302	$20,009
Other liabilities	194	941
Total stockholders’ equity	760,723	508,305
Total liabilities and stockholders’ equity	$781,219	$529,255

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Income

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
INTEREST INCOME:
Interest and dividends on interest earning deposits and other assets	$7	$44	$34
Total interest income	7	44	34
INTEREST EXPENSE:
Junior subordinated debentures	1,263	1,014	880
Total interest expense	1,263	1,014	880
Net interest expense	(1,256)	(970)	(846)
NONINTEREST INCOME:
Dividends from subsidiary bank	30,000	23,000	30,000
Equity in undistributed income of subsidiary bank	29,258	21,755	11,848
Other income	22	—	—
Total noninterest income	59,280	44,755	41,848
NONONTEREST EXPENSE:
Professional services	3,063	768	385
Other expense	3,833	3,726	3,437
Total noninterest expense	6,896	4,494	3,822
Income before income taxes	51,128	39,291	37,180
Income tax benefit	(1,929)	(2,500)	(1,738)
Net income	$53,057	$41,791	$38,918

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$53,057	$41,791	$38,918
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary bank	(29,258)	(21,755)	(11,848)
Net excess tax benefit from exercise of stock options and vesting of restricted stock	—	—	(123)
Stock-based compensation expense	2,744	2,103	1,840
Net change in other assets and liabilities	1,735	(1,925)	(1,141)
Net cash provided by operating activities	28,278	20,214	27,646
Cash flows from investing activities:
Net cash received from acquisitions	1,782	—	—
Net cash provided by investing activities	1,782	—	—
Cash flows from financing activities:
Common stock cash dividends paid	(25,791)	(18,305)	(21,569)
Proceeds from exercise of stock options	133	164	540
Net excess tax benefit from exercise of stock options and vesting of restricted stock	—	—	123
Repurchase of common stock	(1,704)	(737)	(2,894)
Net cash used in financing activities	(27,362)	(18,878)	(23,800)
Net increase in cash and cash equivalents	2,698	1,336	3,846
Cash and cash equivalents at the beginning of year	11,904	10,568	6,722
Cash and cash equivalents at the end of year	$14,602	$11,904	$10,568

Supplemental non-cash disclosures of cash flow information:
Common stock issued for business combinations	$230,043	$—	$—
Capital contribution of net assets acquired in business combinations to Bank	228,261	—	—

(24)	Selected Quarterly Financial Data (Unaudited)
Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$43,247	$46,671	$54,576	$54,865
Interest expense	2,410	2,928	3,480	3,595
Net interest income	40,837	43,743	51,096	51,270
Provision for loan losses	1,152	1,750	1,065	1,162
Net interest income after provision for loan losses	39,685	41,993	50,031	50,108
Noninterest income	7,548	7,573	8,080	8,464
Noninterest expense	36,747	35,706	39,597	37,345
Income before provision for income taxes	10,486	13,860	18,514	21,227
Income tax expense	1,399	2,003	3,010	4,618
Net income	$9,087	$11,857	$15,504	$16,609
Basic earnings per common share	$0.27	$0.35	$0.42	$0.45
Diluted earnings per common share	0.27	0.35	0.42	0.45
Cash dividends declared on common stock	0.15	0.15	0.15	0.27

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$34,849	$36,041	$37,275	$39,544
Interest expense	1,717	1,907	2,333	2,389
Net interest income	33,132	34,134	34,942	37,155
Provision for loan losses	867	1,131	884	1,338
Net interest income after provision for loan losses	32,265	33,003	34,058	35,817
Noninterest income	7,363	10,709	8,443	9,064
Noninterest expense	27,223	27,809	27,955	27,588
Income before provision for income taxes	12,405	15,903	14,546	17,293
Income tax expense	3,089	4,075	3,922	7,270
Net income	$9,316	$11,828	$10,624	$10,023
Basic earnings per common share	$0.31	$0.40	$0.35	$0.33
Diluted earnings per common share	0.31	0.40	0.35	0.33
Cash dividends declared on common stock	0.12	0.13	0.13	0.23

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
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
Internal Control Over Financial Reporting
(a) Management’s report on internal control over financial reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance to our management and the board of directors regarding the preparation and fair presentation of published financial statements. Nonetheless, all internal control systems, no matter how well designed, have inherent limitations. Even systems determined to be effective as of a particular date can provide only reasonable assurance with respect to financial statement preparation and presentation and may not eliminate the need for restatements.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on these criteria.
As permitted, the Company excluded from its assessment the internal control over financial reporting the operations of Puget Sound Bancorp, Inc. and Premier Commercial Bancorp, which were acquired on January 16, 2018 and July 2, 2018, respectively.
Crowe LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, and their report is included in Item 8. Financial Statements And Supplementary Data.
(b) Attestation report of the registered public accounting firm.
See Item 8. Financial Statements And Supplementary Data.
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

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors of the registrant is incorporated by reference to the section entitled “Proposal 1 - Election of Directors” of our definitive proxy statement for the annual meeting of shareholders to be held on May 1, 2019 (“Proxy Statement”).
For information regarding the executive officers of the Company, see Item 1. Business—Executive Officers.”

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
The following table summarizes the consolidated activity within the Company’s stock-based compensation plans as of December 31, 2018, all of which were approved by shareholders.

Plan Category	Number of securities to be issued upon vesting of restricted stock awards	Number of securities to be issued upon vesting of restricted stock units	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans, all of which are approved by security holders	66,033	179,185	12,558	$14.77	955,282

ITEM 13.     CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions is incorporated by reference to the sections entitled “Meetings and Committees of the Board of Directors" and "Corporate Governance” of the Proxy Statement.
Our common stock is listed on the NASDAQ Global Select Market. In accordance with NASDAQ requirements, at least a majority of our directors must be independent directors. The Board of Directors has determined that 9 of our 10 directors are independent. Only Brian L. Vance, who serves as Chief Executive Officer of Heritage Financial Corporation, is not independent.

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

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
(1) Financial Statements: The Consolidated Financial Statements are included in Part II. Item 8. Financial Statements And Supplementary Data.
(2) Financial Statements Schedules: All schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or Notes.
(3) Exhibits: Included in schedule below.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
2.1	Agreement and Plan of Merger with Puget Sound Bancorp, Inc	8-K	2.1	7/27/17

2.2	Agreement and Plan of Merger with Premier Commercial Bancorp, Inc	8-K	2.1	3/9/2018

3.1	Amended and Restated Articles of Incorporation	8-K	3.1(B)	5/18/10

3.2	Amended and Restated Bylaws of the Company	8-K	3.2	10/3/16

4.1	Form of Certificate of Heritage's Common Stock (3)	S-1/A	-	10/29/97

10.1	Annual Incentive Compensation Plan	10-K	10.5	3/9/17

10.2	2010 Omnibus Equity Plan	S-8	-	5/27/10

10.3	Amended 2014 Omnibus Equity Plan	8-K	99.2	2/1/17

10.4	2014 Omnibus Equity Plan	DEF 14A	-	6/11/14

10.5	Form of Nonqualified Stock Option Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.6	2/1/17

10.6	Form of Nonqualified Stock Option Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	10-Q	10.8	8/8/14

10.7	Form of Restricted Stock Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.7	2/1/17

10.8	Form of Restricted Stock Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	10-Q	10.9	8/8/14

10.9	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.4	2/1/17

10.10	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	10-Q	10.10	8/8/14

10.11	Form of Performance-Based Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.3	2/1/17

10.12	Form of Cash Incentive Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.8	2/1/17

10.13	Form of Incentive Stock Option Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.5	2/1/17

10.14	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Brian L. Vance	8-K	10.1	12/22/16

10.15	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Jeffrey J. Deuel	8-K	10.2	12/22/16

10.16	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Donald J. Hinson	8-K	10.3	12/22/16

10.17	Deferred Compensation Plan and Participation Agreement by and between Heritage and Brian L. Vance	8-K	10.5	9/7/12

10.18	Deferred Compensation Plan and Participation Agreement by and between Heritage and Jeffrey J. Deuel	8-K	10.6	9/7/12

10.19	Deferred Compensation Plan and Participation Agreement by and between Heritage and Donald J. Hinson	8-K	10.7	9/7/12

10.20	Employment Agreement by and between Heritage and Brian L. Vance	8-K	10.1	9/7/12

10.21	Employment Agreement by and between Heritage and Jeffrey J. Deuel	8-K	10.2	9/7/12

10.22	Employment Agreement by and between Heritage and Donald J. Hinson	8-K	10.3	9/7/12

10.23	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and David A. Spurling	8-K	10.5	12/22/16

10.24	Employment Agreement by and between Heritage and David A. Spurling	8-K	10.1	1/6/14

10.25	Deferred Compensation Plan and Participation Agreement by and between Heritage and David A. Spurling	8-K	10.2	1/6/14

10.26	Employment Agreement by and between Heritage and Bryan McDonald	S-4		1/24/14

10.27	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Bryan D. McDonald	8-K	10.4	12/22/16

10.28	Deferred Compensation Plan and Participation Agreement by and between Heritage and Bryan D. McDonald	10-K	10.16	3/11/15

10.29	Form of Split Dollar Agreements, dated August 3, 2015, by and between Heritage and Brian L. Vance, Jeffrey J. Deuel, Donald J. Hinson, Bryan D. McDonald and David A. Spurling	10-Q	10.17	8/6/15

10.30	Deferred Compensation Plan and Participation Agreement Addendum by and between Heritage and David A. Spurling	8-K	10.1	12/22/15

10.31	Transitional Employment Agreement by and between Heritage and Brian L. Vance	8-K	10.1	7/10/18

10.32	Employment Agreement by and between Heritage and Jeffery J. Deuel	8-K	10.2	7/10/18

10.33	Employment Agreement by and between Heritage and Bryan McDonald	8-K	10.3	7/10/18

14.0	Code of Ethics and Conduct Policy (2)

21.0	Subsidiaries of the Company (1)

23.0	Consent of Independent Registered Public Accounting Firm (1)

24.0	Power of Attorney (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1) Filed herewith.
(2) Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Overview: Governance Documents.
(3) Exhibit not previously filed in electronic format.

ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2019.

HERITAGE FINANCIAL CORPORATION
(Registrant)

/S/ BRIAN L. VANCE
Brian L. Vance
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2019.

Principal Executive Officer:
/S/ BRIAN L. VANCE
Brian L. Vance
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
March 1, 2019