Form 10-Q
period 2019-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2019-05-09
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019 or

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:
As of May 1, 2019 there were 36,899,138 shares of the registrant's common stock, no par value per share, outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, no par value	HFWA	NASDAQ

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
March 31, 2019

FORWARD LOOKING STATEMENTS:
This Quarterly Report on Form 10-Q ("Form 10-Q") may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including but not limited to: customer and employee retention, which might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be effected by deterioration in the housing and commercial real estate markets, which may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses no longer being adequate to cover actual losses, and require us to increase our allowance for loan losses; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the bank regulators, including the possibility that any such regulatory authority may, among other things, initiate an enforcement action against the Company or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements on us, any of which could affect our ability to continue our growth through mergers, acquisitions or similar transactions and adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and implementing regulations, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules as a result of Basel III; our ability to control operating costs and expenses; increases in premiums for deposit insurance; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our Condensed Consolidated Statements of Financial Condition; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our growth strategies; increased competitive pressures among financial service companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission including our Annual Report on Form 10-K for the year ended December 31, 2018.
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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(In thousands, except shares)

	March 31, 2019	December 31, 2018
ASSETS
Cash on hand and in banks	$71,252	$92,704
Interest earning deposits	39,918	69,206
Cash and cash equivalents	111,170	161,910
Investment securities available for sale, at fair value	985,009	976,095
Loans held for sale	2,956	1,555
Loans receivable, net	3,696,431	3,654,160
Allowance for loan losses	(36,152)	(35,042)
Total loans receivable, net	3,660,279	3,619,118
Other real estate owned	1,904	1,983
Premises and equipment, net	80,130	81,100
Federal Home Loan Bank stock, at cost	7,377	6,076
Bank owned life insurance	94,099	93,612
Accrued interest receivable	15,621	15,403
Prepaid expenses and other assets	123,026	98,522
Other intangible assets, net	19,589	20,614
Goodwill	240,939	240,939
Total assets	$5,342,099	$5,316,927
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$4,393,715	$4,432,402
Federal Home Loan Bank advances	25,000	—
Junior subordinated debentures	20,375	20,302
Securities sold under agreement to repurchase	24,923	31,487
Accrued expenses and other liabilities	99,895	72,013
Total liabilities	4,563,908	4,556,204
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, no par value, 50,000,000 shares authorized; 36,899,138 and 36,874,055 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	591,767	591,806
Retained earnings	185,863	176,372
Accumulated other comprehensive income (loss), net	561	(7,455)
Total stockholders’ equity	778,191	760,723
Total liabilities and stockholders’ equity	$5,342,099	$5,316,927
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
INTEREST INCOME
Interest and fees on loans	$46,699	$38,159
Taxable interest on investment securities	5,823	3,529
Nontaxable interest on investment securities	950	1,341
Interest on other interest earning assets	356	218
Total interest income	53,828	43,247
INTEREST EXPENSE
Deposits	3,603	1,960
Junior subordinated debentures	354	283
Other borrowings	62	167
Total interest expense	4,019	2,410
Net interest income	49,809	40,837
Provision for loan losses	920	1,152
Net interest income after provision for loan losses	48,889	39,685
NONINTEREST INCOME
Service charges and other fees	4,485	4,543
Gain on sale of investment securities, net	15	35
Gain on sale of loans, net	252	874
Interest rate swap fees	—	51
Other income	2,656	2,045
Total noninterest income	7,408	7,548
NONINTEREST EXPENSE
Compensation and employee benefits	21,914	21,367
Occupancy and equipment	5,458	4,627
Data processing	2,173	2,605
Marketing	1,098	808
Professional services	1,173	2,837
State/municipal business and use taxes	798	688
Federal deposit insurance premium	285	355
Other real estate owned, net	86	—
Amortization of intangible assets	1,025	795
Other expense	2,515	2,665
Total noninterest expense	36,525	36,747
Income before income taxes	19,772	10,486
Income tax expense	3,220	1,399
Net income	$16,552	$9,087
Basic earnings per common share	$0.45	$0.27
Diluted earnings per common share	$0.45	$0.27
Dividends declared per common share	$0.18	$0.15
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Net income	$16,552	$9,087
Change in fair value of investment securities available for sale, net of tax of $2,145 and $(2,008), respectively	8,028	(7,516)
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $(3) and $(8), respectively	(12)	(27)
Other comprehensive income (loss)	8,016	(7,543)
Comprehensive income	$24,568	$1,544
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except per share amounts)

	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss), net	Total stock- holders’ equity
Balance at December 31, 2017	29,928	$360,590	$149,013	$(1,298)	$508,305
Restricted stock units vested, net of forfeitures of restricted stock awards	22	—	—	—	—
Exercise of stock options	1	21	—	—	21
Stock-based compensation expense	—	623	—	—	623
Common stock repurchased	(45)	(1,438)	—	—	(1,438)
Net income	—	—	9,087	—	9,087
Other comprehensive loss, net of tax	—	—	—	(7,543)	(7,543)
Common stock issued in business combination	4,112	130,770	—	—	130,770
Cash dividends declared on common stock ($0.15 per share)	—	—	(5,117)	—	(5,117)
Effects of implementation of accounting change related to equity investments, net	—	—	93	(93)	—
Balance at March 31, 2018	34,018	$490,566	$153,076	$(8,934)	$634,708

Balance at December 31, 2018	36,874	$591,806	$176,372	$(7,455)	$760,723
Restricted stock units vested, net of forfeitures of restricted stock awards	49	—	—	—	—
Exercise of stock options	2	22	—	—	22
Stock-based compensation expense	—	741	—	—	741
Common stock repurchased	(26)	(802)	—	—	(802)
Net income	—	—	16,552	—	16,552
Other comprehensive income, net of tax	—	—	—	8,016	8,016
Cash dividends declared on common stock ($0.18 per share)	—	—	(6,662)	—	(6,662)
Effects of implementation of accounting change related to operating leases	—	—	(399)	—	(399)
Balance at March 31, 2019	36,899	$591,767	$185,863	$561	$778,191
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$16,552	$9,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, amortization of securities available for sale, and amortization of discount of junior subordinated debentures	2,234	2,631
Changes in net deferred loan costs, net of amortization	276	9
Provision for loan losses	920	1,152
Net change in accrued interest receivable, prepaid expenses and other assets, and accrued expenses and other liabilities	1,345	(4,191)
Stock-based compensation expense	741	623
Amortization of intangible assets	1,025	795
Origination of loans held for sale	(8,607)	(20,380)
Proceeds from sale of loans	7,458	20,651
Earnings on bank owned life insurance	(487)	(335)
Gain on sale of loans, net	(252)	(874)
Gain on sale of investment securities, net	(15)	(35)
Impairment of right of use asset	117	—
Loss on sale or write-off of premises and equipment, net	5	6
Net cash provided by operating activities	21,312	9,139
Cash flows from investing activities:
Loans originated, net of principal payments	(42,357)	(46,959)
Maturities, calls and payments of investment securities available for sale	47,004	24,443
Purchase of investment securities available for sale	(57,606)	(69,352)
Purchase of premises and equipment	(1,030)	(2,146)
Proceeds from sales of other loans	—	2,813
Proceeds from sales of other real estate owned	79	—
Proceeds from sales of investment securities available for sale	10,932	103,032
Proceeds from redemption of Federal Home Loan Bank stock	2,276	10,130
Purchases of Federal Home Loan Bank stock	(3,577)	(7,984)
Capital contributions to low-income housing tax credit partnerships and new market tax credit partnerships, net	(80)	(7,696)
Net cash received from acquisitions	—	80,133
Net cash (used in) provided by investing activities	(44,359)	86,414
Cash flows from financing activities:
Net (decrease) increase in deposits	(38,687)	5,796
Federal Home Loan Bank advances	76,900	191,450
Repayments of Federal Home Loan Bank advances	(51,900)	(253,250)
Common stock cash dividends paid	(6,662)	(5,117)
Net decrease in securities sold under agreement to repurchase	(6,564)	(5,721)
Proceeds from exercise of stock options	22	21
Repurchase of common stock	(802)	(1,438)
Net cash used in financing activities	(27,693)	(68,259)

	Three Months Ended March 31,
	2019	2018
Net (decrease) increase in cash and cash equivalents	(50,740)	27,294
Cash and cash equivalents at beginning of period	161,910	103,015
Cash and cash equivalents at end of period	$111,170	$130,309

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,801	$2,398
Cash paid for income taxes	—	—

Supplemental non-cash disclosures of cash flow information:
Transfers of properties held for sale recorded in premises and equipment, net to prepaid expenses and other assets	763	—
Business Combinations:
Common stock issued for business combinations	—	130,770
Assets acquired (liabilities assumed) in acquisitions:
Investment securities available for sale	—	80,353
Loans receivable	—	388,462
Premises and equipment	—	732
Federal Home Loan Bank stock	—	623
Accrued interest receivable	—	1,448
Bank owned life insurance	—	6,264
Prepaid expenses and other assets	—	1,354
Other intangible assets	—	11,270
Deposits	—	(505,885)
Accrued expenses and other liabilities	—	(2,504)
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
Heritage Financial Corporation ("Heritage" or the “Company”) is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank (the “Bank”). The Bank is a Washington-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is headquartered in Olympia, Washington and conducts business from its 63 branch offices as of March 31, 2019 located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas.
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

(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Annual Form 10-K”). In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. In preparing the unaudited Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ significantly from those estimates.

(c) Significant Accounting Policies
The significant accounting policies used in preparation of the Company's Condensed Consolidated Financial Statements are disclosed in the 2018 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies from those contained in the 2018 Annual Form 10-K, except for the accounting policy relating to operating leases adopted January 1, 2019, as discussed below.
Operating leases
The Company enters into noncancelable operating lease agreements, related to certain banking offices, back-office operational facilities, office equipment, and sublease agreements. The agreements are recorded as right of use assets and liabilities within prepaid expenses and other assets and accrued expenses and other liabilities, respectively, in the Condensed Consolidated Statements of Financial Condition. The Company elected an exclusion policy for right of use assets and liabilities for operating leases with a term of twelve months or less and a capitalization threshold policy for total contractual lease payments of $25,000 or more. The Company does not account for any leases at a portfolio level. The balance of right of use assets and liabilities was $28.4 million and $29.5 million, respectively, as of March 31, 2019.

(d) Recently Issued Accounting Pronouncements
FASB ASU 2016-02, Leases (Topic 842), as amended by ASU 2017-13, 2018-01, 2018-10, ASU 2018-11, and ASU 2019-01 was originally issued in February 2016, to increase transparency and comparability of leases among organizations and to disclose key information about leasing arrangements. The Update sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Company adopted the Update on January 1, 2019 and elected an exclusion accounting policy for lease assets and lease liabilities for leases with a term of twelve months or less and the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward the historical determination of contracts as leases, lease classification and not reassess initial direct costs for historical lease arrangements. The Company applied a capitalization threshold policy of total contractual lease payments of $25,000 or more for recognition under the Update. The adoption of this ASU resulted in the recognition of operating lease right of use assets and liabilities of approximately $29.2 million and $29.8 million, respectively, in prepaid expenses and other assets and accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition related to certain banking offices, back-office operational facilities, office equipment and sublease agreements under noncancelable operating lease agreements. This change also resulted in a $399,000 net of tax cumulative-effect adjustment to beginning retained earnings under the modified retrospective approach. As a result of electing this transition method, prior periods have not been restated.
FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, was issued in June 2016. Commonly referred to as the current expected credit loss model ("CECL"), this Update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. For public business entities, the Update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for fiscal years after December 15, 2018. The Company is anticipating adopting the Update on January 1, 2020. Upon adoption, the Company expects a change in the processes, internal controls and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on PCI loans; however, the Company is still in the process of determining the magnitude of the increase and its impact on the Condensed Consolidated Financial Statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. During 2017, the Company's management created a CECL steering committee to develop and implement processes and procedures to ensure it is fully compliant with the amendments at the adoption date. During 2018, the CECL steering committee selected a vendor to assist the Company in the adoption, completed the implementation discovery sessions, and selected appropriate methodologies. During 2019, the CECL steering committee is compiling necessary historical loan data and is in the process of reviewing qualitative factors. The Company anticipates running parallel existing ALLL and CECL models using second quarter 2019 data.
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
There were no acquisitions or mergers completed during the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company completed the acquisition of Puget Sound Bancorp. The Premier Merger was completed during the three months ended September 30, 2018 and is included below for comparability of results for the quarter ended March 31, 2019 compared to March 31, 2018. The Company finalized the purchase price allocation for both mergers as of December 31, 2018.

Puget Sound Merger:
The Puget Sound Merger was effective on January 16, 2018. As of the acquisition date, Puget Sound merged into Heritage and Puget Sound Bank merged into Heritage Bank. The Puget Sound Merger resulted in $68.5 million of goodwill.
During the three months ended March 31, 2019 and 2018, the Company incurred acquisition-related costs of approximately $75,000 and $4.5 million, respectively, for the Puget Sound Merger.
Premier Merger:
The Premier Merger was effective on July 2, 2018. As of the acquisition date, Premier merged into Heritage and Premier Commercial Bank merged into Heritage Bank. The Premier Merger resulted in $53.4 million of goodwill.
During the three months ended March 31, 2019 and 2018, the Company incurred acquisition-related costs of approximately $57,000 and $317,000, respectively, for the Premier Merger.

(3)	Investment Securities
(a) Securities by Type and Maturity
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2019
U.S. Treasury and U.S. Government-sponsored agencies	$98,900	$398	$(44)	$99,254
Municipal securities	144,399	2,590	(127)	146,862
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	349,189	1,224	(3,555)	346,858
Commercial	342,102	2,417	(2,891)	341,628
Corporate obligations	25,684	223	(20)	25,887
Other asset-backed securities	24,023	500	(3)	24,520
Total	$984,297	$7,352	$(6,640)	$985,009

December 31, 2018
U.S. Treasury and U.S. Government-sponsored agencies	$101,595	$155	$(147)	$101,603
Municipal securities	158,461	1,209	(806)	158,864
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	337,295	426	(6,119)	331,602
Commercial	338,250	1,035	(5,524)	333,761
Corporate obligations	25,662	36	(135)	25,563
Other asset-backed securities	24,278	424	—	24,702
Total	$985,541	$3,285	$(12,731)	$976,095

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.

There were no securities classified as trading or held to maturity at March 31, 2019 or December 31, 2018.
The amortized cost and fair value of investment securities available for sale at March 31, 2019, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$31,994	$31,967
Due after one year through five years	207,244	207,852
Due after five years through ten years	274,601	275,127
Due after ten years	470,458	470,063
Total	$984,297	$985,009
(b) Unrealized Losses and Other-Than-Temporary Impairments
The following table shows the gross unrealized losses and fair value of the Company's investment securities available for sale that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of March 31, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
March 31, 2019
U.S. Treasury and U.S. Government-sponsored agencies	$5,079	$(23)	$2,411	$(21)	$7,490	$(44)
Municipal securities	827	(4)	31,990	(123)	32,817	(127)
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	27,725	(170)	184,166	(3,385)	211,891	(3,555)
Commercial	23,798	(231)	174,130	(2,660)	197,928	(2,891)
Corporate obligations	3,874	(12)	1,992	(8)	5,866	(20)
Other asset-backed securities	1,881	(3)	—	—	1,881	(3)
Total	$63,184	$(443)	$394,689	$(6,197)	$457,873	$(6,640)

December 31, 2018
U.S. Treasury and U.S. Government-sponsored agencies	$46,992	$(58)	$7,350	$(89)	$54,342	$(147)
Municipal securities	31,157	(159)	38,792	(647)	69,949	(806)
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	66,620	(247)	193,726	(5,872)	260,346	(6,119)
Commercial	43,531	(272)	190,585	(5,252)	234,116	(5,524)
Corporate obligations	13,736	(87)	1,951	(48)	15,687	(135)
Total	$202,036	$(823)	$432,404	$(11,908)	$634,440	$(12,731)
(1) Issued and guaranteed by U.S. Government-sponsored agencies.

The Company has evaluated these investment securities available for sale as of March 31, 2019 and December 31, 2018 and has determined that the decline in their value is not other-than-temporary. The unrealized losses are primarily due to increases in market interest rates. The fair value of these securities is expected to recover as the securities approach their maturity date. None of the underlying issuers of the municipal securities and corporate obligations had credit ratings that were below investment grade levels at March 31, 2019 or December 31, 2018. The Company has the ability and intent to hold the investments until recovery of the securities' amortized cost, which may be the maturity date of the securities.
For the three months ended March 31, 2019 and 2018, there were no other-than-temporary charges recorded to net income.

(c) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of securities available for sale for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Gross realized gains	$89	$104
Gross realized losses	(74)	(69)
Net realized gains	$15	$35

(d) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state to secure public deposits	$198,226	$198,044	$199,026	$196,786
Repurchase agreements	47,209	46,872	48,173	47,407
Other securities pledged	20,533	20,549	20,778	20,482
Total	$265,968	$265,465	$267,977	$264,675

(4)	Loans Receivable
(a) Loan Origination/Risk Management
The Company originates loans in the ordinary course of business and has also acquired loans through mergers and acquisitions. Disclosures related to the Company's recorded investment in loans receivable generally exclude accrued interest receivable and net deferred fees or costs as they were deemed insignificant.
Loans acquired in a business combination are further classified as “purchased” loans. Loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected are accounted for under FASB ASC 310-30, Receivables—Loans and Debt Securities Acquired with Deteriorated Credit Quality. These loans are identified as "PCI" loans. Loans purchased that are not accounted for under FASB ASC 310-30 are accounted for under FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs, and are referred to as "non-PCI" loans. There were no PCI loans acquired in the Premier and Puget Mergers.
The Company categorizes loans in one of the four segments of the total loan portfolio: commercial business, one-to-four family residential, real estate construction and land development and consumer. Within these segments are classes of loans for which management monitors and assesses credit risk in the loan portfolios.

Loans receivable at March 31, 2019 and December 31, 2018 consisted of the following portfolio segments and classes:

	March 31, 2019	December 31, 2018
	(In thousands)
Commercial business:
Commercial and industrial	$838,403	$853,606
Owner-occupied commercial real estate	785,316	779,814
Non-owner occupied commercial real estate	1,335,596	1,304,463
Total commercial business	2,959,315	2,937,883
One-to-four family residential	106,502	101,763
Real estate construction and land development:
One-to-four family residential	110,699	102,730
Five or more family residential and commercial properties	126,379	112,730
Total real estate construction and land development	237,078	215,460
Consumer	390,303	395,545
Gross loans receivable	3,693,198	3,650,651
Net deferred loan costs	3,233	3,509
Loans receivable, net	3,696,431	3,654,160
Allowance for loan losses	(36,152)	(35,042)
Total loans receivable, net	$3,660,279	$3,619,118
(b) Concentrations of Credit
As of March 31, 2019 and December 31, 2018, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.
(c) Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of the loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans and (v) the general economic conditions of the United States of America, and specifically the states of Washington and Oregon. The Company utilizes a risk grading matrix to assign a risk grade to each loan on a scale of 1 to 10. Risk grades are aggregated to create the risk categories of "Pass" for grades 1 to 6, Other Asset Especially Mentioned ("OAEM") for grade 7, "Substandard" for grade 8, "Doubtful" for grade 9 and "Loss" for grade 10.

The following tables present the balance of loans receivable by credit quality indicator as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Pass	OAEM	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$780,469	$11,594	$46,340	$—	$838,403
Owner-occupied commercial real estate	747,294	22,576	15,446	—	785,316
Non-owner occupied commercial real estate	1,310,310	15,149	10,137	—	1,335,596
Total commercial business	2,838,073	49,319	71,923	—	2,959,315
One-to-four family residential	105,158	—	1,344	—	106,502
Real estate construction and land development:
One-to-four family residential	109,748	—	951	—	110,699
Five or more family residential and commercial properties	126,330	49	—	—	126,379
Total real estate construction and land development	236,078	49	951	—	237,078
Consumer	385,674	—	4,105	524	390,303
Gross loans receivable	$3,564,983	$49,368	$78,323	$524	$3,693,198

	December 31, 2018
	Pass	OAEM	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$788,395	$16,168	$49,043	$—	$853,606
Owner-occupied commercial real estate	741,227	27,724	10,863	—	779,814
Non-owner occupied commercial real estate	1,283,077	9,438	11,948	—	1,304,463
Total commercial business	2,812,699	53,330	71,854	—	2,937,883
One-to-four family residential	100,401	—	1,362	—	101,763
Real estate construction and land development:
One-to-four family residential	101,519	258	953	—	102,730
Five or more family residential and commercial properties	112,678	52	—	—	112,730
Total real estate construction and land development	214,197	310	953	—	215,460
Consumer	390,808	—	4,213	524	395,545
Gross loans receivable	$3,518,105	$53,640	$78,382	$524	$3,650,651
Potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is closely monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans may include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of FASB ASC 310-30. Potential problem loans as of March 31, 2019 and December 31, 2018 were $94.1 million and $101.3 million, respectively.

(d) Nonaccrual Loans
Nonaccrual loans, segregated by segments and classes of loans, were as follows as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(In thousands)
Commercial business:
Commercial and industrial	$9,394	$6,639
Owner-occupied commercial real estate	4,465	4,212
Non-owner occupied commercial real estate	2,445	1,713
Total commercial business	16,304	12,564
One-to-four family residential	68	71
Real estate construction and land development:
One-to-four family residential	923	899
Total real estate construction and land development	923	899
Consumer	166	169
Nonaccrual loans	$17,461	$13,703
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

The balances of past due loans, segregated by segments and classes of loans, as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$550	$3,593	$4,143	$834,260	$838,403
Owner-occupied commercial real estate	1,677	349	2,026	783,290	785,316
Non-owner occupied commercial real estate	3,283	1,843	5,126	1,330,470	1,335,596
Total commercial business	5,510	5,785	11,295	2,948,020	2,959,315
One-to-four family residential	38	—	38	106,464	106,502
Real estate construction and land development:
One-to-four family residential	105	258	363	110,336	110,699
Five or more family residential and commercial properties	—	—	—	126,379	126,379
Total real estate construction and land development	105	258	363	236,715	237,078
Consumer	1,347	17	1,364	388,939	390,303
Gross loans receivable	$7,000	$6,060	$13,060	$3,680,138	$3,693,198

	December 31, 2018
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,988	$2,281	$5,269	$848,337	$853,606
Owner-occupied commercial real estate	563	600	1,163	778,651	779,814
Non-owner occupied commercial real estate	5,347	1,461	6,808	1,297,655	1,304,463
Total commercial business	8,898	4,342	13,240	2,924,643	2,937,883
One-to-four family residential	227	—	227	101,536	101,763
Real estate construction and land development:
One-to-four family residential	665	234	899	101,831	102,730
Five or more family residential and commercial properties	—	—	—	112,730	112,730
Total real estate construction and land development	665	234	899	214,561	215,460
Consumer	2,568	—	2,568	392,977	395,545
Gross loans receivable	$12,358	$4,576	$16,934	$3,633,717	$3,650,651
There were no loans 90 days or more past due that were still accruing interest as of March 31, 2019 or December 31, 2018, excluding PCI loans.

(f) Impaired loans
Impaired loans include nonaccrual loans and performing troubled debt restructured ("TDR") loans. The balances of impaired loans as of March 31, 2019 and December 31, 2018 are set forth in the following tables:

	March 31, 2019
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$4,791	$17,844	$22,635	$24,051	$2,780
Owner-occupied commercial real estate	463	5,591	6,054	6,451	1,347
Non-owner occupied commercial real estate	5,163	1,800	6,963	7,032	228
Total commercial business	10,417	25,235	35,652	37,534	4,355
One-to-four family residential	—	274	274	289	74
Real estate construction and land development:
One-to-four family residential	923	—	923	1,020	—
Total real estate construction and land development	923	—	923	1,020	—
Consumer	—	598	598	607	151
Total	$11,340	$26,107	$37,447	$39,450	$4,580

	December 31, 2018
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$2,523	$20,119	$22,642	$24,176	$2,607
Owner-occupied commercial real estate	816	5,000	5,816	6,150	1,142
Non-owner occupied commercial real estate	3,352	2,924	6,276	6,414	206
Total commercial business	6,691	28,043	34,734	36,740	3,955
One-to-four family residential	—	279	279	293	76
Real estate construction and land development:
One-to-four family residential	899	—	899	1,662	—
Total real estate construction and land development	899	—	899	1,662	—
Consumer	—	527	527	538	139
Total	$7,590	$28,849	$36,439	$39,233	$4,170

The average recorded investment of impaired loans for the three months ended March 31, 2019 and 2018 are set forth in the following table:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Commercial business:
Commercial and industrial	$22,639	$14,261
Owner-occupied commercial real estate	5,935	12,841
Non-owner occupied commercial real estate	6,619	10,358
Total commercial business	35,193	37,460
One-to-four family residential	277	297
Real estate construction and land development:
One-to-four family residential	911	1,197
Five or more family residential and commercial properties	—	322
Total real estate construction and land development	911	1,519
Consumer	562	411
Total	$36,943	$39,687
For the three months ended March 31, 2019 and 2018, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three months ended March 31, 2019 and 2018, the Bank recorded $301,000 and $326,000, respectively, of interest income related to performing TDR loans.
(g) Troubled Debt Restructured Loans
The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR loans as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
TDR loans	$19,986	$5,488	$22,736	$6,943
Allowance for loan losses on TDR loans	2,181	601	2,257	658
The unfunded commitment to borrowers related to TDR loans was $1.4 million and $943,000 at March 31, 2019 and December 31, 2018, respectively.

Loans that were modified as TDR loans during the three months ended March 31, 2019 and 2018 are set forth in the following table:

	Three Months Ended March 31,
	2019		2018
	Number of Contracts (1)	Recorded Investment (1)(2)	Number of Contracts (1)	Recorded Investment (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	9	$10,100	9	$4,323
Owner-occupied commercial real estate	2	934	—	—
Non-owner occupied commercial real estate	1	2,112	1	2,201
Total commercial business	12	13,146	10	6,524
Real estate construction and land development:
One-to-four family residential	2	665	—	—
Total real estate construction and land development	2	665	—	—
Consumer	6	122	3	78
Total loans modified as TDR loans	20	$13,933	13	$6,602

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three months ended March 31, 2019 and 2018.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. There were no advances on these types of loans during the three months ended March 31, 2019 and 2018.

The table above includes 11 loans that were previously reported as TDR loans. The Bank typically grants shorter extension periods to continually monitor these TDR loans despite the fact that the extended date might not be the date the Bank expects sufficient cash flow from these borrowers. The Bank does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted. Of the remaining first-time TDR loans, the concessions granted largely consisted of maturity extensions, interest rate modifications or a combination of both. The potential losses related to TDR loans are considered in the period the loan was first reported as a TDR loan and are adjusted, as necessary, in the current period based on more recent information. The related specific valuation allowance at March 31, 2019 for loans that were modified as TDR loans during the three months ended March 31, 2019 was $1.6 million.

Loans that were modified during the previous twelve months that subsequently defaulted during the three months ended March 31, 2019 and 2018 are set forth in the following table:

	Three Months Ended March 31,
	2019		2018
	Number of Contracts	Recorded Investments	Number of Contracts	Recorded Investments
	(Dollars in thousands)
Commercial business:
Commercial and industrial	1	$829	1	$283
Owner-occupied properties	1	717	—	—
Non-owner occupied commercial real estate	1	601	1	75
Total commercial business	3	2,147	2	358
Real estate construction and land development:
One-to-four family residential	—	—	2	838
Total real estate construction and land development	—	—	2	838
Total	3	$2,147	4	$1,196

During the three months ended March 31, 2019, the three loans defaulted because each was past its modified maturity date, and the borrower has not subsequently repaid the credits. The Bank has chosen not to further extend the maturity date on these loans. The Bank had a $314,000 specific valuation allowance at March 31, 2019 related to these TDR loans which defaulted during the three months ended March 31, 2019.
During the three months ended March 31, 2018, the four loans defaulted because they were past their modified maturity dates and the borrowers had not subsequently repaid the credits. The Bank had chosen not to extend the maturities on these loans. The Bank had no specific valuation allowance at March 31, 2018 related to these TDR loans which defaulted during the three months ended March 31, 2018.

(h) Purchased Credit Impaired Loans
The following table reflects the outstanding principal balance and recorded investment of the PCI loans at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$5,521	$2,713	$6,319	$3,433
Owner-occupied commercial real estate	7,938	7,483	7,830	7,215
Non-owner occupied commercial real estate	8,245	6,651	8,685	7,059
Total commercial business	21,704	16,847	22,834	17,707
One-to-four family residential	3,097	3,251	3,169	3,315
Real estate construction and land development:
One-to-four family residential	27	354	67	380
Five or more family residential and commercial properties	185	41	188	43
Total real estate construction and land development	212	395	255	423
Consumer	1,409	2,680	2,203	3,462
Gross PCI loans	$26,422	$23,173	$28,461	$24,907
On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Balance at the beginning of the period	$9,493	$11,224
Accretion	(581)	(781)
Disposal and other	(452)	(1,698)
Reclassification from nonaccretable difference	—	2,524
Balance at the end of the period	$8,460	$11,269

(5)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio. The following table details the activity in the allowance for loan losses disaggregated by segment and class for the three months ended March 31, 2019:

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended March 31, 2019
Commercial business:
Commercial and industrial	$11,343	$(103)	$7	$508	$11,755
Owner-occupied commercial real estate	4,898	—	3	355	5,256
Non-owner occupied commercial real estate	7,470	—	149	206	7,825
Total commercial business	23,711	(103)	159	1,069	24,836
One-to-four family residential	1,203	(15)	—	59	1,247
Real estate construction and land development:
One-to-four family residential	1,240	—	618	(436)	1,422
Five or more family residential and commercial properties	954	—	—	41	995
Total real estate construction and land development	2,194	—	618	(395)	2,417
Consumer	6,581	(586)	117	368	6,480
Unallocated	1,353	—	—	(181)	1,172
Total	$35,042	$(704)	$894	$920	$36,152

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of March 31, 2019:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$2,780	$8,227	$748	$11,755
Owner-occupied commercial real estate	1,347	3,266	643	5,256
Non-owner occupied commercial real estate	228	7,013	584	7,825
Total commercial business	4,355	18,506	1,975	24,836
One-to-four family residential	74	1,061	112	1,247
Real estate construction and land development:
One-to-four family residential	—	1,222	200	1,422
Five or more family residential and commercial properties	—	916	79	995
Total real estate construction and land development	—	2,138	279	2,417
Consumer	151	5,897	432	6,480
Unallocated	—	1,172	—	1,172
Total	$4,580	$28,774	$2,798	$36,152
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of March 31, 2019:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$22,635	$813,055	$2,713	$838,403
Owner-occupied commercial real estate	6,054	771,779	7,483	785,316
Non-owner occupied commercial real estate	6,963	1,321,982	6,651	1,335,596
Total commercial business	35,652	2,906,816	16,847	2,959,315
One-to-four family residential	274	102,977	3,251	106,502
Real estate construction and land development:
One-to-four family residential	923	109,422	354	110,699
Five or more family residential and commercial properties	—	126,338	41	126,379
Total real estate construction and land development	923	235,760	395	237,078
Consumer	598	387,025	2,680	390,303
Total	$37,447	$3,632,578	$23,173	$3,693,198

The following tables detail activity in the allowance for loan losses disaggregated by segment and class for the three months ended March 31, 2018:

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended March 31, 2018
Commercial business:
Commercial and industrial	$9,910	$(81)	$499	$(385)	$9,943
Owner-occupied commercial real estate	3,992	—	2	1,046	5,040
Non-owner occupied commercial real estate	8,097	—	—	(508)	7,589
Total commercial business	21,999	(81)	501	153	22,572
One-to-four family residential	1,056	—	—	27	1,083
Real estate construction and land development:
One-to-four family residential	862	—	—	79	941
Five or more family residential and commercial properties	1,190	—	—	(75)	1,115
Total real estate construction and land development	2,052	—	—	4	2,056
Consumer	6,081	(485)	88	370	6,054
Unallocated	898	—	—	598	1,496
Total	$32,086	$(566)	$589	$1,152	$33,261

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of December 31, 2018:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$2,607	$7,913	$823	$11,343
Owner-occupied commercial real estate	1,142	3,063	693	4,898
Non-owner occupied commercial real estate	206	6,630	634	7,470
Total commercial business	3,955	17,606	2,150	23,711
One-to-four family residential	76	1,015	112	1,203
Real estate construction and land development:
One-to-four family residential	—	1,040	200	1,240
Five or more family residential and commercial properties	—	875	79	954
Total real estate construction and land development	—	1,915	279	2,194
Consumer	139	5,965	477	6,581
Unallocated	—	1,353	—	1,353
Total	$4,170	$27,854	$3,018	$35,042

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
Changes in other real estate owned during the three months ended March 31, 2019 was as follows:

Three Months Ended March 31,
2019
(In thousands)
Balance at the beginning of the period	$1,983
Additions	—
Additions from acquisitions	—
Proceeds from dispositions	(79)
Gain on sales, net	—
Balance at the end of the period	$1,904

There was no other real estate owned or activity for the three months ended March 31, 2018. At March 31, 2019, the carrying amount of other real estate owned that was the result of foreclosure and obtaining physical possession of residential real estate properties was $434,000. At March 31, 2019, there were no consumer mortgage loans secured by residential real estate properties (included in the one-to-four family residential loans in Note (4) Loans Receivable) for which formal foreclosure proceedings were in process.

(7)	Goodwill and Other Intangible Assets

(a) Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the Premier Merger on July 2, 2018; Puget Sound Merger on January 16, 2018; Washington Banking Company on May 1, 2014; Valley Community Bancshares on July 15, 2013; Western Washington Bancorp in 2006 and North Pacific Bank in 1998. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit).
The following table presents the change in goodwill for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Balance at the beginning of the period	$240,939	$119,029
Additions as a result of acquisitions (1)	—	68,520
Balance at the end of the period	$240,939	$187,549
(1) See Note (2) Business Combinations
The Company performed its annual goodwill impairment test during the fourth quarter of 2018 and determined based on its Step 1 analysis that the fair value of the reporting unit exceeded the carrying value, such that the Company's goodwill was not considered impaired. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material impact on the Company’s operating results. No events or circumstances since the annual impairment test were noted that would indicate it was more likely than not a goodwill impairment exists.

(b) Other Intangible Assets
Other intangible assets represent the core deposit intangible ("CDI") acquired in business combinations. The useful life of the CDI was estimated to be 10 years for the acquisitions of Premier Commercial Bancorp, Puget Sound Bancorp, Washington Banking Company, and Valley Community Bancshares, and was estimated to be 5 years for the acquisition of Northwest Commercial Bank.

The following table presents the change in other intangible assets for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Balance at the beginning of the period	$20,614	$6,088
Additions as a result of acquisitions (1)	—	11,270
Amortization	(1,025)	(795)
Balance at the end of the period	$19,589	$16,563
(1) See Note (2) Business Combinations

(8)	Junior Subordinated Debentures
As part of the acquisition of Washington Banking Company on May 1, 2014, the Company assumed trust preferred securities and junior subordinated debentures with a total fair value of $18.9 million at the merger date. At March 31, 2019 and December 31, 2018, the balance of the junior subordinated debentures, net of unaccreted discount, was $20.4 million and $20.3 million, respectively.
The adjustable rate of the trust preferred securities at March 31, 2019 was 4.16%. The following table presents the weighted average rate of the junior subordinated debentures for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Weighted average rate (1)	7.06%	5.73%

(1)	The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.

(9)	Repurchase Agreements
The Company utilizes repurchase agreements with one-day maturities secured by pledged investment securities available for sale as a supplement to funding sources. For additional information on the total value of investment securities pledged for repurchase agreements see Note (3) Investment Securities.
The following table presents the Company's repurchase agreement obligations by class of collateral pledged:

	March 31, 2019	December 31, 2018
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$4,914	$4,878
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	9,646	9,335
Commercial	10,363	17,274
Total repurchase agreements	$24,923	$31,487
(1) Issued and guaranteed by U.S. Government-sponsored agencies.

(10)	Other Borrowings
(a) FHLB
The Federal Home Loan Bank ("FHLB") of Des Moines functions as a member-owned cooperative providing credit for member financial institutions. At March 31, 2019, the Bank maintained a credit facility with the FHLB of Des Moines with available borrowing capacity of $889.8 million. At March 31, 2019 the Bank had short-term FHLB advances outstanding of $25.0 million with maturity dates within 30 days. At December 31, 2018 the Bank had no FHLB advances outstanding.

The following table sets forth the details of FHLB advances during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
FHLB Advances:
Average balance during the period	$1,849	$35,733
Maximum month-end balance during the period	$25,000	$37,200
Weighted average rate during the period	3.29%	1.70%
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

(b) Federal Funds Purchased
The Bank maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank and Pacific Coast Bankers’ Bank to purchase federal funds of up to $90.0 million as of March 31, 2019. The lines generally mature annually or are reviewed annually. As of March 31, 2019 and December 31, 2018, there were no federal funds purchased.

(c) Credit Facilities
The Bank maintains a credit facility with the Federal Reserve Bank of San Francisco ("Federal Reserve Bank") with available borrowing capacity of $38.4 million as of March 31, 2019. There were no borrowings outstanding as of March 31, 2019 and December 31, 2018. Any advances on the credit facility would have to be first secured by the Bank's investment securities or loans receivable.

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
The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$170,714	$5,285	$171,798	$5,095
Interest rate swap liability (1)	170,714	(5,285)	171,798	(5,095)
 (1) The estimated fair value of derivatives with customers was $1,865 and $(1,643) as of March 31, 2019 and December 31, 2018, respectively. The estimated fair value of derivatives with third parties was $(1,865) and $1,643 as of March 31, 2019 and December 31, 2018, respectively.

(12)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income:
Net income	$16,552	$9,087
Dividends and undistributed earnings allocated to participating securities	(52)	(51)
Net income allocated to common shareholders	$16,500	$9,036
Basic:
Weighted average common shares outstanding	36,881,499	33,332,645
Restricted stock awards	(55,967)	(127,099)
Total basic weighted average common shares outstanding	36,825,532	33,205,546
Diluted:
Basic weighted average common shares outstanding	36,825,532	33,205,546
Effect of potentially dilutive common shares (1)	185,108	142,556
Total diluted weighted average common shares outstanding	37,010,640	33,348,102

(1)	Represents the effect of the assumed exercise of stock options and vesting of restricted stock awards and units.
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
The following table summarizes the dividend activity for the three months ended March 31, 2019 and calendar year 2018:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 24, 2018	$0.15	February 7, 2018	February 21, 2018
April 25, 2018	$0.15	May 10, 2018	May 24, 2018
July 24, 2018	$0.15	August 9, 2018	August 23, 2018
October 24, 2018	$0.17	November 7, 2018	November 21, 2018
October 24, 2018	$0.10	November 7, 2018	November 21, 2018	*
January 23, 2019	$0.18	February 7, 2019	February 21, 2019
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
Since the inception of the eleventh plan, the Company has repurchased 579,996 shares at an average share prices of $16.67. No shares were repurchased under this plan during the three months ended March 31, 2019 or 2018.
In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total repurchased shares for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Repurchased shares to pay withholding taxes (1)	25,854	45,426
Stock repurchase to pay withholding taxes average share price	$31.01	$31.66
(1) During the three months ended March 31, 2018, the Company repurchased 26,741 shares related to the withholding taxes due on the accelerated vesting of the restricted stock units of Puget Sound which were converted to Heritage common stock shares with an average share price of $31.80 under the terms of the Puget Sound Merger. See Note (2) Business Combinations.

(13)	Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”), all of which are due to changes in the fair value of available for sale securities and are net of tax, during the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Balance of AOCI at the beginning of period	$(7,455)	$(1,298)
Other comprehensive income (loss) before reclassification	8,028	(7,516)
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(12)	(27)
Net current period other comprehensive income (loss)	8,016	(7,543)
ASU 2016-01 implementation	—	(93)
Balance of AOCI at the end of period	$561	$(8,934)

(14)	Fair Value Measurements
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
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$99,254	$16,001	$83,253	$—
Municipal securities	146,862	—	146,862	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	346,858	—	346,858	—
Commercial	341,628	—	341,628	—
Corporate obligations	25,887	—	25,887	—
Other asset-backed securities	24,520	—	24,520	—
Total investment securities available for sale	985,009	16,001	969,008	—
Equity Security	135	135	—	—
Derivative assets - interest rate swaps	5,285	—	5,285	—
Liabilities
Derivative liabilities - interest rate swaps	$5,285	$—	$5,285	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$101,603	$15,936	$85,667	$—
Municipal securities	158,864	—	158,864	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	331,602	—	331,602	—
Commercial	333,761	—	333,761	—
Corporate obligations	25,563	—	25,563	—
Other asset-backed securities	24,702	—	24,702	—
Total investment securities available for sale	976,095	15,936	960,159	—
Equity Security	114	114	—	—
Derivative assets - interest rate swaps	5,095	—	5,095	—
Liabilities
Derivative liabilities - interest rate swaps	$5,095	$—	$5,095	$—
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2019 and 2018.

Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
The following tables below represent assets measured at fair value on a nonrecurring basis at March 31, 2019 and December 31, 2018 and the net losses recorded in earnings during three months ended March 31, 2019 and 2018:

	Basis(1)	Fair Value at March 31, 2019
		Total	Level 1	Level 2	Level 3	Net Losses (Gains) Recorded in Earnings During the Three Months Ended March 31, 2019
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$109	$98	$—	$—	$98	$(39)
Total commercial business	109	98	—	—	98	(39)
Consumer	9	7	—	—	7	—
Total assets measured at fair value on a nonrecurring basis	$118	$105	$—	$—	$105	$(39)

(1)	Basis represents the unpaid principal balance of impaired loans.

	Basis(1)	Fair Value at December 31, 2018
		Total	Level 1	Level 2	Level 3	Net Losses Recorded in Earnings During the Three Months Ended March 31, 2018
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$117	$107	$—	$—	$107	$—
Non-owner occupied commercial real estate	1,378	1,102	—	—	1,102	—
Total commercial business	1,495	1,209	—	—	1,209	—
Consumer	9	7	—	—	7	—
Total assets measured at fair value on a nonrecurring basis	$1,504	$1,216	$—	$—	$1,216	$—

(1)	Basis represents the unpaid principal balance of impaired loans.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2019 and December 31, 2018:

	March 31, 2019
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$105	Market approach	Adjustment for differences between the comparable sales	N/A(1)

(1)	Quantitative disclosures are not provided for collateral-dependent impaired loans because there were no adjustments made to the appraisal or stated values during the current period.

	December 31, 2018
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$1,216	Market approach	Adjustment for differences between the comparable sales	10.4% - (37.3%); (10.9%)

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

The following tables present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	March 31, 2019
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$111,170	$111,170	$111,170	$—	$—
Investment securities available for sale	985,009	985,009	16,001	969,008	—
Loans held for sale	2,956	3,042	—	3,042	—
Total loans receivable, net	3,660,279	3,668,110	—	—	3,668,110
Accrued interest receivable	15,621	15,621	93	3,971	11,557
Derivative assets - interest rate swaps	5,285	5,285	—	5,285	—
Equity security	135	135	135	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$3,872,589	$3,872,589	$3,872,589	$—	$—
Certificate of deposit accounts	521,126	525,045	—	525,045	—
Securities sold under agreement to repurchase	24,923	24,923	24,923	—	—
Junior subordinated debentures	20,375	20,250	—	—	20,250
Accrued interest payable	409	409	91	267	51
Derivative liabilities - interest rate swaps	5,285	5,285	—	5,285	—

	December 31, 2018
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$161,910	$161,910	$161,910	$—	$—
Investment securities available for sale	976,095	976,095	15,936	960,159	—
Loans held for sale	1,555	1,605	—	1,605	—
Loans receivable, net of allowance for loan losses	3,619,118	3,617,857	—	—	3,617,857
Accrued interest receivable	15,403	15,403	68	4,091	11,244
Derivative assets - interest rate swaps	5,095	5,095	—	5,095	—
Equity security	114	114	114	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$3,965,510	$3,965,510	$3,965,510	$—	$—
Certificate of deposit accounts	466,892	470,222	—	470,222	—
Federal Home Loan Bank advances	—	—	—	—	—
Securities sold under agreement to repurchase	31,487	31,487	31,487	—	—
Junior subordinated debentures	20,302	20,500	—	—	20,500
Accrued interest payable	191	191	63	81	47
Derivative liabilities - interest rate swaps	5,095	5,095	—	5,095	—

(15)	Cash Requirement
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The required reserve balance at March 31, 2019 and December 31, 2018 was $12.2 million and $9.2 million respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

(16)	Leases
On January 1, 2019, the Company adopted ASU 2016-02, Leases, as further explained in Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements. The Company enters into noncancelable operating lease agreements related to certain banking offices, back-office operational facilities, office equipment, and sublease agreements. The Company does not have leases designated as finance leases. The Company determines if an arrangement is a lease at inception. Operating lease right-of-use ("ROU") assets and liabilities are included in prepaid expenses and other assets and accrued expenses and other liabilities, respectively, in the Condensed Consolidated Statements of Financial Condition. ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease pre-payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
As of March 31, 2019 the Company’s lease ROU assets and related lease liabilities were $28.4 million and $29.5 million, respectively.

The table below summarizes the net lease cost recognized during the period presented:

Three Months Ended March 31, 2019
(In thousands)
Operating Lease Cost	$1,243
Variable Lease Cost	218
Total lease cost (1)	$1,461

(1)	Income related to sub-lease activity is immaterial for the Company and not presented herein.
The table below summarizes other information related to the Company's operating leases during the period presented:

Three Months Ended March 31, 2019
(Dollars in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,187
ROU assets obtained in exchange for lease liabilities	$335
Weighted average remaining lease term of operating leases, in years	8.48
Weighted average discount rate of operating leases	3.33%
The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years, as of March 31, 2019, and thereafter in addition to a reconcilement to the Company’s right of use liability at the date indicated:

Year Ending December 31,
(In thousands)
2019	$3,667
2020	4,581
2021	4,155
2022	3,730
2023	3,738
Thereafter	14,215
Total lease payments	34,086
Implied interest	(4,542)
Right of use liability	$29,544
For comparative purposes as of December 31, 2018, the estimated future minimum annual rental commitments under noncancelable leases having an original or remaining term of more than one year as calculated prior to applying the modified retrospective method of ASU 2016-02 implementation are as follows:

Year Ending December 31,
(In thousands)
2019	4,766
2020	4,251
2021	2,477
2022	1,704
2023	1,568
Thereafter	1,788
16,554
As of March 31, 2019, the Company had not entered into any material leases that have not yet commenced.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three months ended March 31, 2019. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, and the December 31, 2018 audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Overview
Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly-owned financial institution subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on our commercial banking relationships, market expansion and asset quality. At March 31, 2019, we had total assets of $5.34 billion and total stockholders’ equity of $778.2 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
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
Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of service charges and other fees and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing and professional services. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses are the fixed and variable costs of buildings and equipment, and consist primarily of lease payments, depreciation charges, maintenance, and costs of utilities. Data processing consists primarily of processing and network services related to the Bank’s core operating system, including account processing systems, electronic payments processing of products and services, and internet and mobile banking channels.
Results of operations may also be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities. Other income and other expenses are also impacted by growth of operations and growth in the number of loan and deposit accounts through acquisitions and core banking business growth.

Earnings Summary
Comparison of quarter ended March 31, 2019 to the comparable quarter in the prior year.
Net income was $16.6 million, or $0.45 per diluted common share, for the three months ended March 31, 2019 compared to $9.1 million, or $0.27 per diluted common share, for the three months ended March 31, 2018. Net income increased $7.5 million, or 82.2%, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to an increase in net interest income of $9.0 million, or 22.0%, primarily as a result of the Premier and Puget Mergers completed during 2018 and secondarily by higher market interest rates reflecting increases in the targeted federal funds rate during 2018.
Net interest income as a percentage of average interest earning assets (net interest margin) increased 22 basis points to 4.34% for the three months ended March 31, 2019 compared to 4.12% for the same period in 2018. The increase in net interest margin was primarily due to increases in both the average balance and yield on loans and secondarily by increases in both the average balances and yields on investments, offset partially by increases in both the balance and cost of interest bearing deposits.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio was 63.84% for the three months ended March 31, 2019 compared to 75.95% for the three months ended March 31, 2018. The improvement in the efficiency ratio was primarily attributable to the decrease in acquisition-related non-interest expenses as compared to the same quarter in 2018.

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
Comparison of quarter ended March 31, 2019 to the comparable quarter in the prior year.
Net interest income increased $9.0 million, or 22.0%, to $49.8 million for the three months ended March 31, 2019 compared to $40.8 million for the same period in 2018. The increase in net interest income was primarily due to an increase in average interest earning assets, which increased substantially as a result of the Premier and Puget Mergers. Net interest income also increased due to increases in yields on interest earning assets primarily due to higher market interest rates reflecting increases in the target federal funds rate. These impacts which increased net interest income were offset partially by an increase in the cost of total interest bearing liabilities primarily as a result of rising interest rates. The following table provides relevant net interest income information for the dates indicated:

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$3,622,494	$46,699	5.23%	$3,150,869	$38,159	4.91%
Taxable securities	820,981	5,823	2.88	590,623	3,529	2.42
Nontaxable securities (3)	149,825	950	2.57	223,631	1,341	2.43
Other interest earning assets	55,959	356	2.58	53,597	218	1.65
Total interest earning assets	4,649,259	53,828	4.70%	4,018,720	43,247	4.36%
Noninterest earning assets	668,066			534,865
Total assets	$5,317,325			$4,553,585
Interest Bearing Liabilities:
Certificates of deposit	$502,153	$1,440	1.16%	$423,569	$760	0.73%
Savings accounts	507,670	674	0.54	506,158	416	0.33
Interest bearing demand and money market accounts	2,051,046	1,489	0.29	1,745,795	784	0.18
Total interest bearing deposits	3,060,869	3,603	0.48	2,675,522	1,960	0.30
FHLB advances and other borrowings	1,849	15	3.29	35,733	150	1.70
Securities sold under agreement to repurchase	33,055	47	0.58	30,265	17	0.23
Junior subordinated debentures	20,328	354	7.06	20,035	283	5.73
Total interest bearing liabilities	3,116,101	4,019	0.52%	2,761,555	2,410	0.35%
Demand and other noninterest bearing deposits	1,332,223			1,113,286
Other noninterest bearing liabilities	102,550			63,770
Stockholders’ equity	766,451			614,974
Total liabilities and stockholders’ equity	$5,317,325			$4,553,585
Net interest income		$49,809			$40,837
Net interest spread			4.18%			4.01%
Net interest margin			4.34%			4.12%
Average interest earning assets to average interest bearing liabilities			149.20%			145.52%

(1)	Annualized

(2)	The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.

(3)	Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Interest Income
Total interest income increased $10.6 million, or 24.5%, to $53.8 million for the three months ended March 31, 2019 compared to $43.2 million for the same period in 2018. The balance of average interest earning assets increased $630.5 million, or 15.7%, to $4.65 billion for the three months ended March 31, 2019 from $4.02 billion for the three months ended March 31, 2018 and the yield on total interest earning assets increased 34 basis points to 4.70% for the three months ended March 31, 2019 compared to 4.36% for the three months ended March 31, 2018. The increase in the interest income was due primarily to interest income from interest and fees on loans and interest income on investment securities.
Interest income from interest and fees on loans increased $8.5 million, or 22.4%, to $46.7 million for the three months ended March 31, 2019 from $38.2 million for the same period in 2018 primarily due to an increase in average total loans receivable, net of $471.6 million, or 15.0%, as a result of loan growth which was substantially due to the Premier and Puget Mergers. Additionally, interest income from interest and fees on loans increased as the loan yield increased 32 basis points to 5.23% for the three months ended March 31, 2019 from 4.91% for the three months ended March 31, 2018. The increase in loan yield was due to a combination of higher contractual loan rates as a result of the increasing interest rate environment and an increase in loan yields from the loans acquired in the Premier and

Puget Mergers as compared to legacy Heritage loans, offset partially by a decrease in incremental accretion on purchased loans substantially due to loans acquired in the Premier and Puget Mergers.
Incremental accretion income was $1.4 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively. The incremental accretion and the impact to loan yield will change during any quarter based on the volume of prepayments, but is expected to decrease over time as the balance of the purchased loans continues to decrease.
The following table presents the loan yield and effects of the incremental accretion on purchased loans for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Loan yield (GAAP)	5.23%	4.91%
Exclude impact on loan yield from incremental accretion on purchased loans (1)	0.15	0.21
Loan yield, excluding incremental accretion on purchased loans (non-GAAP) (1)(2)	5.08%	4.70%

Incremental accretion on purchased loans (1)	$1,373	$1,632

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
Interest income on investment securities increased $1.9 million, or 39.1%, to $6.8 million during the three months ended March 31, 2019 from $4.9 million during the three months ended March 31, 2018. The increase in interest on investment securities was primarily a result of a significant increase in the average balance of higher yielding taxable securities. The average balance of investment securities increased by $156.6 million, or 19.2%, to $970.8 million during the three months ended March 31, 2019 from $814.3 million during the three months ended March 31, 2018. Additionally, interest income increased as a result of an increase in the investment yields, reflecting the effect of the rise in interest rates on our adjustable rate investment securities and secondarily due to higher yields on new investment purchases for the three months ended March 31, 2019 compared to the same period in 2018. Yields on taxable securities increased 46 basis points to 2.88% for the three months ended March 31, 2019 from 2.42% for the same period in 2018. Yields on nontaxable securities increased 14 basis points to 2.57% for the three months ended March 31, 2019 from 2.43% for the same period in 2018. The Company actively managed its investment securities portfolio to improve performance in the changing rate environment over the past year.
Interest Expense
Total interest expense increased $1.6 million, or 66.8%, to $4.0 million for the three months ended March 31, 2019 compared to $2.4 million for the same period in 2018. The average cost of interest bearing liabilities increased 17 basis points to 0.52% for the three months ended March 31, 2019 from 0.35% for the three months ended March 31, 2018 as a result of the rise in market interest rates. Total average interest bearing liabilities increased $354.5 million, or 12.8%, to $3.12 billion for the three months ended March 31, 2019 from $2.76 billion for the three months ended March 31, 2018 substantially due to the Premier and Puget Mergers.
The cost of interest bearing deposits increased 18 basis points to 0.48% for the three months ended March 31, 2019 from 0.30% for the same period in 2018 due to a combination of an increase in market interest rates and an increase in the cost of interest bearing deposits acquired in the Premier and Puget Mergers. The increased cost of interest bearing deposits is primarily related to the interest bearing demand and money market deposits and certificates of deposits. The average balance of interest bearing demand and money market deposits increased $305.3 million, or 17.5%, to $2.05 billion during the three months ended March 31, 2019 compared to $1.75 billion during the same period in 2018, and the cost of interest bearing demand and money market deposits increased 11 basis points to 0.29% for the three months ended March 31, 2019 from 0.18% for the same period in 2018. The average balance of certificate of deposit accounts increased $78.6 million, or 18.6%, to $502.2 million for the three months ended March 31, 2019 compared to $423.6 million for the same period in 2018. The cost of certificates of deposit increased 43 basis points to 1.16% for the three months ended March 31, 2019 from 0.73% for the same period in 2018.

The Company was able to reduce the impact of the rising market interest rates by increasing the average balance of noninterest bearing deposits at a higher growth rate than the interest bearing deposits described above. The average balance of noninterest bearing deposits increased by $218.9 million, or 19.7%, to $1.33 billion for the three months ended March 31, 2019 compared to $1.11 billion for the same period in 2018. The total cost of deposits increased 12 basis points to 0.33% for the three months ended March 31, 2019 compared to 0.21% for the same period in 2018.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, increased 133 basis points to 7.06% for the three months ended March 31, 2019 compared to 5.73% for the same period in 2018. The rate increase on the debentures was due to an increase in the three-month LIBOR rate to 2.60% at March 31, 2019 from 2.32% on March 31, 2018.
Net Interest Margin
Net interest margin increased 22 basis points for the three months ended March 31, 2019 to 4.34% from 4.12% for the same period in 2018 primarily due to the above mentioned changes in asset yields and costs of funds. The net interest spread increased 17 basis points for the three months ended March 31, 2019 to 4.18% from 4.01% for the same period in 2018 primarily due to the increase in yield earned on total interest earning assets.
Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Net interest margin (GAAP)	4.34%	4.12%
Exclude impact on net interest margin from incremental accretion on purchased loans (1)	0.12	0.16
Net interest margin, excluding incremental accretion on purchased loans (non-GAAP)(1)(2)	4.22%	3.96%

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

Provision for Loan Losses
The Bank has established a comprehensive methodology for determining its allowance for loan losses. The allowance for loan losses is increased by provisions for loan losses charged to expense, and is reduced by loans charged-off, net of loan recoveries or a recovery of previous provision. The amount of the provision expense recognized during the three months ended March 31, 2019 and 2018 was calculated in accordance with the Bank's methodology. For additional information, see the section entitled "Analysis of Allowance for Loan Losses" below.
The provision for loan losses is dependent on the Bank’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, a decline in general economic conditions could increase future provisions for loan losses and have a material effect on the Company’s net income.
The provision for loan losses decreased $232,000, or 20.1%, to $920,000 for the three months ended March 31, 2019 from $1.2 million for the three months ended March 31, 2018. The decrease in the provision for loan losses for the three months ended March 31, 2019 from the same period in 2018 was primarily the result of a $167,000 increase in net recoveries during the quarter ended March 31, 2019 compared to the same period in 2018 coupled with continued relatively stable and strong credit quality metrics. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the three months ended March 31, 2019 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.

Noninterest Income
Total noninterest income decreased $140,000, or 1.9%, to $7.4 million for the three months ended March 31, 2019 compared to $7.5 million for the same period in 2018. The following table presents the change in the key components of noninterest income for the periods noted:

	Three Months Ended March 31,
	2019	2018	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$4,485	$4,543	$(58)	(1.3)%
Gain on sale of investment securities, net	15	35	(20)	(57.1)
Gain on sale of loans, net	252	874	(622)	(71.2)
Interest rate swap fees	—	51	(51)	(100.0)
Other income	2,656	2,045	611	29.9
Total noninterest income	$7,408	$7,548	$(140)	(1.9)%
Gain on sale of loans, net decreased primarily due to a decline in the volume of mortgage loans originated and sold during the quarter ended March 31, 2019 and the Company's decision to continue to portfolio originated Small Business Administration ("SBA") loans. Mortgage loan originations decreased by $11.8 million, or 57.8%, to $8.6 million for the three months ended March 31, 2019 from $20.4 million for the three months ended March 31, 2018. Proceeds from mortgage loan sales decreased by $13.2 million, or 63.9%, to $7.5 million for the three months ended March 31, 2019 from $20.7 million for the three months ended March 31, 2018. The Company also recognized a decrease in the gain on sale of the guaranteed portion of SBA loans during the three months ended March 31, 2019 compared to the same period in 2018 as it was more advantageous for the Company to keep these loans in the portfolio based on market rates. The detail of gain on sale of loans, net is included in the following schedule.

	Three Months Ended March 31,
	2019	2018	Change	Percentage Change
	(Dollars in thousands)
Gain on sale of mortgage loans, net	$252	$652	$(400)	(61.3)%
Gain on sale of guaranteed portion of SBA loans, net	—	222	(222)	(100.0)
Gain on sale of loans, net	$252	$874	$(622)	(71.2)%
These decreases in noninterest income were offset partially by an increase in other income of $611,000, or 29.9% to $2.7 million for the three months ended March 31, 2019 compared to $2.0 million for the same period in 2018, due primarily to increases in recoveries of zero-balance purchased loan notes which were charged-off prior to the consummation of the related acquisition and increases in wealth management and trust services income during the three months ended March 31, 2019.

Noninterest Expense
Noninterest expense decreased $222,000, or 0.6%, to $36.5 million during the three months ended March 31, 2019 from $36.7 million during the three months ended March 31, 2018. Acquisition-related expenses incurred as a result of the Premier and Puget Mergers were $132,000 during the quarter ended March 31, 2019 as compared to $4.8 million during the quarter ended March 31, 2018. The following table presents changes in the key components of noninterest expense for the periods noted:

	Three Months Ended March 31,
	2019	2018	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$21,914	$21,367	$547	2.6%
Occupancy and equipment	5,458	4,627	831	18.0
Data processing	2,173	2,605	(432)	(16.6)
Marketing	1,098	808	290	35.9
Professional services	1,173	2,837	(1,664)	(58.7)
State and local taxes	798	688	110	16.0
Federal deposit insurance premium	285	355	(70)	(19.7)
Other real estate owned, net	86	—	86	N/A
Amortization of intangible assets	1,025	795	230	28.9
Other expense	2,515	2,665	(150)	(5.6)
Total noninterest expense	$36,525	$36,747	$(222)	(0.6)%

Compensation and employee benefits increased $547,000, or 2.6%, to $21.9 million during the three months ended March 31, 2019 from $21.4 million during the three months ended March 31, 2018 primarily as a result of additional employees, substantially due to the Premier and Puget Mergers, offset by recognition of acquisition-related expenses of $2.8 million related to the Puget Sound Merger during the quarter ended March 31, 2018. The average full time equivalent employees increased to 878 for the three months ended March 31, 2019 compared to 796 for the same period in 2018.
Occupancy and equipment increased $831,000, or 18.0%, to $5.5 million during the three months ended March 31, 2019 from $4.6 million during the three months ended March 31, 2018 due substantially to branch expansion, including additional leased space in the Seattle, Bellevue, Portland and other Oregon markets. The Bellevue expansion included a full quarter of expenses related to the lease acquired from the Puget Sound Merger and additional space leased subsequent to the merger. The Oregon expansion included five leases acquired in the Premier Merger.
Data processing decreased $432,000, or 16.6%, to $2.2 million the three months ended March 31, 2019 from $2.6 million during the three months ended March 31, 2018 primarily reflecting acquisition-related expenses of $352,000 incurred during the three months ended March 31, 2018 as a result of the Puget Sound Merger.
Professional services decreased $1.7 million, or 58.7%, to $1.2 million during the three months ended March 31, 2019 from $2.8 million during the three months ended March 31, 2018 as a result of non-recurring acquisition-related expenses of $1.6 million related to the Puget Sound Merger during the quarter ended March 31, 2018.
The ratio of noninterest expense to average total assets (annualized) was 2.79% for the three months ended March 31, 2019 compared to 3.27% for the three months ended March 31, 2018. The decrease was primarily due to acquisition-related expenses as a result of the Puget Sound Merger during the quarter ended March 31, 2018.

Income Tax Expense
The effective tax rate was 16.3% for the three months ended March 31, 2019 compared to 13.3% for the same period in 2018. The increase in the income tax expense and effective tax rate during the three months ended March 31, 2019 was primarily due to a decrease in nontaxable securities, impacts of stock-based compensation activity, and an increased Oregon presence.

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
Reconciliations of the GAAP and non-GAAP financial measures on net interest income, interest and fees on loans, loan yield and net interest margin are presented below:

	March 31, 2019	March 31, 2018
	(Dollars in thousands)
Net interest income and interest and fees on loans:
Net interest income (GAAP)	$49,809	$40,837
Exclude incremental accretion on purchased loans	1,373	1,632
Adjusted net interest income (non-GAAP)	$48,436	$39,205

Average total interest earning assets, net	$4,649,259	$4,018,720
Net interest margin, annualized (GAAP)	4.34%	4.12%
Net interest margin, excluding incremental accretion on purchased loans, annualized (non-GAAP)	4.22%	3.96%

Interest and fees on loans (GAAP)	$46,699	$38,159
Exclude incremental accretion on purchased loans	1,373	1,632
Adjusted interest and fees on loans (non-GAAP)	$45,326	$36,527

Average total loans receivable, net	$3,622,494	$3,150,869
Loan yield, annualized (GAAP)	5.23%	4.91%
Loan yield, excluding incremental accretion on purchased loans, annualized (non-GAAP)	5.08%	4.70%

Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition from December 31, 2018 to March 31, 2019:

	March 31, 2019	December 31, 2018	Change	% Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$111,170	$161,910	$(50,740)	(31.3)%
Investment securities available for sale, at fair value	985,009	976,095	8,914	0.9
Loans held for sale	2,956	1,555	1,401	90.1
Total loans receivable, net	3,660,279	3,619,118	41,161	1.1
Other real estate owned	1,904	1,983	(79)	(4.0)
Premises and equipment, net	80,130	81,100	(970)	(1.2)
Federal Home Loan Bank stock, at cost	7,377	6,076	1,301	21.4
Bank owned life insurance	94,099	93,612	487	0.5
Accrued interest receivable	15,621	15,403	218	1.4
Prepaid expenses and other assets	123,026	98,522	24,504	24.9
Other intangible assets, net	19,589	20,614	(1,025)	(5.0)
Goodwill	240,939	240,939	—	—
Total assets	$5,342,099	$5,316,927	$25,172	0.5%

Liabilities
Deposits	$4,393,715	$4,432,402	$(38,687)	(0.9)%
Federal Home Loan Bank advances	25,000	—	25,000	100
Junior subordinated debentures	20,375	20,302	73	0.4
Securities sold under agreement to repurchase	24,923	31,487	(6,564)	(20.8)
Accrued expenses and other liabilities	99,895	72,013	27,882	38.7
Total liabilities	4,563,908	4,556,204	7,704	0.2
Stockholders' equity
Common stock	591,767	591,806	(39)	—
Retained earnings	185,863	176,372	9,491	5.4
Accumulated other comprehensive gain (loss), net	561	(7,455)	8,016	(107.5)
Total stockholders' equity	778,191	760,723	17,468	2.3
Total liabilities and stockholders' equity	$5,342,099	$5,316,927	$25,172	0.5%
Total assets increased $25.2 million, or 0.5%, to $5.34 billion as of March 31, 2019 compared to $5.32 billion as of December 31, 2018.
Total loans receivable, net, increased $41.2 million, or 1.1%, to $3.66 billion during the three months ended March 31, 2019. Total loans receivable, net, continued to be impacted by slightly elevated prepayments in addition to the seasonably low loan originations experienced during the three months ended March 31, 2019. The commercial loan pipeline during the first quarter grew by 39% from year-end.
Investment securities available for sale increased $8.9 million, or 0.9%, to $985.0 million at March 31, 2019 from $976.1 million at December 31, 2018 primarily as a result of a decrease in net unrealized losses of $10.2 million due to a decrease in interest rates during the three months ended March 31, 2019 that positively impacted the fair value of our bond portfolio.
Prepaid expenses and other assets increased $24.5 million, or 24.9%, to $123.0 million at March 31, 2019 from $98.5 million at December 31, 2018 primarily due to the adoption of Accounting Standards Update 2016-02, Leases, and the recognition of an operating lease right of use asset. An offsetting operating lease right of use liability was recorded in accrued expenses and other liabilities. As of March 31, 2019, the right of use asset was $28.4 million and the related liability was $29.5 million.
Total deposits decreased $38.7 million or 0.9% during the three months ended March 31, 2019. The decrease was due primarily to non-maturity deposits declining $92.9 million, or 2.3%, to $3.87 billion, offset partially by an increase in certificates of deposit of $54.2 million, or 11.6%, to $521.1 million. The increase in certificates of deposit was due primarily to an increase in brokered certificates of deposit of $50.1 million during the quarter ended March 31, 2019 in response to the decrease in non-maturity deposits. Non-maturity deposits as a percentage of total deposits decreased to 88.1% as of March 31, 2019 from 89.5% at December 31, 2018.
The Company had $25.0 million Federal Home Loan Bank ("FHLB") advances at March 31, 2019. There were no FHLB advances at December 31, 2018.

Lending Activities
The Bank is a full service commercial bank, which originates a wide variety of loans with a focus on commercial business loans. Total loans receivable, net of allowance for loan losses, increased $41.2 million, or 1.1%, to $3.66 billion at March 31, 2019 from $3.62 billion at December 31, 2018.
The following table provides information about our loan portfolio by type of loan at the dates indicated and the change between these dates. These balances are prior to deduction for the allowance for loan losses.

	March 31, 2019		December 31, 2018
	Balance (1)	% of Total (2)	Balance (1)	% of Total (2)	Change	%of Balance Change
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$838,403	22.7%	$853,606	23.4%	$(15,203)	(1.8)%
Owner-occupied commercial real estate	785,316	21.2	779,814	21.3	5,502	0.7
Non-owner occupied commercial real estate	1,335,596	36.1	1,304,463	35.7	31,133	2.4
Total commercial business	2,959,315	80.0	2,937,883	80.4	21,432	0.7
One-to-four family residential (3)	106,502	2.9	101,763	2.8	4,739	4.7
Real estate construction and land development:
One-to-four family residential	110,699	3.0	102,730	2.8	7,969	7.8
Five or more family residential and commercial properties	126,379	3.4	112,730	3.1	13,649	12.1
Total real estate construction and land development (3)	237,078	6.4	215,460	5.9	21,618	10.0
Consumer	390,303	10.6	395,545	10.8	(5,242)	(1.3)
Gross loans receivable	3,693,198	99.9	3,650,651	99.9	42,547	1.2
Net deferred loan costs	3,233	0.1	3,509	0.1	(276)	(7.9)
Loans receivable, net	$3,696,431	100.0%	$3,654,160	100.0%	$42,271	1.2%
(1) Balances do not include undisbursed loan commitments.
(2) Percent of loans receivable, net.
(3) Excludes loans held for sale of $3.0 million, and $1.6 million as of March 31, 2019 and December 31, 2018, respectively.

Nonperforming Assets and Credit Quality Metrics
The following table provides information about our nonaccrual loans, other real estate owned and performing TDR loans for the indicated dates:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$16,304	$12,564
One-to-four family residential	68	71
Real estate construction and land development	923	899
Consumer	166	169
Total nonaccrual loans (1)	17,461	13,703
Other real estate owned	1,904	1,983
Total nonperforming assets	$19,365	$15,686

Allowance for loan losses	$36,152	$35,042
Nonperforming loans to loans receivable, net	0.47%	0.37%
Allowance for loan losses to loans receivable, net	0.98%	0.96%
Allowance for loan losses to nonperforming loans	207.04%	255.73%
Nonperforming assets to total assets	0.36%	0.30%

Performing TDR loans:
Commercial business	$19,348	$22,170
One-to-four family residential	206	208
Real estate construction and land development	—	—
Consumer	432	358
Total performing TDR loans	$19,986	$22,736
Accruing loans past due 90 days or more	$—	$—
Potential problem loans	94,116	101,349

(1)	At March 31, 2019 and December 31, 2018, $5.5 million and $6.9 million of nonaccrual loans were considered TDR loans, respectively.
Nonaccrual Loans.    Nonaccrual loans increased $3.8 million to $17.5 million, or 0.47% of loans receivable, net, at March 31, 2019 from $13.7 million, or 0.37% of loans receivable, net, at December 31, 2018. The increase was primarily related to the addition of two commercial lending relationships that were transferred to nonaccrual status during the three months ended March 31, 2019 totaling $5.1 million that were transferred to nonaccrual status due to increased signs of cash flow deterioration. Management has allocated a specific reserve totaling $781,000 for these two credit relationships.

The following table reflects the changes in nonaccrual loans during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Nonaccrual loans
Balance, beginning of period	$13,703	$10,703
Addition of previously classified pass graded loans	—	4,066
Addition of previously classified potential problem loans	6,189	2,324
Net principal payments	(2,392)	(1,365)
Charge-offs	(39)	—
Balance, end of period	$17,461	$15,728
At March 31, 2019, nonaccrual loans of $9.7 million had related allowance for loan losses of $2.4 million and nonaccrual loans of $7.8 million had no related allowance for loan losses. At December 31, 2018 nonaccrual loans of $9.5 million had related allowance for loan losses of $1.9 million and nonaccrual loans of $4.2 million had no allowance for loan losses.
At March 31, 2019, nonperforming TDR loans, included in the nonaccrual loan table above, were $5.5 million and had a related allowance for loan losses of $601,000. At December 31, 2018, nonperforming TDR loans were $6.9 million and had a related allowance for loan losses of $658,000.
Nonperforming Assets.    Nonperforming assets consist of nonaccrual loans and other real estate owned. Nonperforming assets increased $3.7 million to $19.4 million, or 0.36% of total assets, at March 31, 2019 from $15.7 million, or 0.30% of total assets, at December 31, 2018 due to the increase in nonaccrual loans discussed above, offset partially by a slight decrease in other real estate owned as a result of a disposition of one property during the three months ended March 31, 2019.
Troubled Debt Restructured Loans. TDR loans are considered impaired and are separately measured for impairment whether on accrual or nonaccrual status. The performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. Performing TDR loans decreased $2.8 million, or 12.1%, to $20.0 million at March 31, 2019 from $22.7 million at December 31, 2018. The decrease was due primarily to net principal payments.
The following table reflects the changes in performing TDR loans during three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Performing TDR loans
Balance, beginning of period	$22,736	$26,757
Addition of previously classified pass graded loans	244	—
Addition of previously classified potential problem loans	88	79
Net principal payments	(3,082)	(649)
Balance, end of period	$19,986	$26,187
The related allowance for loan losses on performing TDR loans was $2.2 million as of March 31, 2019 and $2.3 million as of December 31, 2018.
Potential Problem Loans. Potential problem loans decreased $7.2 million, or 7.1%, to $94.1 million at March 31, 2019 compared to $101.3 million at December 31, 2018. The activity for the quarter ended March 31, 2019 includes loans paid in full of $4.9 million, and the significant pay down of two commercial lines of credit totaling $3.2 million, offset partially by the addition of a non-owner occupied commercial loan of $3.0 million.

The following table reflects the changes in potential problem loans during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Potential problem loans
Balance, beginning of period	$101,349	$83,543
Addition of previously classified pass graded loans	9,766	25,126
Upgrades to pass graded loan status	—	(3,636)
Net principal payments	(10,535)	(9,232)
Transfers of loans to nonaccrual and TDR status	(6,277)	(2,403)
Charge-offs	(187)	(145)
Balance, end of period	$94,116	$93,253

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
The following table provides information regarding changes in our allowance for loan losses at and for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Allowance for loan losses on loans at the beginning of the period	$35,042	$32,086
Provision for loan losses	920	1,152
Charge-offs:
Commercial business	(103)	(81)
One-to-four family residential	(15)	—
Consumer	(586)	(485)
Total charge-offs	(704)	(566)
Recoveries:
Commercial business	159	501
Real estate construction and land development	618	—
Consumer	117	88
Total recoveries	894	589
Net recoveries	190	23
Allowance for loan losses at the end of the period	$36,152	$33,261

Allowance for loan losses to loans receivable, net	0.98%	1.01%
Net recoveries on loans to average loans, annualized	(0.02)%	—%

Loans receivable, net at the end of the period (1)	$3,696,431	$3,281,915
Average loans receivable during the period (1)	3,622,494	3,150,869
(1) Excludes loans held for sale.
The allowance for loan losses increased $1.1 million, or 3.2%, to $36.2 million at March 31, 2019 from $35.0 million at December 31, 2018. The increase was the result of provision for loan losses of $920,000 recognized during the three months ended March 31, 2019 and net recoveries of $190,000 recorded during the same period. The allowance for loan losses to loans receivable, net, increased to 0.98% at March 31, 2019 from 0.96% at December 31, 2018. Included in the carrying value of loans are net fair value discounts on loans purchased in mergers and acquisitions which may reduce the need for an allowance for loan losses on these loans because they are carried at an amount below the outstanding principal balance. As these fair value discounts are accreted, increasing the loan balance, the Company may record an allowance for loan loss, which has the net impact of increasing the allowance for loan losses to loans receivable, net. The remaining net fair value discount on purchased loans was $11.2 million at March 31, 2019 compared to $11.8 million at December 31, 2018.
The Company recorded charge-offs of $704,000 during the three months ended March 31, 2019 due primarily to a charge-offs of a large volume of small dollar consumer loans. The Company recorded recoveries of $894,000 during the three months ended March 31, 2019 primarily due to the recovery of a residential construction loan of $602,000 as a result of a bankruptcy resolution in addition to small recoveries on a large volume of small dollar consumer loans.
As of March 31, 2019, the Bank identified $17.5 million of nonperforming loans and $20.0 million of performing TDR loans for a total of $37.4 million of impaired loans. Of these impaired loans, $11.3 million had no allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. The remaining $26.1 million of impaired loans had related allowances for loan losses totaling $4.6 million. As of December 31, 2018, the Bank identified $13.7 million of nonperforming loans and $22.7 million of performing TDR loans for a total of $36.4 million of impaired loans. Of these impaired loans, $7.6 million had no allowances for loan losses. The remaining $28.8 million of impaired loans had related allowances for loan losses totaling $4.2 million.
The following table outlines the allowance for loan losses and related loan balances on loans at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses	$28,774	$27,854
Gross loans, excluding PCI and impaired loans	$3,632,578	$3,589,305
Percentage	0.79%	0.78%

PCI Allowance:
Allowance for loan losses	$2,798	$3,018
Gross PCI loans	$23,173	$24,907
Percentage	12.07%	12.12%

Specific Valuation Allowance:
Allowance for loan losses	$4,580	$4,170
Gross impaired loans	$37,447	$36,439
Percentage	12.23%	11.44%

Total Allowance for Loan Losses:
Allowance for loan losses	$36,152	$35,042
Gross loans receivable	$3,693,198	$3,650,651
Percentage	0.98%	0.96%
Based on the Bank's established comprehensive methodology, management deemed the allowance for loan losses of $36.2 million at March 31, 2019 (0.98% of loans receivable, net and 207.04% of nonperforming loans) appropriate to provide for probable incurred credit losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses at December 31, 2018 of $35.0 million (0.96% of loans receivable, net and 255.73% of nonperforming loans).
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

Deposits and Other Borrowings
Total deposits decreased $38.7 million, or 0.9%, to $4.39 billion at March 31, 2019 from $4.43 billion at December 31, 2018. Non-maturity deposits as a percentage of total deposits decreased to 88.1% at March 31, 2019 from 89.5% at December 31, 2018 and the percentage of certificates of deposit to total deposits increased to 11.9% at March 31, 2019 from 10.5% at December 31, 2018.

The following table summarizes the Company's deposits as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Balance	% of Total	Balance	% of Total	Change	%of Balance Change
	(Dollars in thousands)
Noninterest demand deposits	$1,338,675	30.5%	$1,362,268	30.7%	$(23,593)	(1.7)%
Interest bearing demand deposits	1,293,828	29.4	1,317,513	29.7	(23,685)	(1.8)
Money market accounts	740,518	16.9	765,316	17.3	(24,798)	(3.2)
Savings accounts	499,568	11.3	520,413	11.8	(20,845)	(4.0)
Total non-maturity deposits	3,872,589	88.1	3,965,510	89.5	(92,921)	(2.3)
Certificate of deposit accounts	521,126	11.9	466,892	10.5	54,234	11.6
Total deposits	$4,393,715	100.0%	$4,432,402	100.0%	$(38,687)	(0.9)
Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank is utilizing securities sold under agreement to repurchase as a supplement to its funding sources. Our repurchase agreements are secured by available for sale investment securities. At March 31, 2019, the Bank had securities sold under agreement to repurchase of $24.9 million, a decrease of $6.6 million, or 20.8%, from $31.5 million at December 31, 2018. The decrease was the result of customer activity during the period.
The Company also has junior subordinated debentures with a par value of $25 million which pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures was $20.4 million at March 31, 2019, which reflects the fair value of the junior subordinated debentures established during the Washington Banking Merger, adjusted for the accretion of discount from purchase accounting fair value adjustment.
At March 31, 2019, the Bank maintained credit facilities with the FHLB of Des Moines for $889.8 million and credit facilities with the Federal Reserve Bank for $38.4 million. The Company had $25.0 million of FHLB advances outstanding at March 31, 2019 and none at December 31, 2018. The average cost of the FHLB advances during the three months ended March 31, 2019 and 2018 was 3.29% and 1.70%, respectively. The Bank also maintains lines of credit with four correspondent banks to purchase federal funds totaling $90.0 million as of March 31, 2019. There were no federal funds purchased as of March 31, 2019 or December 31, 2018.

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
Heritage Financial Corporation: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations. At March 31, 2019, the Company (on an unconsolidated basis) had cash and cash equivalents of $13.9 million.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2019, cash and cash equivalents totaled $111.2 million, or 2.1% of total assets. The fair value of investment securities available for sale totaled $985.0 million at March 31, 2019, of which $265.5 million were pledged to secure public deposits or borrowing arrangements. The fair value of investment securities available for sale that were not pledged totaled $719.5 million, or 13.5% of total assets, at March 31, 2019. The fair value of investment securities available for sale with maturities of one year or less were $32.0 million, or 0.6% of total assets, at March 31, 2019.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $21.3 million for the three months ended March 31, 2019, and primarily consisted of net income of $16.6 million. During the three months ended March 31, 2019, net cash used by investing activities was $44.4 million, which consisted primarily of net loan originations of $42.4 million and purchases of premises and equipment of $1.0 million. Net cash used by financing activities was $27.7 million for the three months ended March 31, 2019, and primarily consisted of net decrease in deposits of $38.7 million and dividends paid of $6.7 million during the period, partially offset by net FHLB advances of $25.0 million.

Capital and Capital Requirements
Stockholders’ equity at March 31, 2019 was $778.2 million compared to $760.7 million at December 31, 2018. The Company’s stockholders' equity to assets ratio was 14.6% as of March 31, 2019 and 14.3% as of December 31, 2018. The changes to stockholders' equity during the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Balance, beginning of period	$760,723	$508,305
Common stock issued in the Premier and Puget Mergers	—	130,770
Net income	16,552	9,087
Dividends declared	(6,662)	(5,117)
Other comprehensive income (loss)	8,016	(7,543)
Effects of implementation of accounting change related to operating leases	(399)	—
Other	(39)	(794)
Balance, end of period	$778,191	$634,708
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On April 24, 2019, the Company’s Board of Directors declared a regular dividend of $0.18 per common share which is payable on May 22, 2019 to shareholders of record on May 8, 2019.
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and operations. Management believes as of March 31, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories. The following table represents the minimum required ratios of the Company and the Bank and the actual capital ratios at the periods indicated:

	Minimum Requirements		Well-Capitalized Requirements		Actual
	(Dollars in thousands)
As of March 31, 2019:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$199,483	4.5%	N/A	N/A	$521,095	11.8%
Tier 1 leverage capital to average assets	202,081	4.0	N/A	N/A	541,470	10.7
Tier 1 capital to risk-weighted assets	265,977	6.0	N/A	N/A	541,470	12.2
Total capital to risk-weighted assets	354,636	8.0	N/A	N/A	577,928	13.0
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	199,260	4.5	$287,821	6.5%	525,285	11.9
Tier 1 leverage capital to average assets	202,662	4.0	253,328	5.0	525,285	10.4
Tier 1 capital to risk-weighted assets	265,681	6.0	354,241	8.0	525,285	11.9
Total capital to risk-weighted assets	354,241	8.0	442,801	10.0	561,743	12.7

As of December 31, 2018:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$197,189	4.5%	N/A	N/A	$510,618	11.7%
Tier 1 leverage capital to average assets	201,920	4.0	N/A	N/A	530,920	10.5
Tier 1 capital to risk-weighted assets	262,918	6.0	N/A	N/A	530,920	12.1
Total capital to risk-weighted assets	350,558	8.0	N/A	N/A	566,268	12.9
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	197,004	4.5	$284,561	6.5%	513,993	11.7
Tier 1 leverage capital to average assets	203,339	4.0	254,174	5.0	513,993	10.1
Tier 1 capital to risk-weighted assets	262,671	6.0	350,229	8.0	513,993	11.7
Total capital to risk-weighted assets	350,229	8.0	437,786	10.0	549,341	12.5
Under applicable capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%. In addition, both the Company and the Bank are required to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. Both the Company and the Bank are required to establish a “conservation buffer”, consisting of common equity Tier 1 capital of more than 2.5% above the minimum risk-based capital ratios. The capital conservation buffer is designed to ensure that banks build up capital buffers outside periods of stress which can be drawn down as losses are incurred. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. At March 31, 2019, the capital conservation buffer was 5.0% and 4.7% for the Company and the Bank, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk through our lending and deposit gathering activities. Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Neither we, nor the Bank, maintain a trading account for any class of financial instrument, nor do we, or the Bank, engage in hedging activities or purchase high risk derivative instruments. Moreover, neither we, nor the Bank, are subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2019 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
We, and our Bank, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.

ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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
Since the inception of the eleventh plan, the Company has repurchased 579,996 shares at an average share price of $16.67. No shares were repurchased under this plan during the three months ended March 31, 2019 or 2018.
In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total repurchased shares for the periods indicated:

	Three Months Ended March 31,
	2019	2018
Repurchased shares to pay withholding taxes (1)	25,854	45,426
Stock repurchase to pay withholding taxes average share price	$31.01	$31.66
(1) During the three months ended March 31, 2018, the Company repurchased 26,741 of shares related to the withholding taxes due on the accelerated vesting of the restricted stock units of Puget Sound which were converted to Heritage common stock shares with an average share price of $31.80 under the terms of the merger agreement.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019— January 31, 2019	1,872	$30.60	7,893,389	935,034
February 1, 2019— February 28, 2019	—	—	7,893,389	935,034
March 1, 2019— March 31, 2019	23,982	31.04	7,893,389	935,034
Total	25,854	$31.01
(1) All of the common shares repurchased by the Company between January 1, 2019 and March 31, 2019 represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.        OTHER INFORMATION
None
ITEM 6.     EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date

2.5	Agreement and Plan of Merger with Puget Sound Bancorp, Inc	8-K	2.1	7/27/2017

2.6	Agreement and Plan of Merger with Premier Commercial Bancorp, Inc	8-K	2.1	3/9/2018

10.34	Form of First Amendment to Split Dollar Agreements dated August 3, 2015 by and between Heritage and Brian L. Vance, Jeffrey J. Deuel, Donald J. Hinson, Bryan D. McDonald and David Spurling (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date:
May 9, 2019	/S/ BRIAN L. VANCE
Brian L. Vance
Chief Executive Officer

Date:
May 9, 2019	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer