Form 10-Q
period 2019-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2019-08-08
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from __________ to __________
Commission File Number 000-29480

HERITAGE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington			91-1857900
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

201 Fifth Avenue SW,	Olympia	WA	98501
(Address of principal executive offices)			(Zip Code)
(360) 943-1500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, no par value	HFWA	NASDAQ

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
As of July 31, 2019 there were 36,882,163 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
June 30, 2019

Glossary of Acronyms, Abbreviations, and Terms

The acronyms, abbreviations, and terms listed below are used in various sections of the Form 10-Q, including “Item 1. Financial Statements” and “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations".

2018 Annual Form 10-K	Company's Annual Report on Form 10-K for the year ended December 31, 2018
ALL	Allowance for Loan Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Heritage Bank
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the Federal Reserve Board and the FDIC in 2013
BOLI	Bank owned life insurance
CDI	Core Deposit Intangible
CECL	Current Expected Credit Loss Model
Company	Heritage Financial Corporation
GAAP	U.S. Generally Accepted Accounting Principles
Heritage	Heritage Financial Corporation
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FHLB	Federal Home Loan Bank of Des Moines
LIBOR	London Interbank Offering Rate
OAEM	Other Assets Especially Mentioned
PCI
Purchased Credit Impaired; loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected; accounted for under FASB ASC 310-30

Premier Merger	Merger with Premier Commercial Bancorp & Premier Community Bank completed July 2, 2018
Puget Sound Merger	Merger with Puget Sound Bancorp, Inc. & Puget Sound Bank completed January 16, 2018
Premier and Puget Mergers	Premier Merger and Puget Sound Mergers, collectively
ROU	Right-of-Use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructured

FORWARD LOOKING STATEMENTS:
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including but not limited to: customer and employee retention, which might be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be effected by deterioration in the housing and commercial real estate markets, which may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our allowance for loan losses no longer being adequate to cover actual losses, and require us to increase our allowance for loan losses; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar;

fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the bank regulators, including the possibility that any such regulatory authority may, among other things, initiate an enforcement action against the Company or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements on us, any of which could affect our ability to continue our growth through mergers, acquisitions or similar transactions and adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including but not limited to, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and implementing regulations, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules as a result of Basel III; our ability to control operating costs and expenses; increases in premiums for deposit insurance; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our Condensed Consolidated Statements of Financial Condition; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our growth strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected; increased competitive pressures among financial service companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed from time to time in our filings with the Securities and Exchange Commission including our 2018 Annual Form 10-K.
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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(In thousands, except shares)

	June 30, 2019	December 31, 2018
ASSETS
Cash on hand and in banks	$95,878	$92,704
Interest earning deposits	43,412	69,206
Cash and cash equivalents	139,290	161,910
Investment securities available for sale, at fair value	960,680	976,095
Loans held for sale	3,692	1,555
Loans receivable, net	3,718,283	3,654,160
Allowance for loan losses	(36,363)	(35,042)
Total loans receivable, net	3,681,920	3,619,118
Other real estate owned	1,224	1,983
Premises and equipment, net	84,296	81,100
Federal Home Loan Bank stock, at cost	10,005	6,076
Bank owned life insurance	94,417	93,612
Accrued interest receivable	15,401	15,403
Prepaid expenses and other assets	126,259	98,522
Other intangible assets, net	18,563	20,614
Goodwill	240,939	240,939
Total assets	$5,376,686	$5,316,927
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$4,347,708	$4,432,402
Federal Home Loan Bank advances	90,700	—
Junior subordinated debentures	20,448	20,302
Securities sold under agreement to repurchase	23,141	31,487
Accrued expenses and other liabilities	98,064	72,013
Total liabilities	4,580,061	4,556,204
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, no par value, 50,000,000 shares authorized; 36,882,771 and 36,874,055 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	591,703	591,806
Retained earnings	195,168	176,372
Accumulated other comprehensive income (loss), net	9,754	(7,455)
Total stockholders’ equity	796,625	760,723
Total liabilities and stockholders’ equity	$5,376,686	$5,316,927
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$48,107	$41,141	$94,806	$79,300
Taxable interest on investment securities	5,933	4,068	11,756	7,597
Nontaxable interest on investment securities	893	1,220	1,843	2,561
Interest on other interest earning assets	283	240	618	458
Total interest income	55,216	46,669	109,023	89,916
INTEREST EXPENSE
Deposits	4,017	2,195	7,620	4,155
Junior subordinated debentures	340	315	694	598
Other borrowings	323	418	385	585
Total interest expense	4,680	2,928	8,699	5,338
Net interest income	50,536	43,741	100,324	84,578
Provision for loan losses	1,367	1,750	2,287	2,902
Net interest income after provision for loan losses	49,169	41,991	98,037	81,676
NONINTEREST INCOME
Service charges and other fees	4,845	4,695	9,330	9,238
Gain on sale of investment securities, net	33	18	48	53
Gain on sale of loans, net	368	706	620	1,580
Interest rate swap fees	161	309	161	360
Other income	2,157	1,847	4,834	3,892
Total noninterest income	7,564	7,575	14,993	15,123
NONINTEREST EXPENSE
Compensation and employee benefits	21,982	19,321	43,896	40,688
Occupancy and equipment	5,451	4,810	10,909	9,437
Data processing	2,109	2,507	4,282	5,112
Marketing	1,106	823	2,204	1,631
Professional services	1,305	3,529	2,478	6,366
State/municipal business and use taxes	809	716	1,607	1,404
Federal deposit insurance premium	426	375	711	730
Other real estate owned, net	289	—	375	—
Amortization of intangible assets	1,026	796	2,051	1,591
Other expense	3,044	2,829	5,559	5,494
Total noninterest expense	37,547	35,706	74,072	72,453
Income before income taxes	19,186	13,860	38,958	24,346
Income tax expense	3,202	2,003	6,422	3,402
Net income	$15,984	$11,857	$32,536	$20,944
Basic earnings per common share	$0.43	$0.35	$0.88	$0.62
Diluted earnings per common share	$0.43	$0.35	$0.88	$0.62
Dividends declared per common share	$0.18	$0.15	$0.36	$0.30
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$15,984	$11,857	$32,536	$20,944
Change in fair value of investment securities available for sale, net of tax of $2,463, $(630), $4,608, and $(2,638), respectively	9,219	(2,358)	17,247	(9,874)
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $(7), $(4), $(10), and $(12), respectively	(26)	(14)	(38)	(41)
Other comprehensive income (loss)	9,193	(2,372)	17,209	(9,915)
Comprehensive income	$25,177	$9,485	$49,745	$11,029
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30, 2019
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at March 31, 2019	36,899	$591,767	$185,863	$561	$778,191
Restricted stock units vested, net of forfeitures of restricted stock awards	13	—	—	—	—
Exercise of stock options	1	20	—	—	20
Stock-based compensation expense	—	795	—	—	795
Common stock repurchased	(30)	(879)	—	—	(879)
Net income	—	—	15,984	—	15,984
Other comprehensive income, net of tax	—	—	—	9,193	9,193
Cash dividends declared on common stock ($0.18 per share)	—	—	(6,679)	—	(6,679)
Balance at June 30, 2019	36,883	$591,703	$195,168	$9,754	$796,625

	Six Months Ended June 30, 2019
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
Balance at December 31, 2018	36,874	$591,806	$176,372	$(7,455)	$760,723
Restricted stock units vested, net of forfeitures of restricted stock awards	62	—	—	—	—
Exercise of stock options	3	42	—	—	42
Stock-based compensation expense	—	1,536	—	—	1,536
Common stock repurchased	(56)	(1,681)	—	—	(1,681)
Net income	—	—	32,536	—	32,536
Other comprehensive income, net of tax	—	—	—	17,209	17,209
Cash dividends declared on common stock ($0.36 per share)	—	—	(13,341)	—	(13,341)
Effects of implementation of accounting change related to operating leases	—	—	(399)	—	(399)
Balance at June 30, 2019	36,883	$591,703	$195,168	$9,754	$796,625

	Three Months Ended June 30, 2018
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive loss, net	Total stockholders’ equity
Balance at March 31, 2018	34,018	$490,566	$153,076	$(8,934)	$634,708
Restricted stock units vested, net of forfeitures of restricted stock awards	8	—	—	—	—
Exercise of stock options	2	26	—	—	26
Stock-based compensation expense	—	684	—	—	684
Common stock repurchased	(7)	(250)	—	—	(250)
Net income	—	—	11,857	—	11,857
Other comprehensive loss, net of tax	—	—	—	(2,372)	(2,372)
Cash dividends declared on common stock ($0.15 per share)	—	—	(5,130)	—	(5,130)
Balance at June 30, 2018	34,021	$491,026	$159,803	$(11,306)	$639,523

	Six Months Ended June 30, 2018
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive loss, net	Total stockholders’ equity
Balance at December 31, 2017	29,928	$360,590	$149,013	$(1,298)	$508,305
Restricted stock units vested, net of forfeitures of restricted stock awards	30	—	—	—	—
Exercise of stock options	3	47	—	—	47
Stock-based compensation expense	—	1,307	—	—	1,307
Common stock repurchased	(52)	(1,688)	—	—	(1,688)
Net income	—	—	20,944	—	20,944
Other comprehensive loss, net of tax	—	—	—	(9,915)	(9,915)
Common stock issued in business combination	4,112	130,770	—	—	130,770
Cash dividends declared on common stock ($0.30 per share)	—	—	(10,247)	—	(10,247)
Effects of implementation of accounting change related to equity investments, net	—	—	93	(93)	—
Balance at June 30, 2018	34,021	$491,026	$159,803	$(11,306)	$639,523
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$32,536	$20,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, amortization of securities available for sale, and amortization of discount of junior subordinated debentures	4,255	5,140
Changes in net deferred loan costs, net of amortization	829	(254)
Provision for loan losses	2,287	2,902
Net change in accrued interest receivable, prepaid expenses and other assets, and accrued expenses and other liabilities	(3,645)	419
Stock-based compensation expense	1,536	1,307
Amortization of intangible assets	2,051	1,591
Origination of loans held for sale	(20,328)	(40,048)
Proceeds from sale of loans	18,811	39,962
Earnings on bank owned life insurance	(1,014)	(666)
Valuation adjustment on other real estate owned	51	—
Loss on sale of other real estate owned	279	—
Gain on sale of loans, net	(620)	(1,580)
Gain on sale of investment securities, net	(48)	(53)
Impairment of assets held for sale	—	75
Impairment of right of use asset	117	—
Gain on sale of premises and equipment, net	(10)	—
Net cash provided by operating activities	37,087	29,739
Cash flows from investing activities:
Loans originated, net of principal payments	(65,972)	(96,127)
Maturities, calls and payments of investment securities available for sale	105,400	41,436
Purchase of investment securities available for sale	(104,324)	(147,360)
Proceeds from sales of investment securities available for sale	34,479	107,579
Purchase of premises and equipment	(6,374)	(16,659)
Proceeds from sales of other loans	54	4,532
Proceeds from sales of other real estate owned	429	—
Proceeds from redemption of Federal Home Loan Bank stock	12,684	22,138
Purchases of Federal Home Loan Bank stock	(16,613)	(21,784)
Proceeds from sales of premises and equipment	31	21
Capital contributions to low-income housing tax credit partnerships and new market tax credit partnerships, net	(2,242)	(8,169)
Net cash received from acquisitions	—	80,133
Net cash used in investing activities	(42,448)	(34,260)
Cash flows from financing activities:
Net (decrease) increase in deposits	(84,694)	69,990
Federal Home Loan Bank advances	402,800	536,450
Repayments of Federal Home Loan Bank advances	(312,100)	(553,450)
Common stock cash dividends paid	(13,280)	(10,247)
Net decrease in securities sold under agreement to repurchase	(8,346)	(9,653)
Proceeds from exercise of stock options	42	47
Repurchase of common stock	(1,681)	(1,688)
Net cash (used in) provided by financing activities	(17,259)	31,449

	Six Months Ended June 30,
	2019	2018
Net (decrease) increase in cash and cash equivalents	(22,620)	26,928
Cash and cash equivalents at beginning of period	161,910	103,015
Cash and cash equivalents at end of period	$139,290	$129,943

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,535	$5,156
Cash paid for income taxes	5,545	2,724

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$—	$434
Transfers of properties held for sale recorded in premises and equipment, net to prepaid expenses and other assets	763	221
Transfer of BOLI to prepaid expenses and other assets	209	—
Business Combinations:
Common stock issued for business combinations	—	130,770
Assets acquired (liabilities assumed) in acquisitions:
Investment securities available for sale	—	80,353
Loans receivable	—	388,462
Premises and equipment	—	732
Federal Home Loan Bank stock	—	623
Accrued interest receivable	—	1,448
Bank owned life insurance	—	6,264
Prepaid expenses and other assets	—	1,354
Other intangible assets	—	11,270
Deposits	—	(505,885)
Accrued expenses and other liabilities	—	(2,504)
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
Heritage is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, the Bank. The Bank is a Washington-chartered commercial bank and its deposits are insured by the FDIC. The Bank is headquartered in Olympia, Washington and conducts business from its 62 branch offices as of June 30, 2019 located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas.
Effective January 16, 2018, the Company completed the Puget Sound Merger and on July 2, 2018, the Company completed the Premier Merger. See Note (2) Business Combinations for additional information on the Premier and Puget Mergers.

(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2018 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. In preparing the unaudited Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ significantly from those estimates.

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
Operating leases
During the normal course of business, the Company enters into agreements, and it determines if a particular agreement is a lease at inception. The Company's noncancelable operating lease agreements relate to certain banking offices, back-office operational facilities, office equipment, and sublease agreements. The agreements are recorded as ROU assets and liabilities within prepaid expenses and other assets and accrued expenses and other liabilities, respectively, in the Condensed Consolidated Statements of Financial Condition. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, and represent the right to use an underlying asset for the lease term and the obligation to make lease payments arising from the lease. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease pre-payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company elected an exclusion policy for ROU assets and liabilities for operating leases with a term of twelve months or less and a capitalization threshold policy for total contractual lease payments of $25,000 or more. The Company does not account for any leases at a portfolio level.

(d) Recently Issued Accounting Pronouncements
FASB ASU 2016-02, Leases (Topic 842), as amended by ASU 2017-13, 2018-01, 2018-10, ASU 2018-11, and ASU 2019-01 was originally issued in February 2016, to increase transparency and comparability of leases among organizations and to disclose key information about leasing arrangements. The ASU sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Company adopted the ASU on January 1, 2019 and elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed us to carry forward the historical determination of contracts as leases, lease classification and not reassess initial direct costs for historical lease arrangements. The adoption of this ASU resulted in the recognition of operating lease ROU assets and liabilities of approximately $29.2 million and $29.8 million, respectively, in prepaid expenses and other assets and accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition. This change also resulted in a cumulative-effect adjustment to beginning retained earnings of $399,000, net of tax, under the modified retrospective approach. As a result of electing this transition method, prior periods have not been restated.
FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, was originally issued in June 2016. Commonly referred to as CECL, this ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for fiscal years after December 15, 2018. The Company is anticipating adopting the Update on January 1, 2020. Upon adoption, the Company expects a change in the processes, internal controls and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on PCI loans; however, the Company is still in the process of determining the magnitude of the increase and its impact on the Condensed Consolidated Financial Statements. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. During 2017, the Company's management created a CECL steering committee to develop and implement processes and procedures to ensure it is fully compliant with the amendments at the adoption date. During 2018, the CECL steering committee selected a vendor to assist the Company in the adoption, completed the implementation discovery sessions, and selected appropriate methodologies. During 2019, the CECL steering committee compiled historical loan data and is in the process of finalizing qualitative factors. The Company anticipates running parallel existing ALLL and CECL models using second quarter 2019 data.
FASB ASU 2017-04, Goodwill (Topic 350), was issued in January 2017 and eliminates Step 2 from the goodwill impairment test. The ASU is effective for annual periods or any interim goodwill impairment tests beginning after December 15, 2019 using a prospective transition method and early adoption is permitted. The Company does not expect the ASU will have a material impact on its Condensed Consolidated Financial Statements.
FASB ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, was issued in August 2018 and modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the ASU will have a material impact on its Condensed Consolidated Financial Statements.

(2)	Business Combinations
There were no acquisitions or mergers completed during the three and six months ended June 30, 2019.
Puget Sound Merger:
The Puget Sound Merger was effective on January 16, 2018. As of the acquisition date, Puget Sound merged into Heritage and Puget Sound Bank merged into Heritage Bank. The Puget Sound Merger resulted in $68.5 million of goodwill.

The Company incurred no acquisition-related costs for the Puget Sound Merger during the three months ended June 30, 2019 and $75,000 during the six months ended June 30, 2019. The Company incurred acquisition-related costs of approximately $551,000 and $5.0 million during the three and six months ended June 30, 2018, respectively, for the Puget Sound Merger.
Premier Merger:
The Premier Merger was effective on July 2, 2018. As of the acquisition date, Premier merged into Heritage and Premier Commercial Bank merged into Heritage Bank. The Premier Merger resulted in $53.4 million of goodwill.
The Company incurred no acquisition-related costs for the Premier Merger during the three months ended June 30, 2019 and $57,000 during the six months ended June 30, 2019. The Company incurred acquisition-related costs of approximately $319,000 and $636,000 during the three and six months ended June 30, 2018, respectively, for the Premier Merger.
The Company finalized the purchase price allocation for both mergers as of December 31, 2018.

(3)	Investment Securities
(a) Securities by Type and Maturity
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$92,103	$774	$—	$92,877
Municipal securities	128,900	3,848	(7)	132,741
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	345,927	2,918	(1,163)	347,682
Commercial	333,785	6,033	(740)	339,078
Corporate obligations	23,852	312	(6)	24,158
Other asset-backed securities	23,752	396	(4)	24,144
Total	$948,319	$14,281	$(1,920)	$960,680

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$101,595	$155	$(147)	$101,603
Municipal securities	158,461	1,209	(806)	158,864
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	337,295	426	(6,119)	331,602
Commercial	338,250	1,035	(5,524)	333,761
Corporate obligations	25,662	36	(135)	25,563
Other asset-backed securities	24,278	424	—	24,702
Total	$985,541	$3,285	$(12,731)	$976,095

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.
There were no securities classified as trading or held to maturity at June 30, 2019 or December 31, 2018.

The amortized cost and fair value of investment securities available for sale at June 30, 2019, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$33,196	$33,253
Due after one year through five years	182,529	184,643
Due after five years through ten years	283,379	288,386
Due after ten years	449,215	454,398
Total	$948,319	$960,680

(b) Unrealized Losses and Other-Than-Temporary Impairments
The following tables show the gross unrealized losses and fair value of the Company's investment securities available for sale that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$—	$—	$4,029	$(7)	$4,029	$(7)
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	22,579	(148)	106,539	(1,015)	129,118	(1,163)
Commercial	23,481	(175)	61,766	(565)	85,247	(740)
Corporate obligations	—	—	1,994	(6)	1,994	(6)
Other asset-backed securities	—	—	1,786	(4)	1,786	(4)
Total	$46,060	$(323)	$176,114	$(1,597)	$222,174	$(1,920)

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$46,992	$(58)	$7,350	$(89)	$54,342	$(147)
Municipal securities	31,157	(159)	38,792	(647)	69,949	(806)
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	66,620	(247)	193,726	(5,872)	260,346	(6,119)
Commercial	43,531	(272)	190,585	(5,252)	234,116	(5,524)
Corporate obligations	13,736	(87)	1,951	(48)	15,687	(135)
Total	$202,036	$(823)	$432,404	$(11,908)	$634,440	$(12,731)

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.
The Company has evaluated these investment securities available for sale as of June 30, 2019 and December 31, 2018 and has determined that the decline in their value is not other-than-temporary. The unrealized losses are primarily due to increases in market interest rates since purchase of the securities. The fair value of these securities is expected to recover as the securities approach their maturity date. None of the underlying issuers of the municipal securities and corporate obligations had credit ratings that were below investment grade levels at June 30, 2019 or December 31, 2018. The Company has the ability and intent to hold the investments until recovery of the securities' amortized cost, which may be the maturity date of the securities.
For the three and six months ended June 30, 2019 and 2018, there were no other-than-temporary charges recorded to net income.

(c) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of securities available for sale for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Gross realized gains	$187	$18	$276	$122
Gross realized losses	(154)	—	(228)	(69)
Net realized gains	$33	$18	$48	$53

(d) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state public deposits	$195,546	$197,856	$199,026	$196,786
Securities sold under agreement to repurchase	36,335	36,612	48,173	47,407
Other securities pledged	15,175	15,490	20,778	20,482
Total	$247,056	$249,958	$267,977	$264,675

(4)	Loans Receivable
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
Loans receivable at June 30, 2019 and December 31, 2018 consisted of the following portfolio segments and classes:

	June 30, 2019	December 31, 2018
	(In thousands)
Commercial business:
Commercial and industrial	$845,046	$853,606
Owner-occupied commercial real estate	772,499	779,814
Non-owner occupied commercial real estate	1,333,047	1,304,463
Total commercial business	2,950,592	2,937,883
One-to-four family residential	117,425	101,763
Real estate construction and land development:
One-to-four family residential	111,319	102,730
Five or more family residential and commercial properties	143,341	112,730
Total real estate construction and land development	254,660	215,460
Consumer	392,926	395,545
Gross loans receivable	3,715,603	3,650,651
Net deferred loan costs	2,680	3,509
Loans receivable, net	3,718,283	3,654,160
Allowance for loan losses	(36,363)	(35,042)
Total loans receivable, net	$3,681,920	$3,619,118

(b) Concentrations of Credit
As of June 30, 2019, and December 31, 2018, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.
(c) Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of the loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans and (v) the general economic conditions of the United States of America, and specifically the states of Washington and Oregon. The Company utilizes a risk grading matrix to assign a risk grade to each loan on a scale of 1 to 10. Risk grades are aggregated to create the risk categories of "Pass" for grades 1 to 6, OAEM for grade 7, "Substandard" for grade 8, "Doubtful" for grade 9 and "Loss" for grade 10.
The following tables present the balance of loans receivable by credit quality indicator as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Pass	OAEM	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$761,961	$28,344	$54,741	$—	$845,046
Owner-occupied commercial real estate	731,749	25,870	14,880	—	772,499
Non-owner occupied commercial real estate	1,309,875	9,936	13,236	—	1,333,047
Total commercial business	2,803,585	64,150	82,857	—	2,950,592
One-to-four family residential	115,707	—	1,718	—	117,425
Real estate construction and land development:
One-to-four family residential	110,526	—	793	—	111,319
Five or more family residential and commercial properties	142,824	517	—	—	143,341
Total real estate construction and land development	253,350	517	793	—	254,660
Consumer	388,503	—	3,899	524	392,926
Gross loans receivable	$3,561,145	$64,667	$89,267	$524	$3,715,603

	December 31, 2018
	Pass	OAEM	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$788,395	$16,168	$49,043	$—	$853,606
Owner-occupied commercial real estate	741,227	27,724	10,863	—	779,814
Non-owner occupied commercial real estate	1,283,077	9,438	11,948	—	1,304,463
Total commercial business	2,812,699	53,330	71,854	—	2,937,883
One-to-four family residential	100,401	—	1,362	—	101,763
Real estate construction and land development:
One-to-four family residential	101,519	258	953	—	102,730
Five or more family residential and commercial properties	112,678	52	—	—	112,730
Total real estate construction and land development	214,197	310	953	—	215,460
Consumer	390,808	—	4,213	524	395,545
Gross loans receivable	$3,518,105	$53,640	$78,382	$524	$3,650,651

Potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is closely monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans may include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of FASB ASC 310-30. Potential problem loans as of June 30, 2019 and December 31, 2018 were $114.1 million and $101.3 million, respectively.
(d) Nonaccrual Loans
Nonaccrual loans, segregated by segments and classes of loans, were as follows as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In thousands)
Commercial business:
Commercial and industrial	$11,133	$6,639
Owner-occupied commercial real estate	4,725	4,212
Non-owner occupied commercial real estate	2,429	1,713
Total commercial business	18,287	12,564
One-to-four family residential	19	71
Real estate construction and land development:
One-to-four family residential	793	899
Total real estate construction and land development	793	899
Consumer	194	169
Nonaccrual loans	$19,293	$13,703

PCI loans are not included in the nonaccrual loan table above because these loans are accounted for under FASB ASC 310-30, which provides that accretable yield is calculated based on a loan's expected cash flow even if the loan is not performing under its contractual terms.

(e) Past due loans
The Company performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. PCI loans are not included in the past due loans table below other than as a reconciling item.
The balances of past due loans, segregated by segments and classes of loans, as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$1,991	$1,552	$3,543	$838,666	$842,209
Owner-occupied commercial real estate	646	1,073	1,719	763,661	765,380
Non-owner occupied commercial real estate	286	1,843	2,129	1,324,516	1,326,645
Total commercial business	2,923	4,468	7,391	2,926,843	2,934,234
One-to-four family residential	475	—	475	113,733	114,208
Real estate construction and land development:
One-to-four family residential	—	—	—	110,993	110,993
Five or more family residential and commercial properties	258	—	258	142,929	143,187
Total real estate construction and land development	258	—	258	253,922	254,180
Consumer	1,563	—	1,563	389,066	390,629
Past due gross loans receivable, excluding PCI loans	5,219	4,468	9,687	3,683,564	3,693,251
PCI loans	647	18	665	21,687	22,352
Gross loans receivable	$5,866	$4,486	$10,352	$3,705,251	$3,715,603

	December 31, 2018
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,711	$2,281	$4,992	$845,181	$850,173
Owner-occupied commercial real estate	513	408	921	771,677	772,598
Non-owner occupied commercial real estate	3,412	1,103	4,515	1,292,888	1,297,403
Total commercial business	6,636	3,792	10,428	2,909,746	2,920,174
One-to-four family residential	227	—	227	98,221	98,448
Real estate construction and land development:
One-to-four family residential	665	234	899	101,451	102,350
Five or more family residential and commercial properties	—	—	—	112,688	112,688
Total real estate construction and land development	665	234	899	214,139	215,038
Consumer	2,559	—	2,559	389,525	392,084
Past due gross loans receivable, excluding PCI loans	10,087	4,026	14,113	3,611,631	3,625,744
PCI loans	2,271	550	2,821	22,086	24,907
Gross loans receivable	$12,358	$4,576	$16,934	$3,633,717	$3,650,651

There were no loans 90 days or more past due that were still accruing interest as of June 30, 2019 or December 31, 2018, excluding PCI loans.

(f) Impaired loans
Impaired loans include nonaccrual loans and performing TDR loans. The balances of impaired loans as of June 30, 2019 and December 31, 2018 are set forth in the following tables:

	June 30, 2019
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$4,815	$22,793	$27,608	$28,909	$3,211
Owner-occupied commercial real estate	817	5,484	6,301	6,752	1,294
Non-owner occupied commercial real estate	5,132	4,543	9,675	9,753	629
Total commercial business	10,764	32,820	43,584	45,414	5,134
One-to-four family residential	—	224	224	231	57
Real estate construction and land development:
One-to-four family residential	560	233	793	878	28
Total real estate construction and land development	560	233	793	878	28
Consumer	—	617	617	628	154
Total	$11,324	$33,894	$45,218	$47,151	$5,373

	December 31, 2018
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$2,523	$20,119	$22,642	$24,176	$2,607
Owner-occupied commercial real estate	816	5,000	5,816	6,150	1,142
Non-owner occupied commercial real estate	3,352	2,924	6,276	6,414	206
Total commercial business	6,691	28,043	34,734	36,740	3,955
One-to-four family residential	—	279	279	293	76
Real estate construction and land development:
One-to-four family residential	899	—	899	1,662	—
Total real estate construction and land development	899	—	899	1,662	—
Consumer	—	527	527	538	139
Total	$7,590	$28,849	$36,439	$39,233	$4,170

The average recorded investment of impaired loans for the three and six months ended June 30, 2019 and 2018 are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Commercial business:
Commercial and industrial	$25,219	$17,299	$24,426	$15,534
Owner-occupied commercial real estate	6,178	12,643	6,057	12,622
Non-owner occupied commercial real estate	8,221	10,426	7,506	10,366
Total commercial business	39,618	40,368	37,989	38,522
One-to-four family residential	249	293	259	295
Real estate construction and land development:
One-to-four family residential	858	1,116	872	1,159
Five or more family residential and commercial properties	—	—	—	215
Total real estate construction and land development	858	1,116	872	1,374
Consumer	607	381	581	401
Total	$41,332	$42,158	$39,701	$40,592

For the three and six months ended June 30, 2019 and 2018, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three and six months ended June 30, 2019, the Bank recorded $397,000 and $698,000, respectively, of interest income related to performing TDR loans. For the three and six months ended June 30, 2018, the Bank recorded $360,000 and $686,000, respectively, of interest income related to performing TDR loans.
(g) Troubled Debt Restructured Loans
The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR loans as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
	Performing TDRs	Nonaccrual TDRs	Performing TDRs	Nonaccrual TDRs
	(In thousands)
TDR loans	$25,925	$8,090	$22,736	$6,943
Allowance for loan losses on TDR loans	2,887	981	2,257	658

The unfunded commitment to borrowers related to TDR loans was $1.7 million and $943,000 at June 30, 2019 and December 31, 2018, respectively.

Loans that were modified as TDR loans during the three and six months ended June 30, 2019 and 2018 are set forth in the following table:

	Three Months Ended June 30,
	2019		2018
	Number of Contracts (1)	Recorded Investment (1)(2)	Number of Contracts (1)	Recorded Investment (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	14	$8,628	9	$2,981
Owner-occupied commercial real estate	1	710	1	570
Non-owner occupied commercial real estate	2	3,554	—	—
Total commercial business	17	12,892	10	3,551
Consumer	3	53	3	33
Total loans modified as TDR loans	20	$12,945	13	$3,584

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the three months ended June 30, 2019 and 2018.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. There were no advances on these types of loans during the three months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019		2018
	Number of Contracts (1)	Recorded Investment (1)(2)	Number of Contracts (1)	Recorded Investment (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	20	$18,066	17	$6,193
Owner-occupied commercial real estate	3	1,628	1	570
Non-owner occupied commercial real estate	3	5,643	2	2,380
Total commercial business	26	25,337	20	9,143
Real estate construction and land development:
One-to-four family residential	1	560	—	—
Total real estate construction and land development	1	560	—	—
Consumer	8	162	6	107
Total TDR loans	35	$26,059	26	$9,250

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the six months ended June 30, 2019 and 2018.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. There were no advances on these types of loans during the six months ended June 30, 2019 and 2018.

The tables above includes 12 and 20 loans, respectively, for the three and six months ended June 30, 2019 and 10 and 23 loans, respectively, for the three and six months ended June 30, 2018 that were previously reported as TDR loans. The Bank typically grants shorter extension periods to continually monitor these TDR loans despite the fact that the extended date might not be the date the Bank expects sufficient cash flow from these borrowers. The Bank does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted. Of the remaining first-reported TDR loans, the concessions granted largely consisted of maturity extensions, interest rate modifications or a combination of both. The potential losses related to TDR loans are considered in the period the loan was first reported as a TDR loan and are adjusted, as necessary, in the current period based on more recent information. The related specific valuation allowance at June 30, 2019 for loans that were modified as TDR loans during the six months ended June 30, 2019 was $3.1 million.
Loans that were modified during the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2019 and 2018 are set forth in the following tables:

	Three Months Ended June 30,
	2019		2018
	Number of Contracts	Recorded Investments	Number of Contracts	Recorded Investments
	(Dollars in thousands)
Commercial business:
Commercial and industrial	6	$1,278	4	$2,725
Owner-occupied properties	1	399	—	—
Total commercial business	7	1,677	4	2,725
Real estate construction and land development:
One-to-four family residential	1	560	—	—
Total real estate construction and land development	1	560	—	—
Total	8	$2,237	4	$2,725

	Six Months Ended June 30,
	2019		2018
	Number of Contracts	Recorded Investments	Number of Contracts	Recorded Investments
	(Dollars in thousands)
Commercial business:
Commercial and industrial	6	$1,278	5	$3,006
Owner-occupied commercial real estate	2	1,109	—	—
Non-owner occupied commercial real estate	1	586	1	73
Total commercial business	9	2,973	6	3,079
Real estate construction and land development:
One-to-four family residential	1	560	2	775
Total real estate construction and land development	1	560	2	775
Total	10	$3,533	8	$3,854

During the three and six months ended June 30, 2019, eight loans and ten loans, respectively, defaulted because each was past its modified maturity date, and the borrower has not subsequently repaid the credits. One loan defaulted during both the three and six months ended June 30, 2019. The Bank has chosen not to extend further the maturity date on these loans. The Bank had a specific valuation allowance of $304,000 at June 30, 2019 related to these TDR loans which defaulted during the six months ended June 30, 2019.
During the three and six months ended June 30, 2018, two and six loans, respectively, defaulted because each was past its modified maturity date, and the borrower has not subsequently repaid the credits. The Bank had chosen not to extend the maturities on these loans. In addition, during each of the three and six months ended June 30, 2018, two loans defaulted because the borrowers were more than 90 days delinquent on their scheduled loan payments. The Bank had no specific valuation allowance at June 30, 2018 related to TDR loans which defaulted during the six months ended June 30, 2018.

(h) Purchased Credit Impaired Loans
The following table reflects the outstanding principal balance and recorded investment of the PCI loans at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$5,232	$2,837	$6,319	$3,433
Owner-occupied commercial real estate	7,260	7,120	7,830	7,215
Non-owner occupied commercial real estate	8,019	6,402	8,685	7,059
Total commercial business	20,511	16,359	22,834	17,707
One-to-four family residential	3,056	3,217	3,169	3,315
Real estate construction and land development:
One-to-four family residential	—	326	67	380
Five or more family residential and commercial properties	182	154	188	43
Total real estate construction and land development	182	480	255	423
Consumer	1,012	2,297	2,203	3,462
Gross PCI loans	$24,761	$22,353	$28,461	$24,907
On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Balance at the beginning of the period	$8,460	$11,269	$9,493	$11,224
Accretion	(513)	(587)	(1,094)	(1,368)
Disposal and other	(198)	(273)	(650)	(1,971)
Reclassification from nonaccretable difference	823	(349)	823	2,175
Balance at the end of the period	$8,572	$10,060	$8,572	$10,060

(5)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio. The following tables detail the activity in the allowance for loan losses disaggregated by segment and class for the three and six months ended June 30, 2019:

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Three Months Ended June 30, 2019
Commercial business:
Commercial and industrial	$11,755	$(774)	$62	$950	$11,993
Owner-occupied commercial real estate	5,256	—	—	(190)	5,066
Non-owner occupied commercial real estate	7,825	—	—	239	8,064
Total commercial business	24,836	(774)	62	999	25,123
One-to-four family residential	1,247	(15)	—	113	1,345
Real estate construction and land development:
One-to-four family residential	1,422	—	7	42	1,471
Five or more family residential and commercial properties	995	—	—	65	1,060
Total real estate construction and land development	2,417	—	7	107	2,531
Consumer	6,480	(566)	130	496	6,540
Unallocated	1,172	—	—	(348)	824
Total	$36,152	$(1,355)	$199	$1,367	$36,363

	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Six Months Ended June 30, 2019
Commercial business:
Commercial and industrial	$11,343	$(877)	$69	$1,458	$11,993
Owner-occupied commercial real estate	4,898	—	3	165	5,066
Non-owner occupied commercial real estate	7,470	—	149	445	8,064
Total commercial business	23,711	(877)	221	2,068	25,123
One-to-four family residential	1,203	(30)	—	172	1,345
Real estate construction and land development:
One-to-four family residential	1,240	—	625	(394)	1,471
Five or more family residential and commercial properties	954	—	—	106	1,060
Total real estate construction and land development	2,194	—	625	(288)	2,531
Consumer	6,581	(1,152)	247	864	6,540
Unallocated	1,353	—	—	(529)	824
Total	$35,042	$(2,059)	$1,093	$2,287	$36,363

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of June 30, 2019:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$3,211	$8,094	$688	$11,993
Owner-occupied commercial real estate	1,294	3,180	592	5,066
Non-owner occupied commercial real estate	629	6,900	535	8,064
Total commercial business	5,134	18,174	1,815	25,123
One-to-four family residential	57	1,188	100	1,345
Real estate construction and land development:
One-to-four family residential	28	1,259	184	1,471
Five or more family residential and commercial properties	—	982	78	1,060
Total real estate construction and land development	28	2,241	262	2,531
Consumer	154	5,988	398	6,540
Unallocated	—	824	—	824
Total	$5,373	$28,415	$2,575	$36,363

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of June 30, 2019:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$27,608	$814,601	$2,837	$845,046
Owner-occupied commercial real estate	6,301	759,078	7,120	772,499
Non-owner occupied commercial real estate	9,675	1,316,970	6,402	1,333,047
Total commercial business	43,584	2,890,649	16,359	2,950,592
One-to-four family residential	224	113,984	3,217	117,425
Real estate construction and land development:
One-to-four family residential	793	110,200	326	111,319
Five or more family residential and commercial properties	—	143,187	154	143,341
Total real estate construction and land development	793	253,387	480	254,660
Consumer	617	390,012	2,297	392,926
Total	$45,218	$3,648,032	$22,353	$3,715,603

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

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2018:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$22,642	$827,531	$3,433	$853,606
Owner-occupied commercial real estate	5,816	766,783	7,215	779,814
Non-owner occupied commercial real estate	6,276	1,291,128	7,059	1,304,463
Total commercial business	34,734	2,885,442	17,707	2,937,883
One-to-four family residential	279	98,169	3,315	101,763
Real estate construction and land development:
One-to-four family residential	899	101,451	380	102,730
Five or more family residential and commercial properties	—	112,687	43	112,730
Total real estate construction and land development	899	214,138	423	215,460
Consumer	527	391,556	3,462	395,545
Total	$36,439	$3,589,305	$24,907	$3,650,651

(6)	Other Real Estate Owned
Changes in other real estate owned during the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Balance at the beginning of the period	$1,904	$—	$1,983	$—
Additions	—	434	—	434
Proceeds from dispositions	(350)	—	(429)	—
Loss on sales, net	(279)	—	(279)	—
Valuation adjustment	(51)	—	(51)	—
Balance at the end of the period	$1,224	$434	$1,224	$434

At June 30, 2019, the carrying amount of other real estate owned that was the result of foreclosure and obtaining physical possession of residential real estate properties was $383,000. At June 30, 2019, there were no consumer mortgage loans secured by residential real estate properties (included in the one-to-four family residential loans in Note (4) Loans Receivable) for which formal foreclosure proceedings were in process.

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

The following table presents the change in goodwill for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Balance at the beginning of the period	$240,939	$187,549	$240,939	$119,029
Additions as a result of acquisitions (1)	—	—	—	68,520
Balance at the end of the period	$240,939	$187,549	$240,939	$187,549
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

(b) Other Intangible Assets
Other intangible assets represent CDI acquired in business combinations. The useful life of the CDI was estimated to be ten years for the acquisitions of Premier Commercial Bancorp, Puget Sound Bancorp, Washington Banking Company, and Valley Community Bancshares, and was estimated to be five years for the acquisition of Northwest Commercial Bank.
The following table presents the change in other intangible assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Balance at the beginning of the period	$19,589	$16,563	$20,614	$6,088
Additions as a result of acquisitions (1)	—	—	—	11,270
Amortization	(1,026)	(796)	(2,051)	(1,591)
Balance at the end of the period	$18,563	$15,767	$18,563	$15,767
(1) See Note (2) Business Combinations

(8)	Junior Subordinated Debentures
As part of the acquisition of Washington Banking Company on May 1, 2014, the Company assumed trust preferred securities and junior subordinated debentures with a total fair value of $18.9 million at the merger date. At June 30, 2019 and December 31, 2018, the balance of the junior subordinated debentures, net of unaccreted discount, was $20.4 million and $20.3 million, respectively.
The adjustable rate of the trust preferred securities at June 30, 2019 was 3.88%. The following table presents the weighted average rate of the junior subordinated debentures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average rate (1)	6.68%	6.28%	6.87%	6.01%

(1)	The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.

(9)	Securities Sold Under Agreement to Repurchase
The Company utilizes securities sold under agreement to repurchase with one-day maturities secured by pledged investment securities available for sale as a supplement to funding sources. For additional information on the total value of investment securities pledged for securities sold under agreement to repurchase see Note (3) Investment Securities.
The following table presents the Company's securities sold under agreement to repurchase obligations by class of collateral pledged at the dates indicated:

	June 30, 2019	December 31, 2018
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$4,952	$4,878
Mortgage-backed securities and collateralized mortgage obligations: (1)
Residential	5,536	9,335
Commercial	12,653	17,274
Total securities sold under agreement to repurchase	$23,141	$31,487
(1) Issued and guaranteed by U.S. Government-sponsored agencies.

(10)	Other Borrowings
(a) FHLB
The FHLB functions as a member-owned cooperative providing credit for member financial institutions. At June 30, 2019, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $827.7 million. At June 30, 2019 the Bank had short-term FHLB advances outstanding of $90.7 million with maturity dates within 30 days. At December 31, 2018 the Bank had no FHLB advances outstanding.
The following table sets forth the details of FHLB advances during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
FHLB Advances:
Average balance during the period	$42,101	$79,120	$22,086	$57,546
Maximum month-end balance during the period	$90,700	$154,500	$90,700	$154,500
Weighted average rate during the period	2.65%	2.04%	2.68%	1.93%

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
(b) Federal Funds Purchased
The Bank maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank and Pacific Coast Bankers’ Bank to purchase federal funds of up to $90.0 million as of June 30, 2019. The lines generally mature annually or are reviewed annually. As of June 30, 2019 and December 31, 2018, there were no federal funds purchased.
(c) Credit Facilities
The Bank maintains a credit facility with the Federal Reserve Bank of San Francisco with available borrowing capacity of $43.6 million as of June 30, 2019. There were no borrowings outstanding as of June 30, 2019 and December 31, 2018. Any advances on the credit facility would have to be first secured by the Bank's investment securities or loans receivable.

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
The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$177,655	$8,033	$171,798	$5,095
Interest rate swap liability (1)	177,655	(8,033)	171,798	(5,095)

 (1)The estimated fair value of derivatives with customers was $7,647 and $(1,643) as of June 30, 2019 and December 31, 2018, respectively. The estimated fair value of derivatives with third parties was $(7,647) and $1,643 as of June 30, 2019 and December 31, 2018, respectively.

(12)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income:
Net income	$15,984	$11,857	$32,536	$20,944
Dividends and undistributed earnings allocated to participating securities	(48)	(57)	(100)	(110)
Net income allocated to common shareholders	$15,936	$11,800	$32,436	$20,834
Basic:
Weighted average common shares outstanding	36,895,625	34,023,566	36,888,601	33,680,014
Restricted stock awards	(25,466)	(88,905)	(40,632)	(107,897)
Total basic weighted average common shares outstanding	36,870,159	33,934,661	36,847,969	33,572,117
Diluted:
Basic weighted average common shares outstanding	36,870,159	33,934,661	36,847,969	33,572,117
Effect of potentially dilutive common shares (1)	144,714	172,631	163,767	157,819
Total diluted weighted average common shares outstanding	37,014,873	34,107,292	37,011,736	33,729,936

(1)	Represents the effect of the assumed exercise of stock options and vesting of restricted stock awards and units.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock. For the three and six months ended June 30, 2019, there were 89,507 and 61,333 anti-dilutive shares outstanding, respectively. There were no anti-dilutive shares outstanding for the three and six months ended June 30, 2018.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity for the six months ended June 30, 2019 and calendar year 2018:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 24, 2018	$0.15	February 7, 2018	February 21, 2018
April 25, 2018	$0.15	May 10, 2018	May 24, 2018
July 24, 2018	$0.15	August 9, 2018	August 23, 2018
October 24, 2018	$0.17	November 7, 2018	November 21, 2018
October 24, 2018	$0.10	November 7, 2018	November 21, 2018	*
January 23, 2019	$0.18	February 7, 2019	February 21, 2019
April 24, 2019	$0.18	May 8, 2019	May 22, 2019

* Denotes a special dividend.
The FDIC and the Washington State Department of Financial Institutions, Division of Banks have the authority under their supervisory powers to prohibit the payment of dividends by the Bank to the Company. Additionally, current guidance from the Board of Governors of the Federal Reserve System provides, among other things, that dividends per share on the Company’s common stock generally should not exceed earnings per share, measured over the previous four fiscal quarters. Current regulations allow the Company and the Bank to pay dividends on their common stock if the Company’s or the Bank’s regulatory capital would not be reduced below the statutory capital requirements set by the Board of Governors of the Federal Reserve System and the FDIC.
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
Since the inception of the eleventh plan, the Company has repurchased 607,966 shares at an average share price of $17.33, including 28,000 shares repurchased at an average share price of $29.12 during both the three and six months ended June 30, 2019. No shares were repurchased under this plan during the three and six months ended June 30, 2018.
In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total repurchased shares for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Repurchased shares to pay withholding taxes (1)	2,175	7,394	28,029	52,820
Stock repurchase to pay withholding taxes average share price	$29.31	$33.84	$30.88	$31.96
(1) During the six months ended June 30, 2018, the Company repurchased 26,741 shares related to the withholding taxes due on the accelerated vesting of the restricted stock units of Puget Sound which were converted to Heritage common stock shares with an average share price of $31.80 under the terms of the Puget Sound Merger. See Note (2) Business Combinations.

(13)	Accumulated Other Comprehensive Income (Loss)
The changes in accumulated other comprehensive income (loss) (“AOCI”), all of which are due to changes in the fair value of available for sale securities and are net of tax, during the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Balance of AOCI at the beginning of period	$561	$(8,934)	$(7,455)	$(1,298)
Other comprehensive income (loss) before reclassification	9,219	(2,358)	17,247	(9,874)
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(26)	(14)	(38)	(41)
Net current period other comprehensive income (loss)	9,193	(2,372)	17,209	(9,915)
Effects of implementation of accounting change related to equity investments, net	—	—	—	(93)
Balance of AOCI at the end of period	$9,754	$(11,306)	$9,754	$(11,306)

(14)	Fair Value Measurements
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

The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$92,877	$16,059	$76,818	$—
Municipal securities	132,741	—	132,741	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	347,682	—	347,682	—
Commercial	339,078	—	339,078	—
Corporate obligations	24,158	—	24,158	—
Other asset-backed securities	24,144	—	24,144	—
Total investment securities available for sale	960,680	16,059	944,621	—
Equity Security	128	128	—	—
Derivative assets - interest rate swaps	8,033	—	8,033	—
Liabilities
Derivative liabilities - interest rate swaps	$8,033	$—	$8,033	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$101,603	$15,936	$85,667	$—
Municipal securities	158,864	—	158,864	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	331,602	—	331,602	—
Commercial	333,761	—	333,761	—
Corporate obligations	25,563	—	25,563	—
Other asset-backed securities	24,702	—	24,702	—
Total investment securities available for sale	976,095	15,936	960,159	—
Equity Security	114	114	—	—
Derivative assets - interest rate swaps	5,095	—	5,095	—
Liabilities
Derivative liabilities - interest rate swaps	$5,095	$—	$5,095	$—

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2019 and 2018.
Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following tables below represent assets measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018 and the net losses recorded in earnings during three and six months ended June 30, 2019 and 2018:

	Basis(1)	Fair Value at June 30, 2019
		Total	Level 1	Level 2	Level 3	Net Losses Recorded in Earnings During the Three Months Ended June 30, 2019	Net Losses Recorded in Earnings During the Six Months Ended June 30, 2019
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$179	$173	$—	$—	$173	$91	$91
Total commercial business	179	173	—	—	173	91	91
Consumer	8	7	—	—	7	—	—
Total assets measured at fair value on a nonrecurring basis	$187	$180	$—	$—	$180	$91	$91

(1)	Basis represents the unpaid principal balance of impaired loans.

	Basis(1)	Fair Value at December 31, 2018
		Total	Level 1	Level 2	Level 3	Net Losses Recorded in Earnings During the Three Months Ended June 30, 2018	Net Losses Recorded in Earnings During the Six Months Ended June 30, 2018
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$117	$107	$—	$—	$107	$—	$—
Non-owner occupied commercial real estate	1,378	1,102	—	—	1,102	—	—
Total commercial business	1,495	1,209	—	—	1,209	—	—
Consumer	9	7	—	—	7	—	—
Total assets measured at fair value on a nonrecurring basis	$1,504	$1,216	$—	$—	$1,216	$—	$—

(1)	Basis represents the unpaid principal balance of impaired loans.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$180	Market approach	Adjustment for differences between the comparable sales	17.0% - (16.0%); (3.0%)

	December 31, 2018
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$1,216	Market approach	Adjustment for differences between the comparable sales	10.4% - (37.3%); (10.9%)

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

The following tables present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at June 30, 2019 and December 31, 2018:

	June 30, 2019
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$139,290	$139,290	$139,290	$—	$—
Investment securities available for sale	960,680	960,680	16,059	944,621	—
Federal Home Loan Bank stock	10,005	N/A	N/A	N/A	N/A
Loans held for sale	3,692	3,803	—	—	3,803
Total loans receivable, net	3,681,920	3,742,461	—	—	3,742,461
Accrued interest receivable	15,401	15,401	62	3,697	11,642
Derivative assets - interest rate swaps	8,033	8,033	—	8,033	—
Equity security	128	128	128	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$3,843,940	$3,843,940	$3,843,940	$—	$—
Certificate of deposit accounts	503,768	508,338	—	508,338	—
Federal Home Loan Bank advances	90,700	90,700	—	90,700	—
Securities sold under agreement to repurchase	23,141	23,141	23,141	—	—
Junior subordinated debentures	20,448	20,000	—	—	20,000
Accrued interest payable	209	209	78	91	40
Derivative liabilities - interest rate swaps	8,033	8,033	—	8,033	—

	December 31, 2018
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$161,910	$161,910	$161,910	$—	$—
Investment securities available for sale	976,095	976,095	15,936	960,159	—
Federal Home Loan Bank stock	6,076	N/A	N/A	N/A	N/A
Loans held for sale	1,555	1,605	—	1,605	—
Loans receivable, net of allowance for loan losses	3,619,118	3,617,857	—	—	3,617,857
Accrued interest receivable	15,403	15,403	68	4,091	11,244
Derivative assets - interest rate swaps	5,095	5,095	—	5,095	—
Equity security	114	114	114	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$3,965,510	$3,965,510	$3,965,510	$—	$—
Certificate of deposit accounts	466,892	470,222	—	470,222	—
Federal Home Loan Bank advances	—	—	—	—	—
Securities sold under agreement to repurchase	31,487	31,487	31,487	—	—
Junior subordinated debentures	20,302	20,500	—	—	20,500
Accrued interest payable	191	191	63	81	47
Derivative liabilities - interest rate swaps	5,095	5,095	—	5,095	—

(15)	Cash Requirement
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The required reserve balance at June 30, 2019 and December 31, 2018 was $14.2 million and $9.2 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

(16)	Leases
On January 1, 2019, the Company adopted ASU 2016-02, Leases, as further explained in Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements.
As of June 30, 2019, the Company’s lease ROU assets and related lease liabilities were $27.3 million and $28.6 million, respectively. The Company does not have leases designated as finance leases.

The table below summarizes the net lease cost recognized during the periods presented:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)
Operating Lease Cost	$1,209	$2,452
Variable Lease Cost	174	392
Sublease Income	(61)	(99)
Total net lease cost	$1,322	$2,745
The tables below summarizes other information related to the Company's operating leases during the periods presented:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,179	$2,366
ROU assets obtained in exchange for lease liabilities, excluding adoption impact	$—	$335

		As of June 30, 2019
Weighted average remaining lease term of operating leases in years		8.67
Weighted average discount rate of operating leases		3.33%

The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years, as of June 30, 2019, and thereafter in addition to a reconcilement to the Company’s right of use liability at the date indicated:

Year Ending December 31,
(In thousands)
2019	$2,421
2020	4,581
2021	4,155
2022	3,730
2023	3,738
Thereafter	14,220
Total lease payments	32,845
Implied interest	(4,271)
Right of use liability	$28,574

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
$16,554

As of June 30, 2019, the Company had not entered into any material leases that have not yet commenced.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and six months ended June 30, 2019. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, and the December 31, 2018 audited Consolidated Financial Statements and the accompanying Notes included in our 2018 Annual Form 10-K.

Overview
Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly-owned financial institution subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on our commercial banking relationships, market expansion and asset quality. At June 30, 2019, we had total assets of $5.38 billion, total liabilities of $4.58 billion and total stockholders’ equity of $796.6 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
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

Earnings Summary
Comparison of quarter ended June 30, 2019 to the comparable quarter in the prior year.
Net income was $16.0 million, or $0.43 per diluted common share, for the three months ended June 30, 2019 compared to $11.9 million, or $0.35 per diluted common share, for the three months ended June 30, 2018. Net income increased $4.1 million, or 34.8%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to an increase in net interest income of $6.8 million, or 15.5%. The increase in net interest income compared to the prior period in 2018 was primarily due to an increase in both the average balance and yield on total loans receivable, net as a result of the Premier Merger completed July 2, 2018 and secondarily by higher interest rates reflecting increases in the targeted federal funds rate during 2018.
Net interest income as a percentage of average interest earning assets (net interest margin) increased 11 basis points to 4.33% for the three months ended June 30, 2019 compared to 4.22% for the same period in 2018. The increase in net interest margin was primarily due to increases in both the average balance and yield on loans and secondarily by increases in both the average balances and yields on investments, offset partially by increases in both the balance and cost of interest bearing deposits.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio was 64.62% for the three months ended June 30, 2019 compared to 69.58% for the three months ended June 30, 2018. The improvement in the efficiency ratio was primarily attributable to the increase net interest income as compared to the same quarter in 2018, as described above, in addition to lower acquisition-related expenses during the three months ended June 30, 2019.
Comparison of six months ended June 30, 2019 to the comparable period in the prior year.
Net income was $32.5 million, or $0.88 per diluted common share, for the six months ended June 30, 2019 compared to $20.9 million, or $0.62 per diluted common share, for the six months ended June 30, 2018. Net income increased $11.6 million, or 55.3%, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to an increase in net interest income of $15.7 million, or 18.6%. The increase in net interest income compared to the same period in 2018 was primarily due to an increase in both the average balance and yield of total loans receivable, net primarily as a result of the Premier and Puget Mergers completed during 2018 and secondarily by higher interest rates reflecting increases in targeted federal funds rate during 2018.
The net interest margin increased 17 basis points to 4.34% for the six months ended June 30, 2019 compared to 4.17% for the same period in 2018. The increase in net interest margin was primarily due to increases in both the average balance and yield on loans and secondarily by increases in both the average balances and yields on investments, offset partially by increases in both the balance and cost of interest bearing deposits.
The Company’s efficiency ratio was 64.23% for the six months ended June 30, 2019 compared to 72.67% for the six months ended June 30, 2018. The improvement in the efficiency ratio was primarily attributable to the increase net interest income as compared to the same period in 2018, as described above, in addition to lower acquisition-related expenses during the six months ended June 30, 2019.

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

Comparison of quarter ended June 30, 2019 to the comparable quarter in the prior year.
Net interest income increased $6.8 million, or 15.5%, to $50.5 million for the three months ended June 30, 2019 compared to $43.7 million for the same period in 2018. The following table provides relevant net interest income information for the dates indicated:

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$3,654,475	$48,107	5.28%	$3,266,092	$41,141	5.05%
Taxable securities	840,254	5,933	2.83	638,092	4,068	2.56
Nontaxable securities (3)	139,278	893	2.57	201,104	1,220	2.43
Other interest earning assets	47,581	283	2.39	51,022	240	1.89
Total interest earning assets	4,681,588	55,216	4.73%	4,156,310	46,669	4.50%
Noninterest earning assets	669,217			570,409
Total assets	$5,350,805			$4,726,719
Interest Bearing Liabilities:
Certificates of deposit	$514,220	$1,694	1.32%	$418,129	$797	0.76%
Savings accounts	500,135	707	0.57	512,832	487	0.38
Interest bearing demand and money market accounts	2,016,901	1,616	0.32	1,796,095	911	0.20
Total interest bearing deposits	3,031,256	4,017	0.53	2,727,056	2,195	0.32
FHLB advances and other borrowings	42,101	278	2.65	79,120	402	2.04
Securities sold under agreement to repurchase	29,265	45	0.62	27,935	16	0.23
Junior subordinated debentures	20,400	340	6.68	20,108	315	6.28
Total interest bearing liabilities	3,123,022	4,680	0.60%	2,854,219	2,928	0.41%
Demand and other noninterest bearing deposits	1,345,917			1,175,331
Other noninterest bearing liabilities	99,147			60,434
Stockholders’ equity	782,719			636,735
Total liabilities and stockholders’ equity	$5,350,805			$4,726,719
Net interest income		$50,536			$43,741
Net interest spread			4.13%			4.09%
Net interest margin			4.33%			4.22%
Average interest earning assets to average interest bearing liabilities			149.91%			145.62%

(1)	Annualized

(2)	The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.

(3)	Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Interest Income
Total interest income increased $8.5 million, or 18.3%, to $55.2 million for the three months ended June 30, 2019 compared to $46.7 million for the same period in 2018. The balance of average interest earning assets increased $525.3 million, or 12.6%, to $4.68 billion for the three months ended June 30, 2019 from $4.16 billion for the three months ended June 30, 2018 and the yield on total interest earning assets increased 23 basis points to 4.73% for the three months ended June 30, 2019 compared to 4.50% for the three months ended June 30, 2018. The increase in the interest income was due primarily to increased interest income from interest and fees on loans and interest income and to a lesser extent, an increase in interest income on investment securities.
Interest income from interest and fees on loans increased $7.0 million, or 16.9%, to $48.1 million for the three months ended June 30, 2019 from $41.1 million for the same period in 2018 primarily due to an increase in average total loans receivable, net of $388.4 million, or 11.9%, as a result of loan growth which was substantially due to the Premier Merger. Additionally, interest income from interest and fees on loans increased as the loan yield increased 23 basis points to 5.28% for the three months ended June 30, 2019 from 5.05% for the three months ended June 30, 2018. The increase in loan yield was due to a combination of higher contractual loan rates as a result of the increasing interest rate environment and an increase in loan yields from the loans acquired in the Premier Merger as compared to legacy Heritage loans, offset partially by a decrease in incremental accretion on purchased loans.
Incremental accretion income was $1.4 million and $2.0 million for the three months ended June 30, 2019 and 2018, respectively. The incremental accretion and the impact to loan yield will change during any quarter based on the volume of prepayments, but is expected to decrease over time as the balance of the purchased loans continues to decrease. The decrease for the three months ended June 30, 2019 compared to the same period in 2018 was substantially due to less accretion on loans acquired in the Puget Sound Merger.
The following table presents the loan yield and effects of the incremental accretion on purchased loans for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Loan yield (GAAP)	5.28%	5.05%
Exclude impact on loan yield from incremental accretion on purchased loans (1)	0.16	0.24
Loan yield, excluding incremental accretion on purchased loans (non-GAAP) (1)(2)	5.12%	4.81%

Incremental accretion on purchased loans (1)	$1,416	$1,992

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
Interest income on investment securities increased $1.5 million, or 29.1%, to $6.8 million during the three months ended June 30, 2019 from $5.3 million during the three months ended June 30, 2018. The increase in interest on investment securities was primarily a result of a $202.2 million or 31.7% increase in the average balance of higher yielding taxable securities. A portion of this increase in the average balance of taxable securities was due to the decision to increase the percentage of taxable securities compared to nontaxable securities. The average balance of total investment securities increased by $140.3 million, or 16.7%, to $979.5 million during the three months ended June 30, 2019 from $839.2 million during the three months ended June 30, 2018. Additionally, interest income increased as a result of an increase in the investment yields, reflecting the effect of the rise in interest rates on our adjustable rate investment securities and secondarily due to higher yields on new investment purchases for the three months ended June 30, 2019 compared to the same period in 2018. Yields on taxable securities increased 27 basis points to 2.83% for the three months ended June 30, 2019 from 2.56% for the same period in 2018. Yields on nontaxable securities increased 14 basis points to 2.57% for the three months ended June 30, 2019 from 2.43% for the same period in 2018. The Company actively managed its investment securities portfolio to improve performance in the changing rate environment over the past year.
Interest Expense
Total interest expense increased $1.8 million, or 59.8%, to $4.7 million for the three months ended June 30, 2019 compared to $2.9 million for the same period in 2018, primarily due to an increase in the cost as a result of the rise in market interest rates and secondarily due to an increase in the average balance substantially due to the Premier Merger. The average cost of interest bearing liabilities increased 19 basis points to 0.60% for the three months ended June 30, 2019 from 0.41% for the three months ended June 30, 2018. Total average interest bearing liabilities increased $268.8 million, or 9.4%, to $3.12 billion for the three months ended June 30, 2019 from $2.85 billion for the three months ended June 30, 2018.
Interest expense on deposits increased $1.8 million, or 83.0%, to $4.0 million for the three months ended June 30, 2019 compared to $2.2 million for the same period in 2018 due to a combination of an increase in market interest rates, competitive pressures and an increase in the average balance due primarily to the Premier Merger. The cost of interest bearing deposits increased 21 basis points to 0.53% for the three months ended June 30, 2019 from 0.32%

for the same period in 2018. The increased interest expense on deposits is primarily related to certificates of deposit and to a slightly lesser extent due to interest bearing demand and money market deposits. The cost of certificates of deposit increased 56 basis points to 1.32% for the three months ended June 30, 2019 from 0.76% for the same period in 2018. The average balance of certificate of deposit accounts increased $96.1 million, or 23.0%, to $514.2 million for the three months ended June 30, 2019 compared to $418.1 million for the same period in 2018. The cost of interest bearing demand and money market deposits increased 12 basis points to 0.32% for the three months ended June 30, 2019 from 0.20% for the same period in 2018, and the average balance of interest bearing demand and money market deposits increased $220.8 million, or 12.3%, to $2.02 billion at June 30, 2019 during the three months ended June 30, 2019 compared to $1.80 billion during the same period in 2018.
The Company was able to reduce the impact of the rising market interest rates by increasing the average balance of noninterest bearing deposits at a higher growth rate than the interest bearing deposits described above. The average balance of noninterest bearing deposits increased by $170.6 million, or 14.5%, to $1.35 billion for the three months ended June 30, 2019 compared to $1.18 billion for the same period in 2018 due primarily to the Premier Merger. The total cost of deposits increased 14 basis points to 0.37% for the three months ended June 30, 2019 compared to 0.23% for the same period in 2018.
Interest expense on FHLB advances and other borrowings decreased by $124,000, or 30.8%, to $278,000 for the three months ended June 30, 2019 compared to $402,000 for the same period in 2018 due to a decrease in the average balance, partially offset by an increase in the cost. The average balance for FHLB advances and other borrowings decreased by $37.0 million, or 46.8%, to $42.1 million for the three months ended June 30, 2019 compared to $79.1 million for the same period in 2018 due to a decline in the utilization of overnight FHLB advances reflecting the increase in the average deposit balances. The average rate of the FHLB advances and other borrowings increased 61 basis points to 2.65% for the three months ended June 30, 2019 compared to 2.04% for the same period in 2018 as a result of the increase in market rates.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, increased 40 basis points to 6.68% for the three months ended June 30, 2019 compared to 6.28% for the same period in 2018. The rate increase on the debentures was due to an increase in the average three-month LIBOR rate to 2.51% for the three months ended June 30, 2019 from 2.34% for the same period in 2018.
Net Interest Margin
Net interest margin increased 11 basis points to 4.33% for the three months ended June 30, 2019 from 4.22% for the same period in 2018 primarily due to the above mentioned changes in asset yields and costs of funds. The net interest spread increased four basis points to 4.13% for the three months ended June 30, 2019 from 4.09% for the same period in 2018 primarily due to the increase in yield earned on total interest earning assets.
Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Net interest margin (GAAP)	4.33%	4.22%
Exclude impact on net interest margin from incremental accretion on purchased loans (1)	0.12	0.19
Net interest margin, excluding incremental accretion on purchased loans (non-GAAP)(1)(2)	4.21%	4.03%

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

Comparison of six months ended June 30, 2019 to the comparable period in the prior year
Net interest income increased $15.7 million, or 18.6%, to $100.3 million for the six months ended June 30, 2019 compared to $84.6 million for the same period in 2018. The following table provides relevant net interest income information for the dates indicated:

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$3,638,573	$94,806	5.25%	$3,208,799	$79,300	4.98%
Taxable securities	830,671	11,756	2.85	614,488	7,597	2.49
Nontaxable securities (3)	144,522	1,843	2.57	212,305	2,561	2.43
Other interest earning assets	51,747	618	2.41	52,302	458	1.77
Total interest earning assets	4,665,513	109,023	4.71%	4,087,894	89,916	4.44%
Noninterest earning assets	668,644			552,736
Total assets	$5,334,157			$4,640,630
Interest Bearing Liabilities:
Certificates of deposit	$508,220	$3,133	1.24%	$420,834	$1,557	0.75%
Savings accounts	503,882	1,381	0.55	509,514	902	0.36
Interest bearing demand and money market accounts	2,033,878	3,106	0.31	1,771,084	1,696	0.19
Total interest bearing deposits	3,045,980	7,620	0.50	2,701,432	4,155	0.31
FHLB advances and other borrowings	22,086	294	2.68	57,546	552	1.93
Securities sold under agreement to repurchase	31,149	91	0.59	29,094	33	0.23
Junior subordinated debentures	20,364	694	6.87	20,071	598	6.01
Total interest bearing liabilities	3,119,579	8,699	0.56%	2,808,143	5,338	0.38%
Demand and other noninterest bearing deposits	1,339,108			1,144,479
Other noninterest bearing liabilities	100,840			62,094
Stockholders’ equity	774,630			625,914
Total liabilities and stockholders’ equity	$5,334,157			$4,640,630
Net interest income		$100,324			$84,578
Net interest spread			4.15%			4.06%
Net interest margin			4.34%			4.17%
Average interest earning assets to average interest bearing liabilities			149.56%			145.57%

(1)	Annualized

(2)	The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.

(3)	Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Interest Income
Total interest income increased $19.1 million, or 21.2%, to $109.0 million for the six months ended June 30, 2019 compared to $89.9 million for the same period in 2018. The balance of average interest earning assets increased $577.6 million, or 14.1%, to $4.67 billion for the six months ended June 30, 2019 from $4.09 billion for the six months ended June 30, 2018 and the yield on total interest earning assets increased 27 basis points to 4.71% for the six months ended June 30, 2019 compared to 4.44% for the six months ended June 30, 2018. The increase in the interest income was due primarily to increased interest income from interest and fees on loans and to a lesser extent, an increase in interest income on investment securities.
Interest income from interest and fees on loans increased $15.5 million, or 19.6%, to $94.8 million for the six months ended June 30, 2019 from $79.3 million for the same period in 2018 due primarily to an increase in average loans receivable, net and an increase in loan yields. Average total loans receivable, net increased $429.8 million, or 13.4%, to $3.64 billion for the six months ended June 30, 2019 compared to $3.21 billion for the six months ended June 30, 2018 primarily as a result of the Premier Merger. Loan yields increased 27 basis points to 5.25% for the six months ended June 30, 2019 from 4.98% for the six months ended June 30, 2018. The increase in loan yield was due to a combination of higher contractual loan rates as a result of the increasing interest rate environment and an increase in loan yields from the loans acquired in the Premier Merger as compared to legacy Heritage loans, offset partially by a decrease in incremental accretion on purchased loans.
Incremental accretion income was $2.8 million and $3.6 million for the six months ended June 30, 2019 and 2018, respectively. The incremental accretion and the impact to loan yield will change during any period based on the volume of prepayments, but is expected to decrease over time as the balance of the purchased loans continues to decrease. The decrease for the six months ended June 30, 2019 compared to the same period in 2018 was substantially due to less accretion on loans acquired in the Puget Sound Merger.
The following table presents the loan yield and effects of the incremental accretion on purchased loans for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Loan yield (GAAP)	5.25%	4.98%
Exclude impact on loan yield from incremental accretion on purchased loans (1)	0.15	0.23
Loan yield, excluding incremental accretion on purchased loans (non-GAAP) (1)(2)	5.10%	4.75%

Incremental accretion on purchased loans (1)	$2,789	$3,624

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
Interest income on investment securities increased $3.4 million, or 33.9%, to $13.6 million during the six months ended June 30, 2019 compared to $10.2 million for the six months ended June 30, 2018. The increase in interest income on investment securities was primarily a result of a result of a $216.2 million or 35.2% increase in the average balance of higher yielding taxable securities. A portion of this increase in the average balance of taxable securities was due to the decision to increase the percentage of taxable securities compared to nontaxable securities. The average balance of total investment securities increased $148.4 million, or 17.9%, to $975.2 million during the six months ended June 30, 2019 from $826.8 million during the six months ended June 30, 2018. Additionally, interest income increased as a result of an increase in the investment yields, reflecting the effect of the rise in interest rates on the adjustable rate investment securities and secondarily due to higher yields on new investment purchases during the six months ended June 30, 2019 compared to the same period in 2018. Yields on taxable securities increased 36 basis points to 2.85% for the six months ended June 30, 2019 compared to 2.49% for the same period in 2018. Yields on nontaxable securities increased 14 basis points to 2.57% for the six months ended June 30, 2019 from 2.43% for the same period in 2018. The Company has actively managed its investment securities portfolio to improve performance.
Interest Expense
Total interest expense increased $3.4 million, or 63.0%, to $8.7 million for the six months ended June 30, 2019 compared to $5.3 million for the same period in 2018. The average cost of interest bearing liabilities increased 18 basis points to 0.56% for the six months ended June 30, 2019 from 0.38% for the six months ended June 30, 2018 as a result of the rise in market rates and an increase in the average balance. Total average interest bearing liabilities increased $311.4 million, or 11.1%, to $3.12 billion for the six months ended June 30, 2019 from $2.81 billion for the six months ended June 30, 2018 substantially due to the Premier Merger.
Interest expense on deposits increased $3.5 million, or 83.4%, to $7.6 million for the six months ended June 30, 2019 compared to $4.2 million for the same period in 2018 due to a combination of an increase in market interest rates and competitive pressures and an increase in the average balance due primarily to the Premier Merger. The cost of interest bearing deposits increased 19 basis points to 0.50% for the six months ended June 30, 2019 from 0.31% for the same period in 2018. The increase of interest expense on deposits is primarily related to the certificates of deposit and to a slightly lesser extent due to interest bearing demand and money market deposits accounts. The cost of certificates of deposit increased 49 basis points to 1.24% for the six months ended June 30, 2019 from 0.75% for the same period in 2018. The average balance of certificate of deposit accounts increased $87.4 million, or 20.8%, to $508.2 million for the six months ended June 30, 2019 compared to $420.8 million for the same period in 2018. The cost of interest bearing demand and money market deposits increased 12 basis points to 0.31% for the six months ended June 30, 2019 from 0.19% for the same period in 2018, and the average balance of interest bearing demand and money market deposits increased $262.8 million, or 14.8%, to $2.03 billion during the six months ended June 30, 2019 compared to $1.77 billion during the same period in 2018.
The Company was able to reduce the impact of the rising market interest rates by increasing the average balance of noninterest bearing deposits at a higher growth rate than the interest bearing deposits described above. The average balance of noninterest bearing deposits increased $194.6 million, or 17.0%, to $1.34 billion for the six months ended June 30, 2019 compared to $1.14 billion for the same period in 2018. The total cost of deposits increased 13 basis points to 0.35% for the six months ended June 30, 2019 compared to 0.22% for the same period in 2018.
Interest expense on FHLB advances and other borrowings decreased $258,000, or 46.7%, to $294,000 for the six months ended June 30, 2019 from $552,000 for the six months ended June 30, 2018 due to a decrease in the average balance, partially offset by an increase in the cost. The average balance for FHLB advances and other borrowings decreased by $35.5 million, or 61.6%, to $22.1 million for the six months ended June 30, 2019 from $57.5 million for the same period in 2018 due to a decline in the utilization of overnight FHLB advances reflecting the increase in the average deposit balances. The average rate of the FHLB advances and other borrowings increased 75 basis points to 2.68% for the six months ended June 30, 2019 compared to 1.93% for the same period in 2018 as a result of the increase in market rates.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, increased 86 basis points to 6.87% for the six months ended June 30, 2019 compared to 6.01% for the same period in 2018. The rate increase on the debentures was due to an increase in the average three-month LIBOR rates to 2.60% for the six months ended June 30, 2019 from 2.13% for the same period in 2018.
Net Interest Margin
Net interest margin increased 17 basis points to 4.34% for the six months ended June 30, 2019 from 4.17% for the same period in 2018 primarily due to the above mentioned changes in asset yields and costs of funds. The net interest spread increased nine basis points to 4.15% for the six months ended June 30, 2019 from 4.06% for the same period in 2018 primarily due to the increase in yield earned on total interest earning assets.

Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Net interest margin (GAAP)	4.34%	4.17%
Exclude impact on net interest margin from incremental accretion on purchased loans (1)	0.12	0.18
Net interest margin, excluding incremental accretion on purchased loans (non-GAAP) (1)(2)	4.22%	3.99%

1)
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

Provision for Loan Losses
Comparison of quarter ended June 30, 2019 to the comparable quarter in the prior year.
The Bank has established a comprehensive methodology for determining its allowance for loan losses. The allowance for loan losses is increased by provisions for loan losses charged to expense, and is reduced by loans charged-off, net of loan recoveries or a recovery of previous provision. The amount of the provision expense recognized during the three and six months ended June 30, 2019 and 2018 was calculated in accordance with the Bank's methodology. For additional information, see the section entitled "Analysis of Allowance for Loan Losses" below.
The provision for loan losses is dependent on the Bank’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, a decline in general economic conditions could increase future provisions for loan losses and have a material effect on the Company’s net income.
The provision for loan losses decreased $383,000, or 21.9%, to $1.4 million for the three months ended June 30, 2019 from $1.8 million for the three months ended June 30, 2018 primarily due to lower growth in loans receivable, net during the three months ended June 30, 2019 compared to the same period in 2018 in addition to continued relatively stable and strong credit quality metrics. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the three months ended June 30, 2019 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.
Comparison of six months ended June 30, 2019 to the comparable period in the prior year.
The provision for loan losses decreased $615,000, or 21.2%, to $2.3 million for the six months ended June 30, 2019 from $2.9 million for the six months ended June 30, 2018. The decrease in the provision for loan losses for the six months ended June 30, 2019 from the same period in 2018 was primarily the result of lower loan growth in addition to the mix and volume of the loan portfolio during the six months ended June 30, 2019. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the six months ended June 30, 2019 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.

Noninterest Income
Comparison of quarter ended June 30, 2019 to the comparable quarter in the prior year.
Total noninterest income remained constant at $7.6 million for the three months ended June 30, 2019 and 2018. The following table presents the change in the key components of noninterest income for the periods noted:

	Three Months Ended June 30,
	2019	2018	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$4,845	$4,695	$150	3.2%
Gain on sale of investment securities, net	33	18	15	83.3
Gain on sale of loans, net	368	706	(338)	(47.9)
Interest rate swap fees	161	309	(148)	(47.9)
Other income	2,157	1,847	310	16.8
Total noninterest income	$7,564	$7,575	$(11)	(0.1)%
Gain on sale of loans, net decreased $338,000, or 47.9%, to $368,000 for the three months ended June 30, 2019 compared to $706,000 for the same period in 2018 primarily due to lower mortgage origination volume. Mortgage loan originations decreased by $7.9 million, or 40.4%, to $11.7 million for the three months ended June 30, 2019 from $19.7 million for the three months ended June 30, 2018. Proceeds from mortgage loan sales decreased by $8.0 million, or 41.2%, to $11.4 million for the three months ended June 30, 2019 from $19.3 million for the three months ended June 30, 2018. The Company also recognized a decrease in the gain on sale of the guaranteed portion of SBA loans during the three months ended June 30, 2019 compared to the same period in 2018 as it was more advantageous for the Company to portfolio these loans based on a lower gain environment. The detail of gain on sale of loans, net is included in the following schedule:

	Three Months Ended June 30,
	2019	2018	Change	Percentage Change
	(Dollars in thousands)
Gain on sale of mortgage loans, net	$368	$572	$(204)	(35.7)%
Gain on sale of guaranteed portion of SBA loans, net	—	134	(134)	(100.0)
Gain on sale of loans, net	$368	$706	$(338)	(47.9)%
The decreases in gain on sale of loans, net was offset partially by an increase in other income of $310,000, or 16.8%, to $2.2 million for the three months ended June 30, 2019 compared to $1.8 million for the same period in 2018 due primarily to increases in recoveries of zero-balance purchased loan notes which were charged-off prior to the consummation of the related acquisition during the three months ended June 30, 2019. These recoveries were primarily from the merger with Washington Banking Company which was effective May 1, 2014.

Comparison of six months ended June 30, 2019 to the comparable period in the prior year
Total noninterest income decreased $130,000, or 0.9%, to $15.0 million for the six months ended June 30, 2019 compared to $15.1 million for the same period in 2018. The following table presents the change in the key components of noninterest income for the periods noted:

	Six Months Ended June 30,
	2019	2018	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$9,330	$9,238	$92	1.0%
Gain on sale of investment securities, net	48	53	(5)	(9.4)
Gain on sale of loans, net	620	1,580	(960)	(60.8)
Interest rate swap fees	161	360	(199)	(55.3)
Other income	4,834	3,892	942	24.2
Total noninterest income	$14,993	$15,123	$(130)	(0.9)%
Gain on sale of loans, net decreased $960,000, or 60.8%, to $620,000 for the six months ended June 30, 2019 compared to $1.6 million for the same period in 2018 primarily due to lower mortgage origination volume. Mortgage loan originations decreased by $19.7 million, or 49.2%, to $20.3 million for the six months ended June 30, 2019 from $40.0 million for the six months ended June 30, 2018. Proceeds from mortgage loan sales decreased by $21.2 million, or 52.9%, to $18.8 million for the six months ended June 30, 2019 from $40.0 million for the six months ended June 30, 2018. Additionally, the gain on sale of the guaranteed portion of SBA loans decreased during the six months ended June 30, 2019 compared to the same period in 2018 as it was more advantageous for the Company to keep these loans in the portfolio during 2019 based on market rates. The following table presents gain on sale of loans, net for the periods noted:

	Six Months Ended June 30,
	2019	2018	Change	Percentage Change
	(Dollars in thousands)
Gain on sale of mortgage loans, net	$620	$1,224	$(604)	(49.3)%
Gain on sale of guaranteed portion of SBA loans, net	—	356	(356)	(100.0)
Gain on sale of loans, net	$620	$1,580	$(960)	(60.8)%
The decreases in noninterest income from the gain on sale of loans, net was offset partially by an increase in other income of $942,000, or 24.2%, to $4.8 million for the six months ended June 30, 2019 compared to $3.9 million for the same period in 2018 due primarily to increases in recoveries of zero-balance purchased loan notes which were charged-off prior to the consummation of the related acquisition during the six months ended June 30, 2019. These recoveries were also primarily from our merger with Washington Banking Company.

Noninterest Expense
Comparison of quarter ended June 30, 2019 to the comparable quarter in the prior year.
Noninterest expense increased $1.8 million, or 5.2%, to $37.5 million during the three months ended June 30, 2019 from $35.7 million during the three months ended June 30, 2018. There were no acquisition-related expenses incurred during the three months ended June 30, 2019. Acquisition-related expenses incurred as a result of the Premier and Puget Mergers were $880,000 during the three months ended June 30, 2018 of which $425,000 and $337,000 were due to data processing expense and professional services expense, respectively. The following table presents changes in the key components of noninterest expense for the periods noted:

	Three Months Ended June 30,
	2019	2018	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$21,982	$19,321	$2,661	13.8%
Occupancy and equipment	5,451	4,810	641	13.3
Data processing	2,109	2,507	(398)	(15.9)
Marketing	1,106	823	283	34.4
Professional services	1,305	3,529	(2,224)	(63.0)
State and local taxes	809	716	93	13.0
Federal deposit insurance premium	426	375	51	13.6
Other real estate owned, net	289	—	289	100.0
Amortization of intangible assets	1,026	796	230	28.9
Other expense	3,044	2,829	215	7.6
Total noninterest expense	$37,547	$35,706	$1,841	5.2%
Acquisition-related expenses incurred as a result of the Premier and Puget Mergers during the three months ended June 30, 2019 and 2018 are included in the following components of noninterest expense:

	Three Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Compensation and employee benefits	$—	$67
Occupancy and equipment	—	28
Data processing	—	425
Marketing	—	5
Professional services	—	337
Other expense	—	18
Total acquisition costs	$—	$880
Compensation and employee benefits increased $2.7 million, or 13.8%, to $22.0 million during the three months ended June 30, 2019 from $19.3 million during the three months ended June 30, 2018 primarily as a result of additional employees acquired in the Premier Merger and the expansion of the commercial banking team in greater Portland, Oregon. The average full time equivalent employees increased to 880 for the three months ended June 30, 2019 compared to 819 for the same period in 2018.
Occupancy and equipment increased $641,000, or 13.3%, to $5.5 million during the three months ended June 30, 2019 from $4.8 million during the three months ended June 30, 2018 primarily due to five leases acquired in the Premier Merger.
Professional services decreased $2.2 million, or 63.0%, to $1.3 million during the three months ended June 30, 2019 from $3.5 million during the three months ended June 30, 2018 primarily due to the buy-out of a third-party contract in the amount of $1.7 million during the three months ended June 30, 2018 and due to no acquisition-related expenses during the three months ended June 30, 2019. The third-party contract related to the Company’s deposit product realignment and after assessment, the Company determined that it was advantageous to buy-out the contract prior to the system conversions relating to the Premier Merger. The Company expects the accumulated savings in future professional services expenses to fully offset the cost of the buy-out by the end of 2019.
The ratio of noninterest expense to average total assets (annualized) was 2.81% for the three months ended June 30, 2019 compared to 3.03% for the three months ended June 30, 2018. The decrease was primarily due to the buy-out of a third party contract during the three months ended June 30, 2018 and the absence of acquisition-related expenses during the three months ended June 30, 2019.
Comparison of six months ended June 30, 2019 to the comparable period in the prior year
Noninterest expense increased $1.6 million, or 2.2%, to $74.1 million during the six months ended June 30, 2019 compared to $72.5 million for the six months ended June 30, 2018. The following table presents changes in the key components of noninterest expense for the periods noted:

	Six Months Ended June 30,
	2019	2018	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$43,896	$40,688	$3,208	7.9%
Occupancy and equipment	10,909	9,437	1,472	15.6
Data processing	4,282	5,112	(830)	(16.2)
Marketing	2,204	1,631	573	35.1
Professional services	2,478	6,366	(3,888)	(61.1)
State and local taxes	1,607	1,404	203	14.5
Federal deposit insurance premium	711	730	(19)	(2.6)
Other real estate owned, net	375	—	375	100.0
Amortization of intangible assets	2,051	1,591	460	28.9
Other expense	5,559	5,494	65	1.2
Total noninterest expense	$74,072	$72,453	$1,619	2.2%

Acquisition-related expenses incurred as a result of the Premier and Puget Mergers during the six months ended June 30, 2019 and 2018 are included in the following components of noninterest expense:

	Six Months ended June 30,
	2019	2018
	(Dollars in thousands)
Compensation and employee benefits	$76	$2,891
Occupancy and equipment	—	37
Data processing	55	777
Marketing	—	5
Professional services	1	1,935
Other expense	—	43
Total acquisition costs	$132	$5,688
Compensation and employee benefits increased $3.2 million, or 7.9%, to $43.9 million during the six months ended June 30, 2019 from $40.7 million during the six months ended June 30, 2018 primarily as a result of additional employees acquired in the Premier Merger, the expansion of the commercial banking team in greater Portland, Oregon and standard salary increases The average full time equivalent employees increased to 879 for the six months ended June 30, 2019 compared to 808 for the same period in 2018.
Occupancy and equipment increased $1.5 million, or 15.6%, to $10.9 million during the six months ended June 30, 2019 from $9.4 million during the six months ended June 30, 2018 due substantially to branch expansion, including additional leased space in Seattle and Bellevue, Washington and in Portland and other Oregon markets. The Bellevue expansion included the lease acquired from the Puget Sound Merger and additional space leased subsequent to the merger. The Oregon expansion included five leases acquired in the Premier Merger.

Marketing increased $573,000, or 35.1%, to $2.2 million during the six months ended June 30, 2019 from $1.6 million during the six months ended June 30, 2018 primarily due to timing of various marketing campaigns.
Professional services decreased $3.9 million, or 61.1%, to $2.5 million during the six months ended June 30, 2019 from $6.4 million during the six months ended June 30, 2018 primarily due to the buy-out of a third-party contract in the amount of $1.7 million discussed above for the three months ended June 30, 2019 and due to lower acquisition related expenses during the six months ended June 30, 2019.
The ratio of noninterest expense to average total assets (annualized) was 2.80% for the six months ended June 30, 2019, compared to 3.15% for the six months ended June 30, 2018. The decrease was primarily a result of the buy-out of a third-party contract during the six months ended June 30, 2018 and lower acquisition related expenses during the six months ended June 30, 2019.

Income Tax Expense
Comparison of quarter ended June 30, 2019 to the comparable quarter in the prior year.
Income tax expense increased $1.2 million, or 59.9%, to $3.2 million for the three months ended June 30, 2019 from $2.0 million for the three months ended June 30, 2018. The effective tax rate was 16.7% for the three months ended June 30, 2019 compared to 14.5% for the same period in 2018. The increase in the income tax expense and effective tax rate during the three months ended June 30, 2019 was primarily due to a decrease in tax-exempt securities, the impact of stock-based compensation activity, an increased Oregon presence, and higher pre-tax income.
Comparison of six months ended June 30, 2019 to the comparable period in the prior year.
Income tax expense increased $3.0 million, or 88.8%, to $6.4 million for the six months ended June 30, 2019 from $3.4 million for the six months ended June 30, 2018. The effective tax rate was 16.5% for the six months ended June 30, 2019 compared to 14.0% for the same period in 2018. The increase in the income tax expense and effective tax rate during the six months ended June 30, 2019 was primarily due to those described above for the three months ended June 30, 2019.

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

Reconciliations of the GAAP and non-GAAP financial measures on net interest income, interest and fees on loans, loan yield and net interest margin are presented below for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net interest income and interest and fees on loans:
Net interest income (GAAP)	$50,536	$43,741	$100,324	$84,578
Exclude incremental accretion on purchased loans	1,416	1,992	2,789	3,624
Adjusted net interest income (non-GAAP)	$49,120	$41,749	$97,535	$80,954

Average total interest earning assets, net	$4,681,588	$4,156,310	$4,665,513	$4,087,894
Net interest margin, annualized (GAAP)	4.33%	4.22%	4.34%	4.17%
Net interest margin, excluding incremental accretion on purchased loans, annualized (non-GAAP)	4.21%	4.03%	4.22%	3.99%

Interest and fees on loans (GAAP)	$48,107	$41,141	$94,806	$79,300
Exclude incremental accretion on purchased loans	1,416	1,992	2,789	3,624
Adjusted interest and fees on loans (non-GAAP)	$46,691	$39,149	$92,017	$75,676

Average total loans receivable, net	$3,654,475	$3,266,092	$3,638,573	$3,208,799
Loan yield, annualized (GAAP)	5.28%	5.05%	5.25%	4.98%
Loan yield, excluding incremental accretion on purchased loans, annualized (non-GAAP)	5.12%	4.81%	5.10%	4.75%

Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition from December 31, 2018 to June 30, 2019:

	June 30, 2019	December 31, 2018	Change	% Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$139,290	$161,910	$(22,620)	(14.0)%
Investment securities available for sale, at fair value	960,680	976,095	(15,415)	(1.6)
Loans held for sale	3,692	1,555	2,137	137.4
Total loans receivable, net	3,681,920	3,619,118	62,802	1.7
Other real estate owned	1,224	1,983	(759)	(38.3)
Premises and equipment, net	84,296	81,100	3,196	3.9
Federal Home Loan Bank stock, at cost	10,005	6,076	3,929	64.7
Bank owned life insurance	94,417	93,612	805	0.9
Accrued interest receivable	15,401	15,403	(2)	—
Prepaid expenses and other assets	126,259	98,522	27,737	28.2
Other intangible assets, net	18,563	20,614	(2,051)	(9.9)
Goodwill	240,939	240,939	—	—
Total assets	$5,376,686	$5,316,927	$59,759	1.1%

Liabilities
Deposits	$4,347,708	$4,432,402	$(84,694)	(1.9)%
Federal Home Loan Bank advances	90,700	—	90,700	100.0
Junior subordinated debentures	20,448	20,302	146	0.7
Securities sold under agreement to repurchase	23,141	31,487	(8,346)	(26.5)
Accrued expenses and other liabilities	98,064	72,013	26,051	36.2
Total liabilities	4,580,061	4,556,204	23,857	0.5
Stockholders' equity
Common stock	591,703	591,806	(103)	—
Retained earnings	195,168	176,372	18,796	10.7
Accumulated other comprehensive gain (loss), net	9,754	(7,455)	17,209	(230.8)
Total stockholders' equity	796,625	760,723	35,902	4.7
Total liabilities and stockholders' equity	$5,376,686	$5,316,927	$59,759	1.1%
Total assets increased $59.8 million, or 1.1%, to $5.38 billion as of June 30, 2019 compared to $5.32 billion as of December 31, 2018.
Total loans receivable, net, increased $62.8 million, or 1.7%, to $3.68 billion at June 30, 2019 compared to $3.62 billion as of December 31, 2018 due primarily to an increase in total real estate construction and land development loans of $39.2 million, one-to-four family residential loans of $15.7 million, and total commercial business loans of $12.7 million.
Prepaid and other assets increased $27.7 million, or 28.2%, to $126.3 million at June 30, 2019 compared to $98.5 million as of December 31, 2018 due primarily to the ROU lease asset of $27.3 million that was recorded during the six months ended June 30, 2019 due to the implementation of ASU 2016-02.
Investment securities available for sale decreased $15.4 million, or 1.6%, to $960.7 million at June 30, 2019 from $976.1 million at December 31, 2018 primarily as a result of maturities, calls, principal payments and sales of investment securities, offset partially by a new purchases and a decrease in net unrealized losses due to a decrease in interest rates during the six months ended June 30, 2019 that positively impacted the fair value of our bond portfolio.

Total deposits decreased $84.7 million or 1.9% during the six months ended June 30, 2019. The decrease was due primarily to non-maturity deposits declining $121.6 million, or 3.1%, to $3.84 billion, offset partially by an increase in certificate of deposit accounts of 36.9 million, or 7.9%. Non-maturity deposits as a percentage of total deposits decreased to 88.4% as of June 30, 2019 from 89.5% at December 31, 2018.
FHLB advances totaled $90.7 million at June 30, 2019 to fund growth and to offset the decrease in total deposits, discussed above. There were no FHLB advances outstanding at December 31, 2018.
Accrued expenses and other liabilities increased $26.1 million, or 36.2%, to $98.1 million at June 30, 2019 compared to $72.0 million as of December 31, 2018 due primarily to the lease ROU obligation of $28.6 million that was recorded during the six months ended June 30, 2019 based on the implementation of ASU 2016-02.

Lending Activities
The Bank is a full service commercial bank, which originates a wide variety of loans with a focus on commercial business loans. Total loans receivable, net of allowance for loan losses, increased $62.8 million, or 1.7%, to $3.68 billion at June 30, 2019 from $3.62 billion at December 31, 2018.
The following table provides information about our loan portfolio by type of loan at the dates indicated and the change between these dates. These balances are prior to deduction for the allowance for loan losses.

	June 30, 2019		December 31, 2018
	Balance (1)	% of Total (2)	Balance (1)	% of Total (2)	Change	%of Balance Change
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$845,046	22.7%	$853,606	23.4%	$(8,560)	(1.0)%
Owner-occupied commercial real estate	772,499	20.8	779,814	21.3	(7,315)	(0.9)
Non-owner occupied commercial real estate	1,333,047	35.8	1,304,463	35.7	28,584	2.2
Total commercial business	2,950,592	79.3	2,937,883	80.4	12,709	0.4
One-to-four family residential (3)	117,425	3.2	101,763	2.8	15,662	15.4
Real estate construction and land development:
One-to-four family residential	111,319	3.0	102,730	2.8	8,589	8.4
Five or more family residential and commercial properties	143,341	3.8	112,730	3.1	30,611	27.2
Total real estate construction and land development (3)	254,660	6.8	215,460	5.9	39,200	18.2
Consumer	392,926	10.6	395,545	10.8	(2,619)	(0.7)
Gross loans receivable	3,715,603	99.9	3,650,651	99.9	64,952	1.8
Net deferred loan costs	2,680	0.1	3,509	0.1	(829)	(23.6)
Loans receivable, net	$3,718,283	100.0%	$3,654,160	100.0%	$64,123	1.8%
(1) Balances do not include undisbursed loan commitments.
(2) Percent of loans receivable, net.
(3) Excludes loans held for sale of $3.7 million and $1.6 million as of June 30, 2019 and December 31, 2018, respectively.

Nonperforming Assets and Credit Quality Metrics
The following table provides information about our nonaccrual loans, other real estate owned and performing TDR loans for the indicated dates:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$18,287	$12,564
One-to-four family residential	19	71
Real estate construction and land development	793	899
Consumer	194	169
Total nonaccrual loans (1)	19,293	13,703
Other real estate owned	1,224	1,983
Total nonperforming assets	$20,517	$15,686

Allowance for loan losses	$36,363	$35,042
Nonperforming loans to loans receivable, net	0.52%	0.37%
Allowance for loan losses to loans receivable, net	0.98%	0.96%
Allowance for loan losses to nonperforming loans	188.48%	255.73%
Nonperforming assets to total assets	0.38%	0.30%

Performing TDR loans:
Commercial business	$25,298	$22,170
One-to-four family residential	204	208
Consumer	423	358
Total performing TDR loans	$25,925	$22,736
Accruing loans past due 90 days or more	$—	$—
Potential problem loans	114,095	101,349

(1)	At June 30, 2019 and December 31, 2018, $8.1 million and $6.9 million of nonaccrual loans were considered TDR loans, respectively.
Nonaccrual Loans.    Nonaccrual loans increased $5.6 million to $19.3 million, or 0.52% of loans receivable, net, at June 30, 2019 from $13.7 million, or 0.37% of loans receivable, net, at December 31, 2018. The increase was primarily related to the addition of five commercial lending relationships totaling $8.7 million which showed increased signs of cash flow deterioration, including two agricultural business relationships of $3.9 million. Management has allocated a specific reserve of $937,000 at June 30, 2019 for these five lending relationships.

The following table reflects the changes in nonaccrual loans during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Nonaccrual loans
Balance, beginning of period	$13,703	$10,703
Addition of previously classified pass graded loans	3,583	4,196
Addition of previously classified potential problem loans	6,353	3,691
Net principal payments	(3,946)	(438)
Charge-offs	(400)	(1,629)
Balance, end of period	$19,293	$16,523
At June 30, 2019, nonaccrual loans of $11.3 million had related allowance for loan losses of $2.5 million and nonaccrual loans of $8.0 million had no related allowance for loan losses. At December 31, 2018, nonaccrual loans of $9.5 million had related allowance for loan losses of $1.9 million and nonaccrual loans of $4.2 million had no allowance for loan losses.
At June 30, 2019, nonperforming TDR loans, included in the nonaccrual loan table above, were $8.1 million and had a related allowance for loan losses of $981,000. At December 31, 2018, nonperforming TDR loans were $6.9 million and had a related allowance for loan losses of $658,000.
Nonperforming Assets.    Nonperforming assets consist of nonaccrual loans and other real estate owned. Nonperforming assets increased $4.8 million to $20.5 million, or 0.38% of total assets, at June 30, 2019 from $15.7 million, or 0.30% of total assets, at December 31, 2018 due to the increase in nonaccrual loans, discussed above, offset partially by a decrease in other real estate owned of 759,000, or 38.3% to $1.2 million at June 30, 2019 from $2.0 million at December 31, 2018 as a result of a disposition of properties during the six months ended June 30, 2019.
Troubled Debt Restructured Loans. TDR loans are considered impaired and are separately measured for impairment whether on accrual or nonaccrual status. The performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. Performing TDR loans increased $3.2 million, or 14.0%, to $25.9 million at June 30, 2019 from $22.7 million at December 31, 2018. The increase was due primarily to extending maturities on three commercial lending relationships totaling $5.5 million which showed signs of cash flow deterioration, offset partially by net principal payments.
The following table reflects the changes in performing TDR loans during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Performing TDR loans
Balance, beginning of period	$22,736	$26,757
Addition of previously classified pass graded loans	2,633	1,236
Addition of previously classified potential problem loans	4,667	551
Charge-offs	(10)	—
Net principal payments	(4,101)	(2,587)
Balance, end of period	$25,925	$25,957
The related allowance for loan losses on performing TDR loans was $2.9 million as of June 30, 2019 and $2.3 million as of December 31, 2018.
Potential Problem Loans. Potential problem loans increased $12.7 million, or 12.6%, to $114.1 million at June 30, 2019 compared to $101.3 million at December 31, 2018. The increase was primarily attributed to eight commercial lending relationships totaling $30.3 million that experienced cash flow deterioration as a result of customer-specific events. Of the eight downgraded relationships, six totaling $23.2 million at June 30, 2019 were downgraded to OAEM while two relationships totaling $7.2 million were downgraded to Substandard. The risk rating downgrade of these relationships will enhance the Company's monitoring of these credits. The increase to potential problem loans was offset partially by net principal payments, including loans paid in full of $9.8 million, and the significant pay down of two commercial lines of credit totaling $3.2 million.
The following table reflects the changes in potential problem loans during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018

Potential problem loans
Balance, beginning of period	$101,349	$83,543
Addition of previously classified pass graded loans	40,677	44,955
Upgrades to pass graded loan status	(2,858)	(9,043)
Net principal payments	(13,626)	(4,242)
Transfers of loans to nonaccrual and TDR status	(11,020)	(257)
Charge-offs	(427)	(13,465)
Balance, end of period	$114,095	$101,491

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
The following table provides information regarding changes in our allowance for loan losses at and for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Allowance for loan losses on loans at the beginning of the period	$36,152	$33,261	$35,042	$32,086
Provision for loan losses	1,367	1,750	2,287	2,902
Charge-offs:
Commercial business	(774)	(542)	(877)	(623)
One-to-four family residential	(15)	(15)	(30)	(15)
Consumer	(566)	(694)	(1,152)	(1,179)
Total charge-offs	(1,355)	(1,251)	(2,059)	(1,817)
Recoveries:
Commercial business	62	68	221	569
Real estate construction and land development	7	2	625	2
Consumer	130	142	247	230
Total recoveries	199	212	1,093	801
Net charge-offs	(1,156)	(1,039)	(966)	(1,016)
Allowance for loan losses at the end of the period	$36,363	$33,972	$36,363	$33,972

Allowance for loan losses to loans receivable, net	0.98%	1.02%	0.98%	1.02%
Net recoveries on loans to average loans, annualized	0.13%	0.13%	0.05%	0.06%

Loans receivable, net at the end of the period (1)	$3,718,283	$3,328,288	$3,718,283	$3,328,288
Average loans receivable during the period (1)	3,654,475	3,266,092	3,638,573	3,208,799
(1) Excludes loans held for sale.
The allowance for loan losses increased $1.3 million, or 3.8%, to $36.4 million at June 30, 2019 from $35.0 million at December 31, 2018. The increase was the result of provision for loan losses of $2.3 million recognized during the six months ended June 30, 2019, offset partially by net charge-offs of $966,000 recorded during the same period. The allowance for loan losses to loans receivable, net increased to 0.98% at June 30, 2019 from 0.96% at December 31, 2018. Included in the carrying value of loans are net fair value discounts on loans purchased in mergers and acquisitions which may reduce the need for an allowance for loan losses on these loans because they are carried at an amount below the outstanding principal balance. As these fair value discounts are accreted, increasing the loan balance, the Company may record an allowance for loan loss, which has the net impact of increasing the allowance for loan losses to loans receivable, net. The remaining net fair value discount on purchased loans was $10.0 million at June 30, 2019 compared to $11.8 million at December 31, 2018.
The Company recorded charge-offs of $2.1 million during the six months ended June 30, 2019 due primarily to charge-offs of three commercial lending relationships totaling $632,000, including one agricultural business relationship charge-off of $278,000, and small dollar charge-offs on a large volume of consumer loans. The Company recorded recoveries of $1.1 million during the six months ended June 30, 2019 primarily due to the recovery of a one-to-four family residential construction loan of $602,000 as a result of a bankruptcy resolution and small recoveries on a large volume of small dollar consumer loans.

As of June 30, 2019, the Bank identified $19.3 million of nonaccrual loans and $25.9 million of performing TDR loans for a total of $45.2 million of impaired loans. Of these impaired loans, $11.3 million had no allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. The remaining $33.9 million of impaired loans had related allowances for loan losses totaling $5.4 million. As of December 31, 2018, the Bank identified $13.7 million of nonaccrual loans and $22.7 million of performing TDR loans for a total of $36.4 million of impaired loans. Of these impaired loans, $7.6 million had no allowances for loan losses. The remaining $28.8 million of impaired loans had related allowances for loan losses totaling $4.2 million.
The following table outlines the allowance for loan losses and related loan balances on loans at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses	$28,415	$27,854
Gross loans, excluding PCI and impaired loans	$3,648,032	$3,589,305
Percentage	0.78%	0.78%

PCI Allowance:
Allowance for loan losses	$2,575	$3,018
Gross PCI loans	$22,353	$24,907
Percentage	11.52%	12.12%

Specific Valuation Allowance:
Allowance for loan losses	$5,373	$4,170
Gross impaired loans	$45,218	$36,439
Percentage	11.88%	11.44%

Total Allowance for Loan Losses:
Allowance for loan losses	$36,363	$35,042
Gross loans receivable	$3,715,603	$3,650,651
Percentage	0.98%	0.96%
Based on the Bank's established comprehensive methodology, management deemed the allowance for loan losses of $36.4 million (0.98% of loans receivable, net and 188.48% of nonperforming loans) at June 30, 2019 appropriate to provide for probable incurred credit losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses of $35.0 million (0.96% of loans receivable, net and 255.73% of nonperforming loans) at December 31, 2018.
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

Deposits and Other Borrowings
Total deposits decreased $84.7 million, or 1.9%, to $4.35 billion at June 30, 2019 from $4.43 billion at December 31, 2018. Non-maturity deposits as a percentage of total deposits decreased to 88.4% at June 30, 2019 from 89.5% at December 31, 2018 and the percentage of certificates of deposit to total deposits increased to 11.6% at June 30, 2019 from 10.5% at December 31, 2018.
The following table summarizes the Company's deposits as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Balance	% of Total	Balance	% of Total	Change	% of Balance Change
	(Dollars in thousands)
Noninterest demand deposits	$1,320,743	30.3%	$1,362,268	30.7%	$(41,525)	(3.0)%
Interest bearing demand deposits	1,263,843	29.1	1,317,513	29.7	(53,670)	(4.1)
Money market accounts	757,156	17.4	765,316	17.3	(8,160)	(1.1)
Savings accounts	502,198	11.6	520,413	11.8	(18,215)	(3.5)
Total non-maturity deposits	3,843,940	88.4	3,965,510	89.5	(121,570)	(3.1)
Certificate of deposit	503,768	11.6	466,892	10.5	36,876	7.9
Total deposits	$4,347,708	100.0%	$4,432,402	100.0%	$(84,694)	(1.9)
Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank also utilizes securities sold under agreement to repurchase as a supplement to its funding sources. Our securities sold under agreement to repurchase are secured by available for sale investment securities. At June 30, 2019, the Bank had securities sold under agreement to repurchase of $23.1 million, a decrease of $8.3 million, or 26.5%, from $31.5 million at December 31, 2018. The decrease was the result of customer activity during the period.
The Company also has junior subordinated debentures with a par value of $25.0 million which pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures was $20.4 million at June 30, 2019, which reflects the fair value of the junior subordinated debentures established during the Washington Banking Merger, adjusted for the accretion of discount from purchase accounting fair value adjustment.
At June 30, 2019, the Bank maintained credit facilities with the FHLB of Des Moines for $827.7 million and credit facilities with the Federal Reserve Bank for $43.6 million. The Company had $90.7 million of FHLB advances outstanding at June 30, 2019. There were no FHLB advances outstanding at December 31, 2018. The average cost of the FHLB advances during the six months ended June 30, 2019 and 2018 was 2.68% and 1.93%, respectively. The Bank also maintains lines of credit with four correspondent banks to purchase federal funds totaling $90.0 million as of June 30, 2019. There were no federal funds purchased as of June 30, 2019 or December 31, 2018.

Liquidity and Cash Flows
Our primary sources of funds are customer and local government deposits, loan principal and interest payments, and interest earned on and proceeds from sales and maturities of investment securities. These funds, together with retained earnings, equity, and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition.
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
Heritage Financial Corporation: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations. At June 30, 2019, the Company (on an unconsolidated basis) had cash and cash equivalents of $13.6 million.

We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2019, cash and cash equivalents totaled $139.3 million, or 2.6% of total assets. The fair value of investment securities available for sale totaled $960.7 million at June 30, 2019, of which $250.0 million were pledged to secure public deposits or borrowing arrangements. The fair value of investment securities available for sale that were not pledged totaled $710.7 million, or 13.2% of total assets, at June 30, 2019. The fair value of investment securities available for sale with maturities of one year or less were $33.3 million, or 0.6% of total assets, at June 30, 2019.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $37.1 million for the six months ended June 30, 2019, and primarily consisted of net income of $32.5 million. During the six months ended June 30, 2019, net cash used by investing activities was $42.4 million, which consisted primarily of net loan originations of $66.0 million and purchases of premises and equipment of $6.4 million, offset partially by cash provided from sales of securities available-for-sale of $34.5 million. Net cash used by financing activities was $17.3 million for the six months ended June 30, 2019, and primarily consisted of net decrease in deposits of $84.7 million and dividends paid of $13.3 million during the period, partially offset by net FHLB advances of $90.7 million.

Capital and Capital Requirements
Stockholders’ equity was $796.6 million at June 30, 2019 compared to $760.7 million at December 31, 2018. The Company’s stockholders' equity to assets ratio was 14.8% as of June 30, 2019 and 14.3% as of December 31, 2018. The following table reflects the changes to stockholders' equity during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Balance, beginning of period	$778,191	$634,708	$760,723	$508,305
Common stock issued in the Premier and Puget Mergers	—	—	—	130,770
Net income	15,984	11,857	32,536	20,944
Dividends declared	(6,679)	(5,130)	(13,341)	(10,247)
Other comprehensive income (loss)	9,193	(2,372)	17,209	(9,915)
Effects of implementation of accounting change related to operating leases	—	—	(399)	—
Other	(64)	460	(103)	(334)
Balance, end of period	$796,625	$639,523	$796,625	$639,523
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On July 24, 2019, the Company’s Board of Directors declared a regular dividend of $0.19 per common share which is payable on August 22, 2019 to shareholders of record on August 8, 2019.
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and operations. Management believes as of June 30, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of June 30, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories. The following table represents the minimum required ratios of the Company and the Bank and the actual capital ratios at the periods indicated:

	Minimum Requirements		Well-Capitalized Requirements		Actual
	(Dollars in thousands)
As of June 30, 2019:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$203,156	4.5%	N/A	N/A	$531,362	11.8%
Tier 1 leverage capital to average assets	203,834	4.0	N/A	N/A	551,810	10.8
Tier 1 capital to risk-weighted assets	270,875	6.0	N/A	N/A	551,810	12.2
Total capital to risk-weighted assets	361,166	8.0	N/A	N/A	588,479	13.0
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	202,919	4.5	$293,105	6.5%	535,423	11.9
Tier 1 leverage capital to average assets	203,643	4.0	254,554	5.0	535,423	10.5
Tier 1 capital to risk-weighted assets	270,558	6.0	360,744	8.0	535,423	11.9
Total capital to risk-weighted assets	360,744	8.0	450,930	10.0	572,092	12.7

As of December 31, 2018:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$197,189	4.5%	N/A	N/A	$510,618	11.7%
Tier 1 leverage capital to average assets	201,920	4.0	N/A	N/A	530,920	10.5
Tier 1 capital to risk-weighted assets	262,918	6.0	N/A	N/A	530,920	12.1
Total capital to risk-weighted assets	350,558	8.0	N/A	N/A	566,268	12.9
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	197,004	4.5	$284,561	6.5%	513,993	11.7
Tier 1 leverage capital to average assets	203,339	4.0	254,174	5.0	513,993	10.1
Tier 1 capital to risk-weighted assets	262,671	6.0	350,229	8.0	513,993	11.7
Total capital to risk-weighted assets	350,229	8.0	437,786	10.0	549,341	12.5
Under applicable capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%, a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. Both the Company and the Bank are also required to maintain a capital conservation buffer above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. At June 30, 2019, the capital conservation buffer was 5.0% and 4.7% for the Company and the Bank, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk through our lending and deposit gathering activities. Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our 2018 Annual Form 10-K.

Neither we, nor the Bank, maintain a trading account for any class of financial instrument, nor do we, or the Bank, engage in hedging activities or purchase high risk derivative instruments. Moreover, neither we, nor the Bank, are subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2019 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
We, and our Bank, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.

ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s 2018 Annual Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.

(c) Repurchase Plans
The Company has had various stock repurchase programs since March 1999. On October 23, 2014, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 1,513,000 shares, under the eleventh stock repurchase plan. At December 31, 2018, there were approximately 933,000 shares remaining to be purchased under the eleventh stock repurchase plan. The number, timing and price of shares repurchased will depend on business and market conditions and other factors, including opportunities to deploy the Company's capital.
Since the inception of the eleventh plan, the Company has repurchased 607,966 shares at an average share price of $17.33 including 28,000 shares repurchased under this plan during the three and six months ended June 30, 2019. No shares were repurchased under this plan during the three and six months ended June 30, 2018.
In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total repurchased shares for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Repurchased shares to pay withholding taxes (1)	2,175	7,394	28,029	52,820
Stock repurchase to pay withholding taxes average share price	$29.31	$33.84	$30.88	$31.96
(1) During the three months ended June 30, 2018, the Company repurchased 26,741 of shares related to the withholding taxes due on the accelerated vesting of the restricted stock units of Puget Sound which were converted to Heritage common stock shares with an average share price of $31.80 under the terms of the merger agreement.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2019— April 30, 2019	—	$—	7,893,389	932,634
May 1, 2019— May 31, 2019	28,000	29.12	7,921,389	904,634
June 1, 2019— June 30, 2019	2,175	29.31	7,921,389	904,634
Total	30,175	$29.13
(1) Of the common shares repurchased by the Company between April 1, 2019 and June 30, 2019, 2,175 represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.        OTHER INFORMATION
None

ITEM 6.     EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date

2.5	Agreement and Plan of Merger with Puget Sound Bancorp, Inc	8-K	2.1	7/27/2017

2.6	Agreement and Plan of Merger with Premier Commercial Bancorp, Inc	8-K	2.1	3/9/2018

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date:
August 7, 2019	/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer

Date:
August 7, 2019	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer