Form 10-Q
period 2019-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2019-11-06
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019 or

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
As of October 30, 2019 there were 36,618,381 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
September 30, 2019

Glossary of Acronyms, Abbreviations, and Terms

The acronyms, abbreviations, and terms listed below are used in various sections of the Form 10-Q, including “Item 1. Financial Statements” and “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations".
As used throughout this report, the terms “we”, “our”, or “us” refer to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

2018 Annual Form 10-K	Company's Annual Report on Form 10-K for the year ended December 31, 2018
ALL	Allowance for Loan Losses
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Heritage Bank
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the Federal Reserve Board and the FDIC in 2013
BOLI	Bank owned life insurance
CDI	Core Deposit Intangible
CECL	Current Expected Credit Loss Model
Company	Heritage Financial Corporation
GAAP	U.S. Generally Accepted Accounting Principles
Heritage	Heritage Financial Corporation
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
Federal Reserve Bank	Federal Reserve Bank of San Francisco
FHLB	Federal Home Loan Bank of Des Moines
LIBOR	London Interbank Offering Rate
OAEM	Other Assets Especially Mentioned
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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(In thousands, except shares)

	September 30, 2019	December 31, 2018
ASSETS
Cash on hand and in banks	$115,500	$92,704
Interest earning deposits	121,468	69,206
Cash and cash equivalents	236,968	161,910
Investment securities available for sale, at fair value	966,102	976,095
Loans held for sale	5,211	1,555
Loans receivable, net	3,731,343	3,654,160
Allowance for loan losses	(36,518)	(35,042)
Total loans receivable, net	3,694,825	3,619,118
Other real estate owned	841	1,983
Premises and equipment, net	86,563	81,100
Federal Home Loan Bank stock, at cost	6,377	6,076
Bank owned life insurance	102,981	93,612
Accrued interest receivable	14,722	15,403
Prepaid expenses and other assets	142,068	98,522
Other intangible assets, net	17,588	20,614
Goodwill	240,939	240,939
Total assets	$5,515,185	$5,316,927
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$4,562,257	$4,432,402
Junior subordinated debentures	20,522	20,302
Securities sold under agreement to repurchase	25,883	31,487
Accrued expenses and other liabilities	102,396	72,013
Total liabilities	4,711,058	4,556,204
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, no par value, 50,000,000 shares authorized; 36,618,381 and 36,874,055 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	585,581	591,806
Retained earnings	206,021	176,372
Accumulated other comprehensive income (loss), net	12,525	(7,455)
Total stockholders’ equity	804,127	760,723
Total liabilities and stockholders’ equity	$5,515,185	$5,316,927
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$47,845	$48,301	$142,651	$127,601
Taxable interest on investment securities	5,704	4,662	17,460	12,259
Nontaxable interest on investment securities	798	1,085	2,641	3,646
Interest on other interest earning assets	537	558	1,155	1,016
Total interest income	54,884	54,606	163,907	144,522
INTEREST EXPENSE
Deposits	4,250	3,014	11,870	7,169
Junior subordinated debentures	332	330	1,026	928
Other borrowings	59	136	444	721
Total interest expense	4,641	3,480	13,340	8,818
Net interest income	50,243	51,126	150,567	135,704
Provision for loan losses	466	1,065	2,753	3,967
Net interest income after provision for loan losses	49,777	50,061	147,814	131,737
NONINTEREST INCOME
Service charges and other fees	4,779	4,824	14,109	14,062
Gain on sale of investment securities, net	281	82	329	135
Gain on sale of loans, net	993	706	1,613	2,286
Interest rate swap fees	152	—	313	360
Other income	2,253	2,438	7,087	6,330
Total noninterest income	8,458	8,050	23,451	23,173
NONINTEREST EXPENSE
Compensation and employee benefits	21,733	23,804	65,629	64,492
Occupancy and equipment	5,268	5,020	16,177	14,457
Data processing	2,333	2,343	6,615	7,455
Marketing	816	876	3,020	2,507
Professional services	1,434	2,119	3,912	8,485
State/municipal business and use taxes	1,370	795	2,977	2,199
Federal deposit insurance premium	9	375	720	1,105
Other real estate owned, net	(35)	18	340	18
Amortization of intangible assets	975	1,114	3,026	2,705
Other expense	2,816	2,997	8,375	8,491
Total noninterest expense	36,719	39,461	110,791	111,914
Income before income taxes	21,516	18,650	60,474	42,996
Income tax expense	3,621	3,146	10,043	6,548
Net income	$17,895	$15,504	$50,431	$36,448
Basic earnings per common share	$0.49	$0.42	$1.37	$1.04
Diluted earnings per common share	$0.48	$0.42	$1.36	$1.04
Dividends declared per common share	$0.19	$0.15	$0.55	$0.45
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$17,895	$15,504	$50,431	$36,448
Change in fair value of investment securities available for sale, net of tax of $799, $(887), $5,407, and $(3,525), respectively	2,993	(3,319)	20,240	(13,193)
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $(59), $(17), $(69), and $(29), respectively	(222)	(65)	(260)	(106)
Other comprehensive income (loss)	2,771	(3,384)	19,980	(13,299)
Comprehensive income	$20,666	$12,120	$70,411	$23,149
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30, 2019
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at June 30, 2019	36,883	$591,703	$195,168	$9,754	$796,625
Restricted stock units vested, net of forfeitures of restricted stock awards	1	—	—	—	—
Exercise of stock options	1	2	—	—	2
Stock-based compensation expense	—	830	—	—	830
Common stock repurchased	(267)	(6,954)	—	—	(6,954)
Net income	—	—	17,895	—	17,895
Other comprehensive income, net of tax	—	—	—	2,771	2,771
Cash dividends declared on common stock ($0.19 per share)	—	—	(7,042)	—	(7,042)
Balance at September 30, 2019	36,618	$585,581	$206,021	$12,525	$804,127

	Nine Months Ended September 30, 2019
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
Balance at December 31, 2018	36,874	$591,806	$176,372	$(7,455)	$760,723
Effects of implementation of accounting change related to operating leases	—	—	(399)	—	(399)
Restricted stock units vested, net of forfeitures of restricted stock awards	63	—	—	—	—
Exercise of stock options	4	44	—	—	44
Stock-based compensation expense	—	2,366	—	—	2,366
Common stock repurchased	(323)	(8,635)	—	—	(8,635)
Net income	—	—	50,431	—	50,431
Other comprehensive income, net of tax	—	—	—	19,980	19,980
Cash dividends declared on common stock ($0.55 per share)	—	—	(20,383)	—	(20,383)
Balance at September 30, 2019	36,618	$585,581	$206,021	$12,525	$804,127

	Three Months Ended September 30, 2018
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive loss, net	Total stockholders’ equity
Balance at June 30, 2018	34,021	$491,026	$159,803	$(11,306)	$639,523
Forfeitures of restricted stock awards, net of restricted stock units vested	(1)	—	—	—	—
Exercise of stock options	6	71	—	—	71
Stock-based compensation expense	—	709	—	—	709
Common stock repurchased	(1)	(14)	—	—	(14)
Net income	—	—	15,504	—	15,504
Other comprehensive loss, net of tax	—	—	—	(3,384)	(3,384)
Common stock issued in business combination	2,848	99,273	—	—	99,273
Cash dividends declared on common stock ($0.15 per share)	—	—	(5,549)	—	(5,549)
Balance at September 30, 2018	36,873	$591,065	$169,758	$(14,690)	$746,133

	Nine Months Ended September 30, 2018
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive loss, net	Total stockholders’ equity
Balance at December 31, 2017	29,928	$360,590	$149,013	$(1,298)	$508,305
Effects of implementation of accounting change related to equity investments, net	—	—	93	(93)	—
Restricted stock units vested, net of forfeitures of restricted stock awards	29	—	—	—	—
Exercise of stock options	9	118	—	—	118
Stock-based compensation expense	—	2,016	—	—	2,016
Common stock repurchased	(53)	(1,702)	—	—	(1,702)
Net income	—	—	36,448	—	36,448
Other comprehensive loss, net of tax	—	—	—	(13,299)	(13,299)
Common stock issued in business combination	6,960	230,043	—	—	230,043
Cash dividends declared on common stock ($0.45 per share)	—	—	(15,796)	—	(15,796)
Balance at September 30, 2018	36,873	$591,065	$169,758	$(14,690)	$746,133
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$50,431	$36,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, amortization of securities available for sale, and amortization of discount of junior subordinated debentures	6,220	7,538
Changes in net deferred loan costs, net of amortization	1,122	(38)
Provision for loan losses	2,753	3,967
Net change in accrued interest receivable, prepaid expenses and other assets, and accrued expenses and other liabilities	303	4,231
Stock-based compensation expense	2,366	2,016
Amortization of intangible assets	3,026	2,705
Origination of mortgage loans held for sale	(45,852)	(60,994)
Proceeds from sale of mortgage loans	43,544	63,330
Earnings on bank owned life insurance	(1,578)	(1,079)
Valuation adjustment on other real estate owned	51	—
Loss on sale of other real estate owned, net	227	—
Gain on sale of loans, net	(1,613)	(2,286)
Gain on sale of investment securities, net	(329)	(135)
Gain on sale of assets held for sale	—	(382)
Impairment of assets held for sale	—	75
Impairment of right of use asset	117	—
(Gain) loss on sale of premises and equipment, net	(14)	31
Net cash provided by operating activities	60,774	55,427
Cash flows from investing activities:
Loans originated, net of principal payments	(82,879)	(93,047)
Maturities, calls and payments of investment securities available for sale	145,778	64,625
Purchase of investment securities available for sale	(156,501)	(262,429)
Proceeds from sales of investment securities available for sale	43,872	156,946
Purchase of premises and equipment	(10,526)	(21,468)
Proceeds from sale of other loans	3,562	9,993
Proceeds from sale of other real estate owned	864	198
Proceeds from sale of assets held for sale	—	603
Proceeds from redemption of Federal Home Loan Bank stock	18,032	26,010
Purchases of Federal Home Loan Bank stock	(18,333)	(21,996)
Proceeds from sales of premises and equipment	35	26
Purchase of bank owned life insurance	(8,000)	—
Capital contributions to low-income housing tax credit partnerships and new market tax credit partnerships, net	(16,992)	(8,269)
Net cash received from acquisitions	—	105,974
Net cash used in investing activities	(81,088)	(42,834)

	Nine Months Ended September 30,
	2019	2018
Cash flows from financing activities:
Net increase in deposits	129,855	180,465
Federal Home Loan Bank advances	445,800	541,450
Repayment of Federal Home Loan Bank advances	(445,800)	(649,950)
Common stock cash dividends paid	(20,288)	(15,796)
Net decrease in securities sold under agreement to repurchase	(5,604)	(50)
Proceeds from exercise of stock options	44	118
Repurchase of common stock	(8,635)	(1,702)
Net cash provided by financing activities	95,372	54,535
Net increase in cash and cash equivalents	75,058	67,128
Cash and cash equivalents at beginning of period	161,910	103,015
Cash and cash equivalents at end of period	$236,968	$170,143

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,099	$8,497
Cash paid for income taxes	7,098	4,647

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$—	$434
Transfers of properties held for sale recorded in premises and equipment, net to prepaid expenses and other assets	1,533	1,835
Investment in low income housing tax credit partnership and related funding commitment	15,254	—
Purchase of investment securities available for sale not settled	—	5,454
Transfer of bank owned life insurance to prepaid expenses and other assets	209	—
Business Combinations:
Common stock issued for business combinations	—	230,043
Assets acquired (liabilities assumed) in acquisitions:
Investment securities available for sale	—	84,846
Loans receivable	—	718,547
Other real estate owned	—	1,796
Premises and equipment	—	3,785
Federal Home Loan Bank stock	—	1,743
Accrued interest receivable	—	2,454
Bank owned life insurance	—	17,116
Prepaid expenses and other assets	—	3,182
Other intangible assets	—	18,345
Goodwill	—	121,808
Deposits	—	(824,602)
Federal Home Loan Bank advances	—	(16,000)
Securities sold under agreement to repurchase	—	(462)
Accrued expenses and other liabilities	—	(8,489)
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
Heritage Financial Corporation is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank. The Bank is a Washington-chartered commercial bank and its deposits are insured by the FDIC. The Bank is headquartered in Olympia, Washington and conducts business from its 62 branch offices as of September 30, 2019 located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas.
Effective January 16, 2018, the Company completed the Puget Sound Merger and on July 2, 2018, the Company completed the Premier Merger, collectively called the "Premier and Puget Mergers." See Note (2) Business Combinations for additional information on the Premier and Puget Mergers.

(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2018 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. In preparing the unaudited Condensed Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Management believes that the judgments, estimates and assumptions used in the preparation of the financial statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ significantly from those estimates.

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
Operating leases
During the normal course of business, the Company enters into agreements, and at inception it determines if a particular agreement is a lease. The Company's noncancelable operating lease agreements relate to certain banking offices, back-office operational facilities, office equipment, and sublease agreements. The agreements are recorded as ROU assets and liabilities within prepaid expenses and other assets and accrued expenses and other liabilities, respectively, in the Condensed Consolidated Statements of Financial Condition. Operating lease ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term, and represent the right to use an underlying asset for the lease term and the obligation to make lease payments arising from the lease. As the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease pre-payments made and excludes lease incentives. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company elected an exclusion policy for ROU assets and liabilities for operating leases with a term of twelve months or less and a capitalization threshold policy for total contractual lease payments of $25,000 or more. The Company does not account for any leases at a portfolio level.

(d) Recently Issued Accounting Pronouncements
FASB ASU 2016-02, Leases (Topic 842), as amended by ASU 2017-13, 2018-01, 2018-10, ASU 2018-11, and ASU 2019-01 was originally issued in February 2016, to increase transparency and comparability of leases among organizations and to disclose key information about leasing arrangements. The ASU sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Company adopted the ASU on January 1, 2019 and elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the historical determination of contracts as leases, to carry forward lease classifications, and to not reassess initial direct costs for historical lease arrangements. The adoption of this ASU resulted in the initial recognition of operating lease ROU assets and liabilities of approximately $29.2 million and $29.8 million, respectively, in prepaid expenses and other assets and accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition. This change also resulted in a cumulative-effect adjustment to beginning retained earnings of $399,000, net of tax, under the modified retrospective approach. As a result of electing this transition method, prior periods have not been restated.
FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05, was originally issued in June 2016. Commonly referred to as CECL, this ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for fiscal years after December 15, 2018. The Company is anticipating adopting the Update on January 1, 2020. Upon adoption, the Company expects a change in the processes, internal controls and procedures to calculate the allowance for loan losses, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The new guidance may result in an increase in the allowance for loan losses which will also reflect the new requirement to include the nonaccretable principal differences on PCI loans; however, the Company is still in the process of determining the magnitude of the increase and its impact on the Condensed Consolidated Financial Statements. During 2017, the Company's management created a CECL steering committee to develop and implement processes and procedures to ensure it is fully compliant with the amendments at the adoption date. In late 2017 the CECL steering committee selected a vendor to assist the Company in the adoption of a model, completed the implementation discovery sessions, and selected an appropriate methodology. During 2019, the Company compiled historical loan data and finalized data queries from the core system for current periods. Management is finalizing assumptions used in the model and running and analyzing CECL ALLL outcomes. The Company anticipates providing an estimated ALLL under the CECL model in January 2020.
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
There were no acquisitions or mergers completed during the three and nine months ended September 30, 2019.
Puget Sound Merger:
The Puget Sound Merger was effective on January 16, 2018. As of the acquisition date, Puget Sound merged into Heritage and Puget Sound Bank merged into Heritage Bank. The Puget Sound Merger resulted in $68.5 million of goodwill.

The Company incurred no acquisition-related costs for the Puget Sound Merger during the three months ended September 30, 2019 and $75,000 during the nine months ended September 30, 2019. The Company incurred acquisition-related costs of $67,000 and $5.1 million during the three and nine months ended September 30, 2018, respectively, for the Puget Sound Merger.
Premier Merger:
The Premier Merger was effective on July 2, 2018. As of the acquisition date, Premier Commercial Bancorp merged into Heritage and Premier Community Bank merged into Heritage Bank. The Premier Merger resulted in $53.4 million of goodwill.
The Company incurred no acquisition-related costs for the Premier Merger during the three months ended September 30, 2019 and $57,000 during the nine months ended September 30, 2019. The Company incurred acquisition-related costs of approximately $3.3 million and $4.0 million during the three and nine months ended September 30, 2018, respectively, for the Premier Merger.
The Company finalized the purchase price allocation for both mergers as of December 31, 2018.
The following table presents certain pro forma information, for illustrative purposes only, for the three and nine months ended September 30, 2018 as if the Premier and Puget Mergers had occurred on January 1, 2017. The estimated pro forma information combines the historical results of Premier Commercial and Puget Sound with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the Premier and Puget Mergers occurred on January 1, 2017. In particular, the pro forma information does not consider any changes to the provision for loan losses resulting from recorded loans at fair value. Additionally, Heritage expected to achieve further operating savings and other business synergies, including interest income growth, as a result of the Premier and Puget Mergers which are not reflected in the pro forma amounts in the following table. As a result, actual amounts will differ from the pro forma information presented.

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(Dollars in thousands, except per share amounts)
Net interest income	$49,942	$143,740
Net Income	18,950	50,225
Basic earnings per share	$0.51	$1.36
Dilutive earnings per share	$0.51	$1.35

(3)	Investment Securities
(a) Securities by Type and Maturity
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated:

	September 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$112,045	$813	$(7)	$112,851
Municipal securities	122,733	4,582	—	127,315
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	343,909	3,394	(626)	346,677
Commercial	324,153	7,621	(444)	331,330
Corporate obligations	23,873	309	(26)	24,156
Other asset-backed securities	23,517	280	(24)	23,773
Total	$950,230	$16,999	$(1,127)	$966,102

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$101,595	$155	$(147)	$101,603
Municipal securities	158,461	1,209	(806)	158,864
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	337,295	426	(6,119)	331,602
Commercial	338,250	1,035	(5,524)	333,761
Corporate obligations	25,662	36	(135)	25,563
Other asset-backed securities	24,278	424	—	24,702
Total	$985,541	$3,285	$(12,731)	$976,095

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.
There were no securities classified as trading or held to maturity at September 30, 2019 or December 31, 2018.
The amortized cost and fair value of investment securities available for sale at September 30, 2019, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$37,675	$37,742
Due after one year through five years	194,742	197,144
Due after five years through ten years	275,903	282,814
Due after ten years	441,910	448,402
Total	$950,230	$966,102

(b) Unrealized Losses and Other-Than-Temporary Impairments
The following tables show the gross unrealized losses and fair value of the Company's investment securities available for sale that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$6,993	$(7)	$—	$—	$6,993	$(7)
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	46,175	(210)	47,952	(416)	94,127	(626)
Commercial	29,842	(72)	46,210	(372)	76,052	(444)
Corporate obligations	—	—	1,974	(26)	1,974	(26)
Other asset-backed securities	3,453	(11)	1,704	(13)	5,157	(24)
Total	$86,463	$(300)	$97,840	$(827)	$184,303	$(1,127)

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$46,992	$(58)	$7,350	$(89)	$54,342	$(147)
Municipal securities	31,157	(159)	38,792	(647)	69,949	(806)
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	66,620	(247)	193,726	(5,872)	260,346	(6,119)
Commercial	43,531	(272)	190,585	(5,252)	234,116	(5,524)
Corporate obligations	13,736	(87)	1,951	(48)	15,687	(135)
Total	$202,036	$(823)	$432,404	$(11,908)	$634,440	$(12,731)

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.

The Company has evaluated these investment securities available for sale as of September 30, 2019 and December 31, 2018 and has determined that the decline in their value is not other-than-temporary. The unrealized losses are primarily due to increases in market interest rates since purchase of the securities. The fair value of these securities is expected to recover as the securities approach their maturity date. None of the underlying issuers of the municipal securities and corporate obligations had credit ratings that were below investment grade levels at September 30, 2019 or December 31, 2018. The Company has the ability and intent to hold the investments until recovery of the securities' amortized cost, which may be the maturity date of the securities.
For the three and nine months ended September 30, 2019 and 2018, there were no other-than-temporary charges recorded to net income.

(c) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of securities available for sale for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Gross realized gains	$281	$145	$557	$267
Gross realized losses	—	(63)	(228)	(132)
Net realized gains	$281	$82	$329	$135

(d) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state public deposits	$188,219	$191,336	$199,026	$196,786
Securities sold under agreement to repurchase	40,481	40,830	48,173	47,407
Other securities pledged	20,559	21,128	20,778	20,482
Total	$249,259	$253,294	$267,977	$264,675

(4)	Loans Receivable
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

Loans receivable at September 30, 2019 and December 31, 2018 consisted of the following portfolio segments and classes:

	September 30, 2019	December 31, 2018
	(In thousands)
Commercial business:
Commercial and industrial	$853,995	$853,606
Owner-occupied commercial real estate	787,591	779,814
Non-owner occupied commercial real estate	1,316,992	1,304,463
Total commercial business	2,958,578	2,937,883
One-to-four family residential	121,174	101,763
Real estate construction and land development:
One-to-four family residential	98,034	102,730
Five or more family residential and commercial properties	147,686	112,730
Total real estate construction and land development	245,720	215,460
Consumer	403,485	395,545
Gross loans receivable	3,728,957	3,650,651
Net deferred loan costs	2,386	3,509
Loans receivable, net	3,731,343	3,654,160
Allowance for loan losses	(36,518)	(35,042)
Total loans receivable, net	$3,694,825	$3,619,118

(b) Concentrations of Credit
As of September 30, 2019, and December 31, 2018, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.
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

The following tables present the balance of loans receivable by credit quality indicator as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Pass	OAEM	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$777,165	$20,310	$56,520	$—	$853,995
Owner-occupied commercial real estate	753,386	20,498	13,707	—	787,591
Non-owner occupied commercial real estate	1,293,780	9,989	13,223	—	1,316,992
Total commercial business	2,824,331	50,797	83,450	—	2,958,578
One-to-four family residential	119,914	—	1,260	—	121,174
Real estate construction and land development:
One-to-four family residential	96,300	—	1,734	—	98,034
Five or more family residential and commercial properties	147,177	509	—	—	147,686
Total real estate construction and land development	243,477	509	1,734	—	245,720
Consumer	399,203	—	3,758	524	403,485
Gross loans receivable	$3,586,925	$51,306	$90,202	$524	$3,728,957

	December 31, 2018
	Pass	OAEM	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$788,395	$16,168	$49,043	$—	$853,606
Owner-occupied commercial real estate	741,227	27,724	10,863	—	779,814
Non-owner occupied commercial real estate	1,283,077	9,438	11,948	—	1,304,463
Total commercial business	2,812,699	53,330	71,854	—	2,937,883
One-to-four family residential	100,401	—	1,362	—	101,763
Real estate construction and land development:
One-to-four family residential	101,519	258	953	—	102,730
Five or more family residential and commercial properties	112,678	52	—	—	112,730
Total real estate construction and land development	214,197	310	953	—	215,460
Consumer	390,808	—	4,213	524	395,545
Gross loans receivable	$3,518,105	$53,640	$78,382	$524	$3,650,651

Potential problem loans are loans classified as OAEM or worse that are currently accruing interest and are not considered impaired, but which management is closely monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans may include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of FASB ASC 310-30. Potential problem loans as of September 30, 2019 and December 31, 2018 were $85.3 million and $101.3 million, respectively.
(d) Nonaccrual Loans
Nonaccrual loans, segregated by segments and classes of loans, were as follows as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In thousands)
Commercial business:
Commercial and industrial	$30,014	$6,639
Owner-occupied commercial real estate	4,176	4,212
Non-owner occupied commercial real estate	6,552	1,713
Total commercial business	40,742	12,564
One-to-four family residential	19	71
Real estate construction and land development:
One-to-four family residential	560	899
Consumer	190	169
Nonaccrual loans	$41,511	$13,703

PCI loans are not included in the nonaccrual loan table above because these loans are accounted for under FASB ASC 310-30, which provides that accretable yield is calculated based on a loan or pool's expected cash flow even if the loan or pool is not performing under its contractual terms, except for non-pooled PCI loans which are no longer accreting loan discounts established at acquisition.
(e) Past due loans
The Company performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. PCI loans are included in the past due loans table below solely to reconcile to total Gross Loans Receivable.

The balances of past due loans, segregated by segments and classes of loans, as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$832	$3,562	$4,394	$847,202	$851,596
Owner-occupied commercial real estate	158	757	915	779,880	780,795
Non-owner occupied commercial real estate	2,971	2,029	5,000	1,305,725	1,310,725
Total commercial business	3,961	6,348	10,309	2,932,807	2,943,116
One-to-four family residential	—	—	—	117,669	117,669
Real estate construction and land development:
One-to-four family residential	—	560	560	97,474	98,034
Five or more family residential and commercial properties	—	—	—	147,686	147,686
Total real estate construction and land development	—	560	560	245,160	245,720
Consumer	1,667	—	1,667	399,717	401,384
Past due gross loans receivable, excluding PCI loans	5,628	6,908	12,536	3,695,353	3,707,889
PCI loans	934	155	1,089	19,979	21,068
Gross loans receivable	$6,562	$7,063	$13,625	$3,715,332	$3,728,957

	December 31, 2018
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,711	$2,281	$4,992	$845,181	$850,173
Owner-occupied commercial real estate	513	408	921	771,677	772,598
Non-owner occupied commercial real estate	3,412	1,103	4,515	1,292,888	1,297,403
Total commercial business	6,636	3,792	10,428	2,909,746	2,920,174
One-to-four family residential	227	—	227	98,221	98,448
Real estate construction and land development:
One-to-four family residential	665	234	899	101,451	102,350
Five or more family residential and commercial properties	—	—	—	112,688	112,688
Total real estate construction and land development	665	234	899	214,139	215,038
Consumer	2,559	—	2,559	389,525	392,084
Past due gross loans receivable, excluding PCI loans	10,087	4,026	14,113	3,611,631	3,625,744
PCI loans	2,271	550	2,821	22,086	24,907
Gross loans receivable	$12,358	$4,576	$16,934	$3,633,717	$3,650,651

There were no loans 90 days or more past due that were still accruing interest as of September 30, 2019 or December 31, 2018, excluding PCI loans.

(f) Impaired loans
Impaired loans include nonaccrual loans, performing TDR loans, and other loans with a specific valuation allowance. The balances of impaired loans as of September 30, 2019 and December 31, 2018 are set forth in the following tables:

	September 30, 2019
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$26,099	$16,338	$42,437	$43,845	$1,879
Owner-occupied commercial real estate	3,031	2,503	5,534	5,925	453
Non-owner occupied commercial real estate	5,394	4,518	9,912	9,997	316
Total commercial business	34,524	23,359	57,883	59,767	2,648
One-to-four family residential	—	220	220	227	57
Real estate construction and land development:
One-to-four family residential	560	—	560	638	—
Consumer	—	575	575	589	148
Total	$35,084	$24,154	$59,238	$61,221	$2,853

	December 31, 2018
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$2,523	$20,119	$22,642	$24,176	$2,607
Owner-occupied commercial real estate	816	5,000	5,816	6,150	1,142
Non-owner occupied commercial real estate	3,352	2,924	6,276	6,414	206
Total commercial business	6,691	28,043	34,734	36,740	3,955
One-to-four family residential	—	279	279	293	76
Real estate construction and land development:
One-to-four family residential	899	—	899	1,662	—
Consumer	—	527	527	538	139
Total	$7,590	$28,849	$36,439	$39,233	$4,170

The average recorded investment of impaired loans for the three and nine months ended September 30, 2019 and 2018 are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Commercial business:
Commercial and industrial	$35,022	$16,252	$28,929	$15,258
Owner-occupied commercial real estate	5,918	12,533	5,927	12,687
Non-owner occupied commercial real estate	9,793	10,265	8,108	10,311
Total commercial business	50,733	39,050	42,964	38,256
One-to-four family residential	222	288	249	292
Real estate construction and land development:
One-to-four family residential	676	1,080	794	1,139
Five or more family residential and commercial properties	—	—	—	161
Total real estate construction and land development	676	1,080	794	1,300
Consumer	596	396	579	403
Total	$52,227	$40,814	$44,586	$40,251

For the three and nine months ended September 30, 2019 and 2018, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the three and nine months ended September 30, 2019, the Bank recorded $282,000 and $980,000, respectively, of interest income related to performing TDR loans. For the three and nine months ended September 30, 2018, the Bank recorded $361,000 and $1.0 million, respectively, of interest income related to performing TDR loans.
(g) Troubled Debt Restructured Loans
The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR loans as of September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
	Performing TDR loans	Nonaccrual TDR loans	Performing TDR loans	Nonaccrual TDR loans
	(In thousands)
TDR loans	$19,416	$17,529	$22,736	$6,943
Allowance for loan losses on TDR loans	1,850	494	2,257	658

The unfunded commitment to borrowers related to TDR loans was $2.0 million and $943,000 at September 30, 2019 and December 31, 2018, respectively.

Loans that were modified as TDR loans during the three and nine months ended September 30, 2019 and 2018 are set forth in the following tables:

	Three Months Ended September 30,
	2019		2018
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	15	$5,266	11	$2,352
Owner-occupied commercial real estate	2	1,214	2	1,081
Non-owner occupied commercial real estate	3	2,597	2	2,776
Total commercial business	20	9,077	15	6,209
Consumer	3	26	1	25
Total loans modified as TDR loans	23	$9,103	16	$6,234

	Nine Months Ended September 30,
	2019		2018
	Number of Contracts(2)	Recorded Investment(1,2)	Number of Contracts(2)	Recorded Investment(1,2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	33	$22,414	22	$4,445
Owner-occupied commercial real estate	3	1,612	3	1,639
Non-owner occupied commercial real estate	4	5,568	3	2,976
Total commercial business	40	29,594	28	9,060
Real estate construction and land development:
One-to-four family residential	1	560	2	767
Consumer	10	155	8	133
Total TDR loans	51	$30,309	38	$9,960

(1)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. There were no advances on these types of loans during the three and nine months ended September 30, 2019 and 2018.

(2)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the nine months ended September 30, 2019 and 2018.

The tables above include seven and 17 loans, respectively, for the three and nine months ended September 30, 2019 and nine and 15 loans, respectively, for the three and nine months ended September 30, 2018 that were previously reported as TDR loans. The Bank typically grants shorter extension periods to continually monitor these TDR loans despite the fact that the extended date might not be the date the Bank expects sufficient cash flow from these borrowers. The Bank does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted. Of the remaining first-reported TDR loans, the concessions granted largely consisted of maturity extensions, interest rate modifications or a combination of both. The potential losses related to TDR loans are considered in the period the loan was first reported as a TDR loan and are adjusted, as necessary, in the current period based on more recent information. The related specific valuation allowance at September 30, 2019 for loans that were modified as TDR loans during the nine months ended September 30, 2019 was $1.8 million.

Loans that were modified during the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2019 and 2018 are set forth in the following tables:

	Three Months Ended September 30,
	2019		2018
	Number of Contracts	Recorded Investments	Number of Contracts	Recorded Investments
	(Dollars in thousands)
Commercial business:
Commercial and industrial	4	$2,056	2	$1,742
Non-owner occupied commercial real estate	1	2,971	—	—
Total commercial business	5	5,027	2	1,742
Total	5	$5,027	2	$1,742

	Nine Months Ended September 30,
	2019		2018
	Number of Contracts(1)	Recorded Investments(1)	Number of Contracts(1)	Recorded Investments(1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	9	$3,230	3	$2,020
Owner-occupied commercial real estate	2	1,101	1	69
Non-owner occupied commercial real estate	2	3,541	—	—
Total commercial business	13	7,872	4	2,089
Real estate construction and land development:
One-to-four family residential	1	560	2	767
Total	14	$8,432	6	$2,856

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the nine months ended September 30, 2019 and 2018.

During the three and nine months ended September 30, 2019, three and 12 TDR loans, respectively, defaulted because each was past its modified maturity date, and the borrower has not subsequently repaid the credits. The Bank has chosen not to extend further the maturity date on these loans. In addition, during both the three and nine months ended September 30, 2019, two TDR loans defaulted because the borrowers were more than 90 days delinquent on their scheduled loan payments. The Bank had a specific valuation allowance of $412,000 at September 30, 2019 related to these TDR loans which defaulted during the nine months ended September 30, 2019.
During the three and nine months ended September 30, 2018, two and three TDR loans, respectively, defaulted because each was past its modified maturity date, and the borrower has not subsequently repaid the credits. The Bank had chosen not to extend the maturities on these loans. In addition, during the nine months ended September 30, 2018, three TDR loans defaulted because the borrowers were more than 90 days delinquent on their scheduled loan payments. The Bank had a specific valuation allowance of $320,000 at September 30, 2018 related to TDR loans which defaulted during the nine months ended September 30, 2018.

(h) Purchased Credit Impaired Loans
The following table reflects the outstanding principal balance and recorded investment of the PCI loans at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$4,541	$2,399	$6,319	$3,433
Owner-occupied commercial real estate	6,879	6,796	7,830	7,215
Non-owner occupied commercial real estate	7,887	6,267	8,685	7,059
Total commercial business	19,307	15,462	22,834	17,707
One-to-four family residential	3,011	3,505	3,169	3,315
Real estate construction and land development:
One-to-four family residential	—	—	67	380
Five or more family residential and commercial properties	—	—	188	43
Total real estate construction and land development	—	—	255	423
Consumer	825	2,101	2,203	3,462
Gross PCI loans	$23,143	$21,068	$28,461	$24,907
On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Balance at the beginning of the period	$8,572	$10,060	$9,493	$11,224
Accretion	(423)	(644)	(1,517)	(2,011)
Disposal and other	(94)	(164)	(744)	(2,136)
Reclassification from nonaccretable difference	—	1,198	823	3,373
Balance at the end of the period	$8,055	$10,450	$8,055	$10,450

(5)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio. The following tables detail the activity in the allowance for loan losses disaggregated by segment and class for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019
	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Commercial business:
Commercial and industrial	$11,993	$(306)	$43	$449	$12,179
Owner-occupied commercial real estate	5,066	—	46	(656)	4,456
Non-owner occupied commercial real estate	8,064	—	292	(525)	7,831
Total commercial business	25,123	(306)	381	(732)	24,466
One-to-four family residential	1,345	(15)	—	81	1,411
Real estate construction and land development:
One-to-four family residential	1,471	—	3	(133)	1,341
Five or more family residential and commercial properties	1,060	—	—	229	1,289
Total real estate construction and land development	2,531	—	3	96	2,630
Consumer	6,540	(501)	127	621	6,787
Unallocated	824	—	—	400	1,224
Total	$36,363	$(822)	$511	$466	$36,518

	Nine Months Ended September 30, 2019
	Balance at Beginning of Period	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Period
	(In thousands)
Commercial business:
Commercial and industrial	$11,343	$(1,183)	$112	$1,907	$12,179
Owner-occupied commercial real estate	4,898	—	49	(491)	4,456
Non-owner occupied commercial real estate	7,470	—	441	(80)	7,831
Total commercial business	23,711	(1,183)	602	1,336	24,466
One-to-four family residential	1,203	(45)	—	253	1,411
Real estate construction and land development:
One-to-four family residential	1,240	—	628	(527)	1,341
Five or more family residential and commercial properties	954	—	—	335	1,289
Total real estate construction and land development	2,194	—	628	(192)	2,630
Consumer	6,581	(1,653)	374	1,485	6,787
Unallocated	1,353	—	—	(129)	1,224
Total	$35,042	$(2,881)	$1,604	$2,753	$36,518
The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of September 30, 2019:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans(1)	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,879	$9,666	$634	$12,179
Owner-occupied commercial real estate	453	3,447	556	4,456
Non-owner occupied commercial real estate	316	7,015	500	7,831
Total commercial business	2,648	20,128	1,690	24,466
One-to-four family residential	57	1,260	94	1,411
Real estate construction and land development:
One-to-four family residential	—	1,172	169	1,341
Five or more family residential and commercial properties	—	1,211	78	1,289
Total real estate construction and land development	—	2,383	247	2,630
Consumer	148	6,269	370	6,787
Unallocated	—	1,224	—	1,224
Total	$2,853	$31,264	$2,401	$36,518

(1)	Includes non-pooled PCI loans that are evaluated for individual impairment.

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of September 30, 2019:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans(1)	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$42,437	$809,159	$2,399	$853,995
Owner-occupied commercial real estate	5,534	775,261	6,796	787,591
Non-owner occupied commercial real estate	9,912	1,300,813	6,267	1,316,992
Total commercial business	57,883	2,885,233	15,462	2,958,578
One-to-four family residential	220	117,449	3,505	121,174
Real estate construction and land development:
One-to-four family residential	560	97,474	—	98,034
Five or more family residential and commercial properties	—	147,686	—	147,686
Total real estate construction and land development	560	245,160	—	245,720
Consumer	575	400,809	2,101	403,485
Total	$59,238	$3,648,651	$21,068	$3,728,957

(1)	Includes non-pooled PCI loans that are evaluated for individual impairment.

The following tables detail activity in the allowance for loan losses disaggregated by segment and class for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018
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

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2018:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$22,642	$827,531	$3,433	$853,606
Owner-occupied commercial real estate	5,816	766,783	7,215	779,814
Non-owner occupied commercial real estate	6,276	1,291,128	7,059	1,304,463
Total commercial business	34,734	2,885,442	17,707	2,937,883
One-to-four family residential	279	98,169	3,315	101,763
Real estate construction and land development:
One-to-four family residential	899	101,451	380	102,730
Five or more family residential and commercial properties	—	112,687	43	112,730
Total real estate construction and land development	899	214,138	423	215,460
Consumer	527	391,556	3,462	395,545
Total	$36,439	$3,589,305	$24,907	$3,650,651

(6)	Other Real Estate Owned
Changes in other real estate owned during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Balance at the beginning of the period	$1,224	$434	$1,983	$—
Additions	—	—	—	434
Additions from acquisitions	—	1,796	—	1,796
Proceeds from dispositions	(435)	(198)	(864)	(198)
Gain (loss) on sales, net	52	—	(227)	—
Valuation adjustment	—	—	(51)	—
Balance at the end of the period	$841	$2,032	$841	$2,032

At September 30, 2019, there was no other real estate owned that was the result of foreclosure and obtaining physical possession of residential real estate properties. At September 30, 2019, there were no consumer mortgage loans secured by residential real estate properties (included in the one-to-four family residential loans in Note (4) Loans Receivable) for which formal foreclosure proceedings were in process.

(7)	Goodwill and Other Intangible Assets

(a) Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the following mergers and acquisitions: Premier Commercial Bancorp on July 2, 2018; Puget Sound Bancorp on January 16, 2018; Washington Banking Company on May 1, 2014; Valley Community Bancshares on July 15, 2013; Western Washington Bancorp in 2006 and North Pacific Bank in 1998. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit).

The following table presents the change in goodwill for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Balance at the beginning of the period	$240,939	$187,549	$240,939	$119,029
Additions as a result of acquisitions (1)	—	53,288	—	121,808
Balance at the end of the period	$240,939	$240,837	$240,939	$240,837
(1) See Note (2) Business Combinations
The Company performed its annual goodwill impairment test during the fourth quarter of 2018 and determined based on its Step 1 analysis that the fair value of the reporting unit exceeded the carrying value, such that the Company's goodwill was not considered impaired. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material impact on the Company’s operating results. No events or circumstances since the annual impairment test were noted that would indicate it was more likely than not a goodwill impairment existed during the nine months ended September 30, 2019.

(b) Other Intangible Assets
Other intangible assets represent CDI acquired in business combinations. The useful life of the CDI was estimated to be ten years for the acquisitions of Premier Commercial Bancorp, Puget Sound Bancorp, Washington Banking Company, and Valley Community Bancshares, and was estimated to be five years for the acquisition of Northwest Commercial Bank.
The following table presents the change in other intangible assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Balance at the beginning of the period	$18,563	$15,767	$20,614	$6,088
Additions as a result of acquisitions (1)	—	7,075	—	18,345
Amortization	(975)	(1,114)	(3,026)	(2,705)
Balance at the end of the period	$17,588	$21,728	$17,588	$21,728
(1) See Note (2) Business Combinations

(8)	Junior Subordinated Debentures
As part of the acquisition of Washington Banking Company on May 1, 2014, the Company assumed trust preferred securities and junior subordinated debentures with a total fair value of $18.9 million at the merger date. At September 30, 2019 and December 31, 2018, the balance of the junior subordinated debentures, net of unaccreted discount, was $20.5 million and $20.3 million, respectively.
The adjustable rate of the trust preferred securities at September 30, 2019 was 3.65%. The following table presents the weighted average rate of the junior subordinated debentures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average rate (1)	6.43%	6.49%	6.72%	6.17%

(1)	The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.

(9)	Securities Sold Under Agreement to Repurchase
The Company utilizes securities sold under agreement to repurchase with one day maturities secured by pledged investment securities available for sale as a supplement to funding sources. For additional information on the total value of investment securities pledged for securities sold under agreement to repurchase see Note (3) Investment Securities.
The following table presents the Company's securities sold under agreement to repurchase obligations by class of collateral pledged at the dates indicated:

	September 30, 2019	December 31, 2018
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$6,912	$4,878
Mortgage-backed securities and collateralized mortgage obligations: (1)
Residential	10,254	9,335
Commercial	8,717	17,274
Total securities sold under agreement to repurchase	$25,883	$31,487
(1) Issued and guaranteed by U.S. Government-sponsored agencies.

(10)	Other Borrowings
(a) FHLB
The FHLB functions as a member-owned cooperative providing credit for member financial institutions. At September 30, 2019, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $930.6 million. At September 30, 2019 and December 31, 2018 the Bank had no FHLB advances outstanding.
The following table sets forth the details of FHLB advances during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
FHLB Advances:
Average balance during the period	$3,755	$20,892	$15,909	$45,194
Maximum month-end balance during the period	$—	$50,500	$90,700	$154,500
Weighted average rate during the period	1.16%	2.22%	2.56%	1.98%

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
(b) Federal Funds Purchased
The Bank maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank, Pacific Coast Bankers’ Bank and JP Morgan Chase to purchase federal funds of up to $140.0 million as of September 30, 2019. The lines generally mature annually or are reviewed annually. As of September 30, 2019 and December 31, 2018, there were no federal funds purchased.
(c) Credit Facilities
The Bank maintains a credit facility with the Federal Reserve Bank with available borrowing capacity of $40.4 million as of September 30, 2019. There were no borrowings outstanding as of September 30, 2019 and December 31, 2018. Any advances on the credit facility would have to be first secured by the Bank's investment securities or loans receivable.

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
The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$181,360	$12,026	$171,798	$5,095
Interest rate swap liability (1)	181,360	(12,026)	171,798	(5,095)

 (1) The estimated fair value of derivatives with customers was $12,026 and $(1,643) as of September 30, 2019 and December 31, 2018, respectively. The estimated fair value of derivatives with third parties was $(12,026) and $1,643 as of September 30, 2019 and December 31, 2018, respectively.

(12)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income:
Net income	$17,895	$15,504	$50,431	$36,448
Dividends and undistributed earnings allocated to participating securities	(10)	(48)	(48)	(252)
Net income allocated to common shareholders	$17,885	$15,456	$50,383	$36,196
Basic:
Weighted average common shares outstanding	36,764,810	36,839,615	36,846,884	34,744,788
Restricted stock awards	(21,948)	(67,669)	(34,336)	(94,340)
Total basic weighted average common shares outstanding	36,742,862	36,771,946	36,812,548	34,650,448
Diluted:
Basic weighted average common shares outstanding	36,742,862	36,771,946	36,812,548	34,650,448
Effect of potentially dilutive common shares (1)	133,686	191,298	160,476	170,154
Total diluted weighted average common shares outstanding	36,876,548	36,963,244	36,973,024	34,820,602

(1)	Represents the effect of the assumed exercise of stock options and vesting of restricted stock awards and units.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock. For the three and nine months ended September 30, 2019, there were 108,501 and 70,372 anti-dilutive shares outstanding, respectively. There were no anti-dilutive shares outstanding for the three and nine months ended September 30, 2018.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity for the nine months ended September 30, 2019 and calendar year 2018:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 24, 2018	$0.15	February 7, 2018	February 21, 2018
April 25, 2018	$0.15	May 10, 2018	May 24, 2018
July 24, 2018	$0.15	August 9, 2018	August 23, 2018
October 24, 2018	$0.17	November 7, 2018	November 21, 2018
October 24, 2018	$0.10	November 7, 2018	November 21, 2018	*
January 23, 2019	$0.18	February 7, 2019	February 21, 2019
April 24, 2019	$0.18	May 8, 2019	May 22, 2019
July 24, 2019	$0.19	August 8, 2019	August 22, 2019

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
Since the inception of the eleventh plan, the Company has repurchased 872,678 shares at an average share price of $20.03, including 264,712 and 292,712 shares repurchased at an average share price of $26.23 and $26.50 during the three and nine months ended September 30, 2019, respectively. No shares were repurchased under this plan during the three and nine months ended September 30, 2018.

In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total repurchased shares for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Repurchased shares to pay withholding taxes (1)	405	368	28,434	53,188
Stock repurchase to pay withholding taxes average share price	$27.67	$36.34	$30.83	$31.99
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
The changes in accumulated other comprehensive income (loss) (“AOCI”), all of which are due to changes in the fair value of available for sale securities and are net of tax, during the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Balance of AOCI at the beginning of period	$9,754	$(11,306)	$(7,455)	$(1,298)
Other comprehensive income (loss) before reclassification	2,993	(3,319)	20,240	(13,193)
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(222)	(65)	(260)	(106)
Net current period other comprehensive income (loss)	2,771	(3,384)	19,980	(13,299)
Effects of implementation of accounting change related to equity investments, net	—	—	—	(93)
Balance of AOCI at the end of period	$12,525	$(14,690)	$12,525	$(14,690)

(14)	Fair Value Measurements
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

The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$112,851	$16,090	$96,761	$—
Municipal securities	127,315	—	127,315	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	346,677	—	346,677	—
Commercial	331,330	—	331,330	—
Corporate obligations	24,156	—	24,156	—
Other asset-backed securities	23,773	—	23,773	—
Total investment securities available for sale	966,102	16,090	950,012	—
Equity Security	147	147	—	—
Derivative assets - interest rate swaps	12,026	—	12,026	—
Liabilities
Derivative liabilities - interest rate swaps	$12,026	$—	$12,026	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$101,603	$15,936	$85,667	$—
Municipal securities	158,864	—	158,864	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	331,602	—	331,602	—
Commercial	333,761	—	333,761	—
Corporate obligations	25,563	—	25,563	—
Other asset-backed securities	24,702	—	24,702	—
Total investment securities available for sale	976,095	15,936	960,159	—
Equity Security	114	114	—	—
Derivative assets - interest rate swaps	5,095	—	5,095	—
Liabilities
Derivative liabilities - interest rate swaps	$5,095	$—	$5,095	$—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2019 and 2018.
Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following tables below represent assets measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018 and the net losses recorded in earnings during three and nine months ended September 30, 2019 and 2018:

	Basis(1)	Fair Value at September 30, 2019
		Total	Level 1	Level 2	Level 3	Net Losses Recorded in Earnings During the Three Months Ended September 30, 2019	Net Losses Recorded in Earnings During the Nine Months Ended September 30, 2019
	(In thousands)
Impaired loans:
Commercial and industrial	$2,503	$1,872	$—	$—	$1,872	$48	$134
Total assets measured at fair value on a nonrecurring basis	$2,503	$1,872	$—	$—	$1,872	$48	$134

(1)	Basis represents the unpaid principal balance of impaired loans.

	Basis(1)	Fair Value at December 31, 2018
		Total	Level 1	Level 2	Level 3	Net Losses Recorded in Earnings During the Three Months Ended September 30, 2018	Net Losses Recorded in Earnings During the Six Months Ended September 30, 2018
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$117	$107	$—	$—	$107	$11	$11
Non-owner occupied commercial real estate	1,378	1,102	—	—	1,102	149	149
Total commercial business	1,495	1,209	—	—	1,209	160	160
Consumer	9	7	—	—	7	—	—
Total assets measured at fair value on a nonrecurring basis	$1,504	$1,216	$—	$—	$1,216	$160	$160

(1)	Basis represents the unpaid principal balance of impaired loans.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$1,872	Market approach	Adjustment for differences between the comparable sales	240.9% - (16.0%); 62.4%

	December 31, 2018
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$1,216	Market approach	Adjustment for differences between the comparable sales	10.4% - (37.3%); (10.9%)

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

The following tables present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at September 30, 2019 and December 31, 2018:

	September 30, 2019
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$236,968	$236,968	$236,968	$—	$—
Investment securities available for sale	966,102	966,102	16,090	950,012	—
Federal Home Loan Bank stock	6,377	N/A	N/A	N/A	N/A
Loans held for sale	5,211	5,375	—	—	5,375
Total loans receivable, net	3,694,825	3,758,359	—	—	3,758,359
Accrued interest receivable	14,722	14,722	104	3,650	10,968
Derivative assets - interest rate swaps	12,026	12,026	—	12,026	—
Equity security	147	147	147	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$4,037,947	$4,037,947	$4,037,947	$—	$—
Certificate of deposit accounts	524,310	529,925	—	529,925	—
Securities sold under agreement to repurchase	25,883	25,883	25,883	—	—
Junior subordinated debentures	20,522	19,750	—	—	19,750
Accrued interest payable	212	212	96	76	40
Derivative liabilities - interest rate swaps	12,026	12,026	—	12,026	—

	December 31, 2018
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$161,910	$161,910	$161,910	$—	$—
Investment securities available for sale	976,095	976,095	15,936	960,159	—
Federal Home Loan Bank stock	6,076	N/A	N/A	N/A	N/A
Loans held for sale	1,555	1,605	—	1,605	—
Loans receivable, net of allowance for loan losses	3,619,118	3,614,348	—	—	3,614,348
Accrued interest receivable	15,403	15,403	68	4,091	11,244
Derivative assets - interest rate swaps	5,095	5,095	—	5,095	—
Equity security	114	114	114	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$3,965,510	$3,965,510	$3,965,510	$—	$—
Certificate of deposit accounts	466,892	470,222	—	470,222	—
Securities sold under agreement to repurchase	31,487	31,487	31,487	—	—
Junior subordinated debentures	20,302	20,500	—	—	20,500
Accrued interest payable	191	191	63	81	47
Derivative liabilities - interest rate swaps	5,095	5,095	—	5,095	—

(15)	Cash Requirement
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The required reserve balance at September 30, 2019 and December 31, 2018 was $16.2 million and $9.2 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

(16)	Leases
On January 1, 2019, the Company adopted ASU 2016-02, Leases, as further explained in Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements.
As of September 30, 2019, the Company’s lease ROU assets and related lease liabilities were $26.6 million and $27.9 million, respectively. The Company does not have leases designated as finance leases.

The table below summarizes the net lease cost recognized during the periods presented:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Operating Lease Cost	$1,231	$3,718
Variable Lease Cost	193	588
Sublease Income	(24)	(47)
Total net lease cost	$1,400	$4,259
The tables below summarize other information related to the Company's operating leases during the periods presented:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$1,220	$3,621
ROU assets obtained in exchange for lease liabilities, excluding adoption impact	$363	$703

September 30, 2019
Weighted average remaining lease term of operating leases, in years	8.13
Weighted average discount rate of operating leases	3.31%

The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years, as of September 30, 2019, and thereafter in addition to a reconcilement to the Company’s right of use liability at the date indicated:

Year Ending December 31,
(In thousands)
2019	$1,224
2020	4,652
2021	4,228
2022	3,806
2023	3,816
Thereafter	14,279
Total lease payments	32,005
Implied interest	(4,082)
Right of use liability	$27,923

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
$16,554

As of September 30, 2019, the Company had not entered into any material leases that have not yet commenced.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and nine months ended September 30, 2019. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, and the December 31, 2018 audited Consolidated Financial Statements and the accompanying Notes included in our 2018 Annual Form 10-K.

Overview
Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly-owned financial institution subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on our commercial banking relationships, market expansion and asset quality. At September 30, 2019, we had total assets of $5.52 billion, total liabilities of $4.71 billion and total stockholders’ equity of $804.1 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
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

Earnings Summary
Comparison of quarter ended September 30, 2019 to the comparable quarter in the prior year.
Net income was $17.9 million, or $0.48 per diluted common share, for the three months ended September 30, 2019 compared to $15.5 million, or $0.42 per diluted common share, for the three months ended September 30, 2018. Net income increased $2.4 million, or 15.4%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to a decrease in the noninterest expense as a result of a decrease in acquisition-related costs of $3.4 million, or 100.0%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The impact of the decrease in noninterest expense was offset partially by a decrease in net interest income of $883,000, or 1.7%. The decrease in net interest income compared to the prior period in 2018 was primarily due to a decrease in the loan yield, primarily as a result of lower incremental accretion on purchased loans, and an increase in the cost of total interest bearing deposits, offset partially by a higher average balance and yield on taxable security investments.
Net interest income as a percentage of average interest earning assets, or net interest margin, decreased 20 basis points to 4.21% for the three months ended September 30, 2019 compared to 4.41% for the same period in 2018. The decrease in net interest margin was due primarily to decreases in loan yields and increases in the cost of total interest bearing deposits.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for loan losses plus noninterest income. The Company’s efficiency ratio was 62.55% for the three months ended September 30, 2019 compared to 66.68% for the three months ended September 30, 2018. The improvement in the efficiency ratio was primarily attributable to the decrease in acquisition-related expenses previously mentioned.
Comparison of nine months ended September 30, 2019 to the comparable period in the prior year.
Net income was $50.4 million, or $1.36 per diluted common share, for the nine months ended September 30, 2019 compared to $36.4 million, or $1.04 per diluted common share, for the nine months ended September 30, 2018. Net income increased $14.0 million, or 38.4%, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to an increase in net interest income of $14.9 million, or 11.0%. The increase in net interest income compared to the same period in 2018 was primarily due to an increase the average loan balance, as a result of the Premier and Puget Mergers completed during 2018, and an increase in loan yield primarily due to a higher targeted federal funds rate during the first half of 2019.
The net interest margin increased three basis points to 4.29% for the nine months ended September 30, 2019 compared to 4.26% for the same period in 2018. The increase in net interest margin was primarily due to increases in yields on interest earning assets and the ratio of average interest earning assets to average interest bearing liabilities, offset partially by increases in the cost of total interest bearing liabilities.
The Company’s efficiency ratio was 63.67% for the nine months ended September 30, 2019 compared to 70.44% for the nine months ended September 30, 2018. The improvement in the efficiency ratio was primarily attributable to a decrease in acquisition-related expenses of $9.0 million, or 98.6%, during the nine months ended September 30, 2019.

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

Comparison of quarter ended September 30, 2019 to the comparable quarter in the prior year.
Net interest income decreased $883,000, or 1.7%, to $50.2 million for the three months ended September 30, 2019 compared to $51.1 million for the same period in 2018. The following table provides relevant net interest income information for the dates indicated:

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$3,677,405	$47,845	5.16%	$3,618,031	$48,301	5.30%
Taxable securities	823,498	5,704	2.75	707,597	4,662	2.61
Nontaxable securities (3)	129,061	798	2.45	176,322	1,085	2.44
Other interest earning assets	106,740	537	2.00	94,784	558	2.34
Total interest earning assets	4,736,704	54,884	4.60%	4,596,734	54,606	4.71%
Noninterest earning assets	679,687			681,831
Total assets	$5,416,391			$5,278,565
Interest Bearing Liabilities:
Certificates of deposit	$508,092	$1,861	1.45%	$512,547	$1,184	0.92%
Savings accounts	507,533	680	0.53	518,937	541	0.41
Interest bearing demand and money market accounts	2,040,926	1,709	0.33	2,044,236	1,289	0.25
Total interest bearing deposits	3,056,551	4,250	0.55	3,075,720	3,014	0.39
Junior subordinated debentures	20,474	332	6.43	20,181	330	6.49
Securities sold under agreement to repurchase	29,258	48	0.65	33,394	19	0.23
FHLB advances and other borrowings	3,755	11	1.16	20,892	117	2.22
Total interest bearing liabilities	3,110,038	4,641	0.59%	3,150,187	3,480	0.44%
Demand and other noninterest bearing deposits	1,416,336			1,314,203
Other noninterest bearing liabilities	88,624			69,786
Stockholders’ equity	801,393			744,389
Total liabilities and stockholders’ equity	$5,416,391			$5,278,565
Net interest income		$50,243			$51,126
Net interest spread			4.01%			4.27%
Net interest margin			4.21%			4.41%
Average interest earning assets to average interest bearing liabilities			152.30%			145.92%
(1) Annualized
(2) The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.
(3) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

Interest Income
Total interest income increased $278,000, or 0.5%, to $54.9 million for the three months ended September 30, 2019 compared to $54.6 million for the same period in 2018. The balance of average interest earning assets increased $140.0 million, or 3.0%, to $4.74 billion for the three months ended September 30, 2019 from $4.60 billion for the three months ended September 30, 2018 and the yield on total interest earning assets decreased 11 basis points to 4.60% for the three months ended September 30, 2019 compared to 4.71% for the three months ended September 30, 2018. The increase in total interest income was primarily due to an increase in the balance of average interest earning assets, offset partially by a decrease in the loan yield, primarily as a result of lower incremental accretion on purchased loans.
Interest income from interest and fees on loans decreased $456,000, or 0.9%, to $47.8 million for the three months ended September 30, 2019 from $48.3 million for the same period in 2018 due primarily to a decrease in loan yield of 14 basis points to 5.16% for the three months ended September 30, 2019 from 5.30% for the three months ended September 30, 2018. The decrease in loan yield was primarily due to a 17 basis points decrease in incremental accretion on purchased loans and secondarily due to a five basis point impact on the reversal of loan interest income related to one agricultural business relationship of $20.0 million which was transferred to nonaccrual status during the quarter ended September 30, 2019. The decrease in loan yield was offset partially by an increase in the average balance of loans receivable of $59.4 million, or 1.6%, to $3.68 billion during the three months ended September 30, 2019 compared to $3.62 billion during the three months ended September 30, 2018.
Incremental accretion income was $1.1 million and $2.6 million for the three months ended September 30, 2019 and 2018, respectively. The incremental accretion and the impact to loan yield will change during any quarter based on the volume of prepayments, but is expected to decrease over time as the balance of the purchased loans continues to decrease. The decrease for the three months ended September 30, 2019 compared to the same period in 2018 was substantially due to less accretion on loans acquired in the Premier and Puget Mergers.
The following table presents the loan yield and effects of the incremental accretion on purchased loans for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Loan yield (GAAP)	5.16%	5.30%
Exclude impact on loan yield from incremental accretion on purchased loans (1)	0.12	0.29
Loan yield, excluding incremental accretion on purchased loans (non-GAAP) (1)(2)	5.04%	5.01%

Incremental accretion on purchased loans (1)	$1,090	$2,637

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
Interest income on investment securities increased $755,000, or 13.1%, to $6.5 million during the three months ended September 30, 2019 from $5.7 million during the three months ended September 30, 2018, primarily as a result of the increase in average balance of total investment securities which increased by $68.6 million, or 7.8%, to $952.6 million during the three months ended September 30, 2019 from $883.9 million during the three months ended September 30, 2018. The increase in investment securities included a $115.9 million, or 16.4%, increase in the average balance of taxable securities and a $47.3 million, or 26.8%, decrease in the average balance of tax exempt securities as the Company actively managed portfolio performance in the changing interest rate environment. Additionally, interest income on taxable investment securities increased due to the effect of higher yielding interest rates on new purchases of investment securities for the three months ended September 30, 2019 compared to the same period in 2018. Yields on taxable securities increased 14 basis points to 2.75% for the three months ended September 30, 2019 from 2.61% for the same period in 2018. Yields on nontaxable securities increased one basis points to 2.45% for the three months ended September 30, 2019 from 2.44% for the same period in 2018.

Interest Expense
Total interest expense increased $1.2 million, or 33.4%, to $4.6 million for the three months ended September 30, 2019 compared to $3.5 million for the same period in 2018, due to an increase in the cost of interest bearing liabilities as a result of the rise in market interest rates. The average cost of interest bearing liabilities increased 15 basis points to 0.59% for the three months ended September 30, 2019 from 0.44% for the three months ended September 30, 2018. The increase in interest expense was offset partially by the decrease in the average balance of interest bearing liabilities of $40.1 million, or 1.3%, to $3.11 billion for the three months ended September 30, 2019 from $3.15 billion for the three months ended September 30, 2018.
Interest expense on total interest bearing deposits increased $1.2 million, or 41.0%, to $4.3 million for the three months ended September 30, 2019 compared to $3.0 million for the same period in 2018 due primarily to an increase in market interest rates and competitive pressures in a challenging rate environment. The cost of total interest bearing deposits increased 16 basis points to 0.55% for the three months ended September 30, 2019 from 0.39% for the same period in 2018. The increase in interest expense on total interest bearing deposits is primarily related to certificates of deposit and interest bearing demand and money market deposits. The cost of certificates of deposit increased 53 basis points to 1.45% for the three months ended September 30, 2019 from 0.92% for the same period in 2018, and the average balance of certificates of deposit accounts decreased $4.5 million, or 0.9%, to $508.1 million for the three months ended September 30, 2019 compared to $512.5 million for the same period in 2018. The cost of interest bearing demand and money market deposits increased eight basis points to 0.33% for the three months ended September 30, 2019 from 0.25% for the same period in 2018, and the average balance of interest bearing demand and money market deposits decreased $3.3 million, or 0.2%, to $2.04 billion during both the three months ended September 30, 2019 and same period in 2018.
The Company was able to reduce the impact of the rising market interest rates by increasing the average balance of demand and other noninterest bearing deposits at a higher growth rate than the total interest bearing deposits described above. The average balance of demand and other noninterest bearing deposits increased by $102.1 million, or 7.8%, to $1.42 billion for the three months ended September 30, 2019 compared to $1.31 billion for the same period in 2018. The cost of total deposits increased 11 basis points to 0.38% for the three months ended September 30, 2019 compared to 0.27% for the same period in 2018.
Interest expense on FHLB advances and other borrowings decreased by $106,000, or 90.6%, to $11,000 for the three months ended September 30, 2019 compared to $117,000 for the same period in 2018 due to a decrease in the average balance of $17.1 million, or 82.0%, to $3.8 million for the three months ended September 30, 2019 compared to $20.9 million for the same period in 2018. The Company was able to fund loan growth from the increase in noninterest bearing deposits.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, decreased six basis points to 6.43% for the three months ended September 30, 2019 compared to 6.49% for the same period in 2018. The rate decrease on the debentures was due to a decrease in the average three-month LIBOR rate to 2.20% for the three months ended September 30, 2019 from 2.34% for the same period in 2018.
Net Interest Margin
Net interest margin decreased 20 basis points to 4.21% for the three months ended September 30, 2019 from 4.41% for the same period in 2018 primarily due to the above mentioned changes in asset yields and costs of funds. The net interest spread decreased 26 basis points to 4.01% for the three months ended September 30, 2019 from 4.27% for the same period in 2018 primarily due to the increase in the cost of total interest bearing liabilities.

Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Net interest margin (GAAP)	4.21%	4.41%
Exclude impact on net interest margin from incremental accretion on purchased loans (1)	0.09	0.23
Net interest margin, excluding incremental accretion on purchased loans (non-GAAP)(1)(2)	4.12%	4.18%

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

Comparison of nine months ended September 30, 2019 to the comparable period in the prior year
Net interest income increased $14.9 million, or 11.0%, to $150.6 million for the nine months ended September 30, 2019 compared to $135.7 million for the same period in 2018. The following table provides relevant net interest income information for the dates indicated:

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$3,651,659	$142,651	5.22%	$3,346,709	$127,601	5.10%
Taxable securities	828,254	17,460	2.82	645,866	12,259	2.54
Nontaxable securities (3)	139,312	2,641	2.53	200,179	3,646	2.44
Other interest earning assets	70,280	1,155	2.20	66,619	1,016	2.04
Total interest earning assets	4,689,505	163,907	4.67%	4,259,373	144,522	4.54%
Noninterest earning assets	672,365			596,239
Total assets	$5,361,870			$4,855,612
Interest Bearing Liabilities:
Certificates of deposit	$508,177	$4,994	1.31%	$451,741	$2,741	0.81%
Savings accounts	505,112	2,061	0.55	512,689	1,444	0.38
Interest bearing demand and money market accounts	2,036,253	4,815	0.32	1,863,135	2,984	0.21
Total interest bearing deposits	3,049,542	11,870	0.52	2,827,565	7,169	0.34
Junior subordinated debentures	20,401	1,026	6.72	20,108	928	6.17
Securities sold under agreement to repurchase	30,512	139	0.61	30,543	52	0.23
FHLB advances and other borrowings	15,909	305	2.56	45,194	669	1.98
Total interest bearing liabilities	3,116,364	13,340	0.57%	2,923,410	8,818	0.40%
Demand and other noninterest bearing deposits	1,365,134			1,201,676
Other noninterest bearing liabilities	96,723			64,686
Stockholders’ equity	783,649			665,840
Total liabilities and stockholders’ equity	$5,361,870			$4,855,612
Net interest income		$150,567			$135,704
Net interest spread			4.10%			4.14%
Net interest margin			4.29%			4.26%
Average interest earning assets to average interest bearing liabilities			150.48%			145.70%

(1)	Annualized

(2)	The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.

(3)	Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Interest Income
Total interest income increased $19.4 million, or 13.4%, to $163.9 million for the nine months ended September 30, 2019 compared to $144.5 million for the same period in 2018 due primarily to an increase in average balance of total loans receivable and taxable securities and to a lesser extent the increase in yields due to the higher rate environment for the nine months ended September 30, 2019 compared to the same period in 2018. The balance of average interest earning assets increased $430.1 million, or 10.1%, to $4.69 billion for the nine months ended

September 30, 2019 from $4.26 billion for the nine months ended September 30, 2018 and the yield on total interest earning assets increased 13 basis points to 4.67% for the nine months ended September 30, 2019 compared to 4.54% for the nine months ended September 30, 2018.
Interest income from interest and fees on loans increased $15.1 million, or 11.8%, to $142.7 million for the nine months ended September 30, 2019 from $127.6 million for the same period in 2018 due primarily to an increase in the average balance of total loans receivable, net of $305.0 million, or 9.1%, to $3.65 billion for the nine months ended September 30, 2019 compared to $3.35 billion for the nine months ended September 30, 2018 primarily as a result of the Premier Merger. Loan yields increased 12 basis points to 5.22% for the nine months ended September 30, 2019 from 5.10% for the nine months ended September 30, 2018. The increase in loan yield was due to higher contractual loan rates as a result of the higher interest rate environment during the nine months ended September 30, 2019 compared to the same period in 2018, offset partially by a decrease in incremental accretion on purchased loans.
Incremental accretion income was $3.9 million and $6.3 million for the nine months ended September 30, 2019 and 2018, respectively. The incremental accretion and the impact to loan yield will change during any period based on the volume of prepayments, but is expected to decrease over time as the balance of the purchased loans continues to decrease. The decrease for the nine months ended September 30, 2019 compared to the same period in 2018 was substantially due to less accretion on loans acquired in the Premier and Puget Mergers.
The following table presents the loan yield and effects of the incremental accretion on purchased loans for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Loan yield (GAAP)	5.22%	5.10%
Exclude impact on loan yield from incremental accretion on purchased loans (1)	0.14	0.25
Loan yield, excluding incremental accretion on purchased loans (non-GAAP) (1)(2)	5.08%	4.85%

Incremental accretion on purchased loans (1)	$3,879	$6,261

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
Interest income on investment securities increased $4.2 million, or 26.4%, to $20.1 million during the nine months ended September 30, 2019 compared to $15.9 million for the nine months ended September 30, 2018 primarily as a result of the increase in average balance of $121.5 million, or 14.4%, to $967.6 million during the nine months ended September 30, 2019 from $846.0 million during the nine months ended September 30, 2018. The increase in interest income on investment securities included an increase in the average balance of taxable securities of $182.4 million, or 28.2%, and a decrease in the average balance of tax exempt securities of $60.9 million, or 30.4%, as the Company actively managed portfolio performance in the changing rate environment. Additionally, interest income increased as a result of an increase in the investment yields, reflecting the effect of the higher interest rates and higher yields on new investment purchases during the nine months ended September 30, 2019 compared to the same period in 2018. Yields on taxable securities increased 28 basis points to 2.82% for the nine months ended September 30, 2019 compared to 2.54% for the same period in 2018. Yields on nontaxable securities increased nine basis points to 2.53% for the nine months ended September 30, 2019 from 2.44% for the same period in 2018.
Interest Expense
Total interest expense increased $4.5 million, or 51.3%, to $13.3 million for the nine months ended September 30, 2019 compared to $8.8 million for the same period in 2018 primarily as a result of competitive pressures and the rise in market interest rates. The cost of total interest bearing liabilities increased 17 basis points to 0.57% for the nine months ended September 30, 2019 from 0.40% for the nine months ended September 30, 2018. The average balance of total interest bearing liabilities increased $193.0 million, or 6.6%, to $3.12 billion for the nine months ended September 30, 2019 from $2.92 billion for the nine months ended September 30, 2018.

Interest expense on total interest bearing deposits increased $4.7 million, or 65.6%, to $11.9 million for the nine months ended September 30, 2019 compared to $7.2 million for the same period in 2018 due to a combination of an increase in market interest rates and competitive pressures and an increase in the average balance due primarily to the Premier Merger. The cost of total interest bearing deposits increased 18 basis points to 0.52% for the nine months ended September 30, 2019 from 0.34% for the same period in 2018. The increase in interest expense on total interest bearing deposits is primarily related to certificates of deposit and interest bearing demand and money market deposits accounts. The cost of certificates of deposit increased 50 basis points to 1.31% for the nine months ended September 30, 2019 from 0.81% for the same period in 2018. The average balance of certificates of deposit increased $56.4 million, or 12.5%, to $508.2 million for the nine months ended September 30, 2019 compared to $451.7 million for the same period in 2018. The cost of interest bearing demand and money market deposits increased 11 basis points to 0.32% for the nine months ended September 30, 2019 from 0.21% for the same period in 2018, and the average balance of interest bearing demand and money market deposits increased $173.1 million, or 9.3%, to $2.04 billion during the nine months ended September 30, 2019 compared to $1.86 billion during the same period in 2018.
The Company was able to reduce the impact of the rising market interest rates by increasing the average balance of demand and other noninterest bearing deposits at a higher growth rate than total interest bearing deposits described above. The average balance of demand and other noninterest bearing deposits increased $163.5 million, or 13.6%, to $1.37 billion for the nine months ended September 30, 2019 compared to $1.20 billion for the same period in 2018. The cost of total deposits increased 12 basis points to 0.36% for the nine months ended September 30, 2019 compared to 0.24% for the same period in 2018.
Interest expense on FHLB advances and other borrowings decreased $364,000, or 54.4%, to $305,000 for the nine months ended September 30, 2019 from $669,000 for the nine months ended September 30, 2018 due to a decrease in the average balance, partially offset by an increase in the cost. The average balance for FHLB advances and other borrowings decreased by $29.3 million, or 64.8%, to $15.9 million for the nine months ended September 30, 2019 from $45.2 million for the same period in 2018 due to a decline in the utilization of overnight FHLB advances reflecting the increase in the average deposit balances. The average rate of the FHLB advances and other borrowings increased 58 basis points to 2.56% for the nine months ended September 30, 2019 compared to 1.98% for the same period in 2018 as a result of the increase in market rates.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, increased 55 basis points to 6.72% for the nine months ended September 30, 2019 compared to 6.17% for the same period in 2018. The rate increase on the debentures was due to an increase in the average three-month LIBOR rates to 2.46% for the nine months ended September 30, 2019 from 2.20% for the same period in 2018.
Net Interest Margin
Net interest margin increased three basis points to 4.29% for the nine months ended September 30, 2019 from 4.26% for the same period in 2018 primarily due to the above mentioned changes in asset yields and costs of funds. The net interest spread decreased four basis points to 4.10% for the nine months ended September 30, 2019 from 4.14% for the same period in 2018 primarily due to the increase in cost of total interest bearing liabilities.
Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Net interest margin (GAAP)	4.29%	4.26%
Exclude impact on net interest margin from incremental accretion on purchased loans (1)	0.11	0.20
Net interest margin, excluding incremental accretion on purchased loans (non-GAAP) (1)(2)	4.18%	4.06%

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

Provision for Loan Losses
Comparison of quarter ended September 30, 2019 to the comparable quarter in the prior year.
The Bank has established a comprehensive methodology for determining its allowance for loan losses. The allowance for loan losses is increased by provisions for loan losses charged to expense, and is reduced by loans charged-off, net of loan recoveries or a recovery of previous provision. The amount of the provision expense recognized during the three and nine months ended September 30, 2019 and 2018 was calculated in accordance with the Bank's methodology. For additional information, see the section entitled "Analysis of Allowance for Loan Losses" below.
The provision for loan losses is dependent on the Bank’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, a decline in general economic conditions could increase future provisions for loan losses and have a material effect on the Company’s net income.
The provision for loan losses decreased $599,000, or 56.2%, to $466,000 for the three months ended September 30, 2019 from $1.1 million for the three months ended September 30, 2018 due primarily to the provision expense necessary as a result of the Premier Merger during the quarter ended September 30, 2018. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the three months ended September 30, 2019 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.
Comparison of nine months ended September 30, 2019 to the comparable period in the prior year.
The provision for loan losses decreased $1.2 million, or 30.6%, to $2.8 million for the nine months ended September 30, 2019 from $4.0 million for the nine months ended September 30, 2018 primarily as the result of lower loan growth, higher provision expense necessary as a result of the Premier and Puget Mergers during the nine months ended September 30, 2018, and the mix and volume of the loan portfolio during the nine months ended September 30, 2019. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the nine months ended September 30, 2019 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.

Noninterest Income
Comparison of quarter ended September 30, 2019 to the comparable quarter in the prior year.
Total noninterest income increased $408,000, or 5.1%, to $8.5 million for the three months ended September 30, 2019 from $8.1 million for the same period in 2018. The following table presents the change in the key components of noninterest income for the periods noted:

	Three Months Ended September 30,
	2019	2018	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$4,779	$4,824	$(45)	(0.9)%
Gain on sale of investment securities, net	281	82	199	242.7
Gain on sale of loans, net	993	706	287	40.7
Interest rate swap fees	152	—	152	100.0
Other income	2,253	2,438	(185)	(7.6)
Total noninterest income	$8,458	$8,050	$408	5.1%

Gain on sale of loans, net increased $287,000, or 40.7%, to $993,000 for the three months ended September 30, 2019 compared to $706,000 for the same period in 2018 due primarily to the Bank resuming sales of the guaranteed portion of SBA loans based on favorable market conditions. The detail of gain on sale of loans, net is included in the following schedule:

	Three Months Ended September 30,
	2019	2018	Change	Percentage Change
	(Dollars in thousands)
Gain on sale of mortgage loans, net	$728	$706	$22	3.1%
Gain on sale of guaranteed portion of SBA loans, net	265	—	265	100.0
Gain on sale of loans, net	$993	$706	$287	40.7%
In addition to gain on sale of loans, net, total noninterest income increased due to higher volume of sales of investment securities executed during the three months ended September 30, 2019 compared to the same period in 2018.
Comparison of nine months ended September 30, 2019 to the comparable period in the prior year
Total noninterest income increased $278,000, or 1.2%, to $23.5 million for the nine months ended September 30, 2019 compared to $23.2 million for the same period in 2018. The following table presents the change in the key components of noninterest income for the periods noted:

	Nine Months Ended September 30,
	2019	2018	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$14,109	$14,062	$47	0.3%
Gain on sale of investment securities, net	329	135	194	143.7
Gain on sale of loans, net	1,613	2,286	(673)	(29.4)
Interest rate swap fees	313	360	(47)	(13.1)
Other income	7,087	6,330	757	12.0
Total noninterest income	$23,451	$23,173	$278	1.2%
Other income increased $757,000, or 12.0%, to $7.1 million for the nine months ended September 30, 2019 compared to $6.3 million for the same period in 2018 due primarily to higher BOLI income, fees earned from Wealth Management and Trust Services, and recoveries of zero-balance purchased loan notes which were charged-off prior to the consummation of the related acquisition during the nine months ended September 30, 2019, primarily from our merger with Washington Banking Company. In addition, the Bank recognized a gain on sale of a branch held for sale of $382,000 during the nine months ended September 30, 2018.
Gain on sale of investment securities, net increased $194,000, or 143.7%, to $329,000 for the nine months ended September 30, 2019 from $135,000 during the same in 2018 due to a higher volume of sales of investment securities available for sale executed during the nine months ended September 30, 2019 compared to the same period in 2018.

The increase in noninterest income was offset partially by a decrease in gain on sale of loans, net of $673,000, or 29.4%, to $1.6 million for the nine months ended September 30, 2019 compared to $2.3 million for the same period in 2018 primarily due to lower mortgage origination volume. Mortgage loan originations decreased by $15.1 million, or 24.8%, to $45.9 million for the nine months ended September 30, 2019 from $61.0 million for the nine months ended September 30, 2018. The following table presents gain on sale of loans, net for the periods noted:

	Nine Months Ended September 30,
	2019	2018	Change	Percentage Change
	(Dollars in thousands)
Gain on sale of mortgage loans, net	$1,348	$1,930	$(582)	(30.2)%
Gain on sale of guaranteed portion of SBA loans, net	265	356	(91)	(25.6)
Gain on sale of loans, net	$1,613	$2,286	$(673)	(29.4)%

Noninterest Expense
Comparison of quarter ended September 30, 2019 to the comparable quarter in the prior year.
Noninterest expense decreased $2.7 million, or 6.9%, to $36.7 million during the three months ended September 30, 2019 from $39.5 million during the three months ended September 30, 2018 due primarily to acquisition-related expenses incurred during the three months ended September 30, 2018. While there were no acquisition-related expenses incurred during the three months ended September 30, 2019, acquisition-related expenses incurred as a result of the Premier and Puget Mergers were $3.4 million during the three months ended September 30, 2018, including compensation and employee benefits expense of $1.9 million and professional services expense of $1.1 million. The following table presents changes in the key components of noninterest expense for the periods noted:

	Three Months Ended September 30,
	2019	2018	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$21,733	$23,804	$(2,071)	(8.7)%
Occupancy and equipment	5,268	5,020	248	4.9
Data processing	2,333	2,343	(10)	(0.4)
Marketing	816	876	(60)	(6.8)
Professional services	1,434	2,119	(685)	(32.3)
State/municipal business and use tax	1,370	795	575	72.3
Federal deposit insurance premium	9	375	(366)	(97.6)
Other real estate owned, net	(35)	18	(53)	(294.4)
Amortization of intangible assets	975	1,114	(139)	(12.5)
Other expense	2,816	2,997	(181)	(6.0)
Total noninterest expense	$36,719	$39,461	$(2,742)	(6.9)%

Acquisition-related expenses incurred as a result of the Premier and Puget Mergers during the three months ended September 30, 2018 are included in the following components of noninterest expense:

Three Months Ended September 30, 2018
(Dollars in thousands)
Compensation and employee benefits	$1,907
Occupancy and equipment	7
Data processing	370
Marketing	1
Professional services	1,081
Other expense	36
Total acquisition costs	$3,402
Without the impact of acquisition-related costs, the increase in noninterest expense during the three months ended September 30, 2019 compared to the same period in 2018 was due to an increase in state/municipal business and use taxes expense as a result of an assessment in the amount of $537,000 from a Washington State Department of Revenue Business and Occupation audit and in professional service expense of $171,000 due to consulting fees related to the implementation efforts for the pending Current Expected Credit Losses accounting standard. The increase in noninterest expense was partially offset by a decrease in federal deposit insurance premium expense as a result of a small bank credit awarded by the FDIC that was recognized during the three months ended September 30, 2019. The Bank has $883,000 in small bank credits on future assessments remaining as of September 30, 2019, which may be recognized in future periods when allowed for by the FDIC upon insurance fund levels being met.
The ratio of noninterest expense to average total assets (annualized) was 2.69% for the three months ended September 30, 2019 compared to 2.97% for the three months ended September 30, 2018. The decrease was primarily due to the decrease in acquisition-related expenses during the three months ended September 30, 2019.
Comparison of nine months ended September 30, 2019 to the comparable period in the prior year
Noninterest expense decreased $1.1 million, or 1.0%, to $110.8 million during the nine months ended September 30, 2019 compared to $111.9 million for the nine months ended September 30, 2018. The following table presents changes in the key components of noninterest expense for the periods noted:

	Nine Months Ended September 30,
	2019	2018	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$65,629	$64,492	$1,137	1.8%
Occupancy and equipment	16,177	14,457	1,720	11.9
Data processing	6,615	7,455	(840)	(11.3)
Marketing	3,020	2,507	513	20.5
Professional services	3,912	8,485	(4,573)	(53.9)
State/municipal business and use tax	2,977	2,199	778	35.4
Federal deposit insurance premium	720	1,105	(385)	(34.8)
Other real estate owned, net	340	18	322	1,788.9
Amortization of intangible assets	3,026	2,705	321	11.9
Other expense	8,375	8,491	(116)	(1.4)
Total noninterest expense	$110,791	$111,914	$(1,123)	(1.0)%

Acquisition-related expenses incurred as a result of the Premier and Puget Mergers during the nine months ended September 30, 2019 and 2018 are included in the following components of noninterest expense:

	Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Compensation and employee benefits	$76	$4,798
Occupancy and equipment	—	44
Data processing	55	1,147
Marketing	—	6
Professional services	1	3,016
Other expense	—	79
Total acquisition costs	$132	$9,090
Compensation and employee benefits increased $1.1 million, or 1.8%, to $65.6 million during the nine months ended September 30, 2019 from $64.5 million during the nine months ended September 30, 2018 and increased $5.9 million, or 9.8%, after adjusting for acquisition-related expenses. The increases are primarily as a result of additional employees acquired in the Premier Merger, the expansion of the commercial banking team in greater Portland, Oregon in January 2019, and standard salary increases. The average full time equivalent employees increased to 878 for the nine months ended September 30, 2019 compared to 831 for the same period in 2018.
Occupancy and equipment increased $1.7 million, or 11.9%, to $16.2 million during the nine months ended September 30, 2019 from $14.5 million during the nine months ended September 30, 2018 due substantially to branch expansion, including additional leased space in Seattle and Bellevue, Washington and in Portland and other Oregon markets. The Bellevue expansion included the lease acquired from the Puget Sound Merger and additional space leased subsequent to the merger. The Oregon expansion included five leases acquired in the Premier Merger.
Marketing increased $513,000, or 20.5%, to $3.0 million during the nine months ended September 30, 2019 from $2.5 million during the nine months ended September 30, 2018 primarily due to timing of various marketing campaigns.
Professional services decreased $4.6 million, or 53.9%, to $3.9 million during the nine months ended September 30, 2019 from $8.5 million during the nine months ended September 30, 2018 primarily due to a decrease in acquisition-related expenses and the buy-out of a third-party contract in the amount of $1.7 million during the nine months ended September 30, 2018. The Company expects the accumulated savings in future professional services expenses to fully offset the cost of the buy-out by the end of 2019.
State/municipal business and use tax expense increased and federal deposit insurance premium expense decreased primarily due to the reasons stated above in the discussion for the three months ended September 30, 2019 to the comparable quarter in the prior year.
The ratio of noninterest expense to average total assets (annualized) was 2.76% for the nine months ended September 30, 2019, compared to 3.08% for the nine months ended September 30, 2018. The decrease was primarily a result of lower acquisition-related expenses during the nine months ended September 30, 2019 and the buy-out of a third-party contract during the nine months ended September 30, 2018.

Income Tax Expense
Comparison of quarter ended September 30, 2019 to the comparable quarter in the prior year.
Income tax expense increased $475,000, or 15.1%, to $3.6 million for the three months ended September 30, 2019 from $3.1 million for the three months ended September 30, 2018. The effective tax rate was 16.8% for the three months ended September 30, 2019 compared to 16.9% for the same period in 2018.
Comparison of nine months ended September 30, 2019 to the comparable period in the prior year.
Income tax expense increased $3.5 million, or 53.4%, to $10.0 million for the nine months ended September 30, 2019 from $6.5 million for the nine months ended September 30, 2018. The effective tax rate was 16.6% for the nine months ended September 30, 2019 compared to 15.2% for the same period in 2018. The increase in the income tax expense and effective tax rate during the nine months ended September 30, 2019 was primarily due to a decrease in tax-exempt securities, the impact of stock-based compensation activity, an increased Oregon presence, and higher pre-tax income.

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
Reconciliations of the GAAP and non-GAAP financial measures on net interest income, interest and fees on loans, loan yield and net interest margin are presented below for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Net interest income and interest and fees on loans:
Net interest income (GAAP)	$50,243	$51,126	$150,567	$135,704
Exclude incremental accretion on purchased loans	(1,090)	(2,637)	(3,879)	(6,261)
Adjusted net interest income (non-GAAP)	$49,153	$48,489	$146,688	$129,443

Average total interest earning assets, net	$4,736,704	$4,596,734	$4,689,505	$4,259,373
Net interest margin, annualized (GAAP)	4.21%	4.41%	4.29%	4.26%
Net interest margin, excluding incremental accretion on purchased loans, annualized (non-GAAP)	4.12%	4.18%	4.18%	4.06%

Interest and fees on loans (GAAP)	$47,845	$48,301	$142,651	$127,601
Exclude incremental accretion on purchased loans	(1,090)	(2,637)	(3,879)	(6,261)
Adjusted interest and fees on loans (non-GAAP)	$46,755	$45,664	$138,772	$121,340

Average total loans receivable, net	$3,677,405	$3,618,031	$3,651,659	$3,346,709
Loan yield, annualized (GAAP)	5.16%	5.30%	5.22%	5.10%
Loan yield, excluding incremental accretion on purchased loans, annualized (non-GAAP)	5.04%	5.01%	5.08%	4.85%

Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition from December 31, 2018 to September 30, 2019:

	September 30, 2019	December 31, 2018	Change	% Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$236,968	$161,910	$75,058	46.4%
Investment securities available for sale, at fair value	966,102	976,095	(9,993)	(1.0)
Loans held for sale	5,211	1,555	3,656	235.1
Total loans receivable, net	3,694,825	3,619,118	75,707	2.1
Other real estate owned	841	1,983	(1,142)	(57.6)
Premises and equipment, net	86,563	81,100	5,463	6.7
Federal Home Loan Bank stock, at cost	6,377	6,076	301	5.0
Bank owned life insurance	102,981	93,612	9,369	10.0
Accrued interest receivable	14,722	15,403	(681)	(4.4)
Prepaid expenses and other assets	142,068	98,522	43,546	44.2
Other intangible assets, net	17,588	20,614	(3,026)	(14.7)
Goodwill	240,939	240,939	—	—
Total assets	$5,515,185	$5,316,927	$198,258	3.7%

Liabilities
Deposits	$4,562,257	$4,432,402	$129,855	2.9%
Junior subordinated debentures	20,522	20,302	220	1.1
Securities sold under agreement to repurchase	25,883	31,487	(5,604)	(17.8)
Accrued expenses and other liabilities	102,396	72,013	30,383	42.2
Total liabilities	4,711,058	4,556,204	154,854	3.4
Stockholders' equity
Common stock	585,581	591,806	(6,225)	(1.1)
Retained earnings	206,021	176,372	29,649	16.8
Accumulated other comprehensive gain (loss), net	12,525	(7,455)	19,980	(268.0)
Total stockholders' equity	804,127	760,723	43,404	5.7
Total liabilities and stockholders' equity	$5,515,185	$5,316,927	$198,258	3.7%
Total assets increased $198.3 million, or 3.7%, to $5.52 billion as of September 30, 2019 compared to $5.32 billion as of December 31, 2018.
Total loans receivable, net, increased $75.7 million, or 2.1%, to $3.69 billion at September 30, 2019 compared to $3.62 billion as of December 31, 2018 due primarily to an increase in total real estate construction and land development loans of $30.3 million, total commercial business loans of $20.7 million and one-to-four family residential loans of $19.4 million.
Prepaid and other assets increased $43.5 million, or 44.2%, to $142.1 million at September 30, 2019 compared to $98.5 million as of December 31, 2018 due primarily to the ROU lease asset of $26.6 million that was recorded during the nine months ended September 30, 2019 due to the implementation of ASU 2016-02 and an increase in our investment in Low Income Housing Tax Credit of $11.6 million.
Total deposits increased $129.9 million, or 2.9%, to $4.56 billion at September 30, 2019 from $4.43 billion at December 31, 2018 due primarily to an increase in total non-maturity deposits of $72.4 million, or 1.8%. Noninterest demand deposits increased $67.2 million, or 4.9%, to $1.43 billion at September 30, 2019 from $1.36 billion at December 31, 2018. Certificate of deposit accounts increased $57.4 million, or 12.3%, to $524.3 million at

September 30, 2019 from $466.9 million at December 31, 2018. Non-maturity deposits as a percentage of total deposits decreased slightly to 88.5% as of September 30, 2019 from 89.5% at December 31, 2018.
Accrued expenses and other liabilities increased $30.4 million, or 42.2%, to $102.4 million at September 30, 2019 compared to $72.0 million as of December 31, 2018 due primarily to the lease ROU obligation of $27.9 million that was recorded during the nine months ended September 30, 2019 based on the implementation of ASU 2016-02.

Lending Activities
The Bank is a full service commercial bank, which originates a wide variety of loans with a focus on commercial business loans. Total loans receivable, net of allowance for loan losses, increased $75.7 million, or 2.1%, to $3.69 billion at September 30, 2019 from $3.62 billion at December 31, 2018.
The following table provides information about our loan portfolio by type of loan at the dates indicated and the change between these dates. These balances are prior to deduction for the allowance for loan losses.

	September 30, 2019		December 31, 2018
	Balance (1)	% of Total (2)	Balance (1)	% of Total (2)	Change	%of Balance Change
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$853,995	22.9%	$853,606	23.4%	$389	—%
Owner-occupied commercial real estate	787,591	21.1	779,814	21.3	7,777	1.0
Non-owner occupied commercial real estate	1,316,992	35.3	1,304,463	35.7	12,529	1.0
Total commercial business	2,958,578	79.3	2,937,883	80.4	20,695	0.7
One-to-four family residential (3)	121,174	3.2	101,763	2.8	19,411	19.1
Real estate construction and land development:
One-to-four family residential	98,034	2.6	102,730	2.8	(4,696)	(4.6)
Five or more family residential and commercial properties	147,686	4.0	112,730	3.1	34,956	31.0
Total real estate construction and land development	245,720	6.6	215,460	5.9	30,260	14.0
Consumer	403,485	10.8	395,545	10.8	7,940	2.0
Gross loans receivable	3,728,957	99.9	3,650,651	99.9	78,306	2.1
Net deferred loan costs	2,386	0.1	3,509	0.1	(1,123)	(32.0)
Loans receivable, net	$3,731,343	100.0%	$3,654,160	100.0%	$77,183	2.1%
(1) Balances do not include undisbursed loan commitments.
(2) Percent of loans receivable, net.
(3) Excludes loans held for sale of $5.2 million and $1.6 million as of September 30, 2019 and December 31, 2018, respectively.

Nonperforming Assets and Credit Quality Metrics
The following table provides information about our nonaccrual loans, other real estate owned and performing TDR loans for the indicated dates:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$40,742	$12,564
One-to-four family residential	19	71
Real estate construction and land development	560	899
Consumer	190	169
Total nonaccrual loans (1)	41,511	13,703
Other real estate owned	841	1,983
Total nonperforming assets	$42,352	$15,686

Allowance for loan losses	$36,518	$35,042
Nonperforming loans to loans receivable, net	1.11%	0.37%
Allowance for loan losses to loans receivable, net	0.98%	0.96%
Allowance for loan losses to nonperforming loans	87.97%	255.73%
Nonperforming assets to total assets	0.77%	0.30%

Performing TDR loans:
Commercial business	$18,831	$22,170
One-to-four family residential	200	208
Consumer	385	358
Total performing TDR loans	$19,416	$22,736
Accruing loans past due 90 days or more	$—	$—
Potential problem loans	85,339	101,349

(1)	At September 30, 2019 and December 31, 2018, $17.5 million and $6.9 million of nonaccrual loans were considered nonperforming TDR loans, respectively.
Nonaccrual Loans.    Nonaccrual loans increased $27.8 million to $41.5 million, or 1.11% of loans receivable, net, at September 30, 2019 from $13.7 million, or 0.37% of loans receivable, net, at December 31, 2018. The increase was primarily related to the addition of seven commercial lending relationships totaling $31.0 million which showed increased signs of cash flow deterioration, including three agricultural business relationships of $23.9 million, of which $5.6 million which was previously classified as a TDR loan.

The following table reflects the changes in nonaccrual loans during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Nonaccrual loans
Balance, beginning of period	$13,703	$10,703
Addition of previously classified pass graded loans	3,858	5,373
Addition of previously classified potential problem loans	21,998	4,336
Addition of acquired loans	—	130
Addition of previously classified TDR loans	7,051	—
Net principal payments	(4,400)	(5,038)
Charge-offs	(699)	(724)
Balance, end of period	$41,511	$14,780
At September 30, 2019, nonaccrual loans of $6.1 million had related allowance for loan losses of $932,000 and nonaccrual loans of $35.4 million had no related allowance for loan losses. At December 31, 2018, nonaccrual loans of $9.5 million had related allowance for loan losses of $1.9 million and nonaccrual loans of $4.2 million had no allowance for loan losses.
At September 30, 2019, nonperforming TDR loans, included in the nonaccrual loan table above, were $17.5 million and had a related allowance for loan losses of $494,000, including $13.7 million of nonperforming TDR loans with no related allowance for loan losses. At December 31, 2018, nonperforming TDR loans were $6.9 million and had a related allowance for loan losses of $658,000.
Nonperforming Assets.    Nonperforming assets consist of nonaccrual loans and other real estate owned. Nonperforming assets increased $26.7 million to $42.4 million, or 0.77% of total assets, at September 30, 2019 from $15.7 million, or 0.30% of total assets, at December 31, 2018 due primarily to the increase in nonaccrual loans, discussed above, offset partially by a decrease in other real estate owned of $1.1 million, or 57.6%, to $841,000 at September 30, 2019 from $2.0 million at December 31, 2018 as a result of a disposition of properties during the nine months ended September 30, 2019.
Troubled Debt Restructured Loans. TDR loans are considered impaired and are separately measured for impairment whether on accrual or nonaccrual status. The performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. Performing TDR loans decreased $3.3 million, or 14.6%, to $19.4 million at September 30, 2019 from $22.7 million at December 31, 2018. The decrease was due primarily to net principal payments and the transfer to nonaccrual status, including the one agricultural business relationship of $5.6 million previously discussed. The decrease was partially offset by the addition of TDR loans as a result of extending maturities on four commercial lending relationships totaling $8.1 million, including $5.1 million related to agricultural borrowers, which showed signs of cash flow deterioration.

The following table reflects the changes in performing TDR loans during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Performing TDR loans
Balance, beginning of period	$22,736	$26,757
Addition of previously classified pass graded loans	2,633	1,909
Addition of previously classified potential problem loans	8,341	907
Transfers of loans to nonaccrual status	(7,051)	—
Charge-offs	(20)	—
Net principal payments	(7,223)	(5,124)
Balance, end of period	$19,416	$24,449
The related allowance for loan losses on performing TDR loans was $1.9 million as of September 30, 2019 and $2.3 million as of December 31, 2018.
Potential Problem Loans. Potential problem loans decreased $16.0 million, or 15.8%, to $85.3 million at September 30, 2019 compared to $101.3 million at December 31, 2018. The decrease was primarily attributed to the transfer of loans to nonaccrual and TDR status, including $11.3 million related to the one agricultural business relationship previously discussed. Included in the net principal payments are loans paid in full of $13.1 million and the significant pay down of four commercial lines of credit totaling $6.3 million. Offsetting these decreases in potential problem loans was the addition of $46.2 million of previously classified pass graded loans. The risk rating downgrade of these relationships will enhance the Company's monitoring of these credits.
The following table reflects the changes in potential problem loans during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018

Potential problem loans
Balance, beginning of period	$101,349	$83,543
Addition of previously classified pass graded loans	46,243	48,915
Acquired in Premier and Puget Mergers	—	14,630
Upgrades to pass graded loan status	(8,816)	(15,273)
Net principal payments	(22,588)	(20,530)
Transfers of loans to nonaccrual and TDR status	(30,339)	(5,243)
Charge-offs	(510)	(300)
Balance, end of period	$85,339	$105,742

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
We calculate an appropriate allowance for loan losses for the loans in our loan portfolio by applying historical loss factors for homogeneous classes of the portfolio, adjusted for changes to the above-noted environmental factors. We may record specific provisions for impaired loans, including loans on nonaccrual status, TDR loans and other loans with a specific valuation allowance, after a careful analysis of each loan’s credit and collateral factors. Our analysis of an appropriate allowance for loan losses combines the provisions made for our non-impaired loans and the specific provisions made for each impaired loan.
The allowance for loan losses on loans designated as non-PCI loans is similar to the methodology described above except that for non-PCI loans, the remaining unaccreted discounts resulting from the fair value adjustments recorded at the time the loans were purchased are additionally factored into the allowance methodology.
For the PCI loans, the acquisition date fair value incorporated our estimate of future expected cash flows until the ultimate resolution of these credits. To the extent actual or projected cash flows are less than previously estimated, additional provisions for loan losses on the PCI loan portfolio will be recognized immediately into earnings. To the extent actual or projected cash flows are more than previously estimated, the increase in cash flows is recognized immediately as a recapture of provision for loan losses up to the previously recognized provision for that loan or pool of loans, if any, and then prospectively recognized in interest income as a yield adjustment. Non-pooled nonaccrual or performing TDR PCI loans may become classified as impaired if the loans are no longer accreting loan discounts established at acquisition based on the guidance of FASB ASC 310-30.
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

The following table provides information regarding changes in our allowance for loan losses at and for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Allowance for loan losses on loans at the beginning of the period	$36,363	$33,972	$35,042	$32,086
Provision for loan losses	466	1,065	2,753	3,967
Charge-offs:
Commercial business	(306)	(300)	(1,183)	(923)
One-to-four family residential	(15)	(15)	(45)	(30)
Real estate construction and land development	—	—	—	—
Consumer	(501)	(530)	(1,653)	(1,709)
Total charge-offs	(822)	(845)	(2,881)	(2,662)
Recoveries:
Commercial business	381	121	602	690
One-to-four family residential	—	—	—	—
Real estate construction and land development	3	3	628	5
Consumer	127	159	374	389
Total recoveries	511	283	1,604	1,084
Net charge-offs	(311)	(562)	(1,277)	(1,578)
Allowance for loan losses at the end of the period	$36,518	$34,475	$36,518	$34,475

Allowance for loan losses to loans receivable, net	0.98%	0.94%	0.98%	0.94%
Net recoveries on loans to average loans, annualized	0.03%	0.06%	0.05%	0.06%

Loans receivable, net at the end of the period (1)	$3,731,343	$3,649,054	$3,731,343	$3,649,054
Average loans receivable during the period (1)	3,677,405	3,618,031	3,651,659	3,346,709
(1) Excludes loans held for sale.
The allowance for loan losses increased $1.5 million, or 4.2%, to $36.5 million at September 30, 2019 from $35.0 million at December 31, 2018. The increase was the result of provision for loan losses of $2.8 million recognized during the nine months ended September 30, 2019, offset partially by net charge-offs of $1.3 million recorded during the same period. The allowance for loan losses to loans receivable, net increased to 0.98% at September 30, 2019 from 0.96% at December 31, 2018. Included in the carrying value of loans are net fair value discounts on loans purchased in mergers and acquisitions which may reduce the need for an allowance for loan losses on these loans because they are carried at an amount below the outstanding principal balance. As these fair value discounts are accreted, thereby increasing the loan balance, the Company may record an allowance for loan loss, which has the net impact of increasing the allowance for loan losses to loans receivable, net. The remaining net fair value discount on purchased loans was $9.1 million at September 30, 2019 compared to $11.8 million at December 31, 2018.
The Company recorded charge-offs of $2.9 million during the nine months ended September 30, 2019 due primarily to charge-offs of four commercial lending relationships totaling $995,000, including one agricultural business relationship charge-off of $342,000, and small dollar charge-offs on a large volume of consumer loans. The Company recorded recoveries of $1.6 million during the nine months ended September 30, 2019 primarily due to the recovery of a one-to-four family residential construction loan of $602,000 as a result of a bankruptcy resolution, a recovery of $292,000 from a previously charged off non-owner occupied commercial real estate loan and small recoveries on a large volume of small dollar consumer loans.
As of September 30, 2019, the Bank identified $41.5 million of nonaccrual loans, $19.4 million of performing TDR loans, and $699,000 of other loans with a specific valuation allowance for a total of $59.2 million of impaired loans. Of these impaired loans, $35.1 million had no allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. The remaining $24.2 million of impaired loans had related allowances for loan losses totaling $2.9 million. As of December 31, 2018, the Bank identified $13.7 million of nonaccrual loans and $22.7 million of performing TDR loans for a total of $36.4 million of impaired loans. Of these impaired loans, $7.6 million had no allowances for loan losses. The remaining $28.8 million of impaired loans had related allowances for loan losses totaling $4.2 million.
The following table outlines the allowance for loan losses and related loan balances on loans at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses	$31,264	$27,854
Gross loans, excluding PCI and impaired loans	$3,648,651	$3,589,305
Percentage	0.86%	0.78%

PCI Allowance:
Allowance for loan losses	$2,401	$3,018
Gross PCI loans	$21,068	$24,907
Percentage	11.40%	12.12%

Specific Valuation Allowance:
Allowance for loan losses	$2,853	$4,170
Gross impaired loans	$59,238	$36,439
Percentage	4.82%	11.44%

Total Allowance for Loan Losses:
Allowance for loan losses	$36,518	$35,042
Gross loans receivable	$3,728,957	$3,650,651
Percentage	0.98%	0.96%
Based on the Bank's established comprehensive methodology, management deemed the allowance for loan losses of $36.5 million (0.98% of loans receivable, net and 87.97% of nonperforming loans) at September 30, 2019 appropriate to provide for probable incurred credit losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses of $35.0 million (0.96% of loans receivable, net and 255.73% of nonperforming loans) at December 31, 2018.
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

Deposits and Other Borrowings
Total deposits increased $129.9 million, or 2.9%, to $4.56 billion at September 30, 2019 from $4.43 billion at December 31, 2018. Non-maturity deposits as a percentage of total deposits decreased to 88.5% at September 30, 2019 from 89.5% at December 31, 2018 and the percentage of certificates of deposit to total deposits increased to 11.5% at September 30, 2019 from 10.5% at December 31, 2018.

The following table summarizes the Company's deposits as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Balance	% of Total	Balance	% of Total	Change	% of Balance Change
	(Dollars in thousands)
Noninterest demand deposits	$1,429,435	31.3%	$1,362,268	30.7%	$67,167	4.9%
Interest bearing demand deposits	1,324,177	29.0	1,317,513	29.7	6,664	0.5
Money market accounts	776,107	17.0	765,316	17.3	10,791	1.4
Savings accounts	508,228	11.2	520,413	11.8	(12,185)	(2.3)
Total non-maturity deposits	4,037,947	88.5	3,965,510	89.5	72,437	1.8
Certificates of deposit	524,310	11.5	466,892	10.5	57,418	12.3
Total deposits	$4,562,257	100.0%	$4,432,402	100.0%	$129,855	2.9
Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank also utilizes securities sold under agreement to repurchase as a supplement to its funding sources. Our securities sold under agreement to repurchase are secured by available for sale investment securities. At September 30, 2019, the Bank had securities sold under agreement to repurchase of $25.9 million, a decrease of $5.6 million, or 17.8%, from $31.5 million at December 31, 2018. The decrease was the result of customer activity during the period.
The Company also has junior subordinated debentures with a par value of $25.0 million which pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures was $20.5 million at September 30, 2019, which reflects the fair value of the junior subordinated debentures established during the Washington Banking Merger, adjusted for the accretion of discount from purchase accounting fair value adjustment.
At September 30, 2019, the Bank maintained credit facilities with the FHLB for $930.6 million and credit facilities with the Federal Reserve Bank for $40.4 million. The Company had no FHLB advances outstanding at September 30, 2019 and December 31, 2018. The average cost of the FHLB advances during the nine months ended September 30, 2019 and 2018 was 2.56% and 1.98%, respectively. The Bank also maintains lines of credit with five correspondent banks to purchase federal funds totaling $140.0 million as of September 30, 2019. There were no federal funds purchased as of September 30, 2019 or December 31, 2018.

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
Heritage Financial Corporation: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations. At September 30, 2019, the Company (on an unconsolidated basis) had cash and cash equivalents of $10.6 million.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2019, cash and cash equivalents totaled $237.0 million, or 4.3% of total assets. The fair value of investment securities available for sale totaled $966.1 million at September 30, 2019, of which $253.3 million were pledged to secure public deposits or borrowing arrangements. The fair value of investment securities available for sale that were not pledged totaled $712.8 million, or 12.9% of total assets, at September 30, 2019. The fair value of investment securities available for sale with contractual maturities of one year or less were $37.7 million, or 0.7% of total assets, at September 30, 2019.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $60.8 million for the nine months ended September 30, 2019, and primarily consisted of net income of $50.4 million. During the nine months ended September 30, 2019, net cash used by investing activities was $81.1 million, which consisted primarily of net loan originations of $82.9 million. Net cash provided by financing activities was $95.4 million for the nine months ended September 30, 2019 and primarily consisted of a net increase in deposits of $129.9 million, partially offset by dividends paid of $20.3 million and repurchases of common stock of $8.6 million during the period.

Capital and Capital Requirements
Stockholders’ equity was $804.1 million at September 30, 2019 compared to $760.7 million at December 31, 2018. The Company’s stockholders' equity to assets ratio was 14.6% as of September 30, 2019 and 14.3% as of December 31, 2018. The following table reflects the changes to stockholders' equity during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Balance, beginning of period	$796,625	$639,523	$760,723	$508,305
Common stock issued in the Premier and Puget Mergers	—	99,273	—	230,043
Net income	17,895	15,504	50,431	36,448
Dividends declared	(7,042)	(5,549)	(20,383)	(15,796)
Other comprehensive income (loss), net of tax	2,771	(3,384)	19,980	(13,299)
Effects of implementation of accounting change related to operating leases	—	—	(399)	—
Repurchase of common stock	(6,954)	(14)	(8,635)	(1,702)
Other	832	780	2,410	2,134
Balance, end of period	$804,127	$746,133	$804,127	$746,133
During the quarter ended September 30, 2019, the Company repurchased 264,712 shares of its common stock at an average price per share of $26.23, or $6.9 million in total, under its current stock repurchase plan. As of September 30, 2019, there were 639,922 shares available for repurchase under the current stock repurchase plan.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On October 23, 2019 , the Company’s Board of Directors declared a regular dividend of $0.19 per common share and a special dividend in the amount of $0.10 per common share which are both payable on November 21, 2019 to shareholders of record on November 7, 2019.
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and operations. Management believes as of September 30, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories. The following table represents the minimum required ratios of the Company and the Bank and the actual capital ratios at the periods indicated:

	Minimum Requirements		Well-Capitalized Requirements		Actual
	(Dollars in thousands)
As of September 30, 2019:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$208,039	4.5%	N/A	N/A	$537,068	11.6%
Tier 1 leverage capital to average assets	207,052	4.0	N/A	N/A	557,590	10.8
Tier 1 capital to risk-weighted assets	277,385	6.0	N/A	N/A	557,590	12.1
Total capital to risk-weighted assets	369,846	8.0	N/A	N/A	594,414	12.9
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	207,773	4.5	$300,116	6.5%	543,455	11.8
Tier 1 leverage capital to average assets	205,730	4.0	257,162	5.0	543,455	10.6
Tier 1 capital to risk-weighted assets	277,030	6.0	369,374	8.0	543,455	11.8
Total capital to risk-weighted assets	369,374	8.0	461,717	10.0	580,279	12.6

As of December 31, 2018:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$197,189	4.5%	N/A	N/A	$510,618	11.7%
Tier 1 leverage capital to average assets	201,920	4.0	N/A	N/A	530,920	10.5
Tier 1 capital to risk-weighted assets	262,918	6.0	N/A	N/A	530,920	12.1
Total capital to risk-weighted assets	350,558	8.0	N/A	N/A	566,268	12.9
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	197,004	4.5	$284,561	6.5%	513,993	11.7
Tier 1 leverage capital to average assets	203,339	4.0	254,174	5.0	513,993	10.1
Tier 1 capital to risk-weighted assets	262,671	6.0	350,229	8.0	513,993	11.7
Total capital to risk-weighted assets	350,229	8.0	437,786	10.0	549,341	12.5
Under applicable capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%, a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. Both the Company and the Bank are also required to maintain a capital conservation buffer above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. At September 30, 2019, the capital conservation buffer was 4.9% and 4.6% for the Company and the Bank, respectively.

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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2019 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.

(c) Repurchase Plans
The Company has had various stock repurchase programs since March 1999. On October 23, 2014, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 1,513,000 shares, under the eleventh stock repurchase plan. At September 30, 2019 and December 31, 2018, there were approximately 639,922 and 932,634 shares remaining to be purchased under the eleventh stock repurchase plan. The number, timing and price of shares repurchased will depend on business and market conditions and other factors, including opportunities to deploy the Company's capital.
Since the inception of the eleventh plan, the Company has repurchased 872,678 shares at an average share price of $20.03, including 264,712 and 292,712 shares repurchased at an average share price of $26.23 and $26.50 during the three and nine months ended September 30, 2019, respectively. No shares were repurchased under this plan during the three and nine months ended September 30, 2018.
In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total repurchased shares for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Repurchased shares to pay withholding taxes (1)	405	368	28,434	53,188
Stock repurchase to pay withholding taxes average share price	$27.67	$36.34	$30.83	$31.99
(1) During the nine months ended September 30, 2018, the Company repurchased 26,741 of shares related to the withholding taxes due on the accelerated vesting of the restricted stock units of Puget Sound which were converted to Heritage common stock shares with an average share price of $31.80 under the terms of the merger agreement.
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2019— July 31, 2019	—	$—	7,921,389	904,634
August 1, 2019— August 31, 2019	232,012	26.31	8,153,401	672,622
September 1, 2019— September 30, 2019	33,105	25.66	8,153,401	639,922
Total	265,117	$26.23
(1) Of the common shares repurchased by the Company between July 1, 2019 and September 30, 2019, 405 represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.        OTHER INFORMATION
None

ITEM 6.     EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date

2.5	Agreement and Plan of Merger with Puget Sound Bancorp, Inc	8-K	2.1	7/27/2017

2.6	Agreement and Plan of Merger with Premier Commercial Bancorp, Inc	8-K	2.1	3/9/2018
10.15	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Jeffrey J. Deuel

10.16	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Donald J. Hinson

10.22	Employment Agreement by and between Heritage and Donald J. Hinson

10.23	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and David A. Spurling

10.24	Employment Agreement by and between Heritage and David A. Spurling

10.27	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Bryan D. McDonald

10.33	Employment Agreement by and between Heritage and Bryan McDonald

10.35	Employment Agreement by and between Heritage and Cindy Huntley

10.36	Deferred Compensation Plan and Participation Agreement by and between Heritage and Cindy Huntley

10.37	Employment Agreement by and between Heritage and William Glasby

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date:
November 5, 2019	/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer

Date:
November 5, 2019	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer