Form 10-K
period 2019-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2020-02-28
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019 or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 000-29480

HERITAGE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington			91-1857900
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

201 Fifth Avenue SW,	Olympia	WA	98501
(Address of principal executive offices)			(Zip Code)

(360) 943-1500
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	HFWA	NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019, based on the closing price of its common stock on such date, on the NASDAQ Global Select Market, of $29.54 per share, and 36,332,780 shares held by non-affiliates was $1,073,270,321. The registrant had 36,483,089 shares of common stock outstanding as of February 18, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
December 31, 2019

GLOSSARY OF ACRONYMS, ABBREVIATIONS, AND TERMS
The acronyms, abbreviations, and terms listed below are used in various sections of this Annual Report on Form 10-K. As used throughout this report, the terms “we”, “our”, or “us” refer to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

ALL	Allowance for Loan Losses
Form 10-K	Company's Annual Report on Form 10-K
AOCI	Accumulated other comprehensive income (loss), net
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Heritage Bank
Basel III	A comprehensive capital framework and rules for U.S. banking organizations approved by the Federal Reserve Board and the FDIC in 2013
BOLI	Bank owned life insurance
CDI	Core Deposit Intangible
CECL	Current Expected Credit Loss Model
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CET1	Common equity tier 1
Company	Heritage Financial Corporation
DFI	Division of Banks of the Washington State Department of Financial Institutions
Dodd Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Economic Growth Act	Economic Growth, Regulatory Relief and Consumer Protection Act
Equity Plan	Heritage Financial Corporation 2014 Omnibus Equity Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
Federal Reserve Bank	Federal Reserve Bank of San Francisco
FHLB	Federal Home Loan Bank of Des Moines
GAAP	U.S. Generally Accepted Accounting Principles
Heritage	Heritage Financial Corporation
LIBOR	London Interbank Offering Rate
LIHTC	Low-Income Housing Tax Credit partnerships
NMTC	New Market Tax Credits
OAEM	Other Assets Especially Mentioned
OCC	Office of the Comptroller of the Currency
PCI
Purchased Credit Impaired; loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected; accounted for under FASB ASC 310-30

Plan	Heritage Financial Corporation 401(k) Profit Sharing Plan and Trust
Premier Merger	Merger with Premier Commercial Bancorp & Premier Community Bank completed July 2, 2018
PRSU	Performance-based stock-settled restricted stock unit awards
Puget Sound Merger	Merger with Puget Sound Bancorp, Inc. & Puget Sound Bank completed January 16, 2018
Premier and Puget Mergers	Premier Merger and Puget Sound Mergers, collectively
Proxy Statement	Definitive proxy statement for the annual meeting of shareholders to be held on May 4, 2020

Related Party	Certain directors, executive officers and their affiliates
ROU	Right-of-Use
RSU	Restricted stock unit awards
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Sarbanes-Oxley Act	Sarbanes-Oxley Act of 2002
Tax Act	Comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act enacted on December 22, 2017
USDA	United States Department of Agriculture
TDR	Troubled Debt Restructured
Washington Banking Merger	Merger with Washington Banking Company & Whidbey Island Bank completed on May 1, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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

•	legislative or regulatory changes that adversely affect our business

•	implementing regulations, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

•	our ability to control operating costs and expenses;

•	increases in premiums for deposit insurance;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risk associated with the loans on our Consolidated Statements of Financial Condition;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

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

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods including the adoption of CECL on January 1, 2020 as required by the FASB ASU 2016-13; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks detailed from time to time in our filings with the SEC including in this Form 10-K.

Some of these and other factors are discussed in this Form 10-K under the caption Item 1A. Risk Factors and elsewhere in this Form 10-K.
The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for future periods to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's operating results and stock price performance.

PART I

ITEM 1.     BUSINESS
General
Heritage Financial Corporation is a bank holding company that was incorporated in the State of Washington in August 1997. We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiary, Heritage Bank. The deposits of the Bank are insured by the FDIC.
Heritage Bank is headquartered in Olympia, Washington and conducts business from its 62 branch offices located primarily along the I-5 corridor in the western Washington and the greater Portland, Oregon area. We additionally have offices located in central Washington, primarily in Yakima County.
Our business consists primarily of commercial lending and deposit relationships with small and medium sized businesses and their owners in our market areas and attracting deposits from the general public. We also make real estate construction and land development loans and consumer loans. The Bank also originates for sale or investment purposes one-to-four family residential loans on residential properties located primarily in our market.
Business Strategy
Our business strategy is to be a commercial community bank, seeking deposits from our communities and making loans to customers with local ties to our markets. We believe we have an innovative team providing financial services and focusing on the success of our customers. We are committed to being the leading commercial community bank in the Pacific Northwest by continuously improving customer satisfaction, employee empowerment, community investment and shareholder value. Our commitment defines our relationships, sets expectations for our actions and directs decision-making in these four fundamental areas. We will seek to achieve our business goals through the following strategies:
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
Focus on Asset Quality.    A strong credit culture is a high priority for us. We have a well-developed credit approval structure that has enabled us to maintain a standard of asset quality that we believe has moderate risk while at the same time allowing us to achieve our lending objectives. We will continue to focus on loan types and markets that we know well and where we have a historical record of success. We focus on loan relationships that are well-diversified in both size and industry types. With respect to commercial business lending, which is our predominant lending activity, we view ourselves as cash-flow lenders obtaining additional support from realistic collateral values, personal guarantees and other secondary sources of repayment. We have a problem loan resolution process that is focused on quick detection and implementing feasible solutions. We seek to maintain strong internal controls and subject our loans to periodic and independently managed internal loan reviews.
Maintain a Strong Balance Sheet.    In addition to our focus on underwriting, we believe that the strength of our balance sheet provides us with the flexibility to manage through a variety of scenarios including additional growth-related activities. Our liquidity position was also strong, with $228.6 million in cash and cash equivalents as of December 31, 2019. As of December 31, 2019, the regulatory capital ratios of our subsidiary bank were well in excess of the levels required for “well-capitalized” status, and our consolidated common equity tier 1 capital to risk-weighted assets, leverage capital, Tier 1 risk-based capital, and total risk-based capital ratios were 11.5%, 10.6%, 12.0%, and 12.8%, respectively.
Deposit Growth.    Our strategic focus is to continuously grow deposits with emphasis on total relationship banking with our business and retail customers. We continue to seek to increase our market share in the communities we serve by providing exceptional customer service, focusing on relationship development with local businesses and strategic branch expansion. Our primary focus is to maintain a high level of non-maturity deposits to internally fund our loan growth with a low reliance on maturity (certificate) deposits. At December 31, 2019, our non-maturity deposits were 88.6% of our total deposits. Our technology-based products, including online personal financial management, business cash management and business remote deposit products enable us to compete effectively with banks of all sizes. Our retail and commercial management teams are well-seasoned and have strong ties to the communities we serve with a strong focus on relationship building and customer service.
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
Recruit and retain highly competent personnel to execute our strategies.    Our compensation and staff development programs are aligned with our strategies to grow our loans and core deposits (which we define to include all deposits except certificates of deposit) while maintaining our focus on asset quality. Our incentive systems are designed to achieve balanced, high quality asset growth while maintaining appropriate mechanisms to reduce or eliminate incentive payments when appropriate. Our equity compensation programs and retirement benefits are designed to build and encourage employee ownership at all levels of the Company and we align employee performance objectives with corporate growth strategies and shareholder value. We have a strong corporate culture, which is supported by our commitment to internal development and promotion from within as well as the retention of management and officers in key roles.
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
On October 23, 2013, the Company, the Bank, Washington Banking Company and its wholly-owned subsidiary bank, Whidbey Island Bank, jointly announced the signing of a definitive merger agreement pursuant to which Heritage and Washington Banking Company entered into a strategic merger with Washington Banking Company merging into Heritage. Washington Banking Company branches adopted the Heritage Bank name in all markets, with the exception of six branches in Whidbey Island markets which continue to operate using the Whidbey Island Bank name, as a division of Heritage Bank. The Washington Banking Merger was completed on May 1, 2014.
On July 26, 2017, the Company announced the execution of a definitive agreement to purchase Puget Sound Bancorp, Inc., the holding company of Puget Sound Bank, a one-branch business bank headquartered in Bellevue, Washington. The Puget Sound Merger was completed on January 16, 2018.
On March 8, 2018, the Company announced the signing of a definitive agreement to purchase Premier Commercial Bancorp, the holding company for Premier Community Bank, both of Hillsboro, Oregon, and its six branches. The Premier Merger was completed on July 2, 2018.
For additional information regarding the Puget Sound Merger and Premier Merger see Note (2) Business Combinations of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.
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
Certificate of Deposit Accounts.    Deposits require a minimum deposit of $2,500 and have maturities ranging from three months to five years. Jumbo certificate of deposit accounts are offered in amounts of $100,000 or more for terms of seven days to one year.

Our personal checking accounts feature an array of benefits and options, including online banking, online statements, mobile banking with mobile deposit, VISA debit cards and access to more than 32,000 surcharge free Automated Teller Machines through the MoneyPass network.
We also offer trust services through trust powers in the states of Washington and Oregon, and a Wealth Management department that provides objective advice from trusted advisers.
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
Commercial Business Lending
We offer different types of commercial business loans, including lines of credit, term equipment financing and term owner-occupied and non-owner occupied commercial real estate loans. We also originate loans that are guaranteed by the U.S. SBA, for which Heritage Bank is a “preferred lender”, and the Federal Agricultural Mortgage Corporation. Before extending credit to a business, we review and analyze the borrower’s management ability, financial history, including cash flow of the borrower and all guarantors, and the liquidation value of the collateral. Emphasis is placed on having a comprehensive understanding of the borrower’s global cash flow and performing necessary financial due diligence.
At December 31, 2019 we had $2.95 billion, or 78.3%, of our loans receivable, net in commercial business loans with an average outstanding loan balance of approximately $495,000 at December 31, 2019, excluding loans with no outstanding balance.
We originate commercial real estate loans within our primary market areas with a preference for loans secured by owner-occupied properties. Our underwriting standards require that non-owner occupied and owner-occupied commercial real estate loans not exceed 75% and 80%, respectively, of the lower of appraised value at origination or cost of the underlying collateral. Cash flow debt coverage requirements range from 1.15 times to 1.25 times, depending on the type of property. We also stress test debt coverage using an “underwriting” interest rate that is higher than the note rate.
Commercial real estate loans typically involve a greater degree of risk than one-to-four family residential loans. Payments on loans secured by commercial real estate properties are dependent on successful operation and management of the properties and repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We seek to minimize these risks by determining the financial condition of the borrower and any tenants, the quality and value of the collateral, and the management of the property securing the loan. We also generally obtain personal guarantees from the owners of the collateral after a thorough review of personal financial statements. In addition, we review a sample of our commercial real estate loan portfolio annually for performance of individual loans, and stress-test loans for potential changes in interest rates, occupancy, and collateral values.
See also Item 1A. Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss.
The Bank also enters into non-hedging interest rate swap contracts with its commercial customers, as necessary, to accommodate the business needs of borrowers. For additional information, see Note (16) Derivative Financial Instruments of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.
One-to-Four Family Residential Loans, Originations and Sales
At December 31, 2019, one-to-four family residential loans totaled $132.1 million, or 3.5%, of our loans receivable, net. The majority of our one-to-four family residential loans are secured by single-family residences located in our primary market areas. Our underwriting standards require that one-to-four family residential loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms typically range from 15 to 30 years.

As part of our asset/liability management strategy, we typically sell a portion of our one-to-four family residential loans in the secondary market with no recourse and servicing released. One-to-four family residential loans intended for sale are classified as loans held for sale at the loan origination date. See Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations—Asset and Liability Management. We did not service any of these sold loans during the years ended December 31, 2019, 2018 or 2017.
Real Estate Construction and Land Development
At December 31, 2019, we had $276.7 million, or 7.3%, of our loans receivable, net, of real estate construction and land development loans. We originate one-to-four family residential construction loans for the construction of custom homes (where the home buyer is the borrower). We also provide financing to builders for the construction of pre-sold homes and, in selected cases, to builders for the construction of speculative residential property. Because of the higher risks present in the residential construction industry, our lending to builders is limited to those who have demonstrated a favorable record of performance and who are building in markets that management understands.
We further endeavor to limit our construction lending risk through adherence to strict underwriting guidelines and procedures and management by a separate group of bankers that specialize in this property type. Speculative construction loans are short term in nature and have a variable rate of interest. We require builders to have tangible equity in each construction project and have prompt and thorough documentation of all draw requests, and we inspect the project prior to paying any draw requests.
See also Item 1A. Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss.
Consumer
At December 31, 2019, we had $406.6 million, or 10.8%, of our loans receivable, net, of consumer loans. We purchase indirect consumer loans. These loans are for new and used automobile and recreational vehicles that are originated indirectly by selected dealers located in our market areas. We have limited our indirect loans purchased primarily to dealerships that are established and well-known in their market areas and to applicants that are not classified as sub-prime. We also originate consumer loans and lines of credit that are both secured and unsecured. The majority of our consumer loans are for relatively small amounts disbursed among many individual borrowers.
Liquidity
Our primary sources of funds are deposits and loan repayments. Scheduled loan repayments are a relatively stable source of funds, while deposits and unscheduled loan prepayments, which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, may not be stable. Customer deposits remain an important source of funding, but these balances have been influenced in the past by adverse market conditions in the industry and may be affected by future developments such as interest rate fluctuations and new competitive pressures. In addition to customer deposits, management may utilize brokered deposits on an as-needed basis and securities sold under agreement to repurchase. At December 31, 2019, we had brokered deposits of $2.5 million and securities sold under agreement to repurchase of $20.2 million which were secured by investment securities available for sale.
As secondary sources of funding, we might utilize other borrowings on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. Other borrowings include advances from the FHLB and other credit facilities.
Federal Home Loan Bank:
The Bank is a member of the FHLB which is one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its member financial institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the Federal Home Loan Bank, which are subject to the oversight of the Federal Housing Finance Agency. We rely upon advances from the FHLB as a secondary source of liquidity to supplement our supply of lendable funds and meet deposit withdrawal requirements. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on a percentage of an institution’s assets or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness. Under its current credit policies, the Federal Home Loan Bank limits advances to 45% of the Bank's assets.
Advances from the FHLB are typically secured by our first lien one-to-four family residential loans, commercial real estate loans and stock issued by the FHLB, which is owned by us. At December 31, 2019, the Bank maintained a credit facility with the FHLB in the amount of $945.2 million, of which there were no advances outstanding.

For membership purposes, the Bank is required to maintain an investment in the stock of the FHLB in an amount equal to 0.12% of the Bank's assets as calculated on an annual basis. In addition to the FHLB stock required for membership, the Bank must purchase activity stock equal to 4.0% of all outstanding borrowing balances. The activity stock is automatically redeemed in amounts equal to the FHLB advance balances as they are repaid. At December 31, 2019 the Bank had an investment in stock issued by the FHLB carried at a cost basis (par value) of $6.4 million, which entirely represented its membership stock. The Bank was not required to have any activity stock because it did not have any outstanding FHLB advance balance at December 31, 2019.
Other borrowings:
In addition to liquidity provided by the FHLB, the Bank maintained an uncommitted credit facility with the Federal Reserve Bank of $73.1 million, of which there were no advances or borrowings outstanding as of December 31, 2019. The Bank also maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank, Pacific Coast Bankers’ Bank, and JP Morgan Chase to purchase federal funds of up to $140.0 million, of which there were no advances or borrowings outstanding as of December 31, 2019.
Supervision and Regulation
We are subject to extensive legislation, regulation, and supervision under federal law and the law of Washington State, which are primarily intended to protect depositors and the FDIC, and not shareholders. The laws and regulations affecting banks and bank holding companies have changed significantly particularly in connection with the enactment of the Dodd-Frank Act. Among other changes, the Dodd-Frank Act established the Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. See “—Other Regulatory Developments—The Dodd-Frank Act” herein for a discussion of this legislation.
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
The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd Frank Act and Federal Reserve policy provides that a bank holding company shall be required to serve as a source of financial strength for its subsidiary bank. A bank holding company’s failure to meet its obligation to serve as a source of strength by providing financial assistance to a subsidiary bank in financial distress is generally considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both.
Under the prompt corrective action provisions of the Federal Deposit Insurance Act, a bank holding company with an undercapitalized subsidiary bank must guarantee, within limitations, the capital restoration plan that is required to be implemented for its undercapitalized subsidiary bank. If an undercapitalized subsidiary bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve may, among other restrictions, prohibit the bank holding company or its undercapitalized subsidiary bank from paying any dividend or making any other form of capital distribution without the prior approval of the Federal Reserve. Federal Reserve policy also provides that a bank holding company may pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividend and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. A bank holding company or bank that does not meet the capital conservation buffer requirement is subject to restrictions on the payment of dividends. See “—Capital Adequacy” below. In addition, under Washington corporate law, a company generally may not pay dividends if, after that payment, the company would not be able to pay its liabilities as they become due in the usual course of business or its total assets would be less than its total liabilities.
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
Heritage Bank
Heritage Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the FDIC. Heritage Bank is subject to regulation by the FDIC and the DFI.
Applicable Federal and State statutes and regulations which govern a bank’s operations relate to minimum capital requirements, required reserves against deposits, investments, loans, legal lending limits, mergers and consolidation, borrowings, issuance of securities, payment of dividends, establishment of branches, and other aspects of its operations, among other things. The DFI and the FDIC also have authority to prohibit banks under their supervision from engaging in what they consider to be unsafe and unsound practices.
The Bank is required to file periodic reports with the FDIC and the DFI and is subject to periodic examinations and evaluations by these regulatory authorities. Based upon these evaluations, the regulators may revalue the assets of an institution and require that it establish specific reserves to compensate for the differences between the determined value and the book value of such assets. These examinations must be conducted at least every 12 months.
Dividends paid by the Bank provide substantially all of our cash flow. The FDIC and the DFI also have the general authority to restrict capital distributions by the Bank, including dividends paid by the Bank to Heritage. Such restrictions are generally tied to the Bank’s capital levels after giving effect to such distributions. For additional information regarding the restrictions on the payment of dividends, see ”—Capital Adequacy" below and Note (17) Stockholders' Equity herein.
Capital Adequacy
The Federal Reserve and FDIC have issued substantially similar risk-based and leverage capital regulations applicable to bank holding companies and banks, respectively. In addition, these regulatory agencies may from time to time require that a bank holding company or bank maintain capital above the minimum levels, based on its financial condition or actual or anticipated growth. These regulations implement the regulatory capital reforms required by the Dodd-Frank Act and the Basel III requirements.
Under these capital regulations, the minimum capital ratios are: (1) a CET1 capital ratio of 4.5% of risk-weighted assets; (2) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%; (3) a Tier 1 capital ratio of 6.0% of risk-weighted assets; and (4) a total capital ratio of 8.0% of risk-weighted assets. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income (loss), net unless an institution elects to exclude accumulated other comprehensive income (loss), net from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.
In addition to the minimum CET1, Tier 1, leverage ratio and total capital ratios, the Company and the Bank must maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% above the required minimum risk-based capital levels in order to avoid limitations on paying dividends, repurchasing shares, and paying discretionary bonuses. To be considered "well capitalized," a bank holding company must have, on a consolidated basis, a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater and must not be subject to an individual order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level. To be considered “well capitalized,” a depository institution must have a a CET1 capital ratio of at least 6.5%, a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10% and not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level. The FDIC has not imposed such a requirement on Heritage Bank. As of December 31, 2019, the Company and the Bank met all minimum requirements and the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.
For a complete description of the Company’s and the Bank's required and actual capital levels as of December 31, 2019, see Note (23) Regulatory Capital Requirements of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data. Also, see Other Regulatory Developments below for additional information related to CECL and the Community Bank Leverage Ratio which may impact our capital levels and requirements in the future.
Prompt Corrective Action
Federal statutes establish a supervisory framework for FDIC-insured institutions based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution’s category depends upon where its capital levels are in relation to relevant capital measures. The well capitalized category is described above. An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits. To be considered adequately capitalized, an institution must have the minimum capital ratios described above. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.
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
As of December 31, 2019, the Bank met the requirements to be classified as “well capitalized.” See Note (23) Regulatory Capital Requirements of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.
Classification of Loans
Federal regulations require the Bank to periodically evaluate the risks inherent in its loan portfolio. In addition, the DFI and the FDIC have the authority to identify adversely classified loans and, if appropriate, require them to be reclassified. There are three types of classified loans: Substandard, Doubtful, and Loss. Substandard loans have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. Doubtful loans have the weaknesses of Substandard loans, with additional characteristics that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable. There is a high probability of some loss in loans classified as Doubtful. A loan classified as Loss is considered uncollectible and of such little value that continuance as a loan of the institution is not warranted. If a loan or a portion of the loan is classified as Loss, the institution must charge-off this amount.
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
The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. In addition, the Dodd-Frank Act set the minimum designated reserve ratio of the Deposit Insurance Fund at 1.35%, required the FDIC to set a target for the ratio each year, and eliminated the requirement that the FDIC pay dividends to insured depository institutions when the ratio exceeds certain thresholds. The FDIC set the target ratio at 2.0% and adopted a plan to achieve that target ratio. Currently, total base assessment rates range from 1.5 to 40 basis points on an annualized basis, subject to certain adjustments. Under current regulations, the ranges of assessment rates are scheduled to decrease as the ratio increases in increments above 2.0%. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.
The FDIC announced that the Deposit Insurance Fund ratio surpassed 1.35% as of September 30, 2018 which triggered two changes under the regulations: surcharges on large banks (total consolidated assets of $10 billion or more) ended and small banks (total consolidated assets of less than $10 billion, which includes the Bank) were awarded assessment credits for the portion of their assessments that contributed to the growth in the Reserve Ratio from 1.15% to 1.35% to be applied when the reserve ratio is at least 1.35%. The Bank was awarded $1.2 million in small bank assessment credits of which $726,000 was applied against quarterly FDIC assessments during the year ended December 31, 2019. The remaining balance of small bank assessment credits is available to the Bank for future FDIC assessments for any quarter that the reserve ratio is above 1.35%.
Other Regulatory Developments
The following summarizes some of the significant federal legislation affecting banking in recent years.
The Dodd-Frank Act.    The Dodd-Frank-Act imposes restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and implements new capital regulations that we are subject to and that are discussed above under “—Capital Adequacy.”
The federal banking and securities regulators have issued final rules to implement Section 619 of the Dodd-Frank Act, commonly known as the “Volcker Rule.” Generally, subject to a transition period and certain exceptions, the Volcker Rule restricts insured depository institutions and their affiliated companies from engaging in short-term proprietary trading of certain securities, investing in funds with collateral comprised of any loans that are not registered with the SEC and from engaging in hedging activities that do not hedge a specific identified risk. In accordance with the transition period, the Volcker Rule prohibitions and restrictions apply to banking entities, including the Company and the Bank, unless an exception applies. We are continuously reviewing our investment portfolio to determine if changes to our investment strategies may be required in order to comply with the various provisions of the Volcker Rule.
In addition, among other changes, the Dodd-Frank Act requires public companies, like us, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the CEO's annual total compensation to the median annual total compensation of all other employees.
Economic Growth Act.    In May 2018 the Economic Growth Act was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Economic Growth Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion.
The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a Community Bank Leverage Ratio. In addition, the Economic Growth Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.
The FDIC introduced the final rule applicable to the Community Bank Leverage Ratio during 2019. The new ratio is an optional framework that is designed to reduce regulatory burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework starting in the first quarter of 2020. Qualifying community banking organizations that elect to use the Community Bank Leverage Ratio framework and that maintain a leverage ratio of greater than nine percent are considered to have satisfied the risk-based and leverage capital requirements in the agencies’ generally applicable capital rule. Additionally, such insured depository institutions are considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The leverage ratio required for purposes of the new framework is calculated as tier 1 capital divided by average total consolidated assets, consistent with how banking organizations calculate their leverage ratio under the current rules.
It is difficult at this time to predict when or how any new standards under the Economic Growth Act will ultimately be applied to us or what specific impact the Act and the yet-to-be-written implementing rules and regulations will have on community banks.
Current Expected Credit Losses Model.     The FASB has adopted a new accounting standard for GAAP that was effective for us on January 1, 2020. This standard, referred to as CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.
The federal banking regulators (the Federal Reserve, the OCC and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.
Sarbanes-Oxley Act.     As a public company that files periodic reports with the SEC, under the Exchange Act, Heritage is subject to the Sarbanes-Oxley Act, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information.
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
Code of Ethics
We have adopted a Code of Ethics that applies to our principal officers. We have posted the text of our Code of Ethics at www.hf-wa.com in the section titled Overview: Governance Documents. Any waivers of the code of ethics will be publicly disclosed to shareholders.
Competition
We compete for loans and deposits with other commercial banks, credit unions, mortgage bankers, and other providers of financial services, including finance companies, online-only banks, mutual funds, insurance companies, and more recently with financial technology (or "FinTech") companies that rely on technology to provide financial services. Many of our competitors have substantially greater resources than we do. Particularly in times of high or rising interest rates, we also face significant competition for investors’ funds from short-term money market securities and other corporate and government securities.
We compete for loans principally through the range and quality of the services we provide, interest rates and loan fees, and the locations of our Bank's branches. We actively solicit deposit-related clients and compete for deposits by offering depositors a variety of savings accounts, checking accounts, cash management and other services.
Employees
We had 884 full-time equivalent employees at December 31, 2019. We believe that employees play a vital role in the success of a service company. Employees are provided with a variety of benefits such as medical, vision, dental and life insurance, a retirement plan, and paid vacations and sick leave. None of our employees are covered by a collective bargaining agreement.

Executive Officers
The following table sets forth certain information with respect to the executive officers of the Company at December 31, 2019.

Name	Age as of December 31, 2019	Position	Has Served the Company or Heritage Bank Since
Brian L. Vance	65	Executive Chair of the Board	1996
Jeffrey J. Deuel	61	Chief Executive Officer of Heritage	2010
Donald J. Hinson	58	Executive Vice President and Chief Financial Officer of Heritage and Heritage Bank	2005
David A. Spurling	66	Executive Vice President and Chief Credit Officer of Heritage and Heritage Bank	2001
Bryan McDonald	48	Executive Vice President and Chief Operating Officer of Heritage and Heritage Bank	2014
Cindy Huntley	56	Executive Vice President and Chief Banking Officer of Heritage Bank	1988
The business experience of each executive officer is set forth below.
Mr. Vance was appointed the Executive Chair of the Board in June 2019. He served as the Chief Executive Officer of Heritage Financial Corporation from June 2018 to June of 2019. In 2006, Mr. Vance was appointed President and Chief Executive Officer of Heritage and Heritage Bank, and Vice Chairman and Chief Executive Officer of Central Valley Bank. In 2003, Mr. Vance was appointed President and Chief Executive Officer of Heritage Bank and in 1998, Mr. Vance was named President and Chief Operating Officer of Heritage Bank. Mr. Vance joined Heritage Bank in 1996 as its Executive Vice President and Chief Credit Officer. Prior to joining Heritage Bank, Mr. Vance was employed for 24 years with West One Bank, a bank with offices in Idaho, Utah, Oregon and Washington. Prior to leaving West One, he was Senior Vice President and Regional Manager of Banking Operations for the south Puget Sound region.
Mr. Deuel is the Chief Executive Officer of Heritage Bank and Heritage Financial Corporation. Mr. Deuel was promoted to President and Chief Executive Officer of Heritage Bank and President of Heritage Financial Corporation effective July 2018 and then promoted to Chief Executive Officer of Heritage Financial Corporation effective July 2019. Mr. Deuel was promoted to President and Chief Operating Officer of Heritage Bank and Executive Vice President of Heritage Financial Corporation in September 2012. In November 2010, Mr. Deuel was named Executive Vice President and Chief Operating Officer of Heritage Bank and Executive Vice President of the Company. Mr. Deuel joined Heritage Bank in February 2010 as Executive Vice President. Mr. Deuel came to the Company with 28 years of banking experience and previously held the position of Executive Vice President Commercial Operations with JPMorgan Chase, formerly Washington Mutual. Prior to joining Washington Mutual Mr. Deuel was based in Philadelphia where he worked for Bank United, First Union Bank, CoreStates Bank, and First Pennsylvania Bank. During his career Mr. Deuel held a variety of leadership positions in commercial banking including lending, credit administration, portfolio management, retail, corporate strategies, and support services. He earned his Bachelor’s degree at Gettysburg College.
Mr. Hinson was promoted to Executive Vice President and Chief Financial Officer in September 2012. From 2007 to 2012, he was Senior Vice President and Chief Financial Officer. Mr. Hinson joined the Company in 2005 as Vice President and Controller. Prior to that, he served in the banking audit practice of local and national accounting firms of Knight, Vale and Gregory and RSM McGladrey from 1994 to 2005. Mr. Hinson holds a Bachelor's degrees in Accounting from Central Washington University and in Psychology from Western Washington University and is a licensed Certified Public Accountant.
David A. Spurling became Executive Vice President and Chief Credit Officer of Heritage and Heritage Bank in January 2014. Prior to that, he was the Senior Vice President and Chief Credit Officer of Heritage Bank beginning in 2007.  Mr. Spurling joined Heritage Bank in 2001 as a commercial lender, followed by a role as a commercial team leader. He began his banking career as a middle market lender at Seafirst Bank, followed by positions as a commercial lender at Bank of America in Small Business Banking and as a regional manager for Bank of America’s government-guaranteed lending division. Mr. Spurling holds a Master’s Degree in Business Administration from the University of Washington.

Bryan McDonald was appointed Executive Vice President and Chief Operating Officer of Heritage Bank in July of 2018. Mr. McDonald became Executive Vice President and Chief Lending Officer of Heritage Bank upon completion of the Washington Banking Merger effective on May 1, 2014. Mr. McDonald had previously served as President and Chief Executive Officer of Whidbey Island Bank since January 1, 2012. Mr. McDonald joined Whidbey Island Bank in 2006 as Commercial Banking Manager and he served as Senior Vice President and Chief Operating Officer of Whidbey Island Bank from April 1, 2010 until his promotion to Executive Vice President on August 26, 2010. Mr. McDonald has been serving in the banking industry since 1994, including regional commercial lending management roles with Washington Mutual and Peoples Bank. Mr. McDonald holds a Bachelor's and Master’s Degree in Business Administration from Washington State University.
Cindy Huntley was appointed Executive Vice President and Chief Banking Officer in September of 2019. Cindy has been with Heritage Bank since 1988 and previously served as a Senior Vice President in 2004 and Director of Retail Banking in 2006. She holds a Bachelor's Degree in Management from the University of Northern Colorado and graduated from the Pacific Coast Banking School.

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

•
from 2006 through 2019, we completed eight acquisitions or mergers, including one acquisition in 2006, two acquisitions during 2010, two acquisitions during 2013, one merger in 2014 and two acquisitions in 2018 that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future;

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
If we do not successfully execute our acquisition growth plan, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations. While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance that suitable growth opportunities will be available or that we will successfully manage our growth. See below “-If the goodwill we have recorded in connection with acquisitions becomes impaired, our earnings and capital could be reduced” and see above “-Our strategy of pursuing acquisitions and de novo branching exposes us to financial and operational risks that could adversely affect us” for additional risks related to our acquisition strategy.
The required accounting treatment of purchased loans we acquire through acquisitions could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
We are required to record purchased loans acquired through acquisitions at fair value, which may differ from the outstanding balance of such loans. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances on the acquisition date. The difference between the fair value and the outstanding balance of such loans is accreted into net interest income. Thus, our net interest margins may initially increase due to accretion. The yields on our loans could decline as our acquired loan portfolio pays down or matures, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods.
New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.
The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our stockholders. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. Regulatory authorities also have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and adequacy of an institution's allowance for loan losses. These bank regulators also have the ability to impose conditions in the approval of merger and acquisition transactions.
Our loan portfolio is concentrated in loans with a higher risk of loss.
Repayment of our commercial business loans, consisting of commercial and industrial loans as well as owner-occupied and non-owner occupied commercial real estate loans, is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. We offer different types of commercial business loans to a variety of businesses with a focus on real estate related industries and businesses in agricultural, healthcare, legal and other professions. The types of commercial business loans offered are lines of credit, term equipment financing and term real estate loans. We also originate loans that are guaranteed by the SBA, and we are a “preferred lender” of the SBA. Commercial business lending involves risks that are different from those associated with real estate lending. Our commercial business loans are primarily made based on our assessment of the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although these commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower. In addition, as part of our commercial business lending activities, we originate agricultural loans. Agricultural lending involves a greater degree of risk. Payments on agricultural loans are typically dependent on the profitable operation or management of the related farm property. The success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally), changes in the economy (such as tariffs) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired.
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
At December 31, 2019, our commercial business loans totaled $2.95 billion, or approximately 78.3% of our total loan portfolio. Approximately $44.3 million, or 1.5%, of our commercial business loans were nonperforming at December 31, 2019. The majority of the nonperforming commercial business loans were commercial and industrial loans of which nonperforming agricultural lending was $25.9 million, or 58.1% of nonperforming loans. Our agricultural lending totaled $99.6 million, or 2.6% of our total loan portfolio and 3.4% of our commercial business loans at December 31, 2019.
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

As of December 31, 2019, our non-owner occupied commercial real estate loans totaled $1.29 billion, or 34.3% of our total loan portfolio. Approximately $6.1 million, or 0.5%, of our non-owner occupied commercial real estate loans were nonperforming at December 31, 2019.
Our real estate construction and land development loans are based upon estimates of costs and the related value associated with the completed project. These estimates may be inaccurate. Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the complete project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in demand for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and more costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser's borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. Land development loans also pose additional risk because of the lack of income being produced by the property and potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions.
As of December 31, 2019, our real estate construction and land development loans totaled $276.7 million, or 7.3% of our total loan portfolio. Of these loans, $104.9 million, or 2.8% of our total loan portfolio, were one-to-four family residential construction related and $171.8 million, or 4.5% of our total loan portfolio, were five or more family residential and commercial property construction related. None of our total construction and land development loans were nonperforming at December 31, 2019.
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
We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged against earnings, which we believe is appropriate to absorb probable incurred losses in our loan portfolio. The amount of this allowance is determined by our management through a periodic comprehensive review and consideration of several factors, including, but not limited to:

•	our general reserve, based on our historical default and loss experience;

•	our specific reserve, based on our evaluation of impaired loans and their underlying collateral or discounted cash flows; and

•	current macroeconomic factors and regulatory requirements.
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
The FASB has adopted a new accounting standard referred to as CECL which will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses. This accounting pronouncement was adopted by us effective for our fiscal year beginning January 1, 2020. Please see Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements in Item 8. Financial Statements And Supplementary Data for an evaluation of the impact the CECL accounting model will have on our accounting. The federal banking regulators, including the Federal Reserve and the FDIC, have adopted a rule that gives a banking organization the option to phase in over a three year period the day one adverse effects of CECL on its regulatory capital. Any increases in the allowance for loan losses due to the one-time cumulative-effect adjustment will result in a decrease in capital and may have a material adverse effect on our financial condition and results of operations.
If our allowance for loan losses is not sufficient to cover actual loan losses our earnings could decrease.
For the year ended December 31, 2019 we recorded a provision for loan losses of $4.3 million compared to $5.1 million for the year ended December 31, 2018. We recorded net charge-offs of loans of $3.2 million for the year ended December 31, 2019 compared to $2.2 million for the year ended December 31, 2018. At December 31, 2019 our total nonperforming loans were $44.5 million, or 1.18% of loans receivable, net, compared to $13.7 million or 0.37% of loans receivable, net, at December 31, 2018. Generally, our nonperforming loans reflect operating difficulties of individual borrowers, which may be the result of current economic conditions. If economic conditions deteriorate, we expect that we could experience significantly higher delinquencies and loan charge-offs. As a result, we may be required to make further increases in our provision for loan losses in the future, which could adversely affect our financial condition and results of operations, perhaps materially.
General economic conditions tend to impact loan segments at varying degrees. At December 31, 2019, our commercial and industrial loan portfolio had the greatest percentage of nonaccrual loans of 75.3% as the borrowers are primarily business owners whose business results are influenced by economic conditions as well as impact of the types of collateral generally securing these loans. Our owner-occupied commercial real estate loans and non-owner occupied commercial real estate loans portfolio, which contained 10.6% and 13.6%, respectively, of our nonaccrual loans at December 31, 2019, generally have a large percentage of nonperforming loans because of the same reasons as the commercial and industrial loan portfolio noted above.
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
A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loans are geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower’s ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, governmental rules or policies and natural disasters such as earthquakes and flooding. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.
Adverse changes in the regional and general economy could reduce our growth rate, impair our ability to collect loans and generally have a negative effect on our financial condition and results of operations.
If the goodwill we have recorded in connection with acquisitions becomes impaired, our earnings and capital could be reduced.
Accounting standards require that we account for acquisitions using the purchase method of accounting. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with GAAP, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. The evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. At December 31, 2019, we had goodwill with a carrying amount of $240.9 million.
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
We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and/or sell loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets, (iii) our ability to obtain and retain deposits in competition with other available investment alternatives, (iv) the ability of our borrowers to repay adjustable or variable rate loans, and (v) the average duration of our investment securities portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In an attempt to help the overall economy, the Federal Reserve kept interest rates low through its targeted Fed Funds rate for a number of years; however, the Federal Reserve steadily increased the targeted Fed Funds rate in 2018 and 2017. Beginning in August 2019 the Federal Reserve has reduced the targeted Fed Funds rate 25 basis points three times to a range of 1.50% to 1.75% at December 31, 2019 in response to some recent weakness in economic data and indicated possible further decreases, subject to economic conditions. If the Federal Reserve increases the targeted federal funds rates, overall interest rates will likely rise, which may negatively impact both the housing market by reducing refinancing activity and new home purchases, and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans which could negatively affect our financial performance.
A sustained increase in market interest rates could adversely affect our earnings. As is the case with many banks and saving institutions, our emphasis on increasing the development of core deposits--those deposits bearing no or a relatively low rate of interest with no state maturity date--has resulted in our interest-bearing liabilities having a shorter duration than our assets. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.
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
Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect our results of operations.
On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, subordinated debentures, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. The Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, selected a new index (the Secured Overnight Financing Rate or "SOFR") to replace LIBOR. SOFR is calculated as a volume-weighted median of transaction level data from the Bank of New York Mellon, Global Collateral Finance Repo and bilateral Treasury repo transactions cleared through the Fixed Income Clearing Corporation. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question, although some transactions using SOFR have been completed in 2019, and the future of LIBOR remains uncertain at this time. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers or our existing borrowings, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.
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
We originate and sell one-to-four family residential loans. Our mortgage banking income is a significant portion of our noninterest income. We generate gains on the sale of one-to-four family residential loans pursuant to programs currently offered by the Federal Home Loan Mortgage Corporation and other secondary market purchasers. Any future changes in their purchase programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations. Further, in a rising or higher interest rate environment, our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in mortgage banking revenues and a corresponding decrease in noninterest income. In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.
Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. A tightening of the credit markets and the inability to obtain adequate funding may negatively affect our liquidity, asset growth and, consequently, our earnings capability and capital levels. In addition to any deposit growth, and the sale of loans or investment securities, maturity of investment securities and loan payments, we rely from time to time on advances from the FHLB, and certain other wholesale funding sources to meet liquidity demands. Our liquidity position could be significantly constrained if we were unable to access funds from the FHLB or other wholesale funding sources. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.
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
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. At some point, we may need to raise additional capital to support our growth or replenish future losses. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we are able to raise capital it may not be on terms that are acceptable to us. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and adversely affected.
In addition, any additional capital we obtain may result in the dilution of the interests of existing holders of our common stock. Further, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.
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
We rely on other companies to provide key components of our business infrastructure.
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent a service agreement is not renewed by the third party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.
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
We are an entity separate and distinct from our subsidiary, Heritage Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will be, dependent upon dividends from the Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on our common stock. The Bank's ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.
Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.
As a bank, we are susceptible to fraudulent activity that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer’s information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes, although such losses have been relatively insignificant to date. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.
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
Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where we conduct our business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer, Jeffrey J. Deuel, and certain other employees. The loss of key personnel could adversely affect our ability to successfully conduct our business.
Our ability to sustain or improve upon existing performance is dependent upon our ability to respond to technological change, and we may have fewer resources than some of our competitors to continue to invest in technological improvements.
The financial services industry is experiencing rapid technological changes with frequent introductions of new technology-driven products and services. Effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Many of our competitors have substantially greater resources to invest in technological improvements than we do. Our future success will depend, to some degree, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products or services or be successful in marketing these products and services. Additionally, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may cause services interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. There can be no assurance that we will be able to successfully manage the risks associated with increased dependency on technology.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
The Company has no unresolved staff comments from the SEC as it relates to the Company's financial information as reported in the Form 10-K.

ITEM 2.     PROPERTIES
Our executive offices and the main office of Heritage Bank are located in approximately 22,000 square feet of the headquarters building and adjacent office space and main branch office which are owned by Heritage Bank and located in downtown Olympia, Washington. In addition, the Company's branch network at December 31, 2019 was comprised of 62 branches located throughout Washington and Oregon. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are adequate to meet our present and immediately foreseeable needs. We will, however, continue to monitor customer growth and expand our branching network, if necessary, to serve our customers' needs.
For additional information concerning our premises and equipment and lease obligations, see Note (7) Premises and Equipment and Note (15) Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.

ITEM 3.     LEGAL PROCEEDINGS
We, and our Bank, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol HFWA. At December 31, 2019, we had approximately 1,348 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 36,618,729 outstanding shares of common stock.
Stock Repurchases
The Company has had various stock repurchase programs since March 1999. On October 23, 2014, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 1,513,000 shares, under the eleventh stock repurchase plan. At December 31, 2019, there were approximately 639,922 shares remaining to be purchased under the eleventh stock repurchase plan. The number, timing and price of shares repurchased will depend on business and market conditions, and other factors, including opportunities to deploy the Company's capital.
Since the inception of the eleventh plan, the Company has repurchased 872,678 shares at an average share price of $20.03. During the year ended December 31, 2019, the Company repurchased 292,712 shares with an average share price of $26.50. No shares were repurchased under this plan during the years ended December 31, 2018 and 2017.
In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total repurchased shares for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Repurchased shares to pay withholding taxes (1)	28,479	53,256	29,429
Stock repurchase to pay withholding taxes average share price	$30.83	$31.99	$25.01

(1)
During the year ended December 31, 2018, the Company repurchased 26,741 shares related to the withholding taxes due on the accelerated vesting of the restricted stock units of Puget Sound which were converted to Heritage common stock shares with a share price of $31.80 under the terms of the Puget Sound Merger.

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended December 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019— October 31, 2019	—	$—	8,186,101	639,922
November 1, 2019—November 30, 2019	—	—	8,186,101	639,922
December 1, 2019—December 31, 2019	45	27.09	8,186,101	639,922
Total	45	$27.09

(1)
Of the common shares repurchased by the Company between October 1, 2019 and December 31, 2019, all of the shares represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units.

Stock Performance Graph
The following graph depicts total return to shareholders during the five-year period beginning December 31, 2014 and ending December 31, 2019. Total return includes appreciation or depreciation in market value of the Company’s common stock as well as actual cash and stock dividends paid to common shareholders. The graph additionally shows the five-year comparison of the total return to shareholders of the Company’s common stock as compared to the NASDAQ Composite Index and the SNL U.S. Bank NASDAQ Index. The NASDAQ Composite Index is a comparative broad market index comprised of all domestic and international common stocks listed on the Nasdaq Stock Market. The SNL U.S. Bank NASDAQ Index is a comparative peer index comprised of banks and related holding companies listed on the NASDAQ Stock Market. The graph assumes that the value of the investment in Heritage’s common stock and each of the three indices was $100 on December 31, 2014, and that all dividends were reinvested.
.

	Years Ended December 31,
Index	2014	2015	2016	2017	2018	2019
Heritage Financial Corporation	$100.00	$110.63	$157.42	$192.51	$189.92	$186.11
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
SNL U.S. Bank NASDAQ Index	100.00	107.95	149.68	157.58	132.82	166.75
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

Matters affecting comparability in the five-year summary detailed below include the Premier and Puget Mergers completed in 2018 as discussed below.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share amounts)
Operations Data:
Interest income	$217,850	$199,406	$147,709	$138,512	$135,739
Interest expense	18,168	12,413	8,346	6,006	6,120
Net interest income	199,682	186,993	139,363	132,506	129,619
Provision for loan losses	4,311	5,129	4,220	4,931	4,372
Noninterest income	32,462	31,618	35,579	31,619	32,268
Noninterest expense	146,788	149,187	110,575	106,473	106,208
Income tax expense (1)	13,488	11,238	18,356	13,803	13,818
Net income	67,557	53,057	41,791	38,918	37,489
Earnings per common share
Basic	$1.84	$1.49	$1.39	$1.30	$1.25
Diluted	1.83	1.49	1.39	1.30	1.25
Dividend payout ratio to common shareholders (2)	45.9%	48.3%	43.9%	55.4%	42.4%
Performance Ratios:
Net interest spread (3)	4.03%	4.15%	3.83%	3.89%	4.04%
Net interest margin (4)	4.22	4.29	3.93	3.96	4.11
Efficiency ratio (5)	63.23	68.24	63.21	64.87	65.61
Noninterest expense to average assets	2.71	3.00	2.78	2.84	3.01
Return on average assets	1.25	1.07	1.05	1.04	1.06
Return on average common equity	8.56	7.72	8.36	8.01	8.08

(1)
The Tax Act decreased the federal corporate income tax rate from 35% to 21% beginning January 1, 2018 and impacted the comparability of our results. The results for the year ended December 31, 2017 included a $2.6 million increase to the income tax expense as a result of the revaluation of our deferred tax assets and liabilities to account for the tax rate change.

(2)	Dividend payout ratio is declared dividends per common share divided by diluted earnings per common share.

(3)	Net interest spread is the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest earning assets.

(5)	The efficiency ratio is noninterest expense divided by the sum of net interest income and noninterest income.

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance Sheet Data:
Total assets	$5,552,970	$5,316,927	$4,113,270	$3,878,981	$3,650,792
Total loans receivable, net	3,731,708	3,619,118	2,816,985	2,609,666	2,372,296
Investment securities	952,312	976,095	810,530	794,645	811,869
Goodwill and other intangible assets	257,552	261,553	125,117	126,403	127,818
Deposits	4,582,676	4,432,402	3,393,060	3,229,648	3,108,287
Federal Home Loan Bank advances	—	—	92,500	79,600	—
Junior subordinated debentures	20,595	20,302	20,009	19,717	19,424
Securities sold under agreement to repurchase	20,169	31,487	31,821	22,104	23,214
Stockholders’ equity	809,311	760,723	508,305	481,763	469,970
Financial Measures:
Book value per common share	$22.10	$20.63	$16.98	$16.08	$15.68
Stockholders' equity to assets ratio	14.6%	14.3%	12.4%	12.4%	12.9%
Net loans to deposits (1)	82.2%	82.4%	84.0%	81.8%	77.3%
Capital Ratios:
Total risk-based capital ratio	12.8%	12.9%	12.8%	13.0%	13.7%
Tier 1 risk-based capital ratio	12.0	12.1	11.8	12.0	12.7
Leverage ratio	10.6	10.5	10.2	10.3	10.4
Common equity Tier 1 capital to risk-weighted assets	11.5	11.7	11.3	11.4	12.0
Asset Quality Ratios:
Nonperforming loans to loans receivable, net	1.18%	0.37%	0.38%	0.41%	0.40%
Allowance for loan losses to loans receivable, net	0.96	0.96	1.13	1.18	1.24
Allowance for loan losses to nonperforming loans	81.22	255.73	299.79	284.93	307.67
Nonperforming assets to total assets	0.82	0.30	0.26	0.30	0.32
Net charge-off on loans to average loans receivable, net	0.09	0.06	0.12	0.14	0.10
Other Data:
Number of banking offices	62	64	59	63	67
Number of full-time equivalent employees	884	859	735	760	717
Deposits per branch	73,914	69,256	57,509	51,264	46,392
Assets per full-time equivalent	6,282	6,190	5,596	5,104	5,092

(1)	Loans receivable, net of deferred costs divided by deposits.
During the period from December 31, 2015 through December 31, 2019 total assets increased $1.90 billion, or 52.1%, to $5.55 billion as of December 31, 2019 from $3.65 billion at December 31, 2015. The total loans receivable, net of allowance for loan losses increased $1.36 billion, or 57.3%, to $3.73 billion as of December 31, 2019 from $2.37 billion at December 31, 2015. Loan increases during the four-year period were attributable primarily to the Premier and Puget Mergers with a combined fair value of loans acquired of $718.6 million as of the merger dates. The remaining increase in loans of $640.8 million, or 6.2% annualized growth, was due to organic growth.
Deposits increased $1.47 billion, or 47.4%, to $4.58 billion at December 31, 2019 from $3.11 billion at December 31, 2015. Deposit increases during the four-year period were attributable primarily to the Premier and Puget Mergers with a combined fair value of deposits acquired of $824.6 million as of the merger dates. From December 31,

2015 to December 31, 2019, non-maturity or core deposits (which we define to include all deposits except certificates of deposit), including acquired deposits, increased $1.37 billion, or 51.0%, to $4.06 billion at December 31, 2019. The percentage of certificate of deposit accounts to total deposits decreased to 11.4% at December 31, 2019 from 13.5% at December 31, 2015.
Stockholders’ equity increased by $339.3 million, or 72.2%, to $809.3 million at December 31, 2019 from $470.0 million at December 31, 2015 due primarily to a combination of earnings and issuances of common stock for the Premier and Puget Mergers, partially offset by repurchases of common stock and declarations of cash dividends. Our net income increased $30.1 million, or 80.2%, to $67.6 million for the year ended December 31, 2019 from $37.5 million for the year ended December 31, 2015 as a result of growth in the Company due primarily to the Premier and Puget Mergers. Net interest income increased $70.1 million, or 54.1%, to $199.7 million for the year ended December 31, 2019 from $129.6 million during the year ended December 31, 2015. The increase in net interest income was primarily a result of an increase in interest income of $82.1 million, or 60.5%, to $217.9 million for the year ended December 31, 2019 from $135.7 million for the year ended December 31, 2015.The increase in net income was partially offset by an increase in noninterest expense of $40.6 million, or 38.2%, to $146.8 million for the year ended December 31, 2019 from $106.2 million for the year ended December 31, 2015 as a result of the growth of the Company primarily through the Premier and Puget Mergers.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company for the year ended December 31, 2019. The information contained in this section should be read with the December 31, 2019 audited Consolidated Financial Statements and Notes thereto included in Item 8. Financial Statements And Supplementary Data of this Form 10-K.
This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Form 10-K for the fiscal year ended December 31, 2018.

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
We calculate an appropriate allowance for loan losses for the loans in our loan portfolio by applying historical loss factors for homogeneous classes of the portfolio, adjusted for changes to the above-noted environmental factors. We may record a specific allowance for impaired loans, including loans on nonaccrual status and TDR loans, after a careful analysis of each loan’s credit and collateral factors. Our analysis of an appropriate allowance for loan losses combines the provisions made for our non-impaired loans and the specific provisions made for each impaired loan.
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
For additional information regarding the allowance for loan losses, its relation to the provision for loan losses, its risk related to asset quality and lending activity, see “—Results of Operations for the Years Ended December 31, 2019 and 2018—Provision for Loan Losses” and “—Consolidated Financial Condition —Allowance for Loan Losses” below, Item 1A. Risk Factors—Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio as well as Note (5) Allowance for Loan Losses of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.

Estimated Expected Cash Flows related to PCI Loans
Loans purchased in an acquisition with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In situations where such PCI loans have similar risk characteristics, loans may be aggregated into pools to estimate cash flows. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation.
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

Other-Than-Temporary Impairments in the Fair Value of Investments
Unrealized losses on investment securities available for sale are evaluated at least quarterly to determine whether declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in interest rates, there has not been significant deterioration in the financial condition of the issuer, and it is not more likely than not that the Company will be required to sell the security before the anticipated recovery of its remaining carrying value. Other factors that may be considered in determining whether a decline in the value of an investment security is “other than temporary” include ratings by recognized rating agencies; actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security; the financial condition, capital strength and near-term prospects of the issuer and recommendations of investment advisors or market analysts. Therefore, deterioration of market conditions could result in impairment losses recognized within the investment portfolio.

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
For the year ended December 31, 2019, the Company completed step one of the two-step process of the goodwill impairment test. Based on the results of the test, the Company concluded that the reporting unit’s fair value was greater than its carrying value and there was no impairment of goodwill.
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

Consolidated Financial Condition
The Company’s total assets increased $236.0 million, or 4.4%, to $5.55 billion at December 31, 2019 from $5.32 billion at December 31, 2018. The increase was primarily due to a $112.6 million, or 3.1%, increase in loans receivable, net. Total assets also increased due to a $65.6 million, or 66.6%, increase in prepaid expenses and other assets due primarily to an increase in capital contributions in the Company's investment in LIHTC partnerships totaling $46.7 million during 2019 and the recognition of $29.8 million in operating lease ROU assets from the adoption of ASU 2016-02, Leases. The Company's investment in LIHTC partnerships increased $41.8 million inclusive of amortization, or 82.0%, to $92.7 million at December 31, 2019 from $50.9 million at December 31, 2018. As of December 31, 2019, the Company’s lease ROU assets totaled $23.0 million. Additionally, cash and cash equivalents increased $66.7 million, or 41.2% to $228.6 million at December 31, 2019 from $161.9 million at December 31, 2018 due to an inflow of deposits at year-end 2019. The asset balances at December 31, 2019 and 2018 and the changes in those balances are included in the following table:

	December 31, 2019	December 31, 2018	Change 2019 vs. 2018	Percent Change 2019 vs. 2018
	(Dollars in thousands)
Cash and cash equivalents	$228,568	$161,910	$66,658	41.2%
Investment securities available for sale, at fair value	952,312	976,095	(23,783)	(2.4)
Loans held for sale	5,533	1,555	3,978	255.8
Total loans receivable, net	3,731,708	3,619,118	112,590	3.1
Other real estate owned	841	1,983	(1,142)	(57.6)
Premises and equipment, net	87,888	81,100	6,788	8.4
Federal Home Loan Bank stock, at cost	6,377	6,076	301	5.0%
Bank owned life insurance	103,616	93,612	10,004	10.7
Accrued interest receivable	14,446	15,403	(957)	(6.2)
Prepaid expenses and other assets	164,129	98,522	65,607	66.6
Other intangible assets, net	16,613	20,614	(4,001)	(19.4)
Goodwill	240,939	240,939	—	—
Total assets	$5,552,970	$5,316,927	$236,043	4.4%

Investment Activities Overview
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

Investment securities available for sale decreased $23.8 million, or 2.4%, to $952.3 million at December 31, 2019 from $976.1 million at December 31, 2018. The decrease was due primarily to maturities, calls and payments of investment securities of $242.3 million and sales of investment securities of $44.0 million, offset partially by purchases of investment securities of $242.8 million and an increase in the fair value of investment securities available for sale, net of $22.6 million during the year ended December 31, 2019. The following table provides information regarding our investment securities available for sale at the dates indicated:

	December 31, 2019		December 31, 2018		December 31, 2017
	Fair Value	% of Total Investments	Fair Value	% of Total Investments	Fair Value	% of Total Investments
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$105,223	11.0%	$101,603	10.4%	$13,442	1.7%
Municipal securities	133,014	14.0	158,864	16.3	250,015	30.8
Mortgage-backed securities and collateralized mortgage obligations(1):
Residential	339,608	35.7	331,602	34.0	280,211	34.5
Commercial	327,095	34.4	333,761	34.2	217,079	26.8
Collateralized loan obligations	—	—	—	—	4,580	0.6
Corporate obligations	24,194	2.5	25,563	2.6	16,770	2.1
Other securities(2)(3)	23,178	2.4	24,702	2.5	28,433	3.5
Total	$952,312	100.0%	$976,095	100.0%	$810,530	100.0%

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.

(2)	Primarily asset-backed securities issued and guaranteed by U.S. Government-sponsored agencies.

(3)
As a result of the adoption of FASB ASU 2016-01 on January 1, 2018, equity investments of $146,000 as of December 31, 2017 are no longer classified as investment securities available for sale and their presentation is not comparable to the presentation as of December 31, 2019 and 2018.

The following table provides information regarding our investment securities available for sale, by contractual maturity, at December 31, 2019.

	One Year or Less		Over One to Five Years		Over Five to Ten Years		Over Ten Years		Total
	Fair Value	Yield(2)	Fair Value	Yield(2)	Fair Value	Yield(2)	Fair Value	Yield(2)	Fair Value	Yield(2)
	(Dollars in thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$4,431	2.73%	$26,739	2.45%	$44,827	2.94%	$29,226	2.61%	$105,223	2.72%
Municipal securities	8,459	3.33	18,588	3.24	34,509	3.31	71,458	3.36	133,014	3.33
Mortgage-backed securities and collateralized mortgage obligations(1):									—
Residential	—	—	21,260	2.76	62,942	2.39	255,406	2.56	339,608	2.54
Commercial	5,000	2.48	86,951	2.53	156,372	2.70	78,772	2.76	327,095	2.67
Corporate obligations	998	3.65	23,196	2.97	—	—	—	—	24,194	3.00
Other securities(3)	—	—	—	—	—	—	23,178	2.93	23,178	2.93
Total	$18,888	2.99%	$176,734	2.68%	$298,650	2.74%	$458,040	2.74%	$952,312	2.55%

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.

(2)	Taxable equivalent weighted average yield.

(3)	Primarily asset-backed securities issued and guaranteed by U.S. Government-sponsored agencies.

Lending Activities Overview
The Bank is a full service commercial bank, which originates a wide variety of loans with a focus on commercial business loans. Total loans receivable, net of allowance for loan losses, increased $112.6 million, or 3.1%, to $3.73 billion at December 31, 2019 from $3.62 billion at December 31, 2018 due primarily to increases in total real estate construction and land development loans of $61.2 million, or 28.4%, to $276.7 million during the year ended December 31, 2019 and in one-to-four family residential loans of $30.3 million, or 29.8%, to $132.1 million during the year ended December 31, 2019.

The following table provides information about our loan portfolio by type of loan at the dates indicated. These balances are prior to deduction for the allowance for loan losses.

	December 31,
	2019		2018		2017		2016		2015
	Balance	% of Total(2)	Balance	% of Total(2)	Balance	% of Total(2)	Balance	% of Total(2)	Balance	% of Total(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$851,834	22.6%	$853,606	23.4%	$645,396	22.7%	$637,773	24.2%	$596,726	24.8%
Owner-occupied commercial real estate	806,609	21.4	779,814	21.3	622,150	21.8	558,035	21.1	572,609	23.8
Non-owner occupied commercial real estate	1,291,592	34.3	1,304,463	35.7	986,594	34.6	880,880	33.4	753,986	31.4
Total commercial business	2,950,035	78.3	2,937,883	80.4	2,254,140	79.1	2,076,688	78.7	1,923,321	80.0
One-to-four family residential (1)	132,088	3.5	101,763	2.8	86,997	3.1	77,391	2.9	72,548	3.0
Real estate construction and land development:
One-to-four family residential	104,910	2.8	102,730	2.8	51,985	1.8	50,414	1.9	51,752	2.2
Five or more family residential and commercial properties	171,777	4.5	112,730	3.1	97,499	3.4	108,764	4.1	55,325	2.3
Total real estate construction and land development	276,687	7.3	215,460	5.9	149,484	5.2	159,178	6.0	107,077	4.5
Consumer	406,628	10.8	395,545	10.8	355,091	12.5	325,140	12.3	298,167	12.4
Gross loans receivable	3,765,438	99.9	3,650,651	99.9	2,845,712	99.9	2,638,397	99.9	2,401,113	99.9
Net deferred loan costs	2,441	0.1	3,509	0.1	3,359	0.1	2,352	0.1	929	0.1
Loans receivable, net	$3,767,879	100.0%	$3,654,160	100.0%	$2,849,071	100.0%	$2,640,749	100.0%	$2,402,042	100.0%

(1)	Excludes loans held for sale of $5.5 million, $1.6 million, $2.3 million, $11.7 million, and $7.7 million as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(2)	Percent of total loans receivable, net.

The following table presents at December 31, 2019 (i) the aggregate contractual maturities of loans in the named categories of our loan portfolio and (ii) the aggregate amounts of fixed rate and variable or adjustable rate loans in the named categories.

	Maturing
	One Year or Less	Over One to Five Years	Over Five Years	Total
	(In thousands)
Commercial business	$339,218	$680,888	$1,929,929	$2,950,035
One-to-four family residential	226	1,748	130,114	132,088
Real estate construction and land development	99,877	37,537	139,273	276,687
Consumer	17,022	128,083	261,523	406,628
Gross loans receivable	$456,343	$848,256	$2,460,839	$3,765,438

Fixed rate loans	$85,968	$583,184	$914,728	$1,583,880
Variable or adjustable rate loans (1)	370,375	265,072	1,546,111	2,181,558
Total	$456,343	$848,256	$2,460,839	$3,765,438
(1) Includes certain commercial loans in which the Bank entered into non-hedge interest rate swap contracts with the borrower and a third party. Under these derivative contract arrangements, the Bank effectively earns a variable rate of interest based on one-month LIBOR plus various margins while the customer pays a fixed rate of interest. At December 31, 2019, the Bank had 60 separate interest rate swap contracts with borrowers with notional value of $221.4 million compared to 48 separate interest rate swap contracts with borrowers with notional value of $171.8 million at December 31, 2018. These loans primarily have a maturity of over five years.

Nonperforming Assets and Credit Quality Metrics
The following table provides information about our nonaccrual loans, other real estate owned and performing TDR loans for the indicated dates.

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$44,331	$12,564	$9,098	$8,580	$7,122
One-to-four family residential	19	71	81	94	38
Real estate construction and land development	—	899	1,247	2,008	2,414
Consumer	186	169	277	227	94
Total nonaccrual loans(1)	44,536	13,703	10,703	10,909	9,668
Other real estate owned	841	1,983	—	754	2,019
Total nonperforming assets	$45,377	$15,686	$10,703	$11,663	$11,687

Allowance for loan losses	$36,171	$35,042	$32,086	$31,083	$29,746

Allowance for loan losses to loans receivable, net	0.96%	0.96%	1.13%	1.18%	1.24%
Allowance for loan losses to nonaccrual loans	81.22	255.73	299.79	284.93	307.67
Nonperforming loans to loans receivable, net	1.18	0.37	0.38	0.41	0.40
Nonperforming assets to total assets	0.82	0.30	0.26	0.30	0.32

Performing TDR loans:
Commercial business	$13,663	$22,170	$25,729	$19,837	$17,345
One-to-four family residential	198	208	218	227	236
Real estate construction and land development	237	—	645	2,141	3,014
Consumer	368	358	165	83	100
Total performing TDR loans	$14,466	$22,736	$26,757	$22,288	$20,695

Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Potential problem loans	87,825	101,349	83,543	87,762	110,357
(1) At December 31, 2019, 2018, 2017, 2016 and 2015, $26.3 million, $6.9 million, $5.2 million, $6.9 million and $6.3 million of nonaccrual loans were considered TDR loans, respectively.
Nonaccrual Loans. Nonaccrual loans increased $30.8 million to $44.5 million, or 1.18% of loans receivable, net, at December 31, 2019 from $13.7 million, or 0.37% of loans receivable, net, at December 31, 2018. The increase was primarily related to the addition of eight commercial lending relationships totaling $35.7 million which showed increased signs of cash flow deterioration, including four agricultural business relationships of $28.6 million, of which a $5.6 million loan was previously classified as a performing TDR loan.

The following table reflects the changes in nonaccrual loans during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(In thousands)
Nonaccrual loans
Balance, beginning of period	$13,703	$10,703
Addition of previously classified pass graded loans	4,621	5,469
Addition of previously classified potential problem loans	23,041	5,319
Addition of previously classified performing TDR loans	11,737	786
Addition of acquired loans	—	130
Charge-offs	(1,948)	(1,027)
Net principal payments	(6,618)	(7,677)
Balance, end of period	$44,536	$13,703
At December 31, 2019, nonaccrual loans of $4.4 million had related allowance for loan losses of $763,000 and nonaccrual loans of $40.1 million had no related allowance for loan losses as the collateral value or the discounted cash flows was greater than the outstanding loan balance. At December 31, 2018 nonaccrual loans of $9.5 million had related allowance for loan losses of $1.9 million and nonaccrual loans of $4.2 million had no allowance for loan losses.
At December 31, 2019, nonperforming TDR loans, included in the nonaccrual loan table above, were $26.3 million and had a related allowance for loan losses of $218,000. At December 31, 2018, nonperforming TDR loans were $6.9 million and had a related allowance for loan losses of $658,000.
The ratio of allowance for loan losses to nonperforming loans decreased to 81.22% at December 31, 2019 compared to 255.73% at December 31, 2018 due primarily to an increase in well-collateralized nonaccrual loans that had no related allowance for loan losses which increased the balance of nonaccrual loans at end of period without a proportional increase in related allowance for loan losses.
Nonperforming Assets. Nonperforming assets consist of nonaccrual loans and other real estate owned. Nonperforming assets increased $29.7 million to $45.4 million, or 0.82% of total assets, at December 31, 2019 from $15.7 million, or 0.30% of total assets, at December 31, 2018 due primarily to the increase in nonaccrual loans discussed above. The increase in nonperforming assets was offset partially by a decrease in other real estate owned of $1.1 million, or 57.59%, to $841,000 at December 31, 2019 from $2.0 million at December 31, 2018 due to the sale of three other real estate owned properties during the year ended December 31, 2019.
Troubled Debt Restructured Loans. TDR loans are considered impaired and are separately measured for impairment whether on accrual or nonaccrual status. Performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite being considered impaired due to the restructured status. Our performing TDR loans decreased $8.3 million, or 36.4%, to $14.5 million at December 31, 2019 from $22.7 million at December 31, 2018. The decrease was due primarily to net principal payments and transfers to nonaccrual status, including the transfer of one agricultural business relationship of $5.6 million previously discussed. The decrease was partially offset by the addition of TDR loans as a result of extending maturities on five commercial lending relationships totaling $12.3 million, including $5.1 million related to agricultural borrowers and $4.2 million due to a modification of payment terms on one commercial lending relationship, which showed signs of cash flow deterioration.

The following table reflects the changes in performing TDR loans during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(In thousands)
Performing TDR loans
Balance, beginning of period	$22,736	$26,757
Addition of previously classified pass graded loans	6,848	2,165
Addition of previously classified potential problem loans	9,417	9,651
Transfers of loans to nonaccrual status	(11,737)	(786)
Charge-offs	(220)	—
Net principal payments	(12,578)	(15,051)
Balance, end of period	$14,466	$22,736
The related allowance for loan losses on performing TDR loans was $1.3 million as of December 31, 2019 and $2.3 million as of December 31, 2018.
Potential Problem Loans. Potential problem loans decreased $13.5 million, or 13.3%, to $87.8 million at December 31, 2019 from $101.3 million at December 31, 2018. The decrease was primarily attributed to net principal payments, including loans paid in full of $20.3 million and the significant pay down of four commercial lines of credit totaling $6.3 million. Potential problem loans also decreased as a result of transfers of loans to nonaccrual and TDR status, including $11.3 million related to a $20.0 million agricultural business relationship transferred to nonaccrual status, and upgrades of $17.2 million of loans as a result of active management of potential problem loans. Offsetting these decreases in potential problem loans was the addition of previously classified pass graded loans of $69.7 million. The risk rating downgrade of these relationships will enhance the Company's monitoring of these credits. The following table reflects the changes in potential problem loans during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(In thousands)
Potential problem loans
Balance, beginning of period	$101,349	$83,543
Addition of previously classified pass graded loans	69,745	59,238
Acquired in Premier and Puget Mergers	—	18,869
Net principal payments	(33,117)	(28,184)
Upgrades to pass graded loan status	(17,184)	(16,746)
Transfers of loan to nonaccrual and troubled debt restructured status	(32,458)	(14,970)
Charge-offs	(510)	(401)
Balance, end of period	$87,825	$101,349

Analysis of Allowance for Loan Losses
The following table provides information regarding changes in our allowance for loan losses at and for the indicated years:

	At or For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance for loan losses at beginning of the year	$35,042	$32,086	$31,083	$29,746	$27,729
Provision for loan losses	4,311	5,129	4,220	4,931	4,372
Charge-offs:
Commercial business	(2,692)	(1,400)	(2,438)	(4,153)	(1,676)
One-to-four family residential	(60)	(45)	(30)	—	—
Real estate construction and land development	(133)	—	(556)	(154)	(106)
Consumer	(2,104)	(2,160)	(1,814)	(1,778)	(1,700)
Total charge-offs	(4,989)	(3,605)	(4,838)	(6,085)	(3,482)
Recoveries:
Commercial business	657	908	947	1,844	476
One-to-four family residential	—	—	2	2	13
Real estate construction and land development	637	11	202	83	100
Consumer	513	513	470	562	538
Total recoveries	1,807	1,432	1,621	2,491	1,127
Net charge-offs	(3,182)	(2,173)	(3,217)	(3,594)	(2,355)
Allowance for loan losses at end of the year	$36,171	$35,042	$32,086	$31,083	$29,746
Gross loans receivable at end of the year (1)	$3,765,438	$3,650,651	$2,845,712	$2,638,397	$2,401,113
Average total loans receivable, net during the year (1)(2)	3,668,665	3,414,424	2,703,934	2,489,730	2,316,175
Net charge-offs on loans to average loans receivable	0.09%	0.06%	0.12%	0.14%	0.10%

(1)	Excludes loans held for sale.

(2)	The average loan balances presented in the table are net of net deferred costs and allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.

The following table shows the allocation of the allowance for loan losses at the indicated dates. The allocation is based upon an evaluation of defined loan problems, historical loan loss ratios, and industry-wide and other factors that affect loan losses in the categories shown below:

	December 31,
	2019		2018		2017		2016		2015
	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)	Allowance for Loan Losses	% of Total (1)
	(Dollars in thousands)
Commercial business	$23,933	78.3%	$23,711	80.5%	$21,999	79.1%	$22,382	78.8%	$22,064	80.1%
One-to-four family residential	1,458	3.5	1,203	2.8	1,056	3.1	1,015	2.9	1,157	3.0
Real estate construction	3,060	7.4	2,194	5.9	2,052	5.3	2,156	6.0	1,871	4.5
Consumer	6,821	10.8	6,581	10.8	6,081	12.5	5,024	12.3	4,309	12.4
Unallocated	899	—	1,353	—	898	—	506	—	345	—
Total allowance for loan losses	$36,171	100.0%	$35,042	100.0%	$32,086	100.0%	$31,083	100.0%	$29,746	100.0%

(1)	Represents the percent of loans receivable by loan category to total gross loans receivable.
The allowance for loan losses increased $1.1 million, or 3.2%, to $36.2 million at December 31, 2019 from $35.0 million at December 31, 2018. The increase was the result of provision for loan losses of $4.3 million offset partially by net charge-offs of $3.2 million recorded during the year ended December 31, 2019. The allowance for loan losses to loans receivable, net, was 0.96% at both December 31, 2019 and 2018. The remaining net discount on purchased loans was $8.4 million at December 31, 2019 compared to $11.8 million at December 31, 2018.
The Company recorded charge-offs of $5.0 million during the year ended December 31, 2019 due primarily to commercial and industrial loan charge-offs of $2.7 million, including $1.7 million related to agricultural business relationships, and secondarily due to a large volume of small charge-offs on consumer loans. The Company recorded recoveries of $1.8 million during the year ended December 31, 2019, primarily due to a recovery of a residential construction loan of $602,000 as a result of a bankruptcy resolution and small recoveries on a large volume of small dollar consumer loans of $513,000.
As of December 31, 2019, the Bank identified $42.5 million of nonperforming loans, excluding PCI loans, $14.2 million of performing TDR loans, excluding PCI loans, and other loans with a specific valuation allowance of $807,000 for a total of $57.5 million of impaired loans. Of these impaired loans, $39.7 million had no allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. The remaining $17.8 million of impaired loans had related allowances for loan losses totaling $2.1 million. As of December 31, 2018, the Bank identified $13.7 million of nonperforming loans, excluding PCI loans, and $22.7 million of performing TDR loans, excluding PCI loans, for a total of $36.4 million of impaired loans. Of these impaired loans, $7.6 million had no allowances for loan losses as their estimated collateral value or discounted expected cash flow is equal to or exceeds their carrying costs. The remaining $28.8 million of impaired loans had related allowances for loan losses totaling $4.2 million.

The following table outlines the allowance for loan losses and related outstanding loan balances on loans at December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(Dollars in thousands)
General Valuation Allowance:
Allowance for loan losses	$31,759	$27,854
Gross loans, excluding PCI and impaired loans	3,689,834	3,589,305
Percentage	0.86%	0.78%

PCI Allowance:
Allowance for loan losses	$2,269	$3,018
Gross PCI loans	18,113	24,907
Percentage	12.53%	12.12%

Specific Valuation Allowance:
Allowance for loan losses	$2,143	$4,170
Gross impaired loans	57,491	36,439
Percentage	3.73%	11.44%

Total Allowance for Loan Losses:
Allowance for loan losses	$36,171	$35,042
Gross loans receivable	3,765,438	3,650,651
Percentage	0.96%	0.96%
Based on the Bank's established comprehensive methodology, management deemed the allowance for loan losses of $36.2 million at December 31, 2019 (0.96% of loans receivable, net and 81.22% of nonperforming loans) appropriate to provide for probable incurred credit losses based on an evaluation of known and inherent risks in the loan portfolio at that date. This compares to an allowance for loan losses at December 31, 2018 of $35.0 million (0.96% of loans receivable, net and 255.73% of nonperforming loans).
While we believe we use the best information available to determine the allowance for loan losses, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A decline in national and local economic conditions, or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of the allowance for loan losses is subject to review by bank regulators, as part of their routine examination process, which may result in the establishment of an additional allowance for loan losses based upon their judgment of information available to them at the time of their examination. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is appropriate or that increased provisions will not be necessary should there be deterioration in the quality of the loans. Any material increase in the allowance for loan losses would adversely affect the Company’s financial condition and results of operations.

Deposits and Other Borrowings Overview
Total deposits increased $150.3 million, or 3.4%, to $4.58 billion at December 31, 2019 from $4.43 billion at December 31, 2018 due primarily to an increase in noninterest bearing demand deposits of $84.2 million, or 6.2%, to $1.45 billion at December 31, 2019 from $1.36 billion at December 31, 2018 and an increase in certificates of deposit accounts of $57.7 million, or 12.4%, to $524.6 million at December 31, 2019 from $466.9 million at December 31, 2018. Brokered certificates of deposit decreased $25.6 million, or 91.1%, to $2.5 million at December 31, 2019 from $28.1 million at December 31, 2018. Non-maturity deposits as a percentage of total deposits decreased to 88.6% at December 31, 2019 from 89.5% at December 31, 2018 and the percentage of certificates of deposit to total deposits increased to 11.4% at December 31, 2019 from 10.5% at December 31, 2018 due to customer demand of higher-paying certificates of deposit during the year ended December 31, 2019.

The following table provides the balances outstanding for each major category of deposits at the dates indicated:

	December 31, 2019		December 31, 2018		December 31, 2017
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Noninterest demand deposits	$1,446,502	31.6%	$1,362,268	30.7%	$944,791	27.8%
Interest bearing demand deposits	1,348,817	29.4	1,317,513	29.7	1,051,752	31.1
Money market accounts	753,684	16.4	765,316	17.3	499,618	14.7
Savings accounts	509,095	11.2	520,413	11.8	498,501	14.7
Total non-maturity deposits	4,058,098	88.6	3,965,510	89.5	2,994,662	88.3
Certificate of deposit accounts	524,578	11.4	466,892	10.5	398,398	11.7
Total deposits	$4,582,676	100.0%	$4,432,402	100.0%	$3,393,060	100.0%
The following table provides the average balances outstanding and the weighted average interest rates for each major category of deposits for the years indicated:

	Year Ended December 31,
	2019		2018		2017
	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate	Average Balance	Average Yield/Rate
	(Dollars in thousands)
Interest bearing demand deposits and money market accounts	$2,052,573	0.33%	$1,916,319	0.23%	$1,498,619	0.17%
Savings accounts	506,073	0.52	513,680	0.40	499,435	0.26
Certificate of deposit accounts	512,732	1.37	463,124	0.85	378,044	0.59
Total interest bearing deposits	3,071,378	0.53	2,893,123	0.36	2,376,098	0.25
Noninterest demand deposits	1,389,721	—	1,240,621	—	902,716	—
Total deposits	$4,461,099	0.37%	$4,133,744	0.25%	$3,278,814	0.18%
The following table shows the amount and maturity of certificate of deposit accounts of $100,000 or more:

December 31, 2019
(In thousands)
Remaining maturity:
Three months or less	$70,819
Over three months through six months	89,280
Over six months through twelve months	148,811
Over twelve months	48,751
Total	$357,661
Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of interest earning assets. The Bank also utilizes securities sold under agreement to repurchase as a supplement to its funding sources. Our securities sold under agreement to repurchase are secured by available for sale investment securities. At December 31, 2019, the Bank had securities sold under agreement to repurchase of $20.2 million, a decrease of $11.3 million, or 35.9%, from $31.5 million at December 31, 2018. The decrease was the result of customer activity during the period.
The Company also has junior subordinated debentures with a par value of $25.0 million which pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures was $20.6 million at December 31, 2019, which reflects the fair value of the junior subordinated debentures established during the Washington Banking Merger, adjusted for the accretion of discount from purchase accounting fair value adjustment.
At December 31, 2019, the Bank maintained credit facilities with the FHLB for $945.2 million and credit facilities with the Federal Reserve Bank for $73.1 million. The Company had no FHLB advances outstanding at both the years ended December 31, 2019 and 2018. The average cost of the FHLB advances during the years ended December 31, 2019 and 2018 was 2.56% and 1.98%, respectively. The Bank also maintains lines of credit with five correspondent banks to purchase federal funds totaling $140.0 million as of December 31, 2019. There were no federal funds purchased as of December 31, 2019 or December 31, 2018.

Off-Balance Sheet Arrangements
In the ordinary course of business, we enter into various types of transactions that include commitments to extend credit that are not included in our Consolidated Financial Statements. We apply the same credit standards to these commitments as we use in all our lending activities and have included these commitments in our lending risk evaluations. Our exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. The Company had off-balance sheet loan commitments, including letters of credit, aggregating $1.21 billion at December 31, 2019, an increase of $222.3 million, or 22.5%, from $990.0 million at December 31, 2018. For additional information, see Note (15) Commitments and Contingencies included in Item 8. Financial Statements And Supplementary Data.

Stockholders' Equity and Regulatory Capital Requirements Overview
Stockholders’ equity at December 31, 2019 was $809.3 million compared to $760.7 million at December 31, 2018. The changes to stockholders' equity during the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
	(In thousands)
Balance, beginning of period	$760,723	$508,305
Effects of implementation of accounting change related to operating leases	(399)	—
Common stock issued in the Premier and Puget Mergers	—	230,043
Net income	67,557	53,057
Dividends declared	(31,056)	(25,791)
Common stock repurchased	(8,636)	(1,704)
Other comprehensive income (loss), net	17,833	(6,064)
Other	3,289	2,877
Balance, end of period	$809,311	$760,723
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On January 22, 2020, the Company’s Board of Directors declared a regular quarterly dividend of $0.20 per common share payable on February 20, 2020 to shareholders of record on February 6, 2020.

	Year Ended December 31,
	2019	2018	2017
Dividends paid per common share	$0.84	$0.72	$0.61
Dividend payout ratio (1)	45.9%	48.3%	43.9%
(1) Dividend payout ratio is declared dividends per common share divided by diluted earnings per common share.

The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and operations. Management believes as of December 31, 2019, the Company and the Bank met all capital adequacy requirements to which they are subject. For additional information regarding the Company’s and the Bank’s regulatory capital requirements, see “Supervision and Regulation-Capital Adequacy” in Item 1. Business and Note (23) Regulatory Capital Requirements included in Item 8. Financial Statements And Supplementary Data.

Average Balances, Yields and Rates Paid for the Years Ended December 31, 2019, 2018 and 2017
Our core profitability depends primarily on our net interest income, which is the difference between the income we receive on our loan and investment portfolios, and our interest expense, which consists of interest paid on deposits and borrowed funds. Like most financial institutions, our interest income and interest expense are affected significantly by general economic conditions, particularly changes in market interest rates and government policies.
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

The following table provides relevant net interest income information for selected periods:

	Year Ended December 31,
	2019			2018			2017
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (1) (2)	$3,668,665	$189,515	5.17%	$3,414,424	$175,466	5.14%	$2,703,934	$129,213	4.78%
Taxable securities	827,822	23,045	2.78	677,893	17,602	2.60	570,969	12,688	2.22
Nontaxable securities (2)	135,245	3,396	2.51	190,209	4,649	2.44	226,934	5,269	2.32
Other interest earning assets	98,153	1,894	1.93	76,117	1,689	2.22	45,949	539	1.17
Total interest earning assets	4,729,885	217,850	4.61%	4,358,643	199,406	4.57%	3,547,786	147,709	4.16%
Noninterest earning assets	681,193			615,372			433,566
Total assets	$5,411,078			$4,974,015			$3,981,352
Interest Bearing Liabilities:
Certificate of deposits	$512,732	$7,021	1.37%	$463,124	$3,959	0.85%	$378,044	$2,244	0.59%
Savings accounts	506,073	2,633	0.52	513,680	2,056	0.40	499,435	1,311	0.26
Interest bearing demand and money market accounts	2,052,573	6,695	0.33	1,916,319	4,382	0.23	1,498,619	2,494	0.17
Total interest bearing deposits	3,071,378	16,349	0.53	2,893,123	10,397	0.36	2,376,098	6,049	0.25
Junior subordinated debentures	20,438	1,339	6.55	20,145	1,263	6.27	19,860	1,014	5.11
Securities sold under agreement to repurchase	28,457	175	0.61	31,426	82	0.26	25,434	57	0.22
FHLB advances and other borrowings	11,899	305	2.56	33,914	671	1.98	105,648	1,226	1.16
Total interest bearing liabilities	3,132,172	18,168	0.58%	2,978,608	12,413	0.42%	2,527,040	8,346	0.33%
Demand and other noninterest bearing deposits	1,389,721			1,240,621			902,716
Other noninterest bearing liabilities	99,683			67,692			51,820
Stockholders’ equity	789,502			687,094			499,776
Total liabilities and stock-holders’ equity	$5,411,078			$4,974,015			$3,981,352
Net interest income		$199,682			$186,993			$139,363
Net interest spread			4.03%			4.15%			3.83%
Net interest margin			4.22%			4.29%			3.93%
Average interest earning assets to average interest bearing liabilities			151.01%			146.33%			140.39%
(1) The average loan balances presented in the table are net of net deferred costs and allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.
(2) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

The following table provides the amount of change in our net interest income attributable to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately for changes due specifically to volume and interest rates.

	Year Ended December 31,
	2019 Compared to 2018 Increase (Decrease) Due to			2018 Compared to 2017 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (1)	$13,134	$915	$14,049	$36,512	$9,741	$46,253
Taxable securities	4,174	1,269	5,443	2,776	2,138	4,914
Nontaxable securities	(1,380)	127	(1,253)	(898)	278	(620)
Other interest earning assets	425	(220)	205	651	452	1,103
Total interest income	$16,353	$2,091	$18,444	$39,041	$12,609	$51,650
Interest Bearing Liabilities:
Certificate of deposit accounts	$680	$2,382	$3,062	$727	$988	$1,715
Savings accounts	(40)	617	577	57	688	745
Interest bearing demand and money market accounts	444	1,869	2,313	955	933	1,888
Total interest bearing deposits	1,084	4,868	5,952	1,739	2,609	4,348
Junior subordinated debentures	19	57	76	18	231	249
Securities sold under agreement to repurchase	(18)	111	93	16	9	25
FHLB advances and other borrowings	(564)	198	(366)	(1,419)	864	(555)
Total interest expense	$521	$5,234	$5,755	$354	$3,713	$4,067
Net Interest Income	$15,832	$(3,143)	$12,689	$38,687	$8,896	$47,583
(1) The average loan balances utilized in the table are net of net deferred costs and allowances for loan losses. Nonaccrual loans carry a zero yield.

Earnings Summary
Results of Operations for the Years Ended December 31, 2019 and 2018
Net income was $67.6 million, or $1.83 per diluted common share, for the year ended December 31, 2019 compared to $53.1 million, or $1.49 per diluted common share, for the year ended December 31, 2018. Net income increased $14.5 million, or 27.3%, for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to an increase in net interest income of $12.7 million, or 6.8%, and a decrease in noninterest expense of $2.4 million, or 1.6%. The increase in net interest income and the decrease in noninterest expense during the year ended December 31, 2019 compared to the year ended December 31, 2018 were primarily the result of the full year impact of the Premier Merger and a significant reduction in acquisition-related expenses related to the Premier and Puget Mergers.
The net interest margin decreased seven basis points to 4.22% for the year ended December 31, 2019 compared to 4.29% for the year ended December 31, 2018. The decrease in net interest margin was primarily due to increases in the cost of total interest bearing liabilities and a change in the mix of interest earning assets to lower yielding assets as a percentage of total assets, offset partially by an increase in the average loan balance.
The Company’s efficiency ratio was 63.23% for the year ended December 31, 2019 compared to 68.24% for the year ended December 31, 2018. The improvement in the efficiency ratio for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily attributable to lower acquisition-related expenses included in noninterest expense as a result of the Premier and Puget Mergers completed during the year ended December 31, 2018.

Net Interest Income Overview
One of the Company's key sources of earnings is net interest income. There are several factors that affect net interest income including, but not limited to, the volume, pricing, mix and maturity of interest earning assets and interest bearing liabilities; the volume of noninterest bearing deposits and other liabilities and stockholders' equity; the volume of noninterest earning assets; market interest rate fluctuations; and asset quality. Net interest income increased $12.7 million, or 6.8%, to $199.7 million for the year ended December 31, 2019 compared to $187.0 million for the year ended December 31, 2018. The increase in net interest income was primarily due to an increase in average interest earning assets, which increased substantially as a result of the full year impact of the Premier Merger, offset partially by an increase in the average cost of total interest bearing liabilities which outpaced the increase in the average yield on total interest earning assets as a result of higher interest rates during the year ended December 31, 2019 compared to the year ended December 31, 2018. The effect of changes in the targeted Fed Funds rate on the cost of interest bearing liabilities typically lags the effect on the yield earned on interest earning assets because rates on many deposit accounts are decision-based, are not tied to a specific market-based index, and are based on competition for deposits, while most interest earning assets adjust earlier because they are tied to a specific market-based index.

Interest Income
Total interest income increased $18.4 million, or 9.2%, to $217.9 million for the year ended December 31, 2019 compared to $199.4 million for the year ended December 31, 2018. The balance of average interest earning assets increased $371.2 million, or 8.5%, to $4.73 billion for the year ended December 31, 2019 from $4.36 billion for the year ended December 31, 2018 and the yield on total interest earning assets increased four basis points to 4.61% for the year ended December 31, 2019 compared to 4.57% for the year ended December 31, 2018. The increase in the interest income was due primarily to interest income from interest and fees on loans and secondarily due to interest income on investment securities.
Interest income from interest and fees on loans increased $14.0 million, or 8.0%, to $189.5 million for the year ended December 31, 2019 from $175.5 million for the year ended December, 31, 2018 due primarily to increases in average loans receivable, net and secondarily to increases in loan yield. Average total loans receivable, net increased $254.2 million, or 7.4%, to $3.67 billion for the year ended December 31, 2019 compared to $3.41 billion for the year ended December 31, 2018 primarily as a result of the full year impact of the Premier Merger. Loan yields increased three basis points to 5.17% for the year ended December 31, 2019 from 5.14% for the year ended December 31, 2018 due to a combination of higher contractual loan rates as a result of the interest rate environment during 2019. Market interest rates were higher for a longer period of time during the year ended December 31, 2019 compared to 2018 as the interest rates on adjustable rate instruments decreased reflecting three separate 25 basis point reductions in the targeted Fed Funds rate during the second half of 2019 compared to four separate 25 basis point increases in the targeted Fed Funds rate during the year ended December 31, 2018. The increase in interest income from loans was partially offset by a four basis point decrease in loans yield as a result of the impact of nonaccrual loan activity.
Incremental accretion income was $4.9 million and $8.0 million for the years ended December 31, 2019 and 2018, respectively. The impact on loan yield from incremental accretion on purchased loans was 0.13% and 0.23% for the years ended December 31, 2019 and 2018. The decrease in the incremental accretion and its impact on yield was primarily due to the decrease in accretion of the loans acquired in the Premier and Puget Mergers. The incremental accretion and the impact to loan yield will change during any quarter based on the volume of prepayments, but is expected to decrease over time as the balance of the purchased loans continues to decrease.

The following table presents a reconciliation of the loan yield calculated in accordance with GAAP to the loan yield excluding the effect of the incremental accretion on purchased loans for the year ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Yield non-GAAP reconciliations: (2)
Loan yield (GAAP)	5.17%	5.14%
Impact on loan yield from incremental accretion on purchased loans (1)	(0.13)%	(0.23)%
Loan yield, excluding incremental accretion on purchased loans (non-GAAP) (1) (2)	5.04%	4.91%

Incremental accretion on purchased loans (1)	$4,876	$7,964
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
(2) For additional information, see "Non-GAAP Financial Information."
Interest income on investment securities increased $4.1 million, or 18.8%, to $26.4 million during the year ended December 31, 2019 compared to $22.3 million for the year ended December 31, 2018. The increase in interest income on investment securities was the result of a combination of increases in both the average balance and investment yields for investment securities for the year ended December 31, 2019 compared to the prior year. The average balance of investment securities increased $95.0 million, or 10.9%, to $963.1 million during the year ended December 31, 2019 from $868.1 million during the year ended December 31, 2018. Yields on taxable securities increased 18 basis points to 2.78% for the year ended December 31, 2019 compared to 2.60% for the year ended December 31, 2018. Yields on nontaxable securities increased seven basis points to 2.51% for the year ended December 31, 2019 from 2.44% for the prior year. The Company continued to reduce the balance of its tax exempt securities during the year ended December 31, 2019 compared to the year ended December 31, 2018 as holding tax exempt securities was not as beneficial given the decrease in the federal corporate income tax rate as a result of the Tax Act commencing in 2018. The Company has actively managed its investment securities portfolio to improve performance in the fluctuating rate environment.
Income on other interest earning assets increased $205,000, or 12.1%, to $1.9 million during the year ended December 31, 2019 compared to $1.7 million during the prior year due to an increase in the average balance, offset partially by a decrease in the yield. Average other interest earning assets increased $22.1 million, or 29.0%, to $98.2 million for the year ended December 31, 2019 compared to $76.1 million for the year ended December 31, 2018. The increase was primarily the result of an increase in interest earning deposits compared to the average during the year ended December 31, 2018, as the Bank experienced an increase in interest bearing deposits due to organic growth. The yield on other interest earning assets decreased 29 basis points to 1.93% during the year ended December 31, 2019 compared to 2.22% during the year ended December 31, 2018, reflecting a decrease in market rates during the periods in which the Bank held the highest amounts of its interest earning deposits.

Interest Expense
Total interest expense increased $5.8 million, or 46.4%, to $18.2 million for the year ended December 31, 2019 compared to $12.4 million for the prior year due primarily to an increase in the cost of funds. The cost of total interest bearing liabilities increased 16 basis points to 0.58% for the year ended December 31, 2019 from 0.42% for the year ended December 31, 2018 primarily as a result of the full year impact in 2019 of steadily rising interest rates throughout 2018, and the lag in the decrease in costs when market rates decreased in the second half of 2019. The increase in interest expense was secondarily due to an increase in the total average interest bearing liabilities of $153.6 million, or 5.2%, to $3.13 billion for the year ended December 31, 2019 from $2.98 billion for the year ended December 31, 2018, primarily as a result of the full year impact from liabilities assumed in the Premier Merger.
Interest expense on certificates of deposits increased $3.1 million, or 77.34%, to $7.0 million for the year ended December 31, 2019 from $4.0 million for the year ended December 31, 2018 due primarily to an increase in the cost of certificates of deposit of 52 basis points to 1.37% for the year ended December 31, 2019 from 0.85% in the prior year as a result of competitive pressure.
The Company was able to reduce the impact of the increase in the cost of interest bearing deposits by increasing the average balance of noninterest bearing deposits. The average balance of noninterest bearing deposits increased by $149.1 million, or 12.0%, during the year ended December 31, 2019 to $1.39 billion from $1.24 billion for the year ended December 31, 2018. The total cost of deposit accounts increased 12 basis points to 0.37% for the year ended December 31, 2019 compared to 0.25% for the year ended December 31, 2018.
Interest expense on FHLB advances and other borrowings decreased $366,000, or 54.5%, to $305,000 for the year ended December 31, 2019 from $671,000 for the year ended December 31, 2018 due to a decrease in the average balance, partially offset by an increase in the cost. The average balance for FHLB advances and other borrowings decreased $22.0 million to $11.9 million for the year ended December 31, 2019 from $33.9 million for 2018. The average rate of the FHLB advances and other borrowings increased 58 basis points to 2.56% for the year ended December 31, 2019 compared to 1.98% for 2018 as a result of the increase in market rates during the months in which the Bank had outstanding balances.
The cost of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, increased 28 basis points to 6.55% for the year ended December 31, 2019 compared to 6.27% for 2018. The increase on the cost of debentures was due primarily to an increase in the average three-month LIBOR rate, the index rate upon which these instruments are based.

Net Interest Margin
Net interest margin for the year ended December 31, 2019 decreased seven basis points to 4.22% from 4.29% for the prior year primarily due to the above mentioned changes in asset mix, yield, and costs of funds. The net interest spread for the year ended December 31, 2019 decreased 12 basis points to 4.03% from 4.15% for the year ended December 31, 2018 primarily due to the increase in the cost of funds.
Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents a reconciliation of the net interest margin calculated in accordance with GAAP to the net interest margin excluding the effect of the incremental accretion on purchased loans for the year ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Net interest margin (GAAP)	4.22%	4.29%
Impact on net interest margin from incremental accretion on purchased loans(1)	(0.10)%	(0.18)%
Net interest margin, excluding incremental accretion on purchased loans (non-GAAP)(1)(2)	4.12%	4.11%
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
(2) For additional information, see "Non-GAAP Financial Information."

Provision for Loan Losses Overview
The Bank has established a comprehensive methodology for determining its allowance for loan losses. The allowance for loan losses is increased by provisions for loan losses charged to expense, and is reduced by loans charged-off, net of loan recoveries or a recovery of previous provision. The amount of the provision expense recognized during the years ended December 31, 2019 and 2018 was calculated in accordance with the Bank's methodology. For additional information, see “—Critical Accounting Policies” above.
The provision for loan losses is dependent on the Bank’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, a decline in general economic conditions could increase future provisions for loan losses and have a material effect on the Company’s net income.
The provision for loan losses decreased $818,000, or 15.9% to $4.3 million for the year ended December 31, 2019 from $5.1 million for the year ended December 31, 2018. The decrease in the provision for loan losses for the year ended December 31, 2019 from the prior year was primarily due to a decrease in specific reserves on loans that are individually evaluated for impairment of $2.0 million to $2.1 million at December 31, 2019 from $4.2 million at December 31, 2018, offset partially by an increase in net charge offs of $1.0 million. The Bank recorded net charge offs of $3.2 million during the year ended December 31, 2019 compared to $2.2 million during the year ended December 31, 2018. Based on a thorough review of the loan portfolio, the Bank determined that the provision for loan losses for the year ended December 31, 2019 was appropriate as it was calculated in accordance with the Bank's methodology for determining the allowance for loan losses.

Noninterest Income Overview
Total noninterest income increased $844,000, or 2.7%, to $32.5 million for the year ended December 31, 2019 compared to $31.6 million for the same period in 2018. The following table presents the change in the key components of noninterest income for the periods noted:

	Year Ended December 31,
	2019	2018	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$18,712	$18,914	$(202)	(1.1)%
Gain on sale of investment securities, net	330	137	193	140.9
Gain on sale of loans, net	2,424	2,759	(335)	(12.1)
Interest rate swap fees	1,232	564	668	118.4
Other income	9,764	9,244	520	5.6
Total noninterest income	$32,462	$31,618	$844	2.7%
Interest rate swap fees increased $668,000, or 118.4%, to $1.2 million for the year ended December 31, 2019 compared to $564,000 for the year ended December 31, 2018 as a result of an increase in interest rate swap transactions.
Other income increased $520,000, or 5.6%, to $9.8 million for the year ended December 31, 2019 compared to $9.2 million for the year ended December 31, 2018, due primarily to an increase in income from BOLI investments of $407,000 an increase in mortgage service rights income of $367,000, and an increase in fees earned from Wealth Management and Trust Services of $421,000. The increase in other income was offset partially by a decrease in gain on sale of assets of $554,000 to $246,000 during the year ended December 31, 2019 compared to gain of $800,000 for the prior year.
The increase in noninterest income was offset partially by a decrease in gain on sale of loans, net of $335,000, or 12.1%, to $2.4 million for the year ended December 31, 2019 compared to $2.8 million for the year ended December 31, 2018 due primarily to a decrease in the gain on sale of mortgage loans. Proceeds from sale of mortgage loans held for sale decreased $8.8 million, or 11.2%, to $70.4 million for the year ended December 31, 2019 from $79.2 million for the prior year. The decrease in originations during 2019 was primarily due to a decision to retain more mortgage loans in the portfolio based on risk and rate assessments. The detail of gain on sale of loans, net is included in the following schedule:

	Year Ended December 31,
	2019	2018	Change	Percentage Change
	(Dollars in thousands)
Gain on sale of mortgage loans, net	$2,159	$2,403	$(244)	(10.2)%
Gain on sale of guaranteed portion of SBA loans, net	265	356	(91)	(25.6)
Gain on sale of loans, net	$2,424	$2,759	$(335)	(12.1)%

Noninterest Expense Overview
Noninterest expense decreased $2.4 million, or 1.6%, to $146.8 million during the year ended December 31, 2019 compared to $149.2 million for the year ended December 31, 2018. The following table presents changes in the key components of noninterest expense for the periods noted:

	Year Ended December 31,
	2019	2018	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$87,568	$86,830	$738	0.8%
Occupancy and equipment	21,690	19,779	1,911	9.7
Data processing	8,976	9,888	(912)	(9.2)
Marketing	3,481	3,228	253	7.8
Professional services	5,192	9,670	(4,478)	(46.3)
State/municipal business and use tax	3,754	3,002	752	25.0
Federal deposit insurance premium	725	1,480	(755)	(51.0)
Other real estate owned, net	352	106	246	232.1
Amortization of intangible assets	4,001	3,819	182	4.8
Other expense	11,049	11,385	(336)	(3.0)
Total noninterest expense	$146,788	$149,187	$(2,399)	(1.6)%
The Company incurred significant acquisition-related expenses as a result of the Premier and Puget Mergers. The following table presents these expenses by key component for the periods noted:

	Year Ended December 31,
	2019	2018
	(In thousands)
Compensation and employee benefits	$76	$5,455
Occupancy and equipment	—	45
Data processing	55	1,365
Marketing	—	24
Professional services	1	3,046
Other expense	—	456
Total merger related expenses	$132	$10,391
Compensation and employee benefits increased $738,000, or 0.8%, to $87.6 million during the year ended December 31, 2019 from $86.8 million during the year ended December 31, 2018. Excluding the acquisition-related expenses, compensation and benefit expense increased $6.2 million primarily as a result of additional employees, mostly due to the full year impact of the Premier Merger, expansion of the commercial banking team in Portland, Oregon, and standard increases in salary rates. Average full time equivalent employees increased to 881 for the year ended December 31, 2019 compared to 840 for the prior year.
Occupancy and equipment increased $1.9 million, or 9.7%, to $21.7 million during the year ended December 31, 2019 from $19.8 million during the year ended December 31, 2018 due substantially to investments in technology, including the full year impact of retained service contracts acquired in the Premier Merger. Additionally, lease and rent expense increased due to the full year impact of five leases acquired in the Premier Merger, leased space expansion in the Portland branch, standard increases in common area maintenance charges and the impact of implementing ASU 2016-02, Leases, on January 1, 2019.
Data processing decreased $912,000, or 9.2%, to $9.0 million during the year ended December 31, 2019 from $9.9 million during the year ended December 31, 2018 primarily due to acquisition-related costs for core system conversions incurred during 2018, offset partially by costs related to strategic technology initiatives.
Professional services decreased $4.5 million, or 46.3%, to $5.2 million during the year ended December 31, 2019 from $9.7 million during the year ended December 31, 2018 primarily due to a decrease in professional services acquisition costs of $3.0 million and the buy-out of a third party contract in the amount of $1.7 million during the year ended December 31, 2018. The third party assisted the Company in its deposit product realignment and was compensated based on success factors over three years subsequent to implementation. The Company assessed the contract and determined that it was advantageous to buy-out the contract prior to the system conversions relating to the Premier and Puget Mergers.
State/municipal business and use tax increased $752,000, or 25.0%, to $3.8 million during the year ended December 31, 2019 from $3.0 million during the comparable period in 2018 due primarily to an assessment in the amount of $537,000 from a Washington State Department of Revenue Business and Occupation audit and an increase in taxable revenue subject to Washington business and occupation tax during the year ended December 31, 2019.
Federal deposit insurance premium decreased $755,000, or 51.0%, to $725,000 during the year ended December 31, 2019 from $1.5 million during the comparable period in 2018 due primarily to the recognition of small bank credits awarded by the FDIC of $726,000 during the year ended December 31, 2019. The Bank has $518,000 in small bank credits on future assessments remaining as of December 31, 2019, which may be recognized in future periods when allowed for by the FDIC upon insurance fund levels being met.
The ratio of noninterest expense to average total assets was 2.71% for the year ended December 31, 2019 compared to 3.00% for the year ended December 31, 2018. The decrease was primarily a result of a decrease in acquisition-related costs and an increase in average assets during the year ended December 31, 2019.

Income Tax Expense Overview
Income tax expense increased $2.3 million, or 20.0%, to $13.5 million for the year ended December 31, 2019 from $11.2 million for the year ended December 31, 2018. The effective tax rate was 16.6% for the year ended December 31, 2019 compared to 17.5% for the prior year. The decrease in the effective tax rate was primarily due to a change in the estimated current tax benefits from certain LIHTC during the year ended December 31, 2018.

Reconciliations of Non-GAAP Measures
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

Reconciliations of the GAAP and non-GAAP financial measures on net interest income, interest and fees on loans, loan yield and net interest margin are presented below for the periods indicated:

	Year Ended December 31,
	2019	2018
	(Dollars in thousands)
Net interest income and interest and fees on loans:
Net interest income (GAAP)	$199,682	$186,993
Incremental accretion on purchased loans	(4,876)	(7,964)
Adjusted net interest income (non-GAAP)	$194,806	$179,029

Average total interest earning assets, net	$4,729,885	$4,358,643
Net interest margin, annualized (GAAP)	4.22%	4.29%
Net interest margin, excluding incremental accretion on purchased loans, annualized (non-GAAP)	4.12%	4.11%

Interest and fees on loans (GAAP)	$189,515	$175,466
Incremental accretion on purchased loans	(4,876)	(7,964)
Adjusted interest and fees on loans (non-GAAP)	$184,639	$167,502

Average total loans receivable, net	$3,668,665	$3,414,424
Loan yield, annualized (GAAP)	5.17%	5.14%
Loan yield, excluding incremental accretion on purchased loans, annualized (non-GAAP)	5.04%	4.91%

Liquidity and Capital Resources
Our primary sources of funds are customer and local government deposits, loan principal and interest payments, loan sales, and interest earned on and proceeds from sales and maturities of investment securities. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions, and competition.
We must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments, and fund operations. We generally maintain sufficient cash and investments to meet short-term liquidity needs. At December 31, 2019, cash and cash equivalents totaled $228.6 million, or 4.1%, of total assets. Investment securities available for sale totaled $952.3 million at December 31, 2019, of which $232.9 million were pledged to secure public deposits, borrowing arrangements or securities sold under agreement to repurchase. Management considers unpledged investment securities available for sale to be a viable source of liquidity. The fair value of investment securities available for sale that were not pledged to secure public deposits, borrowing arrangements or securities sold under agreement to repurchase totaled $719.4 million, or 13.0% of total assets, at December 31, 2019. The fair value of investment securities available for sale with maturities of one year or less amounted to $18.9 million, or 0.34% of total assets. At December 31, 2019, the Bank maintained credit facilities with the FHLB for $945.2 million, of which there were no borrowings outstanding as of December 31, 2019, and credit facilities with the Federal Reserve Bank for $73.1 million, of which there were no borrowings outstanding as of December 31, 2019. The Bank also maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank, Pacific Coast Bankers’ Bank, and JP Morgan Chase to purchase federal funds totaling $140.0 million as of December 31, 2019. As of December 31, 2019, there were no overnight federal funds purchased.
Our strategy has been to acquire core deposits from our retail accounts, acquire noninterest bearing demand deposits from our commercial customers, and use our available borrowing capacity to fund growth in assets. We anticipate that we will continue to rely on the same sources of funds in the future and use those funds primarily to make loans and purchase investment securities.

Contractual Obligations
The following table provides the amounts due under specified contractual obligations for the periods indicated as of December 31, 2019:

	December 31, 2019
	One Year or Less	One to Three Years	Over Three to Five Years	Over Five Years	Other (1)	Total
	(In thousands)
Contractual payments by period:
Deposits	$440,996	$55,537	$28,019	$26	$4,058,098	$4,582,676
Securities sold under agreement to repurchase	—	—	—	—	20,169	20,169
Junior subordinated debentures	—	—	—	25,000	—	25,000
Operating leases	4,842	6,837	5,977	10,046	—	27,702
Total contractual obligations	$445,838	$62,374	$33,996	$35,072	$4,078,267	$4,655,547

(1)	Represents interest bearing and noninterest bearing checking, money market and checking accounts which can generally be withdrawn on demand and thereby have an undefined maturity.

Asset and Liability Management
Our primary financial objective is to achieve long-term profitability while controlling our exposure to fluctuations in market interest rates. To accomplish this objective, we have formulated an interest rate risk management policy that attempts to manage the mismatch between asset and liability maturities while maintaining an acceptable interest rate sensitivity position. The principal strategies which we employ to control our interest rate sensitivity are: originating certain commercial business loans and real estate construction and land development loans at variable interest rates repricing for terms generally one year or less; and offering noninterest bearing demand deposit accounts to businesses and individuals. The longer-term objective is to increase the proportion of noninterest bearing demand deposits ad low-rate interest bearing demand deposits, money market accounts, and savings deposits relative to certificate of deposit accounts to reduce our overall cost of funds.
A number of measures are used to monitor and manage interest rate risk, including income simulations, interest sensitivity (gap) analysis and economic value of equity sensitivity. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on loans and investment securities, decay rates on non-maturity deposits, and pricing on investment securities, loans, deposits and borrowings. In order to measure the interest rate risk sensitivity as of December 31, 2019, this simulation model uses a “no growth” assumption and assumes an instantaneous and sustained uniform change in market interest rates at all maturities. These assumptions are inherently uncertain and, as a result, the net interest income projections should be viewed as an estimate of the net interest income sensitivity at the time of the analysis. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.
Based on the results of the simulation model as of December 31, 2019, we would expect increases in net interest income of $8.1 million and $15.6 million in year one and year two, respectively, if interest rates increased from current rates by 100 basis points. We would expect an increase in net interest income of $15.9 million and $29.8 million in year one and year two, respectively, if interest rates increased from current rates by 200 basis points. If interest rates decreased by 100 basis points, we would expect decreases of $7.4 million and $15.2 million in year one and year two, respectively.
Our asset and liability management strategies have resulted in a negative less than 3 month “gap” of 32.7% as of December 31, 2019. This “gap” measures the difference between the dollar amount of our interest earning assets and interest bearing liabilities that mature or reprice within the designated period (three months or less) as a percentage of total interest earning assets, based on certain estimates and assumptions as discussed below. We believe that the implementation of our operating strategies has reduced the potential effects of changes in market interest rates on our results of operations. The negative gap for the less than three month period indicates that decreases in market interest rates may favorably affect our results over that period.
The following table provides the estimated maturity or repricing and the resulting interest rate sensitivity gap of our interest earning assets and interest bearing liabilities at December 31, 2019. We used certain assumptions in presenting this data so the amounts may not be consistent with other financial information prepared in accordance with generally accepted accounting principles. The amounts in the tables also could be significantly affected by external factors, such as changes in prepayment assumptions, early withdrawal of deposits and competition.

	December 31, 2019
	Estimated Maturity or Repricing Within
	Three Months or Less	Over Three Months to 12 Months	Over One to Five Years	Over Five to 15 Years	Over 15 Years	Total
	(Dollars in thousands)
Interest Earnings Assets:
Loans receivable (1)	$864,330	$237,156	$1,649,599	$900,830	$113,523	$3,765,438
Investment securities	167,920	70,675	229,669	270,282	213,766	952,312
Interest earning deposits	133,529	—	—	—	—	133,529
Total interest earning assets	$1,165,779	$307,831	$1,879,268	$1,171,112	$327,289	$4,851,279

Percentage of interest earning assets	24.0%	6.4%	38.7%	24.1%	6.8%	100.0%

Interest Bearing Liabilities:
Total interest bearing deposits (2)	$2,709,400	$342,419	$84,329	$26	$—	$3,136,174
Junior subordinated debentures	20,595	—	—	—	—	20,595
Securities sold under agreement to repurchase	20,169	—	—	—	—	20,169
Total interest bearing liabilities	$2,750,164	$342,419	$84,329	$26	$—	$3,176,938

Interest bearing liabilities, as a percentage of total interest earning assets	56.7%	7.1%	1.7%	—%	—%	65.5%

Interest rate sensitivity gap	$(1,584,385)	$(34,588)	$1,794,939	$1,171,086	$327,289	$1,674,341
Interest rate sensitivity gap, as a percentage of total interest earning assets	(32.7)%	(0.7)%	37.0%	24.1%	6.7%	34.5%
Cumulative interest rate sensitivity gap	$(1,584,385)	$(1,618,973)	$175,966	$1,347,052	$1,674,341
Cumulative interest rate sensitivity gap, as a percentage of total interest earning assets	(32.7)%	(33.4)%	3.6%	27.8%	34.5%

(1)	Excludes net deferred loan costs and allowance for loan losses.

(2)
Adjustable-rate liabilities are included in the period in which interest rates are next scheduled to adjust rather than in the period they are due to mature. Although noninterest demand deposits, interest bearing demand deposits, money market accounts, and saving accounts are subject to immediate withdrawal, based on historical experience, management considers a substantial amount of such accounts to be core deposits having significantly longer maturities.

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
The table below provides information about our financial instruments that are sensitive to changes in interest rates as of December 31, 2019. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. The expected maturity is the contractual maturity or earlier call date of the instrument. The data in this table may not be consistent with the amounts in the preceding table, which represents amounts by the estimated repricing date or maturity date, whichever occurs sooner.

	By Expected Maturity Date
	Year Ended December 31, 2019
	Three Months or Less	Over Three Months to 12 Months	Over One Year to Five Years	Over Five Years to 15 Years	Over 15 Years	Total	Fair Value
	(Dollars in thousands)
Investment Securities
Amounts maturing:
Fixed rate	$52,071	$48,536	$205,301	$267,985	$213,765	$787,658
Weighted average interest rate	2.80%	2.94%	2.84%	2.83%	2.58%	2.77%
Adjustable rate	$5,074	$—	$10,132	$57,949	$91,499	$164,654
Weighted average interest rate	2.93%	—%	3.04%	2.34%	2.64%	2.57%
Total	$57,145	$48,536	$215,433	$325,934	$305,264	$952,312	$952,312
Loans (1)
Amounts maturing:
Fixed rate	$27,767	$58,201	$583,183	$801,206	$113,523	$1,583,880
Weighted average interest rate	5.28%	4.75%	4.66%	4.51%	4.40%	4.58%
Adjustable rate	$143,765	$226,609	$265,072	$1,311,245	$234,867	$2,181,558
Weighted average interest rate	6.08%	5.79%	5.13%	4.60%	4.73%	4.90%
Total	$171,532	$284,810	$848,255	$2,112,451	$348,390	$3,765,438	$3,791,557
Certificate of Deposit Accounts
Amounts maturing:
Fixed rate	$98,790	$342,206	$83,556	$26	$—	$524,578	$529,679
Weighted average interest rate	1.23%	1.75%	1.50%	0.77%	—%	1.61%
Junior Subordinated Debentures
Amounts maturing:
Adjustable rate	$—	$—	$—	$—	$20,595	$20,595	$20,000
Weighted average interest rate (2)	—%	—%	—%	—%	6.55%	6.55%

(1)	Excludes net deferred loan costs and allowance for loan losses.

(2)
The contractual interest rate of the junior subordinated debentures was 3.47% at December 31, 2019. The weighted average interest rate includes the effects of the discount accretion for the Washington Banking Merger purchase accounting adjustment.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of Heritage Financial Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses - Environmental Loss Factors

As described in Note 1, “Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements” and Note 5, “Allowance for Loan Losses” to the consolidated financial statements, the Company’s consolidated allowance for loan losses balance was $36,171,000 at December 31, 2019 which consists of three components: allowance allocations calculated in accordance with FASB ASC 310, $2,143,000 and allowance allocations calculated in accordance with FASB ASC 450, $31,759,000; and Purchase Credit Impaired loans in accordance with FASB ASC 310-30 was $2,269,000. The allowance for loan losses is the estimated amount considered necessary to cover probable incurred credit losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses evaluation is inherently subjective, as it utilizes estimates which require a high degree of judgment relating to general economic conditions and other qualitative risk factors both internal and external to the Company. Changes in these assumptions could have a material effect on the Company’s financial results.

The Company’s allowance allocations calculated in accordance with FASB ASC 450 include reserve factors for both historical loss factors and environmental loss factors. The historical loss factors and environmental loss factors are combined and multiplied against the unguaranteed outstanding principal balances of loans in pools of similar loans with similar characteristics. The reserve factor for environmental losses involves an evaluation of factors including: levels of and trends in delinquencies, classified, and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; changes in risk selection and underwriting standards, and other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; other external factors, such as competition, legal, and regulatory; credit concentrations; and other factors. Each factor is determined to be on a scale of risk. The results are then utilized in a matrix to determine an appropriate environmental loss factor for each class of loan. The evaluation of these factors contributes significantly to the allowance allocations calculated in accordance with FASB ASC 450 component of the estimate of the allowance for loan losses. We identified auditing the estimate of the aggregate effect of the environmental loss factors as a critical audit matter as it involved especially subjective auditor judgment. Auditing management’s determination of environmental loss factors involved especially subjective auditor judgment because management’s estimate relies on an inherently subjective analysis to determine the quantitative impact the factors have on the allowance. Management’s analysis of these factors requires significant judgment.

The primary procedures we performed to address this critical audit matter included:

Testing the effectiveness of controls over the evaluation of the factors used to estimate the environmental loss factors, including management’s controls addressing:
•The completeness and accuracy of data inputs used as the basis for the adjustments relating to environmental loss factors.
•Management’s judgments and estimates related to the qualitative and quantitative assessment of the data used in the determination of environmental loss factors and the resulting allocation to the allowance.

Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the environmental loss factors which included:
•Evaluation of the completeness and accuracy of the data used as a basis for the adjustments relating to qualitative general reserve factors.
•Evaluation of the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of environmental loss factors and the resulting allocation to the allowance.
•Verifying the mathematical accuracy of the environmental loss factor calculation.
•Analytically evaluating the general allocation component year over year.

/s/ Crowe LLP

We have served as the Company's auditor since 2012.

Sacramento, California
February 28, 2020

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except shares)

	December 31, 2019	December 31, 2018
ASSETS
Cash on hand and in banks	$95,039	$92,704
Interest earning deposits	133,529	69,206
Cash and cash equivalents	228,568	161,910
Investment securities available for sale, at fair value	952,312	976,095
Loans held for sale	5,533	1,555
Loans receivable, net	3,767,879	3,654,160
Allowance for loan losses	(36,171)	(35,042)
Total loans receivable, net	3,731,708	3,619,118
Other real estate owned	841	1,983
Premises and equipment, net	87,888	81,100
Federal Home Loan Bank stock, at cost	6,377	6,076
Bank owned life insurance	103,616	93,612
Accrued interest receivable	14,446	15,403
Prepaid expenses and other assets	164,129	98,522
Other intangible assets, net	16,613	20,614
Goodwill	240,939	240,939
Total assets	$5,552,970	$5,316,927
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$4,582,676	$4,432,402
Junior subordinated debentures	20,595	20,302
Securities sold under agreement to repurchase	20,169	31,487
Accrued expenses and other liabilities	120,219	72,013
Total liabilities	4,743,659	4,556,204
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, no par value, 50,000,000 shares authorized; 36,618,729 and 36,874,055 shares issued and outstanding at December 31, 2019 and 2018, respectively	586,459	591,806
Retained earnings	212,474	176,372
Accumulated other comprehensive income (loss), net	10,378	(7,455)
Total stockholders’ equity	809,311	760,723
Total liabilities and stockholders’ equity	$5,552,970	$5,316,927
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
INTEREST INCOME:
Interest and fees on loans	$189,515	$175,466	$129,213
Taxable interest on investment securities	23,045	17,602	12,688
Nontaxable interest on investment securities	3,396	4,649	5,269
Interest on other interest earning assets	1,894	1,689	539
Total interest income	217,850	199,406	147,709
INTEREST EXPENSE:
Deposits	16,349	10,397	6,049
Junior subordinated debentures	1,339	1,263	1,014
Other borrowings	480	753	1,283
Total interest expense	18,168	12,413	8,346
Net interest income	199,682	186,993	139,363
Provision for loan losses	4,311	5,129	4,220
Net interest income after provision for loan losses	195,371	181,864	135,143
NONINTEREST INCOME:
Service charges and other fees	18,712	18,914	18,004
Gain on sale of investment securities, net	330	137	6
Gain on sale of loans, net	2,424	2,759	7,696
Interest rate swap fees	1,232	564	1,045
Other income	9,764	9,244	8,828
Total noninterest income	32,462	31,618	35,579
NONINTEREST EXPENSE:
Compensation and employee benefits	87,568	86,830	64,268
Occupancy and equipment	21,690	19,779	15,396
Data processing	8,976	9,888	8,176
Marketing	3,481	3,228	2,943
Professional services	5,192	9,670	4,777
State/municipal business and use taxes	3,754	3,002	2,461
Federal deposit insurance premium	725	1,480	1,435
Other real estate owned, net	352	106	(70)
Amortization of intangible assets	4,001	3,819	1,286
Other expense	11,049	11,385	9,903
Total noninterest expense	146,788	149,187	110,575
Income before income taxes	81,045	64,295	60,147
Income tax expense	13,488	11,238	18,356
Net income	$67,557	$53,057	$41,791
Basic earnings per common share	$1.84	$1.49	$1.39
Diluted earnings per common share	$1.83	$1.49	$1.39
Dividends declared per common share	$0.84	$0.72	$0.61
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$67,557	$53,057	$41,791
Change in fair value of investment securities available for sale, net of tax of $4,834, $(1,591) and $826, respectively	18,094	(5,956)	1,530
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $(69), $(29) and $(2), respectively	(261)	(108)	(4)
Other comprehensive income (loss)	17,833	(6,064)	1,526
Comprehensive income	$85,390	$46,993	$43,317
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share amounts)

	Year Ended December 31, 2019
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
Balance at December 31, 2018	36,874	$591,806	$176,372	$(7,455)	$760,723
Effects of implementation of accounting change related to operating leases	—	—	(399)	—	(399)
Restricted stock units vested, net of forfeitures of restricted stock awards	62	—	—	—	—
Exercise of stock options	4	58	—	—	58
Stock-based compensation expense	—	3,231	—	—	3,231
Common stock repurchased	(321)	(8,636)	—	—	(8,636)
Net income	—	—	67,557	—	67,557
Other comprehensive income, net of tax	—	—	—	17,833	17,833
Cash dividends declared on common stock ($0.84 per share)	—	—	(31,056)	—	(31,056)
Balance at December 31, 2019	36,619	$586,459	$212,474	$10,378	$809,311

	Year Ended December 31, 2018
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive loss, net	Total stockholders’ equity
Balance at December 31, 2017	29,928	$360,590	$149,013	$(1,298)	$508,305
Effects of implementation of accounting change related to equity investments, net	—	—	93	(93)	—
Restricted stock units vested, net of forfeitures of restricted stock awards	29	—	—	—	—
Exercise of stock options	10	133	—	—	133
Stock-based compensation expense	—	2,744	—	—	2,744
Common stock repurchased	(53)	(1,704)	—	—	(1,704)
Net income	—	—	53,057	—	53,057
Other comprehensive loss, net of tax	—	—	—	(6,064)	(6,064)
Common stock issued in business combination	6,960	230,043	—	—	230,043
Cash dividends declared on common stock ($0.72 per share)	—	—	(25,791)	—	(25,791)
Balance at December 31, 2018	36,874	$591,806	$176,372	$(7,455)	$760,723

	Year Ended December 31, 2017
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
Balance at December 31, 2016	29,955	$359,060	$125,309	$(2,606)	$481,763
Effects of implementation of accounting change related to Tax Act	—	—	218	(218)	—
Restricted stock units vested, net of forfeitures of restricted stock awards	(10)	—	—	—	—
Exercise of stock options	13	164	—	—	164
Stock-based compensation expense	—	2,103	—	—	2,103
Common stock repurchased	(30)	(737)	—	—	(737)
Net income	—	—	41,791	—	41,791
Other comprehensive income, net of tax	—	—	—	1,526	1,526
Cash dividends declared on common stock ($0.61 per share)	—	—	(18,305)	—	(18,305)
Balance at December 31, 2017	29,928	$360,590	$149,013	$(1,298)	$508,305

See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$67,557	$53,057	$41,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, amortization of securities available for sale, and amortization of discount of junior subordinated debentures	8,169	9,808	10,704
Changes in net deferred loan costs, net of amortization	1,068	(150)	(1,007)
Provision for loan losses	4,311	5,129	4,220
Net change in accrued interest receivable, prepaid expenses and other assets, and accrued expenses and other liabilities	5,748	10,195	11,634
Stock based compensation expense	3,231	2,744	2,103
Amortization of intangible assets	4,001	3,819	1,286
Origination of mortgage loans held for sale	(72,216)	(76,101)	(108,696)
Proceeds from sale of mortgage loans held for sale	70,397	79,237	121,482
Earnings on bank owned life insurance	(2,151)	(1,753)	(1,424)
Valuation adjustment on other real estate owned	51	49	—
Loss (gain) on sale of other real estate owned, net	227	—	(144)
Gain on sale of loans, net	(2,424)	(2,759)	(7,696)
Gain on sale of investment securities, net	(330)	(137)	(6)
Gain on sale of assets held for sale	(169)	(798)	(747)
Impairment of assets held for sale	102	75	—
Impairment for right of use asset	117	—	—
(Gain) loss on sale of premises and equipment, net	(75)	32	13
Net cash provided by operating activities	87,614	82,447	73,513
Cash flows from investing activities:
Loans originated, net of principal payments	(121,266)	(98,563)	(235,154)
Maturities, calls and payments of investment securities available for sale	242,348	92,563	98,894
Purchase of investment securities available for sale	(242,776)	(342,141)	(149,914)
Proceeds from sales of investment securities available for sale	43,962	156,014	31,028
Purchase of premises and equipment	(13,041)	(23,265)	(3,063)
Proceeds from sales of other loans	3,562	9,993	28,874
Proceeds from sales of other real estate owned	864	198	930
Proceeds from sales of assets held for sale	1,664	1,908	1,849
Proceeds from redemption of Federal Home Loan Bank stock	18,032	26,538	30,018
Purchases of Federal Home Loan Bank stock	(18,333)	(22,524)	(30,801)
Proceeds from sales of premises and equipment	96	28	—
Purchase of bank owned life insurance	(8,053)	(54)	(4,394)
Proceeds from bank owned life insurance death benefit	—	—	1,101
Capital contributions to low-income housing tax credit partnerships and new market tax credit partnerships, net	(27,485)	(8,303)	(10,762)
Net cash received from acquisitions	—	105,974	—
Net cash used in investing activities	(120,426)	(101,634)	(241,394)

	Year Ended December 31,
	2019	2018	2017
Cash flows from financing activities:
Net increase in deposits	150,274	214,740	163,412
Federal Home Loan Bank advances	445,800	554,950	763,350
Repayment of Federal Home Loan Bank advances	(445,800)	(663,450)	(750,450)
Common stock cash dividends paid	(30,908)	(25,791)	(18,305)
Net (decrease) increase in securities sold under agreement to repurchase	(11,318)	(796)	9,717
Proceeds from exercise of stock options	58	133	164
Repurchase of common stock	(8,636)	(1,704)	(737)
Net cash provided by financing activities	99,470	78,082	167,151
Net increase (decrease) in cash and cash equivalents	66,658	58,895	(730)
Cash and cash equivalents at beginning of year	161,910	103,015	103,745
Cash and cash equivalents at end of year	$228,568	$161,910	$103,015

Supplemental disclosures of cash flow information:
Cash paid for interest	$17,867	$12,385	$8,399
Cash paid for income taxes, net of refunds	7,528	5,634	2,045

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$—	$434	$32
Transfers of properties held for sale recorded in premises and equipment, net to prepaid expenses and other assets	1,533	1,836	2,687
Investment in low income housing tax credit partnership and related funding commitment	46,677	—	33,171
Transfer of bank owned life insurance to prepaid expenses and other assets	209	421	—
Business Combinations:
Common stock issued for business combinations	$—	$230,043	$—
Assets acquired (liabilities assumed) in acquisitions:
Investment securities available for sale	—	84,846	—
Loans receivable	—	718,620	—
Other real estate owned	—	1,796	—
Premises and equipment	—	3,785	—
Federal Home Loan Bank stock	—	1,743	—
Accrued interest receivable	—	2,454	—
Bank owned life insurance	—	17,116	—
Prepaid expenses and other assets	—	2,957	—
Other intangible assets	—	18,345	—
Goodwill	—	121,910	—
Deposits	—	(824,602)	—
Federal Home Loan Bank advances	—	(16,000)	—
Securities sold under agreement to repurchase	—	(462)	—
Accrued expenses and other liabilities	—	(8,439)	—
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2019, 2018 and 2017

(1)	Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
Heritage Financial Corporation is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank. The Bank is a Washington-chartered commercial bank and its deposits are insured by the FDIC. The Bank is headquartered in Olympia, Washington and conducts business from its 62 branch offices as of December 31, 2019 located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas.
Effective January 16, 2018, the Company completed the Puget Sound Merger and on July 2, 2018, the Company completed the Premier Merger. See Note (2) Business Combinations for additional information on the Premier and Puget Mergers.

(b) Basis of Presentation
The accompanying audited Consolidated Financial Statements have been prepared in accordance with GAAP for annual financial information and pursuant to the rules and regulations of the SEC. In preparing the audited Consolidated Financial Statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Management believes that the judgments, estimates, and assumptions used in the preparation of the consolidated financial statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ significantly from those estimates.
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
Investment Securities
The Company identifies investments as held to maturity or available for sale at the time of acquisition. Securities are classified as held to maturity when the Company has the ability and positive intent to hold them to maturity. Securities classified as available for sale are available for future liquidity requirements and may be sold prior to maturity. As of December 31, 2019 and December 31, 2018 the Bank does not hold any securities classified as held to maturity. See Note (3) Investment Securities for additional information.
Securities available for sale are carried at fair value. Interest income includes amortization of purchase premiums or accretion of purchase discounts using the interest method. Unrealized gains and losses on securities available for sale are generally excluded from earnings and are reported in other comprehensive income (loss), net. Realized gains and losses on sale of investment securities are computed on the specific identification method. Transfers of securities between the available for sale and held to maturity categories, if executed, are accounted for at fair value.
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
Loans Held for Sale
Mortgage loans held for sale are carried at the lower of amortized cost or fair value. Any loan that management does not have the intent and ability to hold for the foreseeable future or until maturity or payoff is classified as held for sale at the time of origination, purchase or securitization, or when such decision is made. Unrealized losses on loans held for sale are recorded as a valuation allowance and included in other expense on the Consolidated Statements of Income.
Loans Receivable and Loan Commitments
Loans receivable include loans originated and indirect loans purchased by the Bank as well as loans acquired in business combinations. Loans acquired in a business combination are designated as “purchased” loans. These loans are recorded at their fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.
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
Loans accounted for under FASB ASC 310-30 are generally considered accruing and performing loans or pools as the assets accrete interest income over the estimated life of the asset when cash flows are reasonably estimable. Accordingly, PCI loans that are contractually past due are generally considered to be accruing and performing loans if a fair value discount exists. If the timing and amount of cash flows of PCI loans not accounted for in a pool are not reasonably estimable, the loans may be classified as nonaccrual loans and interest income may be recognized on a cash basis or all cash payments may be accounted for as a reduction of the principal amount outstanding. PCI pools that include loans with contractually past due balances are generally considered to be accruing and performing.
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
Delinquent Loans:
Commercial loans are serviced by the relationship manger assigned to the account. System-generated delinquency reports are provided to all relationship managers monthly and relationship managers take follow-up action as needed, including contacting the borrower or transferring seriously delinquent loans to the Bank’s Special Assets Department for collection. Consumer loans are monitored by the Bank’s Consumer Collections Department, with initial delinquency notices sent after 15 days, with follow up notices at 30 and 45 days.  The Consumer Collections Department attempts to make direct contact with the borrower to establish a plan to bring the loan current. Consumer loans that become 90 days delinquent are charged off.
Nonaccrual and Charged-off Loans:
Loans for which the accrual of interest has been discontinued are designated as nonaccrual loans. Delinquent loans may remain on accrual status between 30 days and 89 days past due. The accrual of interest is generally discontinued at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are placed on nonaccrual at an earlier date if collection of the contractual principal or interest is doubtful. All interest accrued, but not collected, on loans deemed nonaccrual during the period is reversed against interest income in that period. The interest payments received on nonaccrual loans are generally accounted for on the cost-recovery method whereby the interest payment is applied to the principal balances. Loans may be returned to accrual status when improvements in credit quality eliminate the doubt as to the full collectability of both interest and principal and a period of sustained performance has occurred. Substantially all loans that are nonaccrual are also considered impaired. Income recognition on impaired loans conforms to that used on nonaccrual loans.
Loans are generally charged off if collection of the contractual principal or interest as scheduled in the loan agreement is doubtful. Credit card loans and other consumer loans are typically charged off no later than 180 days past due.
Impaired Loans:
The Bank routinely tests its classified loans for potential impairment. Classified loans that may be impaired are identified using the Bank's normal loan review procedures, which include post-approval reviews, quarterly reviews by credit administration of criticized loan reports, scheduled internal reviews, underwriting during extensions and renewals, and the analysis of information routinely received on a borrower’s financial performance. A loan is considered impaired when, based on current information and events, it is probable the Bank will be unable to collect the scheduled payments of principal or interest when due according to the original contractual terms of the loan agreement. Purchased loans classified as PCI cannot be classified as impaired loans. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrowers, including length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amounts of the shortfall in relation to the principal and interest owed.
Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral (less cost to sell) if the loan is collateral dependent. Income recognition on impaired loans conforms to that used on nonaccrual loans.
Subsequent to an initial measure of impairment and based on new information received, if there is a significant change in the amount or timing of a loan’s expected future cash flows or a change in the value of collateral or market price of a loan, the impairment is recalculated. However, the net carrying value of a loan never exceeds the recorded investment in the loan.
Troubled Debt Restructures:
A TDR is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider. These concessions may include changes of the interest rate, forbearance of the outstanding principal or accrued interest, extension of the maturity date, delay in the timing of the regular payment, or any other actions intended to minimize potential losses. The Bank does not forgive principal for a majority of its TDRs, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. The Bank also considers insignificant delays in payments when determining if a loan should be classified as a TDR.
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
A loan that has been placed on nonaccrual status that is subsequently restructured will usually remain on nonaccrual status until the borrower is able to demonstrate repayment performance in compliance with the restructured terms for a sustained period, typically for six months. A restructured loan may return to accrual status sooner based on other significant events or mitigating circumstances. A loan that has not been placed on nonaccrual status may be restructured and such loan may remain on accrual status after such restructuring. In these circumstances, the borrower has made payments before the restructuring and is expected to continue to perform after the restructuring. Generally, this type of restructuring involves a reduction in the loan interest rate and/or a change to interest-only payments for a period of time. The restructured loan is considered impaired despite the accrual status and a specific valuation allowance, if any, is calculated in the manner described in the Impaired Loans section above.
A TDR is considered defaulted if, during the 12-month period after the restructure, the loan has not performed in accordance to the restructured terms. Defaults generally include loans whose payments are 90 days or more past due and loans whose revised maturity date passed and no further modifications will be granted for that borrower.
Once a loan is classified as a TDR Loan, it continues to be reported as such until it is paid off or charged-off.
Unfunded Loan Commitments:
Unfunded loan commitments are generally related to the unused portion of the total commitment of a loan or providing credit facilities to clients of the Bank and are not actively traded financial instruments. These unfunded commitments are disclosed as financial instruments with off-balance sheet risk in Note (15) Commitments and Contingencies and Note (19) Fair Value Measurements in the Notes to Consolidated Financial Statements.
Loan Fees and Costs
Direct loan origination fees and costs on originated loans and premiums or discounts on acquired loans are deferred and subsequently amortized or accreted as a yield adjustment over the expected life of the loan utilizing the interest method. The objective of the interest method is to calculate periodic interest income at a constant effective yield. When a loan is paid off prior to maturity, the remaining direct loan origination fees and costs on originated loans and premiums or discounts on acquired loans are immediately recognized into interest income. In the event loans are sold, the unamortized net deferred loan origination fees or costs are recognized as a component of the gain or loss on the sale of loans. The interest method is used for all loans except revolving loans, for which the straight-line method is used. Fees related to lending activities, other than the origination or purchase of loans, are recognized as noninterest income during the period the related services are performed.

Allowance for Loan Losses
Allowance for Loan Losses:
The ALL is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The ALL on loans designated as non-PCI loans is similar to the methodology described below except that for non-PCI loans, the remaining unaccreted discounts resulting from the fair value adjustments recorded at the time the loans were purchased are additionally factored into the allowance methodology. The ALL on PCI loans is described in the “Allowance for Loan Losses on Purchased Credit Impaired Loans” section below.
The allowance, in the judgment of management, is necessary to reserve for estimated loan losses from risks inherent in the loan portfolio. The Company’s ALL methodology includes allowance allocations calculated in accordance with FASB ASC 310, Receivables and allowance allocations calculated in accordance with FASB ASC 450, Contingencies. Accordingly, the methodology is based on historical loss experience by type of credit, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects all actions taken on all loans for a particular period. Therefore, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in specific valuation allowances for impaired loans or loan pools.
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
The Company evaluates specific loans for credit quality indicators and performs regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the loan officer level for all loans. When a loan is performing, but has an assigned risk grade other than pass, the loan officer analyzes the loan to determine an appropriate monitoring and collection strategy. When a loan is nonperforming or has been classified as a nonaccrual loan, a member from the portfolio risk department will analyze the loan to determine if it is impaired. If the loan is considered impaired, the portfolio risk department will evaluate the need for a specific valuation allowance on the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies and economic conditions affecting the borrower’s industry, among other things.
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
The ALL evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize losses on loans, future additions to the allowance may be necessary based on declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make adjustments to the allowance based on their judgments about information available to them at the time of their examinations. The Company believes the allowance for loan losses is appropriate given all of the above considerations.
Allowance for Loan Losses on Purchased Credit Impaired Loans:
The PCI loans acquired in the Company's mergers and acquisitions are subject to the Company’s internal and external credit review. Under the accounting guidance of FASB ASC 310-30, the ALL on PCI loans is measured at each financial reporting period, or measurement date, based on expected cash flows. If and when credit deterioration, or decreases in expected cash flows previously estimated, occurs subsequent to the acquisition date, a provision for loan losses will be charged to earnings as of the measurement date.
Allowance for Losses on Unfunded Commitments:
The Bank is also party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the disbursed amounts recognized in the Consolidated Statements of Financial Condition. The Company has a policy in which it evaluates the risk on a quarterly basis, and provides for an allowance for credit losses, as necessary. The methodology is similar to the ALL, and includes an estimate of the probability of drawdown of the loan commitment. Based on its analysis, the Company has recorded an allowance for off-balance sheet financial instruments of $306,000 as of December 31, 2019 and 2018, respectively. This allowance is reported within accrued expenses and other liabilities on the Company's Consolidated Statements of Financial Condition.
Mortgage Banking Operations
The Bank originates and sells certain one-to-four family residential loans on a servicing-released basis. The Bank recognizes a gain or loss to the extent that the sale proceeds of the loan sold differs from the net book value at the time of sale. Income from one-to-four family residential loans brokered to other lenders is recognized into income on date of loan closing.
Commitments to sell one-to-four family residential loans are made primarily during the period between the taking of the loan application and the closing of the loan. The timing of making these sale commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. Most of these sale commitments are made on a best-efforts basis whereby the Bank is only obligated to sell the loan if the loan is approved and closed by the Bank. Commitments to fund one-to-four family residential loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates between the date the interest on the loan was locked and the balance sheet date. The Company enters into forward commitments for the future delivery of one-to-four family residential loans when interest rate locks are entered into, in order to hedge the interest rate risk resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in other income. The fair value of these derivative instruments was not significant at December 31, 2019 and 2018.
Commercial Loan Sales, Servicing, and Commercial Servicing Asset
The Company, on a limited basis, sells the guaranteed portion of SBA and USDA loans, with servicing retained, for cash proceeds, and records a related servicing asset. The Company does not sell loans with servicing retained unless it retains a participating interest. The servicing asset is recorded at fair value upon sale, and the fair value is estimated by discounting estimated net future cash flows from servicing using discount rates that approximate current market rates and using estimated prepayment rates. Subsequent to initial recognition, all classes of servicing rights are carried at the lower of amortized cost or fair value, and are amortized in proportion to, and over the period of, the estimated net servicing income. The servicing asset is reported within prepaid expenses and other assets on the Company's Consolidated Statements of Financial Condition.
For purposes of evaluating and measuring impairment, the fair value of servicing rights is measured using a discounted estimated net future cash flow model as described above at least annually. Any impairment is measured as the amount by which the carrying value of servicing rights exceeds its fair value. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics including investor type, loan type, and maturity. Impairment is recognized through a valuation allowance for an individual strata, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular strata, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported within other income on the Consolidated Statements of Income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayments speeds and default rates and losses.
Servicing fee income, which is reported as other income on the Consolidated Statements of Income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Late fees and ancillary fees related to loan servicing were not material for the years ended December 31, 2019, 2018, and 2017.
A premium over the adjusted carrying value is received upon the sale of the guaranteed portion of a SBA or USDA loan. The Bank's investment in a SBA or USDA loan is allocated among the sold and retained portions of the loan based on the relative fair value of each portion at the time of loan origination, adjusted for payments and other activities. Because the portion retained does not carry a SBA or USDA guarantee, part of the gain recognized on the sold portion of the loan is deferred and amortized as a yield enhancement on the retained portion in order to obtain a market equivalent yield. The balance of the deferred gain was immaterial at December 31, 2019, 2018 and 2017.
Other Real Estate Owned
Other real estate acquired by the Company in partial or full satisfaction of a loan obligation is classified as held for sale. When acquired, the property is recorded at the estimated fair value (less the costs to sell) at the date of acquisition, not to exceed net realizable value, and any resulting write-down is charged to the allowance for loan losses. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure, or when the borrower conveys all interest in the properly to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.
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
Bank Owned Life Insurance
The Company's BOLI policies insure the lives of certain current or former Bank officers, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitations) from the increase in the policies' underlying investments made by the insurance company. The Bank utilizes BOLI to partially offset costs associated with employee compensation and benefit programs with the earnings on the BOLI. The Company records BOLI at the amount that can be realized under the insurance contract at the statement of financial condition date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Other Intangible Assets
The other intangible assets represents the CDI acquired in business combinations. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The CDI is amortized over an estimated useful life which approximates the existing deposit relationships acquired on an accelerated method. The Company evaluates such identifiable intangibles for impairment annually, or more frequently if an indication of impairment exists.

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
For the goodwill impairment assessment, the Company has the option, prior to the two-step process, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value. The Company opted to bypass the qualitative assessment for its 2019 and 2018 annual goodwill impairment testing and proceed directly to the two-step goodwill impairment test.
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
Low Income Housing Tax Credit Investments
The Company has two equity investments in LIHTC partnerships, which are indirect federal subsidies that finance low-income housing projects. As a limited liability investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal income tax credits. The federal income tax credits are earned over a 10-year period as a result of the investment properties meeting certain criteria and are subject to recapture for noncompliance with such criteria over a 15-year period. The Company accounts for the LIHTCs under the proportional amortization method and amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance on the Company's Consolidated Statements of Income as a component of income tax expense. The Company reported the carrying value of the equity investments in the unconsolidated LIHTCs as prepaid expenses and other assets on the Company’s Statements of Financial Condition.
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
New Market Tax Credit Investments
The Company has a total of $25.0 million of qualified equity investments into three certified development entities which are eligible to receive NMTC. The NMTC program provides federal tax incentives to investors to make investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTC is available to investors over a seven-year period and is subject to recapture if certain events occur during such period. The Company is required to fund 85 percent of a tranche by a predetermined deadline to claim the entire tax credit. The Company funded its tranche before the deadline.
The Company accounts for its NMTC on the equity method and reports the investment balance as prepaid expenses and other assets on the Company’s Consolidated Statements of Financial Condition and the investment income in other income on the Company's Consolidated Statements of Income.
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

Additionally, in conjunction with the Premier Merger, the Company assumed a Salary Continuation Plan. The Salary Continuation Plan is an unfunded non-qualified deferred compensation plan for select former Premier Commercial executive officers, some of which are current Heritage officers. Under the Salary Continuation Plan, the Company will pay each participant, or their beneficiary, specified amounts over specified periods beginning with the individual's termination of service due to retirement subject to early termination provisions.
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
Derivative Financial Instruments
The commitments to originate mortgage loans held for sale and the related forward delivery contracts are considered derivatives. The Company also utilizes interest rate swap derivative contracts to facilitate the needs of its commercial customers whereby it enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the customer on a notional amount at a variable interest rate and receive interest from the customer on a similar notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate and the Company recognizes immediate income based upon the difference in the bid/ask spread of the underlying transactions with its customers and the third party. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations. These interest rate swaps are not designated as hedging instruments.
Fee income related to these transaction is recorded in interest rate swap fees on the Consolidated Statements of Income. The fair value of derivative positions outstanding is included in prepaid expenses and other assets and accrued expenses and other liabilities in the Company's Consolidated Statements of Financial Condition and included in the net change in accrued interest receivable, prepaid expenses and other assets, and accrued expenses and other liabilities in the Consolidated Statements of Cash Flows. The gains and losses due to changes in fair value and all cash flows are included in other noninterest income in the Company's Consolidated Statements of Income, but net to zero for the years ended December 31, 2019 and 2018 based on the identical back-to-back interest rate swaps.
Advertising Expenses
Advertising costs are expensed as incurred. Costs related to production of advertising are considered incurred when the advertising is first used.
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
Revenue from Contracts with Customers
The Company's revenues are primarily composed of interest income on financial instruments, such as loans and investment securities, which are excluded from the scope of ASC 606. Descriptions of the Company's revenue-

generating activities that are within the scope ASC 606, which are presented in Service Charges and Other Fees and Other Income on the Company’s Consolidated Statement of Income, are as follows:

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
FASB ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10), was issued in January 2016, to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. This Update contained several provisions, including but not limited to (1) requiring equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminating the requirement to disclose the method(s) and significant assumptions used to estimate fair value; and (4) requiring separate presentation of financial assets and liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The Update also changed certain financial statement disclosure requirements, including requiring disclosures of the fair value of financial instruments be made on the basis of exit price. The Company adopted this Update effective January 1, 2018 using the cumulative catch-up transition method. This change resulted in a cumulative adjustment of $93,000 from accumulated other comprehensive loss, net to retained earnings for the unrealized gain related to the Company's equity security. The Company's processes and procedures utilized to estimate the fair value of loans receivable and certificate of deposit accounts for disclosure requirements were additionally changed due to adoption of this Update. Previously, the Company valued these items using an entry price notion. This ASU emphasized that these instruments be measured using the exit price notion; accordingly, the Company refined its calculation as part of adopting this Update. Prior period information has not been updated to conform with the new guidance. See the Consolidated Statements of Stockholders' Equity and Note (19) Fair Value Measurements.
FASB ASU 2016-02, Leases (Topic 842), as amended by ASU 2017-13, 2018-01, 2018-10, 2018-11 and ASU 2018-11 and ASU 2019-01, was originally issued in February 2016, to increase transparency and comparability of leases among organizations and to disclose key information about leasing arrangements. The ASU sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The ASU requires lessees to apply a dual approach, classifying leases as either a finance or operating lease. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. All cash payments will be classified within operating activities in the statement of cash flows. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The ASU is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. During 2018, management developed its methodology to estimate the right-of use assets and lease liabilities and selected a vendor to assist with implementation and calculation of the impact under the modified retrospective approach. The Company adopted the ASU on January 1, 2019 and elected an exclusion accounting policy for lease assets and lease liabilities for leases with a term of twelve months or less. The adoption of this ASU resulted in the recognition of operating lease assets and liabilities of approximately $29.3 million and $30.2 million, respectively, in prepaid expenses and other assets and accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition. This change also resulted in a cumulative-effect adjustment to beginning retained earnings of $399,000, net of tax, under the modified retrospective approach.
FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, and ASU 2019-11 was originally issued in June 2016. Commonly referred to as CECL, this ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. The measurement of expected credit losses is based on relevant information about past events including historical experience, current conditions and reasonable and supportable forecasts that affect the collectibility of the reported amount. The amendment affects loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables and any other financial asset not excluded from the scope that have the contractual right to receive cash. The ASU replaces the incurred loss impairment methodology, which generally only considered past events and current conditions, with a methodology that reflects the expected credit losses and required consideration of a broader range of reasonable and supportable information to estimate all expected credit losses. The ASU additionally addresses purchased assets and introduces the purchased financial asset with a more-than-insignificant amount of credit deterioration since origination ("PCD"). The accounting for these PCD assets is similar to the existing accounting guidance of FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, for PCI assets, except the subsequent improvements in estimated cash flows will be immediately recognized into income, similar to the immediate recognition of subsequent deteriorations in cash flows. Current guidance only allows for the prospective recognition of these cash flow improvements. Because the terminology has been changed to a "more-than-insignificant" amount of credit deterioration, the presumption is that more assets might qualify for this accounting under the ASU than those under current guidance. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for fiscal years after December 15, 2018. An entity will apply the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. A prospective transition approach is required for debt securities. An entity that has previously applied the guidance of FASB ASC 310-30 will prospectively apply the guidance in this ASU for PCD assets. A prospective transition approach should be used for PCD assets where upon adoption, the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses.
The Company is in the process of implementing a CECL allowance model which calculates reserves over the life of the loan and is largely driven by portfolio characteristics, economic outlook, and other key methodology assumptions versus the current accounting practice that utilizes the incurred loss model. Those assumptions are based upon the open pool, historical loss framework. The Company will utilize a single economic forecast over a reasonable and supportable forecast period, with a straight-line reversion to historical losses. The Company’s cross functional team will periodically refine the model as needed. The Company expects an increase of allowance for credit losses of 10%-30%, including the impact of the allowance for unfunded commitments. This change will decrease the opening stockholders' equity balance as of January 1, 2020. A majority of the increase is the result of the life of loan estimate. The Company anticipates increases in the allowance for credit losses on longer dated loans and decreases in the shorter dated loans. The above range is disclosed due to the fact that the Company is still in the process of finalizing the CECL allowance model, including the review of assumptions related to qualitative adjustments, probable troubled debt restructurings, and economic forecasts; finalizing the execution of internal controls; and evaluating the impact to our financial statement disclosures.
The Company does not expect a material allowance for credit losses to be recorded on its available-for-sale debt securities under the newly codified available-for-sale debt security impairment model, as the majority of these securities are government agency-backed securities for which the risk of loss is minimal.
FASB ASU 2017-04, Goodwill (Topic 350), was issued in January 2017 and eliminates Step 2 from the goodwill impairment test. The ASU is effective for annual periods or any interim goodwill impairment tests beginning after December 15, 2019 using a prospective transition method and early adoption is permitted. The Company does not expect the ASU will have a material impact on its Consolidated Financial Statements.
FASB ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, was issued in August 2018 and modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not expect the ASU will have a material impact on its Consolidated Financial Statements.

(2)	Business Combinations
There were no acquisitions or mergers completed during the years ended December 31, 2019 and 2017. During the year ended December 31, 2018, the Company completed the acquisitions of Puget Sound Bancorp and Premier Commercial Bancorp.
Puget Sound Merger:
On July 26, 2017, the Company, along with the Bank, and Puget Sound Bancorp, Inc. and its wholly-owned subsidiary bank, Puget Sound Bank, jointly announced the signing of a definitive agreement. The Puget Sound Merger was effective on January 16, 2018. As of the acquisition date, Puget Sound merged into Heritage and Puget Sound Bank merged into Heritage Bank. The Puget Sound Merger resulted in $68.5 million of goodwill.
Pursuant to the terms of the Puget Sound Merger, all outstanding Puget Sound restricted stock awards became immediately vested on the acquisition date of the Puget Sound Merger. Puget Sound shareholders received 1.1688 shares of Heritage common stock per share of Puget Sound stock. Heritage issued an aggregate of 4,112,258 shares of its common stock based on the January 12, 2018 closing price of Heritage Common stock of $31.80 for total fair value of common shares issued of $130.8 million and paid cash of $3,000 for fractional shares in the transaction for total consideration paid of $130.8 million. Total consideration includes $851,000, representing 26,741 shares which were forfeited by the Puget Sound shareholders to pay applicable taxes.
The Company incurred acquisition-related costs of $75,000, $5.4 million and $810,000 for the years ended December 31, 2019, 2018 and 2017 respectively, for the Puget Sound Merger.
Premier Merger:
On March 24, 2018, the Company, along with the Bank, and Premier Commercial Bancorp and its wholly-owned subsidiary bank, Premier Community Bank, jointly announced the signing of a definitive agreement. The Premier Merger was effective on July 2, 2018. As of the acquisition date, Premier Commercial Bancorp merged into Heritage and Premier Community Bank merged into Heritage Bank.
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

The Company incurred acquisition-related costs of $57,000, and $4.9 million, for the years ended December 31, 2019 and 2018 for the Premier Merger, respectively. There were no incurred acquisition-related costs for the year ended December 31, 2017 for the Premier Merger.
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

Available for sale investment securities
(a) Securities by Type and Maturity
The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and fair values of investment securities available for sale at the dates indicated:

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$104,709	$598	$(84)	$105,223
Municipal securities	128,183	4,933	(102)	133,014
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	336,929	3,184	(505)	339,608
Commercial	322,169	5,575	(649)	327,095
Corporate obligations	23,893	316	(15)	24,194
Other asset-backed securities (1)	23,277	54	(153)	23,178
Total	$939,160	$14,660	$(1,508)	$952,312
(1) Issued and guaranteed by U.S. Government-sponsored agencies.

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$101,595	$155	$(147)	$101,603
Municipal securities	158,461	1,209	(806)	158,864
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	337,295	426	(6,119)	331,602
Commercial	338,250	1,035	(5,524)	333,761
Corporate obligations	25,662	36	(135)	25,563
Other asset-backed securities (1)	24,278	424	—	24,702
Total	$985,541	$3,285	$(12,731)	$976,095

(1) Issued and guaranteed by U.S. Government-sponsored agencies.
There were no securities classified as trading or held to maturity at December 31, 2019 or December 31, 2018.
The amortized cost and fair value of investment securities available for sale at December 31, 2019, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$18,745	$18,888
Due after one year through five years	174,623	176,734
Due after five years through ten years	293,616	298,650
Due after ten years	452,176	458,040
Total	$939,160	$952,312

(b) Unrealized Losses and Other-Than-Temporary Impairments
The following tables show the gross unrealized losses and fair value of the Company's investment securities available for sale that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of December 31, 2019 and December 31, 2018:

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$45,999	$(84)	$—	$—	$45,999	$(84)
Municipal securities	13,761	(102)	—	—	13,761	(102)
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	14,272	(66)	60,232	(439)	74,504	(505)
Commercial	56,263	(177)	43,623	(472)	99,886	(649)
Corporate obligations	998	(2)	1,987	(13)	2,985	(15)
Other asset-backed securities (1)	14,383	(127)	1,609	(26)	15,992	(153)
Total	$145,676	$(558)	$107,451	$(950)	$253,127	$(1,508)
(1) Issued and guaranteed by U.S. Government-sponsored agencies.

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$46,992	$(58)	$7,350	$(89)	$54,342	$(147)
Municipal securities	31,157	(159)	38,792	(647)	69,949	(806)
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	66,620	(247)	193,726	(5,872)	260,346	(6,119)
Commercial	43,531	(272)	190,585	(5,252)	234,116	(5,524)
Corporate obligations	13,736	(87)	1,951	(48)	15,687	(135)
Total	$202,036	$(823)	$432,404	$(11,908)	$634,440	$(12,731)

(1) Issued and guaranteed by U.S. Government-sponsored agencies.
The Company has evaluated these investment securities available for sale as of December 31, 2019 and December 31, 2018 and has determined that the decline in their value is not other-than-temporary. The unrealized losses are primarily due to increases in market interest rates since purchase of the securities. The fair value of these securities is expected to recover as the securities approach their maturity date. None of the underlying issuers of the municipal securities and corporate obligations had credit ratings that were below investment grade levels at December 31, 2019 or December 31, 2018. The Company has the ability and intent to hold the investments until recovery of the securities' amortized cost which may be the maturity date of the securities.

For the years ended December 31, 2019, 2018 and 2017 there were no other-than-temporary charges recorded to net income.

(c) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of securities available for sale for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Gross realized gains	$558	$273	$193
Gross realized losses	(228)	(136)	(187)
Net realized gains	$330	$137	$6

(d) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state public deposits	$187,700	$190,773	$199,026	$196,786
Securities sold under agreement to repurchase	22,156	22,294	48,173	47,407
Other securities pledged	19,333	19,850	20,778	20,482
Total	$229,189	$232,917	$267,977	$264,675

(4)	Loans Receivable
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
One-to-Four Family Residential:
The majority of the Company’s one-to-four family residential loans are secured by single-family residences located in its primary market areas. The Company’s underwriting standards require that single-family portfolio loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms of maturity typically range from 15 to 30 years. The Company generally sells its single-family loans in the secondary market and retains a smaller portion in its loan portfolio.
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
The Company also purchases indirect consumer loans. These loans are for new and used automobile and recreational vehicles that are originated indirectly by selected dealers located in the Company's market areas. The Company has limited its purchase of indirect loans primarily to dealerships that are established and well-known in their market areas and to applicants that are not classified as sub-prime.
Loans receivable at December 31, 2019 and December 31, 2018 consisted of the following portfolio segments and classes:

	December 31, 2019	December 31, 2018
	(In thousands)
Commercial business:
Commercial and industrial	$851,834	$853,606
Owner-occupied commercial real estate	806,609	779,814
Non-owner occupied commercial real estate	1,291,592	1,304,463
Total commercial business	2,950,035	2,937,883
One-to-four family residential	132,088	101,763
Real estate construction and land development:
One-to-four family residential	104,910	102,730
Five or more family residential and commercial properties	171,777	112,730
Total real estate construction and land development	276,687	215,460
Consumer	406,628	395,545
Gross loans receivable	3,765,438	3,650,651
Net deferred loan costs	2,441	3,509
Loans receivable, net	3,767,879	3,654,160
Allowance for loan losses	(36,171)	(35,042)
Total loans receivable, net	$3,731,708	$3,619,118

(b) Concentrations of Credit
Most of the Company’s lending activity occurs within its primary market areas which are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County and Washington County in Oregon, as well as other contiguous markets. The majority of the Company’s loan portfolio consists of (in order of balances at December 31, 2019) non-owner occupied commercial real estate, commercial and industrial and owner-occupied commercial real estate. As of December 31, 2019 and December 31, 2018, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.
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

•
Grade 7: This grade includes "Special Mention" loans, and is intended to highlight loans with elevated risks in accordance with regulatory guidelines. This grade is synonymous with the regulatory term "OAEM". Loans with this grade show signs of deteriorating profits and capital, and the borrower might not be strong enough to sustain a major setback. The borrower is typically higher than normally leveraged, and outside support might be modest and likely illiquid. The loan is at risk of further decline unless active measures are taken to correct the situation.

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

•
Grade 9: This grade includes “Doubtful” loans in accordance with regulatory guidelines, and the Company has determined these loans to have excessive credit risk. Such loans are placed on nonaccrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. Additionally, these loans generally have a specific valuation allowance or have been partially charged off for the amount considered uncollectible.

•
Grade 10: This grade includes “Loss” loans in accordance with regulatory guidelines, and the Company has determined these loans have the highest risk of loss. Such loans are charged off or charged down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.

Numerical loan grades for loans are established at the origination of the loan. Changes to loan grades are considered at the time new information about the performance of a loan becomes available, including the receipt of updated financial information from the borrower, results of annual term loan reviews performed by the Bank’s credit department and scheduled loan reviews performed by the Bank’s internal Loan Review department. For consumer loans, the Bank follows the FDIC’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower, or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property.
The loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a pass grade may have some estimated inherent losses, but to a lesser extent than the other loan grades. The OAEM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of the potential loss. The likelihood of loss for Special Mention graded loans, however, is greater than Watch graded loans because there has been measurable credit deterioration. Loans with a Substandard grade are generally loans for which the Company has individually analyzed for potential impairment. For Doubtful and Loss graded loans, the Company is almost certain of the losses, and the outstanding principal balances are generally charged off to the realizable value.

The following tables present the balance of the loans receivable by credit quality indicator as of December 31, 2019 and December 31, 2018:

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$771,155	$16,339	$64,340	$—	$851,834
Owner-occupied commercial real estate	766,717	24,682	15,210	—	806,609
Non-owner occupied commercial real estate	1,277,305	5,676	8,611	—	1,291,592
Total commercial business	2,815,177	46,697	88,161	—	2,950,035
One-to-four family residential	131,245	—	843	—	132,088
Real estate construction and land development:
One-to-four family residential	102,587	1,516	807	—	104,910
Five or more family residential and commercial properties	171,095	682	—	—	171,777
Total real estate construction and land development	273,682	2,198	807	—	276,687
Consumer	402,492	—	3,612	524	406,628
Gross loans receivable	$3,622,596	$48,895	$93,423	$524	$3,765,438

	December 31, 2018
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$788,395	$16,168	$49,043	$—	$853,606
Owner-occupied commercial real estate	741,227	27,724	10,863	—	779,814
Non-owner occupied commercial real estate	1,283,077	9,438	11,948	—	1,304,463
Total commercial business	2,812,699	53,330	71,854	—	2,937,883
One-to-four family residential	100,401	—	1,362	—	101,763
Real estate construction and land development:
One-to-four family residential	101,519	258	953	—	102,730
Five or more family residential and commercial properties	112,678	52	—	—	112,730
Total real estate construction and land development	214,197	310	953	—	215,460
Consumer	390,808	—	4,213	524	395,545
Gross loans receivable	$3,518,105	$53,640	$78,382	$524	$3,650,651

Potential problem loans are loans classified as Special Mention or worse that are currently accruing interest, are not considered a TDR loan and are not considered impaired, but which management is closely monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans may include PCI loans as these loans continue to accrete loan discounts established at acquisition based on the guidance of FASB ASC 310-30. Potential problem loans as of December 31, 2019 and December 31, 2018 were $87.8 million and $101.3 million, respectively.

(d) Nonaccrual Loans
Nonaccrual loans, segregated by segments and classes of loans, were as follows as of December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
	(In thousands)
Commercial business:
Commercial and industrial	$33,547	$6,639
Owner-occupied commercial real estate	4,715	4,212
Non-owner occupied commercial real estate	6,069	1,713
Total commercial business	44,331	12,564
One-to-four family residential	19	71
Real estate construction and land development:
One-to-four family residential	—	899
Total real estate construction and land development	—	899
Consumer	186	169
Nonaccrual loans	$44,536	$13,703

PCI loans are not included in the nonaccrual loan table above because these loans are accounted for under FASB ASC 310-30, which provides that accretable yield is calculated based on a loan's expected cash flow even if the loan or pool is not performing under its contractual terms, except for certain non-pooled PCI loans which are no longer accreting loan discounts established at acquisition.
(e) Past due loans
The Company performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. PCI loans are included in the past due loans table below solely to reconcile to total gross loans receivable.

The balances of past due loans, segregated by segments and classes of loans, as of December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	PCI Loans	Gross Loan Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$10,476	$6,774	$17,250	$832,217	$849,467	$2,367	$851,834
Owner-occupied commercial real estate	607	806	1,413	800,282	801,695	4,914	806,609
Non-owner occupied commercial real estate	554	1,843	2,397	1,283,704	1,286,101	5,491	1,291,592
Total commercial business	11,637	9,423	21,060	2,916,203	2,937,263	12,772	2,950,035
One-to-four family residential	797	—	797	127,712	128,509	3,579	132,088
Real estate construction and land development:			—
One-to-four family residential	1,516	—	1,516	103,394	104,910	—	104,910
Five or more family residential and commercial properties	—	—	—	171,777	171,777	—	171,777
Total real estate construction and land development	1,516	—	1,516	275,171	276,687	—	276,687
Consumer	2,020	—	2,020	402,846	404,866	1,762	406,628
Total	$15,970	$9,423	$25,393	$3,721,932	$3,747,325	$18,113	$3,765,438

	December 31, 2018
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	PCI Loans	Gross Loan Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$2,711	$2,281	$4,992	$845,181	$850,173	$3,433	$853,606
Owner-occupied commercial real estate	513	408	921	771,678	772,599	7,215	779,814
Non-owner occupied commercial real estate	3,412	1,103	4,515	1,292,889	1,297,404	7,059	1,304,463
Total commercial business	6,636	3,792	10,428	2,909,748	2,920,176	17,707	2,937,883
One-to-four family residential	227	—	227	98,221	98,448	3,315	101,763
Real estate construction and land development:	—	—		—
One-to-four family residential	665	234	899	101,451	102,350	380	102,730
Five or more family residential and commercial properties	—	—	—	112,687	112,687	43	112,730
Total real estate construction and land development	665	234	899	214,138	215,037	423	215,460
Consumer	2,559	—	2,559	389,524	392,083	3,462	395,545
Total	$10,087	$4,026	$14,113	$3,611,631	$3,625,744	$24,907	$3,650,651

There were no loans 90 days or more past due that were still accruing interest as of December 31, 2019 or December 31, 2018, excluding PCI loans.
(f) Impaired loans
Impaired loans include nonaccrual loans, performing TDR loans, and other loans with a specific valuation allowance, excluding PCI loans. The balances of impaired loans as of December 31, 2019 and December 31, 2018 are set forth in the following tables:

	December 31, 2019
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$30,187	$13,631	$43,818	$45,585	$1,372
Owner-occupied commercial real estate	3,922	2,414	6,336	6,764	426
Non-owner occupied commercial real estate	5,314	1,016	6,330	6,458	146
Total commercial business	39,423	17,061	56,484	58,807	1,944
One-to-four family residential	—	216	216	223	56
Real estate construction and land development:
One-to-four family residential	237	—	237	237	—
Total real estate construction and land development	237	—	237	237	—
Consumer	—	554	554	570	143
Total	$39,660	$17,831	$57,491	$59,837	$2,143

	December 31, 2018
	Recorded Investment With No Specific Valuation Allowance	Recorded Investment With Specific Valuation Allowance	Total Recorded Investment	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$2,523	$20,119	$22,642	$24,176	$2,607
Owner-occupied commercial real estate	816	5,000	5,816	6,150	1,142
Non-owner occupied commercial real estate	3,352	2,924	6,276	6,414	206
Total commercial business	6,691	28,043	34,734	36,740	3,955
One-to-four family residential	—	279	279	293	76
Real estate construction and land development:
One-to-four family residential	899	—	899	1,662	—
Total real estate construction and land development	899	—	899	1,662	—
Consumer	—	527	527	538	139
Total	$7,590	$28,849	$36,439	$39,233	$4,170

The average recorded investment of impaired loans for the year ended December 31, 2019, 2018 and 2017 are set forth in the following table:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Commercial business:
Commercial and industrial	$31,906	$16,773	$11,310
Owner-occupied commercial real estate	6,009	11,312	5,401
Non-owner occupied commercial real estate	7,752	9,465	12,162
Total commercial business	45,667	37,550	28,873
One-to-four family residential	243	290	309
Real estate construction and land development:
One-to-four family residential	682	1,091	2,315
Five or more family residential and commercial properties	—	129	903
Total real estate construction and land development	682	1,220	3,218
Consumer	574	428	351
Total	$47,166	$39,488	$32,751

For the years ended December 31, 2019, 2018 and 2017, no interest income was recognized subsequent to a loan’s classification as nonaccrual. For the years ended December 31, 2019, 2018 and 2017, the Bank recorded $1.2 million, $1.4 million and $1.2 million, respectively, of interest income related to performing TDR loans.
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
The financial effects of each modification will vary based on the specific restructure. The Bank’s TDR loans are primarily fully amortizing term loans. If the interest rate is not adjusted and the modified terms are consistent with other similar credits being offered, the Bank may not experience any loss associated with the restructure. If, however, the restructure involves forbearance agreements or interest rate modifications, the Bank may not collect all the principal and interest based on the original contractual terms. The Bank estimates the necessary allowance for loan losses on TDR loans using the same guidance as used for other impaired loans.
The recorded investment balance and related allowance for loan losses of performing and nonaccrual TDR loans as of December 31, 2019 and December 31, 2018 were as follows:

	December 31, 2019		December 31, 2018
	Performing TDR loans	Nonaccrual TDR loans	Performing TDR loans	Nonaccrual TDRs loans
	(In thousands)
TDR loans	$14,466	$26,343	$22,736	$6,943
Allowance for loan losses on TDR loans	1,300	218	2,257	658

The unfunded commitment to borrowers related to TDR loans was $736,000 and $943,000 at December 31, 2019 and December 31, 2018, respectively.

Loans that were modified as TDR loans during the years ended December 31, 2019, 2018 and 2017 are set forth in the following table:

	Year Ended December 31,
	2019		2018		2017
	Number of Contracts (1)	Recorded Investment (1)(2)	Number of Contracts (1)	Recorded Investment (1)(2)	Number of Contracts (1)	Recorded Investment (1)(2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	44	$31,129	31	$16,129	19	$7,212
Owner-occupied commercial real estate	4	1,695	4	2,521	3	1,366
Non-owner occupied commercial real estate	4	2,208	3	2,944	4	9,574
Total commercial business	52	35,032	38	21,594	26	18,152
Real estate construction and land development:
One-to-four family residential	1	237	2	665	2	938
Total real estate construction and land development	1	237	2	665	2	938
Consumer	12	153	13	236	8	110
Total TDR loans	65	$35,422	53	$22,495	36	$19,200

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the years ended December 31, 2019, 2018 and 2017.

(2)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modification, the Bank’s recorded investment in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification), except when the modification was the initial advance on a one-to-four family residential real estate construction and land development loan under a master guidance line. There were no advances on these types of loans during the years ended December 31, 2019, 2018 and 2017.

The table above includes 17, 18, and 12 loans for the years ended December 31, 2019, 2018, and 2017, respectively, that were previously reported as TDR loans. The Bank typically grants shorter extension periods to continually monitor these TDR loans despite the fact that the extended date might not be the date the Bank expects sufficient cash flow from these borrowers. The Bank does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted. Of the remaining first-reported TDR loans, the concessions granted largely consisted of maturity extensions, interest rate modifications or a combination of both. The potential losses related to TDR loans are considered in the period the loan was first reported as a TDR loan and are adjusted, as necessary, in the current period based on more recent information. The Bank had a related specific valuation allowance of $1.0 million, $2.3 million, and $1.8 million at December 31, 2019, 2018, and 2017, respectively, related to these TDR loans.

Loans that were modified during the previous twelve months that subsequently defaulted during the years ended December 31, 2019, 2018 and 2017 are included in the following table:

	Year Ended December 31,
	2019		2018		2017
	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	13	$12,856	5	$1,890	1	$283
Owner-occupied commercial real estate	3	1,142	1	65	1	80
Non-owner occupied commercial real estate	1	52	—	—	—	—
Total commercial business	17	14,050	6	1,955	2	363
Real estate construction and land development:
One-to-four family residential	—	—	2	665	2	938
Total real estate construction and land development	—	—	2	665	2	938
Consumer	—	—	—	—	1	7
Total	17	$14,050	8	$2,620	5	$1,308

(1)
Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the years ended December 31, 2019, 2018 and 2017.

During the years ended December 31, 2019, 2018, and 2017, six, one, and one TDR loans defaulted because the borrower was more than 90 days delinquent on their scheduled loan payments. The remaining 11, seven and four TDR loans defaulted because each was past its modified maturity date and the borrower has not subsequently repaid the credits. The Bank has chosen not to further extend the maturity date on these loans. The Bank had a specific valuation allowance of $88,000, $260,000, and $1,000 at December 31, 2019, 2018, and 2017, respectively, related to the TDR loans which defaulted during the related year ends.
(h) Purchased Credit Impaired Loans
The Company acquired certain loans and designated them as PCI loans, which are accounted for under FASB ASC 310-30. There were no PCI loans acquired in the Premier and Puget Mergers.

The following table reflects the outstanding principal balance and recorded investment of the PCI loans at December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
	Outstanding Principal	Recorded Investment	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$4,439	$2,367	$6,319	$3,433
Owner-occupied commercial real estate	4,925	4,914	7,830	7,215
Non-owner occupied commercial real estate	7,028	5,491	8,685	7,059
Total commercial business	16,392	12,772	22,834	17,707
One-to-four family residential	3,095	3,579	3,169	3,315
Real estate construction and land development:
One-to-four family residential	—	—	67	380
Five or more family residential and commercial properties	—	—	188	43
Total real estate construction and land development	—	—	255	423
Consumer	1,463	1,762	2,203	3,462
Gross PCI loans	$20,950	$18,113	$28,461	$24,907

On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at the beginning of the year	$9,493	$11,224	$13,860
Accretion	(1,936)	(2,674)	(3,471)
Disposal and other	(1,600)	(2,871)	(2,758)
Reclassification from nonaccretable difference	884	3,814	3,593
Balance at the end of the year	$6,841	$9,493	$11,224

(i) Related Party Loans
In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates. Activity in related party loans for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance outstanding at the beginning of year	$8,367	$8,460	$19,917
Elimination of outstanding loan balance due to change in related party status	—	—	(10,930)
Principal additions	—	211	—
Principal reductions	(223)	(304)	(527)
Balance outstanding at the end of year	$8,144	$8,367	$8,460

The Company had $557,000 and $592,000 of unfunded commitments to related parties as of December 31, 2019 and 2018, respectively. The Company did not have any borrowings from related parties at December 31, 2019 or 2018.
(j) Mortgage Banking Activities
The Bank originates one-to-four family residential loans. A portion of these loans are sold on the secondary market. The Bank does not retain servicing on loans sold in the secondary market. At December 31, 2019 and 2018, the balance of loans held for sale was 5.5 million and 1.6 million, respectively.
The following table presents information concerning the origination and sale of the Bank's one-to-four family residential loans and the gains from the sale of loans as a result of the Bank's mortgage banking activities:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
One-to-four family residential loans:
Originated (1)	$150,030	$121,998	$144,066
Sold	68,238	76,834	113,786
Gain on sale of loans, net (2)	2,159	2,403	3,412

(1)	Includes loans originated for sale in the secondary market or for the Bank's loan portfolio.

(2)	Excludes net gains on sales of SBA and other loans.
The Bank may additionally make commitments to fund one-to-four family residential loans (interest rate locks) to be sold into the secondary market. The contractual amounts of commitments to sell and fund with off-balance sheet risk at December 31, 2019 and 2018 were as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Commitments to sell mortgage loans	$8,815	$3,910

Commitments to fund mortgage loans (at interest rates approximating market rates) for portfolio or for sale:
Fixed rate	$15,509	$6,593
Variable or adjustable rate	3,111	1,008
Total commitments to fund mortgage loans	$18,620	$7,601

The fair values of freestanding derivatives related to the commitments to fund mortgage loans and sell at locked interest rates were not significant at December 31, 2019 or 2018.
(k) Commercial Loan Sales, Servicing, and Commercial Servicing Asset
Details of loans serviced are as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Loans serviced for others with participating interest, gross loan balance	$40,616	$54,335
Loans serviced for others with participating interest, participation balance owned by Bank (1)	9,850	12,715
(1) Included in the balances of total loans receivable, net on the Company's Consolidated Statements of Financial Condition.
The Company recognized $459,000, $506,000 and $467,000 of servicing income for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company's servicing asset at December 31, 2019 was $361,000. The activity and balances for the years ended December 31, 2018 and 2017 was not significant.
Fair value for the annual impairment analysis was determined using discount rates ranging from 10.0% to 12.8% and prepayment speeds from 11.5% to 19.7%. There was no valuation allowance as of December 31, 2019, 2018, and 2017.

(5)	Allowance for Loan Losses
The allowance for loan losses is maintained at a level deemed appropriate by management to provide for probable incurred credit losses in the loan portfolio.
A summary of the changes in the allowance for loan losses during the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at the beginning of the year	$35,042	$32,086	$31,083
Charge-offs	(4,989)	(3,605)	(4,838)
Recoveries of loans previously charged-off	1,807	1,432	1,621
Provision for loan losses	4,311	5,129	4,220
Balance at the end of the year	$36,171	$35,042	$32,086

The following table details the activity in the allowance for loan losses disaggregated by segment and class for the year ended December 31, 2019:

	Balance at Beginning of Year	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Year
	(In thousands)
Commercial business:
Commercial and industrial	$11,343	$(2,692)	$166	$2,922	$11,739
Owner-occupied commercial real estate	4,898	—	50	(436)	4,512
Non-owner occupied commercial real estate	7,470	—	441	(229)	7,682
Total commercial business	23,711	(2,692)	657	2,257	23,933
One-to-four family residential	1,203	(60)	—	315	1,458
Real estate construction and land development:
One-to-four family residential	1,240	(133)	637	(289)	1,455
Five or more family residential and commercial properties	954	—	—	651	1,605
Total real estate construction and land development	2,194	(133)	637	362	3,060
Consumer	6,581	(2,104)	513	1,831	6,821
Unallocated	1,353	—	—	(454)	899
Total	$35,042	$(4,989)	$1,807	$4,311	$36,171

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of December 31, 2019:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,372	$9,772	$595	$11,739
Owner-occupied commercial real estate	426	3,558	528	4,512
Non-owner occupied commercial real estate	146	7,064	472	7,682
Total commercial business	1,944	20,394	1,595	23,933
One-to-four family residential	56	1,316	86	1,458
Real estate construction and land development:
One-to-four family residential	—	1,296	159	1,455
Five or more family residential and commercial properties	—	1,527	78	1,605
Total real estate construction and land development	—	2,823	237	3,060
Consumer	143	6,327	351	6,821
Unallocated	—	899	—	899
Total	$2,143	$31,759	$2,269	$36,171
The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2019:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$43,818	$805,649	$2,367	$851,834
Owner-occupied commercial real estate	6,336	795,359	4,914	806,609
Non-owner occupied commercial real estate	6,330	1,279,771	5,491	1,291,592
Total commercial business	56,484	2,880,779	12,772	2,950,035
One-to-four family residential	216	128,293	3,579	132,088
Real estate construction and land development:
One-to-four family residential	237	104,673	—	104,910
Five or more family residential and commercial properties	—	171,777	—	171,777
Total real estate construction and land development	237	276,450	—	276,687
Consumer	554	404,312	1,762	406,628
Total	$57,491	$3,689,834	$18,113	$3,765,438

The following table details the activity in the allowance for loan losses disaggregated by segment and class for the year ended December 31, 2018:

	Balance at Beginning of Year	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Year
	(In thousands)
Commercial business:
Commercial and industrial	$9,910	$(1,250)	$901	$1,782	$11,343
Owner-occupied commercial real estate	3,992	(1)	7	900	4,898
Non-owner occupied commercial real estate	8,097	(149)	—	(478)	7,470
Total commercial business	21,999	(1,400)	908	2,204	23,711
One-to-four family residential	1,056	(45)	—	192	1,203
Real estate construction and land development:
One-to-four family residential	862	—	11	367	1,240
Five or more family residential and commercial properties	1,190	—	—	(236)	954
Total real estate construction and land development	2,052	—	11	131	2,194
Consumer	6,081	(2,160)	513	2,147	6,581
Unallocated	898	—	—	455	1,353
Total	$32,086	$(3,605)	$1,432	$5,129	$35,042

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of December 31, 2018:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$2,607	$7,913	$823	$11,343
Owner-occupied commercial real estate	1,142	3,063	693	4,898
Non-owner occupied commercial real estate	206	6,630	634	7,470
Total commercial business	3,955	17,606	2,150	23,711
One-to-four family residential	76	1,015	112	1,203
Real estate construction and land development:
One-to-four family residential	—	1,040	200	1,240
Five or more family residential and commercial properties	—	875	79	954
Total real estate construction and land development	—	1,915	279	2,194
Consumer	139	5,965	477	6,581
Unallocated	—	1,353	—	1,353
Total	$4,170	$27,854	$3,018	$35,042

The following table details the recorded investment balance of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2018:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$22,642	$827,531	$3,433	$853,606
Owner-occupied commercial real estate	5,816	766,783	7,215	779,814
Non-owner occupied commercial real estate	6,276	1,291,128	7,059	1,304,463
Total commercial business	34,734	2,885,442	17,707	2,937,883
One-to-four family residential	279	98,169	3,315	101,763
Real estate construction and land development:
One-to-four family residential	899	101,451	380	102,730
Five or more family residential and commercial properties	—	112,687	43	112,730
Total real estate construction and land development	899	214,138	423	215,460
Consumer	527	391,556	3,462	395,545
Total	$36,439	$3,589,305	$24,907	$3,650,651

The following table details the activity in the allowance for loan losses disaggregated by segment and class for the year ended December 31, 2017:

	Balance at Beginning of Year	Charge-offs	Recoveries	Provision for Loan Losses	Balance at End of Year
	(In thousands)
Commercial business:
Commercial and industrial	$10,968	$(859)	$792	$(991)	$9,910
Owner-occupied commercial real estate	3,661	(1,579)	155	1,755	3,992
Non-owner occupied commercial real estate	7,753	—	—	344	8,097
Total commercial business	22,382	(2,438)	947	1,108	21,999
One-to-four family residential	1,015	(30)	2	69	1,056
Real estate construction and land development:
One-to-four family residential	797	(556)	202	419	862
Five or more family residential and commercial properties	1,359	—	—	(169)	1,190
Total real estate construction and land development	2,156	(556)	202	250	2,052
Consumer	5,024	(1,814)	470	2,401	6,081
Unallocated	506	—	—	392	898
Total	$31,083	$(4,838)	$1,621	$4,220	$32,086

(6)	Other Real Estate Owned
Changes in other real estate owned during the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands
Balance at the beginning of the year	$1,983	$—	$754
Additions	—	434	32
Additions from acquisitions	—	1,796	—
Proceeds from dispositions	(864)	(198)	(930)
(Loss) gain on sale, net	(227)	—	144
Valuation adjustment	(51)	(49)	—
Balance at the end of the year	$841	$1,983	$—

At December 31, 2019, there was no other real estate owned that was the result of foreclosure and obtaining physical possession of residential real estate properties. At December 31, 2019, there were no consumer mortgage loans secured by residential real estate properties (included in the one-to-four family residential loans in Note (4) Loans Receivable) for which formal foreclosure proceedings were in process.

(7)	Premises and Equipment
A summary of premises and equipment is as follows:

	December 31, 2019	December 31, 2018
	(In thousands)
Land	$22,003	$22,954
Buildings and building improvements	72,810	69,315
Furniture, fixtures and equipment	26,354	25,354
Total premises and equipment	121,167	117,623
Less: Accumulated depreciation	33,279	36,523
Premises and equipment, net	$87,888	$81,100

Total depreciation expense on premises and equipment was $4.7 million, $4.4 million and $3.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(8)	Goodwill and Other Intangible Assets
(a) Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the following mergers: Premier Commercial Bancorp on July 2, 2018; Puget Sound Bancorp on January 16, 2018; Washington Banking Company on May 1, 2014; Valley Community Bancshares on July 15, 2013; Western Washington Bancorp in 2006 and North Pacific Bank in 1998. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit).

The following table presents the change in goodwill for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at the beginning of the period	$240,939	$119,029	$119,029
Additions as a result of acquisitions (1)	—	121,910	—
Balance at the end of the period	$240,939	$240,939	$119,029

(1)	See Note (2) Business Combinations
At December 31, 2019, the Company’s step-one analysis concluded that the reporting unit’s fair value of the reporting unit exceeded the carrying value, such that the Company's goodwill was not considered impaired. Similarly, no goodwill impairment charges were required, or recorded, for the years ended December 31, 2018 and 2017. Even though there was no goodwill impairment at December 31, 2019, changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material impact on the Company’s operating results.
(b) Other Intangible Assets
Other intangible assets represent CDI acquired in business combinations. The useful life of the CDI was estimated to be ten years for the acquisitions of Premier Commercial Bancorp, Puget Sound Bancorp, Washington Banking Company, and Valley Community Bancshares, and was estimated to be five years for the acquisition of Northwest Commercial Bank.
The following table presents the change in other intangible assets for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance at the beginning of the year	$20,614	$6,088	$7,374
Additions as a result of acquisitions (1)	—	18,345	—
Amortization	(4,001)	(3,819)	(1,286)
Balance at the end of the year	$16,613	$20,614	$6,088

(1)	See Note (2) Business Combinations

The estimated aggregate amortization expense related to these intangible assets for future years is as follows:

Year Ending December 31,
(In thousands)
2020	$3,525
2021	3,111
2022	2,750
2023	2,435
2024	1,640
Thereafter	3,152
$16,613

(9)	Deposits
Deposits consisted of the following:

	December 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest demand deposits	$1,446,502	31.6%	$1,362,268	30.7%
Interest bearing demand deposits	1,348,817	29.4	1,317,513	29.7
Money market accounts	753,684	16.4	765,316	17.3
Savings accounts	509,095	11.2	520,413	11.8
Total non-maturity deposits	4,058,098	88.6	3,965,510	89.5
Certificate of deposit accounts	524,578	11.4	466,892	10.5
Total deposits	$4,582,676	100.0%	$4,432,402	100.0%

Accrued interest payable on deposits was $160,000 and $144,000 as of December 31, 2019 and 2018, respectively and is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.
Interest expense, by category, was as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Interest bearing demand deposits	$3,940	$2,728	$1,812
Money market accounts	2,754	1,654	682
Savings accounts	2,634	2,056	1,311
Certificate of deposit accounts	7,021	3,959	2,244
Total interest expense	$16,349	$10,397	$6,049

Scheduled maturities of certificates of deposit for future years are as follows:

Year Ending December 31,
(In thousands)
2020	$440,996
2021	29,151
2022	26,386
2023	19,976
2024	8,043
Thereafter	26
$524,578

Certificates of deposit issued in denominations equal to or in excess of $250,000 totaled $182.9 million and $146.2 million as of December 31, 2019 and 2018, respectively.
Deposits received from related parties as of December 31, 2019 and 2018 totaled $6.9 million and $6.1 million, respectively.

(10)	Junior Subordinated Debentures
As part of the acquisition of Washington Banking Company on May 1, 2014, the Company assumed trust preferred securities and junior subordinated debentures with a total fair value of $18.9 million at the merger date. At December 31, 2019 and December 31, 2018, the balance of the junior subordinated debentures, net of unaccreted discount, was 20.6 million and 20.3 million, respectively.
Washington Banking Master Trust, a Delaware statutory business trust, was a wholly-owned subsidiary of the Washington Banking Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debentures issued by the Washington Banking Company. During 2007, the Trust issued $25.0 million of trust preferred securities with a 30-year maturity, callable after the fifth year. The trust preferred securities have a quarterly adjustable rate based upon the three-month LIBOR plus 1.56%. On the merger date, the Company acquired the Trust, which retained the Washington Banking Master Trust name, and assumed the performance and observance of the covenants under the indenture related to the trust preferred securities.
The adjustable rate of the trust preferred securities at December 31, 2019 was 3.47%. The following table presents the weighted average rate of the junior subordinated debentures for the periods indicated periods:

	Year Ended December 31,
	2019	2018	2017
Weighted average rate (1)	6.55%	6.27%	5.11%
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

(11)	Securities Sold Under Agreement to Repurchase
The Company utilizes securities sold under agreement to repurchase with one day maturities as a supplement to funding sources. Securities sold under agreement to repurchase are secured by pledged investment securities available for sale. Under the securities sold under agreement to repurchase, the Company is required to maintain an aggregate market value of securities pledged greater than the balance of the securities sold under agreement to repurchase. The Company is required to pledge additional securities to cover any declines below the balance of the securities sold under agreement to repurchase. For additional information on the total value of investment securities pledged for securities sold under agreement to repurchase see Note (3) Investment Securities.
The following table presents the Company's securities sold under agreement to repurchase obligations by class of collateral pledged at the dates indicated:

	December 31, 2019	December 31, 2018
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$—	$4,878
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	8,452	9,335
Commercial	11,717	17,274
Total securities sold under agreement to repurchase	$20,169	$31,487
(1) Issued and guaranteed by U.S. Government-sponsored agencies.

(12)	Other Borrowings
(a) FHLB
The FHLB functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2019, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $945.2 million. The Bank had no FHLB advances outstanding at December 31, 2019 and December 31, 2018.

The following table sets forth the details of FHLB advances during and as of the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
	(In thousands)
FHLB Advances:
Average balance during the year	$11,898	$33,913
Maximum month-end balance during the year	$90,700	$154,500
Weighted average rate during the year	2.57%	1.98%
Weighted average rate at the end of year	n/a	n/a

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
(b) Federal Funds Purchased
The Bank maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank, Pacific Coast Bankers’ Bank, and JP Morgan Chase to purchase federal funds of up to $140.0 million as of December 31, 2019. The lines generally mature annually or are reviewed annually. As of December 31, 2019 and 2018, there were no federal funds purchased.
(c) Credit Facilities
The Bank maintains a credit facility with the Federal Reserve Bank with available borrowing capacity of $73.1 million as of December 31, 2019. There were no borrowings outstanding as of December 31, 2019 or 2018. Any advances on the credit facility would have to be first secured by the Bank's investment securities or loans receivable.

(13)	Leases
On January 1, 2019, the Company adopted ASU 2016-02, Leases, as further explained in Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements.
As of December 31, 2019, the Company’s lease ROU asset and related lease ROU liability were $23.0 million and $24.2 million, respectively. The Company does not have leases designated as finance leases.
The table below summarizes the net lease cost recognized during the periods presented:

Year Ended December 31, 2019
(In thousands)
Operating lease cost	$4,950
Variable lease cost	876
Sublease income	(71)
Total net lease cost	$5,755
The tables below summarize other information related to the Company's operating leases during the periods presented:

Year Ended December 31, 2019
(In thousands)
Cash paid for amounts included in the measurement of lease liabilities	$4,858
ROU assets obtained in exchange for lease liabilities, excluding adoption impact	$1,505

December 31, 2019
Weighted average remaining lease term of operating leases, in years	8.07
Weighted average discount rate of operating leases	3.27%

The following table outlines lease payment obligations as outlined in the Company’s lease agreements for each of the next five years, as of December 31, 2019, and thereafter in addition to a reconcilement to the Company’s ROU liability at the date indicated:

Year Ending December 31,
(In thousands)
2020	$4,842
2021	3,630
2022	3,207
2023	3,167
2024	2,810
Thereafter	10,046
Total lease payments	27,702
Implied interest	(3,484)
ROU liability	$24,218

As of December 31, 2019, the Company entered into a $7.7 million lease agreement to renew, restructure and add additional leased space at one of its branch locations commencing on January 1, 2021 and is not included in the lease payment obligations table above. The new agreement will replace a lease included in the table above that will terminate on December 31, 2020.

For comparative purposes as of December 31, 2018, the estimated future minimum annual rental commitments under noncancelable leases having an original or remaining term of more than one year as calculated prior to applying the modified retrospective method of ASU 2016-02 implementation were as follows:

Year Ending December 31,
(In thousands)
2020	$4,766
2021	4,251
2022	2,477
2023	1,704
2024	1,568
Thereafter	1,788
$16,554

Rental expense of leased premises and equipment was $6.1 million and $3.8 million for the years ended December 31, 2018 and 2017, respectively, which was included in occupancy and equipment expense on the Company's Consolidated Statements of Income.

(14)	Employee Benefit Plans
(a) 401(k) Plan
The Company provides its eligible employees with a 401(k) plan. The Company funds certain Plan costs as incurred.
The Plan includes the Company’s salary savings 401(k) plan for its employees. All employees hired may participate in the Plan the first of the month following employment. Participants may contribute a portion of their salary, which is matched by the Company at 50%, not to be greater than 3% of eligible compensation, up to Internal Revenue Service limits. All participants are 100% vested in all accounts at all times. Employer matching contributions for the years ended December 31, 2019, 2018 and 2017 were $1.6 million, $1.4 million and $1.1 million, respectively.
The Plan may make profit sharing and discretionary contributions which are completely discretionary. Participants are eligible for profit sharing contributions upon credit of 1,000 hours of service during the plan year, the attainment of 18 years of age, and employment on the last day of the year. Employees are 100% vested in profit sharing contributions at all times. For the years ended December 31, 2019, 2018 and 2017, the Company made no employer profit sharing contributions.
(b) Employment Agreements
The Company has entered into contracts with certain senior officers that provide benefits under certain conditions following termination without cause, and/or following a change in control of the Company.
(c) Deferred Compensation Plan
The Company has a Deferred Compensation Plan, which provides its directors and select executive officers with the opportunity to defer current compensation. Under the Plan, participants are permitted to elect to defer compensation and the Company has the discretion to make additional contributions to the Plan on behalf of any participant based on a number of factors. A summary of the changes in the deferred compensation plan during the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Balance outstanding at the beginning of the year	$3,654	$2,844	$2,192
Employer contributions	443	713	567
Interest credited	147	97	85
Balance outstanding at the end of the year	$4,244	$3,654	$2,844

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
The split-dollar life insurance projected benefit obligation is included in accrued expenses and other liabilities on the Company's Consolidated Statements of Financial Condition. As of December 31, 2019 and 2018, the carrying value of the obligation was $200,000 and $268,000, respectively.
(e) Salary Continuation Plan
In conjunction with the Premier Merger in 2018, the Company assumed an unfunded deferred compensation plan for select former Premier Commercial executive officers, some of which are current Heritage officers. Under this salary continuation plan, the Company will pay each participant, or their beneficiary, specified benefits over specified periods beginning with the individual's termination of service due to retirement subject to early termination provisions. A liability is accrued for the obligation under this plan. A summary of the changes in the salary continuation plan during the years ended December 31, 2019 and 2018 are as follows:

	Year Ended December 31,
	2019	2018
	(In thousands)
Balance outstanding at the beginning of the year	$4,600	$—
Balance acquired in Premier Merger	—	4,718
Benefits paid	(554)	(529)
Expenses incurred	288	411
Balance outstanding at the end of the year	$4,334	$4,600

(15)	Commitments and Contingencies
(a) Commitments to Extend Credit
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

The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	December 31, 2019	December 31, 2018
	(In thousands)
Commercial business:
Commercial and industrial	$600,324	$568,215
Owner-occupied commercial real estate	17,193	13,065
Non-owner occupied commercial real estate	35,573	13,621
Total commercial business	653,090	594,901
One-to-four family residential	—	—
Real estate construction and land development:
One-to-four family residential	75,066	59,772
Five or more family residential and commercial properties	230,343	95,535
Total real estate construction and land development	305,409	155,307
Consumer	253,860	239,822
Total outstanding commitments	$1,212,359	$990,030

(b) Variable Interests - Low Income Housing Tax Credit Investments
The carrying value of investments in unconsolidated LIHTCs were $92.7 million and $50.9 million as of December 31, 2019 and 2018, respectively. During the years ended December 31, 2019, 2018, and 2017 the Company recognized tax benefits of $5.7 million, $2.4 million and $2.9 million, respectively, and proportional amortization of $5.0 million, $3.1 million and $2.2 million, respectively.
Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $50.7 million and $31.5 million at December 31, 2019 and 2018, respectively. The Company expects to fund LIHTC commitments of $7.0 million during the year ended December 31, 2020 and $36.4 million during the year ended December 31, 2021, with the remaining commitments of $7.3 million paid by December 31, 2034. There were no impairment losses on the Company’s LIHTC investments during the years ended December 31, 2019, 2018 or 2017.
(c) Variable Interests - New Market Tax Credit Investments
The equity method balance of the NMTC investment was $25.4 million and $25.7 million at December 31, 2019 and December 31, 2018, respectively. The Company recognized related investment income of $701,000, $708,000 and $735,000 during the years ended December 31, 2019, 2018 and 2017, respectively. Gross tax credits related to the Company's certified development entities totaling $9.8 million are available through December 31, 2020. There were no impairment losses on the Company’s NMTC investments during the years ended December 31, 2019, 2018, or 2017.

(16)	Derivative Financial Instruments
The Company has entered into certain interest rate swap contracts that are not designated as hedging instruments. The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2019 and December 31, 2018:

	December 31, 2019		December 31, 2018
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$221,436	$8,318	$171,798	$5,095
Interest rate swap liability (1)	221,436	(8,318)	171,798	(5,095)
(1) The estimated fair value of derivatives with customers was $8,051 and $(1,643) as of December 31, 2019 and December 31, 2018, respectively. The estimated fair value of derivatives with third parties was $(8,051) and $1,643 as of December 31, 2019 and December 31, 2018, respectively.

(17)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net income:
Net income	$67,557	$53,057	$41,791
Dividends and undistributed earnings allocated to participating securities(1)	(57)	(223)	(293)
Net income allocated to common shareholders	$67,500	$52,834	$41,498
Basic:
Weighted average common shares outstanding	36,789,244	35,281,408	29,937,400
Restricted stock awards	(31,014)	(87,405)	(179,581)
Total basic weighted average common shares outstanding	36,758,230	35,194,003	29,757,819
Diluted:
Basic weighted average common shares outstanding	36,758,230	35,194,003	29,757,819
Effect of potentially dilutive common shares(2)	227,536	177,587	91,512
Total diluted weighted average common shares outstanding	36,985,766	35,371,590	29,849,331

(1) Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.
(2) Represents the effect of the assumed exercise of stock options and vesting of restricted stock awards and units.
Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock. For the year ended December 31, 2019, there were 1,501 anti-dilutive shares outstanding, respectively. For the years ended December 31, 2018 and 2017, there were no anti-dilutive shares outstanding.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.

The following table summarizes the dividend activity for the years ended December 31, 2019, 2018 and 2017:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 25, 2017	$0.12	February 9, 2017	February 23, 2017
April 25, 2017	$0.13	May 10, 2017	May 24, 2017
July 25, 2017	$0.13	August 10, 2017	August 24, 2017
October 25, 2017	$0.13	November 8, 2017	November 22, 2017
October 25, 2017	$0.10	November 8, 2017	November 22, 2017	*
January 24, 2018	$0.15	February 7, 2018	February 21, 2018
April 25, 2018	$0.15	May 10, 2018	May 24, 2018
July 24, 2018	$0.15	August 9, 2018	August 23, 2018
October 24, 2018	$0.17	November 7, 2018	November 21, 2018
October 24, 2018	$0.10	November 7, 2018	November 21, 2018	*
January 23, 2019	$0.18	February 7, 2019	February 21, 2019
April 24, 2019	$0.18	May 8, 2019	May 22, 2019
July 24, 2019	$0.19	August 8, 2019	August 22, 2019
October 23, 2019	$0.19	November 7, 2019	November 21, 2019
October 23, 2019	$0.10	November 7, 2019	November 21, 2019	*

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
Since the inception of the eleventh plan, the Company has repurchased 872,678 shares at an average share price of $20.03. During the year ended December 31, 2019, 292,712 shares were repurchased with an average share price of $26.50. No shares were repurchased under this plan during the years ended December 31, 2018 and 2017.
In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides repurchased shares for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
Repurchased shares to pay withholding taxes (1)	28,479	53,256	29,429
Stock repurchase to pay withholding taxes average share price	$30.83	$31.99	$25.01
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
In addition, common stock was issued during the years ended December 31, 2019, 2018, and 2017 related to the exercise of stock options and issuance of restricted stock awards as further described in Note (20) Stock-Based Compensation.

(18)	Accumulated Other Comprehensive Income (Loss)
The changes in AOCI, all of which are due to changes in the fair value of available for sale securities and are net of tax, during the years ended December 31, 2019, 2018 and 2017 are as follows:

	December 31, 2019	December 31, 2018	December 31, 2017
	(In thousands)
Balance of AOCI at the beginning of the year	$(7,455)	$(1,298)	$(2,606)
Other comprehensive income (loss) before reclassification	18,094	(5,956)	1,530
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(261)	(108)	(4)
Net current period other comprehensive income (loss)	17,833	(6,064)	1,526
ASU 2016-01 and 2018-02 Implementations	—	(93)	(218)
Balance of AOCI at the end of the year	$10,378	$(7,455)	$(1,298)

(19)	Fair Value Measurements
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

Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018:

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$105,223	$—	$105,223	$—
Municipal securities	133,014	—	133,014	—
Mortgage backed securities and collateralized mortgage obligations:
Residential	339,608	—	339,608	—
Commercial	327,095	—	327,095	—
Corporate obligations	24,194	—	24,194	—
Other asset-backed securities	23,178		23,178	—
Total investment securities available for sale	952,312	—	952,312	—
Equity security	148	148	—	—
Derivative assets - interest rate swaps	8,318	—	8,318	—
Liabilities
Derivative liabilities - interest rate swaps	$8,318	$—	$8,318	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$101,603	$15,936	$85,667	$—
Municipal securities	158,864	—	158,864	—
Mortgage backed securities and collateralized mortgage obligations:
Residential	331,602	—	331,602	—
Commercial	333,761	—	333,761	—
Corporate obligations	25,563	—	25,563	—
Other asset-backed securities	24,702	—	24,702	—
Total investment securities available for sale	976,095	15,936	960,159	—
Equity security	114	114	—	—
Derivative assets - interest rate swaps	5,095	—	5,095	—
Liabilities
Derivative liabilities - interest rate swaps	$5,095	$—	$5,095	$—

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2019 and 2018.

Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
The following tables below represent assets measured at fair value on a nonrecurring basis at December 31, 2019 and December 31, 2018 and the net losses recorded in earnings during years ended December 31, 2019 and 2018:

	Basis(1)	Fair Value at December 31, 2019
		Total	Level 1	Level 2	Level 3	Net Losses Recorded in Earnings During the Year Ended December 31, 2019
	(In thousands)
Impaired loans:
Commercial and industrial	$4,111	$3,380	$—	$—	$3,380	$78
Total assets measured at fair value on a nonrecurring basis	$4,111	$3,380	$—	$—	$3,380	$78

(1)	Basis represents the unpaid principal balance of impaired loans.

	Basis(1)	Fair Value at December 31, 2018
		Total	Level 1	Level 2	Level 3	Net Losses Recorded in Earnings During the Year Ended December 31, 2018
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$117	$107	$—	$—	$107	$10
Non-owner occupied commercial real estate	1,378	1,102	—	—	1,102	150
Total commercial business	1,495	1,209	—	—	1,209	160
Consumer	9	7	—	—	7	8
Total assets measured at fair value on a nonrecurring basis	$1,504	$1,216	$—	$—	$1,216	$168

(1)	Basis represents the unpaid principal balance of impaired loans.
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2019 and December 31, 2018:

	December 31, 2019
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$3,380	Market approach	Adjustment for differences between the comparable sales	173.5% - (18.5%); 36.8%

	December 31, 2018
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$1,216	Market approach	Adjustment for differences between the comparable sales	10.4% - (37.3%); (10.9%)

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
The following tables present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at December 31, 2019 and December 31, 2018:

	December 31, 2019
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$228,568	$228,568	$228,568	$—	$—
Investment securities available for sale	952,312	952,312	—	952,312	—
Loans held for sale	5,533	5,704	—	—	5,704
Total loans receivable, net	3,731,708	3,791,557	—	—	3,791,557
Accrued interest receivable	14,446	14,446	79	3,668	10,699
Derivative assets - interest rate swaps	8,318	8,318	—	8,318	—
Equity security	148	148	148	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$4,058,098	$4,058,098	$4,058,098	$—	$—
Certificate of deposit accounts	524,578	529,679	—	529,679	—
Securities sold under agreement to repurchase	20,169	20,169	20,169	—	—
Junior subordinated debentures	20,595	20,000	—	—	20,000
Accrued interest payable	199	199	95	64	40
Derivative liabilities - interest rate swaps	8,318	8,318	—	8,318	—

	December 31, 2018
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$161,910	$161,910	$161,910	$—	$—
Investment securities available for sale	976,095	976,095	15,936	960,159	—
Federal Home Loan Bank stock	6,076	N/A	N/A	N/A	N/A
Loans held for sale	1,555	1,605	—	1,605	—
Total loans receivable, net	3,619,118	3,613,076	—	—	3,613,076
Accrued interest receivable	15,403	15,403	68	4,091	11,244
Derivative assets - interest rate swaps	5,095	5,095	—	5,095	—
Equity security	114	114	114	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$3,965,510	$3,965,510	$3,965,510	$—	$—
Certificate of deposit accounts	466,892	470,222	—	470,222	—
Securities sold under agreement to repurchase	31,487	31,487	31,487	—	—
Junior subordinated debentures	20,302	20,500	—	—	20,500
Accrued interest payable	191	191	63	81	47
Derivative liabilities - interest rate swaps	5,095	5,095	—	5,095	—

(20)	Stock-Based Compensation
On July 24, 2014, the Company's shareholders approved the Equity Plan that provides for the issuance of 1,500,000 shares of the Company's common stock in the form of stock options, stock appreciation rights, stock awards (which includes restricted stock units, restricted stock awards, performance units, performance shares or bonus shares) and cash incentive awards. The Company issues new shares of common stock to satisfy share option exercises and restricted stock awards. As of December 31, 2019, shares remain available for future issuance under the Equity Plan totaled 838,932.
(a) Stock Option Awards
Stock options generally vest ratably over three years and expire five years after they become exercisable or vest ratably over four years and expire ten years from date of grant. For the years ended December 31, 2019, 2018 and 2017, the Company did not recognize any compensation expense or related tax benefit related to stock options as all of the compensation expense related to the outstanding stock options had been previously recognized. The intrinsic value from options exercised during the years ended December 31, 2019, 2018 and 2017 was $60,000, $202,000 and $161,000, respectively. The cash proceeds from options exercised during the years ended December 31, 2019, 2018 and 2017 were $58,000, $132,000 and $164,000, respectively.

The following table summarizes the stock option activity for the years ended December 31, 2019, 2018 and 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2016	37,495	$13.77
Exercised	(12,662)	12.97
Forfeited or expired	(1,602)	13.76
Outstanding at December 31, 2017	23,231	14.21
Exercised	(9,842)	13.45
Forfeited or expired	(831)	14.77
Outstanding at December 31, 2018	12,558	14.77
Exercised	(3,901)	14.77
Outstanding, vested and expected to vest and exercisable at December 31, 2019	8,657	$14.77	0.40	$117

(b) Restricted Stock Awards
Restricted stock awards granted generally have a four-year ratable vesting schedule. For the years ended December 31, 2019, 2018 and 2017 the Company recognized compensation expense related to restricted stock awards of $440,000, $907,000 and $1.4 million, respectively, and a related tax benefit of $93,000, $191,000 and $488,000, respectively. As of December 31, 2019, the total unrecognized compensation expense related to non-vested restricted stock awards was $76,000 and the related weighted average period over which the compensation expense is expected to be recognized is approximately 0.21 years. The vesting date fair value of the restricted stock awards that vested during the years ended December 31, 2019, 2018 and 2017 was $1.3 million, $2.2 million and $2.9 million, respectively.
The following table summarizes the restricted stock award activity for the years ended December 31, 2019, 2018 and 2017:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2016	261,296	$16.80
Vested	(113,479)	16.55
Forfeited	(10,418)	16.80
Nonvested at December 31, 2017	137,399	17.00
Vested	(67,877)	16.74
Forfeited	(3,489)	16.92
Nonvested at December 31, 2018	66,033	17.28
Vested	(43,148)	17.07
Forfeited	(2,178)	18.32
Nonvested at December 31, 2019	20,707	$17.59

(c) Restricted Stock Units
During 2017, the Company began issuing RSU and PRSU, collectively called "units." RSUs granted generally vest ratably over three years. PRSUs granted generally have a three-year cliff vesting schedule. Additionally, PRSU grants participate in dividends and may be subject to performance-based vesting as well as other approved vesting conditions. The number of shares actually delivered pursuant to the PRSUs depends on the performance of the Company's Total Shareholder Return and Return on Average Assets over the performance period in relation to the performance of the common stock of a predetermined peer group. The conditions of the grants allow for an actual payout ranging between no payout and 150% of target. The payout level is calculated based on actual performance achieved during the performance period compared to a defined peer group. The fair value of such PRSUs allocable to the performance of the Company's Total Shareholder Return was determined using a Monte Carlo simulation and will be recognized over the subsequent three-years. The Monte-Carlo simulation model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair value determination the possibility that the market condition may not be satisfied. Compensation costs related to these awards are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.
Expected volatilities in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant. The Company used the following assumptions to estimate the fair value of PRSUs granted for the periods indicated:

	Year ended December 31,
	2019	2018	2017
Shares issued	7,198	5,550	6,089
Expected Term in Years	2.84	2.84	2.85
Weighted-Average Risk Free Interest Rate	2.47%	2.39%	1.40%
Weighted Average Fair Value	$30.06	$27.69	$24.39
Correlation coefficient	ABA NASDAQ Community Bank Index	ABA NASDAQ Community Bank Index	ABA NASDAQ Community Bank Index
Range of peer company volatilities	19.9% - 75.4%	19.0% - 51.4%	17.8%-63.1%
Range of peer company correlation coefficients	34.5% - 90.7%	28.2% - 94.3%	8.2%-89.8%
Heritage volatility	23.9%	22.3%	21.8%
Heritage correlation coefficient	79.9%	76.4%	75.9%

For the years ended December 31, 2019, 2018, and 2017 the Company recognized compensation expense related to the units of $2.8 million, $1.8 million, and $712,000 respectively, and a related tax benefit of $589,000, $387,000, and $249,000 respectively. As of December 31, 2019, the total unrecognized compensation expense related to non-vested units was $4.4 million and the related weighted-average period over which the compensation expense is expected to be recognized is approximately 2.02 years. The vesting date fair value of the units that vested during the year ended December 31, 2019 was $2.0 million. There were no PRSUs that vested during the years end December 31, 2019, 2018, and 2017.
The following table summarizes the unit activity for the years ended December 31, 2019, 2018, and 2017:

	Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2016	—	$—
Granted	92,356	25.31
Forfeited	(1,812)	25.35
Nonvested at December 31, 2017	90,544	25.31
Granted	125,633	30.62
Vested	(32,375)	25.44
Forfeited	(4,617)	27.82
Nonvested at December 31, 2018	179,185	28.94
Granted	126,598	31.89
Vested	(64,173)	29.25
Forfeited	(8,070)	30.25
Nonvested at December 31, 2019	233,540	$30.41

(21)	Cash Requirement
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The required reserve balance at December 31, 2019 and December 31, 2018 was $17.1 million and $9.2 million, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

(22)	Income Taxes
Income tax expense is substantially due to Federal income taxes as the provision for the state of Oregon income taxes is insignificant. Income tax expense for the years ended December 31, 2019, 2018 and 2017 consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Current tax expense	$12,504	$9,866	$12,171
Deferred tax expense	984	1,372	6,185
Income tax expense	$13,488	$11,238	$18,356

A reconciliation of the Company's effective income tax rate with the Federal statutory income tax rate for the years ended December 31, 2019, 2018 and 2017 of 21%, 21% and 35% is as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Income tax expense at Federal statutory rate	$17,020	$13,710	$21,051
Tax-exempt instruments	(1,745)	(1,879)	(3,212)
Non-deductible acquisition costs	—	336	210
Federal tax credits and other benefits (1)	(1,961)	(515)	(1,510)
Effects of BOLI	(368)	(330)	(531)
Revaluation of net deferred tax assets	—	—	2,568
Other, net	542	(84)	(220)
Income tax expense	$13,488	$11,238	$18,356

(1)
Federal tax credits are provided for under the NMTC and LIHTC programs as described in Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements.

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

The following table presents major components of the deferred income tax asset (liability) resulting from differences between financial reporting and tax basis:

	December 31, 2019	December 31, 2018
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$7,389	$6,941
Accrued compensation	3,058	3,379
Stock compensation	904	769
Net unrealized losses charged to other comprehensive income on securities	—	2,070
Market discount on purchased loans	621	1,054
Foregone interest on nonaccrual loans	914	811
Net operating loss carryforward acquired	228	336
Other Real Estate Owned	—	754
ROU lease liability	5,227	—
Other deferred tax assets	134	364
Total deferred tax assets	18,475	16,478
Deferred tax liabilities:
Deferred loan fees, net	(3,328)	(3,333)
Premises and equipment	(2,510)	(1,819)
FHLB stock	(569)	(569)
Goodwill and other intangible assets	(2,807)	(3,526)
Federal tax credits	(1,781)	(1,457)
Junior subordinated debentures	(1,113)	(1,176)
Other deferred tax liabilities	(239)	(540)
ROU lease asset	(4,956)	—
Net unrealized gains recognized in other comprehensive income on securities	(2,753)	—
Total deferred tax liabilities	(20,056)	(12,420)
Deferred tax (liability) asset, net	$(1,581)	$4,058

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is required to be recognized for the portion of the deferred tax asset that will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2019, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management expects to realize the benefits of these deductible differences.
At December 31, 2019 and 2018, the Company had a net operating loss carryforward of $1.1 million and $1.6 million, respectively, that will begin to expire in 2024. The Company is limited to the amount of the net operating loss carryforward that it can deduct each year. A tax planning strategy has been developed that management believes will enable the Company to deduct all of the net operating loss carryforwards prior to the expiration date. Based on these estimates, management has not recorded a valuation allowance as of December 31, 2019 and 2018.
As of December 31, 2019 and 2018, the Company had an insignificant amount of unrecognized tax benefits, none of which would materially affect its effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The amount of interest and penalties accrued as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 were immaterial.
The Company has qualified under provisions of the Internal Revenue Code to compute income taxes after deductions of additions to the bad debt reserves when it was registered as a Savings Bank. At December 31, 2019, the Company had a taxable temporary difference of approximately $2.8 million that arose before 1988 (base-year amount). In accordance with FASB ASC 740, a deferred tax liability of an estimated $588,000 has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.
The Company and its subsidiary file a United States consolidated federal income tax return and an Oregon State income tax return, and the tax years subject to examination by the Internal Revenue Service are the years ended December 31, 2019, 2018, 2017 and 2016.

(23)	Regulatory Capital Requirements
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and operations. Management believes as of December 31, 2019, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of December 31, 2019:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$211,110	4.5%	N/A	N/A	$541,154	11.5%
Tier 1 leverage capital to average assets	212,578	4.0	N/A	N/A	561,749	10.6
Tier 1 capital to risk-weighted assets	281,479	6.0	N/A	N/A	561,749	12.0
Total capital to risk-weighted assets	375,306	8.0	N/A	N/A	598,226	12.8
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	211,017	4.5	304,803	6.5	538,560	11.5
Tier 1 leverage capital to average assets	211,187	4.0	263,984	5.0	538,560	10.2
Tier 1 capital to risk-weighted assets	281,356	6.0	375,142	8.0	538,560	11.5
Total capital to risk-weighted assets	375,142	8.0	468,927	10.0	575,037	12.3

As of December 31, 2018:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$197,189	4.5%	N/A	N/A	$510,618	11.7%
Tier 1 leverage capital to average assets	201,920	4.0	N/A	N/A	530,920	10.5
Tier 1 capital to risk-weighted assets	262,918	6.0	N/A	N/A	530,920	12.1
Total capital to risk-weighted assets	350,558	8.0	N/A	N/A	566,268	12.9
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	197,004	4.5	284,561	6.5	513,993	11.7
Tier 1 leverage capital to average assets	203,339	4.0	254,174	5.0	513,993	10.1
Tier 1 capital to risk-weighted assets	262,671	6.0	350,229	8.0	513,993	11.7
Total capital to risk-weighted assets	350,229	8.0	437,786	10.0	549,341	12.5

Under applicable capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%, a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. Both the Company and the Bank are also required to maintain a capital conservation buffer consisting of common equity Tier 1 capital above 2.5% of minimum risk based capital ratios to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. At December 31, 2019, the capital conservation buffer was 4.8% and 4.3% for the Company and the Bank, respectively.

(24)	Heritage Financial Corporation (Parent Company Only)
Following is the condensed financial statements of the Parent Company.

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Financial Condition

	December 31, 2019	December 31, 2018
	(In thousands)
ASSETS
Cash and interest earning deposits	$21,481	$14,602
Investment in subsidiary bank	806,717	764,097
Other assets	2,281	2,520
Total assets	$830,479	$781,219
LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$20,595	$20,302
Other liabilities	573	194
Total stockholders’ equity	809,311	760,723
Total liabilities and stockholders’ equity	$830,479	$781,219

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Income

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
INTEREST INCOME:
Interest and dividends on interest earning deposits and other assets	$57	$7	$44
Total interest income	57	7	44
INTEREST EXPENSE:
Junior subordinated debentures	1,339	1,263	1,014
Total interest expense	1,339	1,263	1,014
Net interest expense	(1,282)	(1,256)	(970)
NONINTEREST INCOME:
Dividends from subsidiary bank	47,000	30,000	23,000
Equity in undistributed income of subsidiary bank	25,186	29,258	21,755
Other income	39	22	—
Total noninterest income	72,225	59,280	44,755
NONONTEREST EXPENSE:
Professional services	517	3,063	768
Other expense	4,395	3,833	3,726
Total noninterest expense	4,912	6,896	4,494
Income before income taxes	66,031	51,128	39,291
Income tax benefit	(1,526)	(1,929)	(2,500)
Net income	$67,557	$53,057	$41,791

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$67,557	$53,057	$41,791
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary bank	(25,186)	(29,258)	(21,755)
Stock-based compensation expense	3,231	2,744	2,103
Net change in other assets and liabilities	763	1,735	(1,925)
Net cash provided by operating activities	46,365	28,278	20,214
Cash flows from investing activities:
Net cash received from acquisitions	—	1,782	—
Net cash provided by investing activities	—	1,782	—
Cash flows from financing activities:
Common stock cash dividends paid	(30,908)	(25,791)	(18,305)
Proceeds from exercise of stock options	58	133	164
Repurchase of common stock	(8,636)	(1,704)	(737)
Net cash used in financing activities	(39,486)	(27,362)	(18,878)
Net increase in cash and cash equivalents	6,879	2,698	1,336
Cash and cash equivalents at the beginning of year	14,602	11,904	10,568
Cash and cash equivalents at the end of year	$21,481	$14,602	$11,904

Supplemental non-cash disclosures of cash flow information:
Common stock issued for business combinations	$—	$230,043	$—
Capital contribution of net assets acquired in business combinations to Bank	—	228,261	—

(25)	Selected Quarterly Financial Data (Unaudited)
Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$53,807	$55,216	$54,884	$53,943
Interest expense	4,019	4,680	4,641	4,828
Net interest income	49,788	50,536	50,243	49,115
Provision for loan losses	920	1,367	466	1,558
Net interest income after provision for loan losses	48,868	49,169	49,777	47,557
Noninterest income	7,429	7,564	8,458	9,011
Noninterest expense	36,525	37,547	36,719	35,997
Income before provision for income taxes	19,772	19,186	21,516	20,571
Income tax expense	3,220	3,202	3,621	3,445
Net income	$16,552	$15,984	$17,895	$17,126
Basic earnings per common share	$0.45	$0.43	$0.49	$0.47
Diluted earnings per common share	0.45	0.43	0.48	0.47
Cash dividends declared on common stock	0.18	0.18	0.19	0.29

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest income	$43,247	$46,669	$54,606	$54,884
Interest expense	2,410	2,928	3,480	3,595
Net interest income	40,837	43,741	51,126	51,289
Provision for loan losses	1,152	1,750	1,065	1,162
Net interest income after provision for loan losses	39,685	41,991	50,061	50,127
Noninterest income	7,548	7,575	8,050	8,445
Noninterest expense	36,747	35,706	39,461	37,273
Income before provision for income taxes	10,486	13,860	18,650	21,299
Income tax expense	1,399	2,003	3,146	4,690
Net income	$9,087	$11,857	$15,504	$16,609
Basic earnings per common share	$0.27	$0.35	$0.42	$0.45
Diluted earnings per common share	0.27	0.35	0.42	0.45
Cash dividends declared on common stock	0.15	0.15	0.15	0.27

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported on a timely basis. Our management has evaluated, with the participation and under the supervision of our CEO and CFO, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on these criteria.
Crowe LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, and their report is included in Item 8. Financial Statements And Supplementary Data.
(b) Attestation report of the registered public accounting firm.
See Item 8. Financial Statements And Supplementary Data.
(c) Changes in internal control over financial reporting.
There were no significant changes in the Company’s internal control over financial reporting during the fourth quarter of the period covered by this Form 10-K that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors of the registrant is incorporated by reference to the section entitled “Proposal 1 - Election of Directors” of our Proxy Statement.
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
The Company has adopted a written Code of Ethics that applies to our directors, officers and employees. The Code of Ethics can be accessed electronically by visiting the Company’s website at www.hf-wa.com in the section titled Overview: Governance Documents.
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

ITEM 11.     EXECUTIVE COMPENSATION
Information concerning executive and director compensation and certain matters regarding participation in the Company’s Compensation Committee required by this item is incorporated by reference to the headings “Director Compensation," “Report of the Compensation Committee,” “Executive Compensation,” and "CEO Pay Ratio" of the Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information concerning security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.
The following table summarizes the consolidated activity within the Company’s stock-based compensation plans as of December 31, 2019, all of which were approved by shareholders.

Plan Category	Number of securities to be issued upon vesting of restricted stock awards	Number of securities to be issued upon vesting of restricted stock units	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans, all of which are approved by security holders	20,707	233,540	8,657	$14.77	838,932

ITEM 13.     CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions is incorporated by reference to the sections entitled “Meetings and Committees of the Board of Directors" and Corporate Governance” of the Proxy Statement.
Our common stock is listed on the NASDAQ Global Select Market. In accordance with NASDAQ requirements, at least a majority of our directors must be independent directors. The Board of Directors has determined that 9 of our 11 directors are independent.

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
(3) Exhibits: Included in schedule below.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
2.1	Agreement and Plan of Merger with Puget Sound Bancorp, Inc	8-K	2.1	7/27/17

2.2	Agreement and Plan of Merger with Premier Commercial Bancorp, Inc	8-K	2.1	3/9/2018

3.1	Amended and Restated Articles of Incorporation	8-K	3.1(B)	5/18/10

3.2	Amended and Restated Bylaws of the Company	8-K	3.2	10/3/16

4.1	Form of Certificate of Heritage's Common Stock (3)	S-1/A	-	10/29/97

10.1*	Annual Incentive Compensation Plan	10-K	10.5	3/9/17

10.3*	Amended 2014 Omnibus Equity Plan	8-K	99.2	2/1/17

10.4*	2014 Omnibus Equity Plan	DEF 14A	-	6/11/14

10.5*	Form of Nonqualified Stock Option Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.6	2/1/17

10.6*	Form of Nonqualified Stock Option Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	10-Q	10.8	8/8/14

10.7*	Form of Restricted Stock Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.7	2/1/17

10.8*	Form of Restricted Stock Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	10-Q	10.9	8/8/14

10.9*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan (4)	8-K	99.4	2/1/17

10.10*	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	10-Q	10.10	8/8/14

10.11*	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.3	2/1/17

10.12*	Form of Cash Incentive Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.8	2/1/17

10.13*	Form of Incentive Stock Option Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.5	2/1/17

10.14*	Transitional Employment Agreement by and between Heritage and Brian L. Vance	8-K	10.1	7/10/18

10.15*	Employment Agreement by and between Heritage and Jeffery J. Deuel	8-K	10.1	7/1/19

10.16*	Deferred Compensation Plan and Participation Agreement by and between Heritage and Jeffrey J. Deuel	8-K	10.6	9/7/12

10.17*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Jeffrey J. Deuel	8-K	10.2	12/22/16

10.18*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Jeffrey J. Deuel	10-Q	10.15	11/6/19

10.19*	Employment Agreement by and between Heritage and Donald J. Hinson	10-Q	10.22	11/6/19

10.20*	Deferred Compensation Plan and Participation Agreement by and between Heritage and Donald J. Hinson	8-K	10.7	9/7/12

10.21*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Donald J. Hinson	8-K	10.3	12/22/16

10.22*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Donald J. Hinson	10-Q	10.16	11/6/19

10.23*	Employment Agreement by and between Heritage and David A. Spurling	10-Q	10.24	11/6/19

10.24*	Deferred Compensation Plan and Participation Agreement by and between Heritage and David A. Spurling	8-K	10.2	1/6/14

10.25*	Deferred Compensation Plan and Participation Agreement Addendum by and between Heritage and David A. Spurling	8-K	10.1	12/22/15

10.26*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and David A. Spurling	8-K	10.5	12/22/16

10.27*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and David A. Spurling	10-Q	10.23	11/6/19

10.28*	Employment Agreement by and between Heritage and Bryan McDonald	10-Q	10.33	11/6/19

10.29*	Deferred Compensation Plan and Participation Agreement by and between Heritage and Bryan D. McDonald	10-K	10.16	3/11/15

10.30*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Bryan D. McDonald	8-K	10.4	12/22/16

10.31*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Bryan D. McDonald	10-Q	10.27	11/6/19

10.32*	Employment Agreement by and between Heritage and Cindy Huntley	10-Q	10.35	11/6/19

10.33*	Deferred Compensation Plan and Participation Agreement by and between Heritage and Cindy Huntley	10-Q	10.36	11/6/19

10.34*	Employment Agreement by and between Heritage and William Glasby	10-Q	10.37	11/6/19

10.35*	Form of Split Dollar Agreements, dated August 3, 2015, by and between Heritage and Brian L. Vance, Jeffrey J. Deuel, Donald J. Hinson, Bryan D. McDonald and David A. Spurling	10-Q	10.17	8/6/15

10.36*	Form of First Amendment to Split Dollar Agreements dated August 3, 2015 by and between Heritage and Brian L. Vance, Jeffrey J. Deuel, Donald J. Hinson, Bryan D. McDonald and David Spurling	10-Q	10.34	5/9/19

14.0	Code of Ethics and Conduct Policy (2)

21.0	Subsidiaries of the Company (1)

23.0	Consent of Independent Registered Public Accounting Firm (1)

24.0	Power of Attorney (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
*Indicates management contract or compensatory plan or arrangement.
(1) Filed herewith.
(2) Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Overview: Governance Documents.
(3) Exhibit not previously filed in electronic format.

ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2020.

HERITAGE FINANCIAL CORPORATION
(Registrant)

/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2020.

Principal Executive Officer:
/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer

Principal Financial Officer:
/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer

Jeffrey J. Deuel, pursuant to a power of attorney that is being filed with the Form 10-K, has signed this report as attorney in fact for the following directors who constitute a majority of the Board.

Brian S. Charneski
John A. Clees
Stephen A. Dennis
Kimberly T. Ellwanger
Deborah J. Gavin
Jeffrey S. Lyon
Gragg E. Miller
Anthony B. Pickering
Brian L. Vance
Ann Watson
/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
Attorney-in-Fact
February 28, 2020