Form 10-Q
period 2020-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2020-05-05
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020 or

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
As of April 27, 2020 there were 35,888,494 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
March 31, 2020

GLOSSARY OF ACRONYMS, ABBREVIATIONS, AND TERMS

The acronyms, abbreviations, and terms listed below are used in various sections of the Form 10-Q, including “Item 1. Financial Statements” and “Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations." As used throughout this report, the terms “we”, “our”, or “us” refer to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

2019 Annual Form 10-K	Company's Annual Report on Form 10-K for the year ended December 31, 2019
ACL	Allowance for Credit Losses
ALL	Allowance for Loan Losses
AOCI	Accumulated other comprehensive income (loss), net
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Heritage Bank
BOLI	Bank owned life insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of 2020
CDI	Core Deposit Intangible
CECL	Current Expected Credit Loss
CECL Adoption
Adoption of FASB ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology on January 1, 2020

CEO	Chief Executive Officer
CFO	Chief Financial Officer
Company	Heritage Financial Corporation
COVID-19	Coronavirus Disease of 2019 pandemic
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
Federal Reserve Bank	Federal Reserve Bank of San Francisco
FHLB	Federal Home Loan Bank of Des Moines
GAAP	U.S. Generally Accepted Accounting Principles
GDP	U.S. Gross Domestic Product
Heritage	Heritage Financial Corporation
LIBOR	London Interbank Offering Rate
PCI
Purchased Credit Impaired; loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected; accounted for under FASB ASC 310-30

PCD
Purchased Credit Deteriorated; loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected; accounted for under FASB ASC 326

PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructured
Unfunded Commitments	Off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments
Washington Banking Merger	Merger with Washington Banking Company & Whidbey Island Bank completed on May 1, 2014

FORWARD LOOKING STATEMENTS:
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated, including but not limited to:

•
the effect of the COVID-19 pandemic, including on our credit quality and business operations, as well as its impact on general economic and financial market conditions including economic activity, employment levels and market liquidity;

•
the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our ACL on loans and provision for credit losses on loans that may be effected by deterioration in the housing and commercial real estate markets, which may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our ACL on loans no longer being adequate to cover actual losses, and require us to increase our allowance for credit losses on loans;

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

•	legislative or regulatory changes that adversely affect our business

•	implementing regulations, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;

•	our ability to control operating costs and expenses;

•	increases in premiums for deposit insurance;

•	the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;

•	difficulties in reducing risk associated with the loans on our Condensed Consolidated Statements of Financial Condition;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;

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

•
changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and

•
other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including from the COVID-19 pandemic, and the other risks detailed from time to time in our filings with the SEC including our 2019 Annual Form 10-K.

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(In thousands, except shares)

	March 31, 2020	December 31, 2019
ASSETS
Cash on hand and in banks	$105,097	$95,039
Interest earning deposits	57,816	133,529
Cash and cash equivalents	162,913	228,568
Investment securities available for sale, at fair value, net (amortized cost of $937,828 and $939,160 at March 31, 2020 and December 31, 2019)	961,092	952,312
Loans held for sale	3,808	5,533
Loans receivable	3,852,376	3,767,879
Allowance for credit losses on loans	(47,540)	(36,171)
Loans receivable, net	3,804,836	3,731,708
Other real estate owned	841	841
Premises and equipment, net	87,958	87,888
Federal Home Loan Bank stock, at cost	6,661	6,377
Bank owned life insurance	106,756	103,616
Accrued interest receivable	14,940	14,446
Prepaid expenses and other assets	180,846	164,129
Other intangible assets, net	15,710	16,613
Goodwill	240,939	240,939
Total assets	$5,587,300	$5,552,970
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$4,617,948	$4,582,676
Junior subordinated debentures	20,668	20,595
Securities sold under agreement to repurchase	11,792	20,169
Accrued expenses and other liabilities	138,454	120,219
Total liabilities	4,788,862	4,743,659
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, no par value, 50,000,000 shares authorized; 35,888,494 and 36,618,729 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	568,439	586,459
Retained earnings	211,707	212,474
Accumulated other comprehensive income, net	18,292	10,378
Total stockholders’ equity	798,438	809,311
Total liabilities and stockholders’ equity	$5,587,300	$5,552,970

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
INTEREST INCOME
Interest and fees on loans	$46,277	$46,699
Taxable interest on investment securities	5,639	5,823
Nontaxable interest on investment securities	756	950
Interest on other interest earning assets	420	335
Total interest income	53,092	53,807
INTEREST EXPENSE
Deposits	4,216	3,603
Junior subordinated debentures	285	354
Other borrowings	34	62
Total interest expense	4,535	4,019
Net interest income	48,557	49,788
Provision for credit losses	7,946	920
Net interest income after provision for credit losses	40,611	48,868
NONINTEREST INCOME
Service charges and other fees	4,376	4,485
Gain on sale of investment securities, net	1,014	15
Gain on sale of loans, net	547	252
Interest rate swap fees	296	—
Other income	3,247	2,677
Total noninterest income	9,480	7,429
NONINTEREST EXPENSE
Compensation and employee benefits	22,506	21,914
Occupancy and equipment	5,731	5,458
Data processing	2,360	2,173
Marketing	866	1,098
Professional services	1,377	1,173
State/municipal business and use taxes	757	798
Federal deposit insurance premium	—	285
Other real estate owned, net	25	86
Amortization of intangible assets	903	1,025
Other expense	2,735	2,515
Total noninterest expense	37,260	36,525
Income before income taxes	12,831	19,772
Income tax expense	640	3,220
Net income	$12,191	$16,552
Basic earnings per common share	$0.34	$0.45
Diluted earnings per common share	$0.33	$0.45
Dividends declared per common share	$0.20	$0.18

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$12,191	$16,552
Change in fair value of investment securities available for sale, net of tax of $2,419 and $2,145, respectively	8,707	8,028
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $(221) and $(3), respectively	(793)	(12)
Other comprehensive income	7,914	8,016
Comprehensive income	$20,105	$24,568
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31, 2020
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2019	36,619	$586,459	$212,474	$10,378	$809,311
Cumulative effect from change in accounting policy (1)	—	—	(5,615)	—	(5,615)
Restricted stock units vested, net of forfeitures, of restricted stock awards	87	—	—	—	—
Exercise of stock options	5	71	—	—	71
Stock-based compensation expense	—	969	—	—	969
Common stock repurchased	(822)	(19,060)	—	—	(19,060)
Net income	—	—	12,191	—	12,191
Other comprehensive income, net of tax	—	—	—	7,914	7,914
Cash dividends declared on common stock ($0.20 per share)		—	(7,343)	—	(7,343)
Balance at March 31, 2020	35,889	$568,439	$211,707	$18,292	$798,438

	Three Months Ended March 31, 2019
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
Balance at December 31, 2018	36,874	$591,806	$176,372	$(7,455)	$760,723
Cumulative effect from change in accounting policy (1)	—	—	(399)	—	(399)
Restricted stock units vested, net of forfeitures of restricted stock awards	49	—	—	—	—
Exercise of stock options	2	22	—	—	22
Stock-based compensation expense	—	741	—	—	741
Common stock repurchased	(26)	(802)	—	—	(802)
Net income	—	—	16,552	—	16,552
Other comprehensive income, net of tax	—	—	—	8,016	8,016
Cash dividends declared on common stock ($0.18 per share)	—	—	(6,662)	—	(6,662)
Balance at March 31, 2019	36,899	$591,767	$185,863	$561	$778,191
(1) Effective January 1, 2020, Company adopted ASU 2016-13, Financial Instruments - Credit Losses. Effective January 1, 2019, the Company adopted ASU 2016-02, Leases.

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$12,191	$16,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, amortization of securities available for sale, and amortization of discount of junior subordinated debentures	2,095	2,234
Changes in net deferred loan costs, net of amortization	(239)	276
Provision for credit losses	7,946	920
Net change in accrued interest receivable, prepaid expenses and other assets, and accrued expenses and other liabilities	(7,581)	1,345
Stock-based compensation expense	969	741
Amortization of intangible assets	903	1,025
Origination of mortgage loans held for sale	(16,026)	(8,607)
Proceeds from sale of mortgage loans held for sale	18,298	7,458
Earnings on bank owned life insurance	(885)	(487)
Loss on sale of other real estate owned, net	4	—
Gain on sale of loans, net	(547)	(252)
Gain on sale of investment securities, net	(1,014)	(15)
Gain on sale of assets held for sale	(9)	—
Impairment for right of use asset	—	117
(Gain) loss on sale of premises and equipment, net	(9)	5
Net cash provided by operating activities	16,096	21,312
Cash flows from investing activities:
Loans originated, net of principal payments	(86,596)	(42,357)
Maturities, calls and payments of investment securities available for sale	74,320	47,004
Purchase of investment securities available for sale	(90,517)	(57,606)
Proceeds from sales of investment securities available for sale	25,177	10,932
Purchase of premises and equipment	(1,423)	(1,030)
Proceeds from sales of other real estate owned	266	79
Proceeds from sales of assets held for sale	394	—
Proceeds from redemption of Federal Home Loan Bank stock	760	2,276
Purchases of Federal Home Loan Bank stock	(1,044)	(3,577)
Proceeds from sales of premises and equipment	9	—
Purchase of bank owned life insurance	(3,579)	—
Proceeds from bank owned life insurance death benefit	1,324	—
Capital contributions to low-income housing tax credit partnerships and new market tax credit partnerships, net	(1,434)	(80)
Net cash used in investing activities	(82,343)	(44,359)
Cash flows from financing activities:
Net increase (decrease) in deposits	35,272	(38,687)
Federal Home Loan Bank advances	19,000	76,900
Repayment of Federal Home Loan Bank advances	(19,000)	(51,900)
Common stock cash dividends paid	(7,314)	(6,662)
Net decrease in securities sold under agreement to repurchase	(8,377)	(6,564)
Proceeds from exercise of stock options	71	22
Repurchase of common stock	(19,060)	(802)
Net cash provided by (used in) financing activities	592	(27,693)

	Three Months Ended March 31,
	2020	2019
Net decrease in cash and cash equivalents	(65,655)	(50,740)
Cash and cash equivalents at beginning of period	228,568	161,910
Cash and cash equivalents at end of period	$162,913	$111,170

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,507	$3,801
Cash paid for income taxes, net of refunds	58	—

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$270	$—
Transfers of properties held for sale recorded in premises and equipment, net to prepaid expenses and other assets	—	763
Purchase of investment securities available for sale not settled	7,303	—
Cumulative effect from change in accounting policy (1)	7,175	29,754
Impact of new or modified leases	591	335
(1) Effective January 1, 2020, Company adopted ASU 2016-13, Financial Instruments - Credit Losses. Effective January 1, 2019, the Company adopted ASU 2016-02, Leases.

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1)	Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
Heritage Financial Corporation is a bank holding company that was incorporated in the State of Washington in August 1997. The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank. The Bank is a Washington-chartered commercial bank and its deposits are insured by the FDIC. The Bank is headquartered in Olympia, Washington and conducts business from its 62 branch offices as of March 31, 2020 located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas.

(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2019 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
To prepare unaudited Condensed Consolidated Financial Statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. It is reasonably possible management's estimate of ACL on loans and the fair value of financial instruments could change from $47.5 million and the amounts disclosed in Note (13) Fair Value Measurements, respectively. The resulting change in these estimates would be material to the unaudited Condensed Consolidated Financial Statements.
Certain prior year amounts have been reclassified to conform to the current year’s presentation. Namely, loan receivable balances in the disclosures of Note (3) Loans Receivable and Note (4) Allowance for Credit Losses on Loans have been reclassified to conform to the current period presentation, which is net of deferred fees and costs. Reclassifications had no effect on the prior years' net income or stockholders’ equity.

(c) Significant Accounting Policies
The significant accounting policies used in preparation of the Company's Condensed Consolidated Financial Statements are disclosed in the 2019 Annual Form 10-K. Other than the adoption of new accounting standard discussed below, there have not been any material changes in the Company's significant accounting policies from those contained in the 2019 Annual Form 10-K.
Adoption of New Accounting Standard
On January 1, 2020, the Company adopted FASB ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, the CECL Adoption made changes to the accounting for investment securities available for sale.
The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and unfunded commitments. The Company elected not to measure an ACL on accrued interest receivable on loans receivable or accrued interest receivable on investment securities available for sale as Company policy is to reverse interest income for uncollectible accrued interest receivable balances in a timely manner.

Results for the reporting period beginning after January 1, 2020 are presented under ASU 2016-13, while prior period amounts were not restated and continue to be reported in accordance with previously applicable GAAP. The accounting policies for prior periods are included in the 2019 Form 10-K.
The accounting policies for all financial instruments impacted by the CECL adoption are as follows:

Investment Securities
A debt security is placed on nonaccrual status at the time any principal or payments become more than 90 days delinquent. Interest accrued, but not received for a security placed on nonaccrual, is reversed against interest income during the period that the debt security is placed on nonaccrual status.
Allowance for Credit Losses on Investment Securities
Management evaluates the need for an ACL on investment securities on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For investment securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL on investment securities available for sale is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an ACL on investment securities for sale is recognized in other comprehensive income.
Changes in the ACL on investment securities available for sale are recorded as provision (reversal of provision) for credit losses expense. Losses are charged against the allowance when management believes the uncollectability of an investment security available for sale is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Accrued interest receivable on investment securities available for sale is excluded from the estimate of credit losses as interest accrued, but not received, is reversed timely in accordance with the policy for investment securities above.
Loans Receivable
Loans receivable include loans originated and indirect loans purchased by the Bank as well as loans acquired in business combinations.
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the outstanding principal balance, net of purchased premiums and discounts, unearned discounts, and net deferred loan origination fees and costs. Accrued interest receivable for loans receivable is reported in prepaid expenses and other assets on the Condensed Consolidated Statements of Financial Condition.
Purchased Loans:
Loans acquired in a business combination are designated as “purchased” loans. Upon adoption of ASU 2016-13, the Bank's PCI loans were transitioned to PCD loans. The Bank elected to account for the PCD loans individually, terminating the pools of loans that were previously accounted for under ASC 310-30.
Loans purchased after January 1, 2020 are recorded at their fair value at acquisition date net of an ACL on loans expected to be incurred over the life of the loan. The initial ACL on purchased loans is determined using the same methodology as originated loans. For non-PCD loans, the initial ACL is recorded to provision for credit losses expense. For PCD loans, the initial ACL is incorporated into the calculation of the fair value of net assets acquired on the merger date and the net of the PCD loan purchase price and the initial ACL becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of PCD loans is the noncredit discount or premium for PCD loans. The noncredit discount or premium for PCD loans and both the noncredit and credit discount or premium for non-PCD loans are accreted through the interest and fees on loans line item on the Condensed Consolidated Statements of Income over the life of the loan using the effective interest method for non-revolving credits or the straight-line method, which approximates the effective interest method, for revolving credits. Any unrecognized discount or premium for a purchased loan that is subsequently repaid in full is recognized immediately into income. Subsequent changes to the ACL on loans for purchased loans are recorded through provision for credit losses expense.
Troubled Debt Restructures:
The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined by the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.
Allowance for Credit Losses on Loans
The ACL on loans is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Loans are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged off. Subsequent recoveries, if any, are credited to the allowance. The Bank record the changes in the ACL through earnings, as a provision for credit losses on the Condensed Consolidated Statements of Income.
Accrued interest receivable on loans receivable is excluded from the estimate of credit losses. Instead, interest accrued, but not received, is reversed timely in accordance with the policy for loans receivable above.
Management has adopted a historic loss, open pool CECL methodology to calculate the ACL on loans. The same methodology is applied to all loans consistent with the guidance of the accounting standard which does not require undue complexity. Under this allowance approach, the Company has identified segments of loans with similar risk characteristics that align with its identified loan classes. Nonaccrual loans are not considered similar to other loans; therefore, they are evaluated for allowance on an individual basis. The allowance for individually evaluated loans is calculated using either the collateral value method, which considers the likely source of repayment as the value of the collateral, less estimated costs to sell, or the net present value method, which considers the contractual principal and interest terms and estimated cash flows available from the borrower to satisfy the debt. When the net present value method is used, management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments.
The ACL on a TDR loan is measured using the same method as all other loans, except that the original interest rate is used to discount the expected cash flows, not the rate specified in the restructuring. Nonperforming TDR loans, including defaulted TDR loans, are evaluated for allowance on an individual basis. A performing TDR loan is evaluated for allowance on a collective basis with loans with similar risk characteristics if a) it is classified as a risk rating of "Pass", b) it has paid a minimum of six months of principal and interest in accordance with the restructured terms and c) it has not been over 30 days delinquent in the most recent six month period. If all three criteria on a performing TDR loan are not met, the loan is evaluated for allowance on an individual basis as it is not deemed to have similar characteristics of other loans in the portfolio.
For each loan segment collectively measured, the baseline loss rates are calculated using the bank's average quarterly historical loss information. The Bank evaluates the historical period on a quarterly basis, with the assumption that economic cycles have historically lasted between 10 and 15 years. The baseline loss rates are applied to each loan's estimated cash flows over the life of the loan under the remaining life method to determine the baseline loss estimate for each loan. Estimated cash flows consider the principal and interest in accordance with the contractual term of the loan and estimated prepayments. Contractual cash flows are based on the amortized cost, as adjusted for balances guaranteed by governmental entities, such as SBA or USDA, or the unguaranteed amortized cost. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: 1) management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or 2) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company. Prepayments are established for each segment based on rolling historical averages for the segments, which management believes is an accurate representation of future prepayment activity. Management reviews the adequacy of the prepayment period assumption on a quarterly basis.

The CECL methodology includes consideration of the forecasted direction of the economic and business environment and its likely impact to the estimated allowance as compared to the historical losses over the reasonable and supportable time frame. Economic forecast models for the current period are uploaded to the model, which targets 16 forecasted macroeconomic factors, such as unemployment rate, GDP, housing price index, commercial real estate price index, disposable income growth, mortgage rates, and certain rate indices. Each of the forecasted segments is impacted by a mix of these macroeconomic factors. Further, each of the macroeconomic factors is utilized differently by segment, including the application of lagged factors and various transformations such as percent change year over year.
The macroeconomic sensitive model is developed for each segment given the current and forecasted conditions, and a macroeconomic multiplier is calculated for each forecast period considering the forecasted losses as compared to the long-term average actual losses of the dataset. The impact of those macroeconomic factors to each segment, positive or negative, using the reasonable and supportable period, are added to the calculated baseline loss rate. After the reasonable and supportable period, the estimated credit losses are reverted back to historical baseline loss levels under a reversion period on a straight-lined, input reversion basis.
The Bank also considers other qualitative risk factors to adjust the estimated ACL calculated by the above mentioned model. The Bank will have a bias for minimal factors unless internal or external factors outside those considered in its historical losses or macroeconomic forecast indicate otherwise. The Bank will establish metrics to estimate the qualitative risk factor by segment based on the identified risk.
In general, management's estimate of the ACL on loans uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.
The allowance for loan losses evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize losses on loans, future additions to the allowance may be necessary based on further declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s ACL on loans. Such agencies may require the Bank to make adjustments to the allowance based on their judgments about information available to them at the time of their examinations. The Company believes the ACL on loans is appropriate given all of the above considerations.
Allowance for Credit Losses on Unfunded Commitments
The Bank estimates expected credit losses on unfunded, off-balance sheet commitments over the contractual period in which the Bank is exposed to credit risk from a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Company. The Bank has determined that no allowance is necessary for its credit card portfolio as it has the ability to unconditionally cancel the available lines of credit.
The allowance methodology is similar to the ACL on loans, but additionally includes an estimate of the future utilization of the commitment as determined by historical commitment utilizations and the Bank's estimates of future utilizations given current economic forecasts. The credit risks associated with the unfunded commitments are consistent with the risks outlined for each loan class.
The allowance is recognized in accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition and is adjusted as a provision (reversal of provision) for credit losses on the Condensed Consolidated Statements of Income.
Provision for Credit Losses
The provision for credit losses as presented in the Company's Condensed Consolidated Statements of Income includes the provision for credit losses on loans and the provision for credit losses on unfunded commitments.

(d) Recently Issued Accounting Pronouncements
FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, and 2020-02, was originally issued in June 2016. This ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for fiscal years after December 15, 2018. The Company adopted the Update on January 1, 2020 as discussed in the Significant Accounting Policies section above. The adoption had the following impacts:
Investment Securities
As of December 31, 2019, the Company had no historical charge-off or recovery history and did not have any investment securities available for sale outstanding at the adoption date for which an other-than-temporary impairment was previously recorded. At the adoption date of ASU 2016-13, the unrealized losses present in the portfolio of investment securities available for sale were primarily due to decreases in market interest rates on floating rate investment securities since the purchase of the securities and the fair value of these securities was expected to recover as the securities approach their maturity dates. The basis of management’s conclusion was that at December 31, 2019, 83.5% of the investment securities were issued by or guaranteed by the United States government or its agencies, 14.0% were issued and guaranteed by State and local governments and the remainder of the portfolio was invested in at least investment-grade securities. As a result of the analysis, no allowance for credit losses on investment securities available for sale was recorded upon adoption. See Note (2) Investment Securities for more information.
Loan Receivable
ASU 2016-13 was applied prospectively and replaced the allowance for loan losses with the ACL on loans on the Condensed Consolidated Statements of Financial Condition and replaced the related provision for loan losses with the provision for credit losses on loans as presented on the Condensed Consolidated Statements of Income, net of provision for credit losses on unfunded commitments.
The adoption was completed in a specific order beginning with the transition of PCI loans to PCD loans. The Bank elected to account for the PCD loans individually, terminating the pools of loans that were previously accounted for under ASC 310-30. First, an ACL was determined for each PCI loan. The ACL on PCI loans was added to the loans' carrying amount to establish a PCD loan at its amortized cost basis. The difference between the unpaid principal balance and the amortized cost basis of the PCD loan is a noncredit premium or discount, which will be amortized into interest income over the remaining life of the PCD loan. The PCI to PCD transition did not have an impact on beginning retained earnings; however, it did have the effect of reducing the existing allowance for PCI loans by $1.6 million under the CECL methodology as compared to ASC 310-30 methodology.
Following the PCI to PCD transition, the Bank recorded a pretax increase to the ACL on loans of $3.4 million to increase the reserve to the estimated credit losses at January 1, 2020 based on its CECL methodology as part of the cumulative-effect adjustment to beginning retained earnings. The pretax increase to the ACL on loans of $3.4 million and the reduction in ACL on loans due to the PCI to PCD transition of $1.6 million resulted in a $1.8 million increase in the ACL on loans at January 1, 2020. Upon adoption, the adjusted beginning balance of the ACL on loans as a percentage of loans receivable was 1.01% as compared to 0.96% at December 31, 2019 under the prior incurred loss methodology. At March 31, 2020, the ACL on loans as a percentage of loans receivable was 1.23%.
The PCI to PCD transition also resulted in a net discount of $4.3 million for PCD loans, or an increase in the net discount for PCD loans of $1.6 million. Following the transition, the total net discount for purchased loans increased to $10.0 million at January 1, 2020 compared to $8.4 million as of December 31, 2019. The total net discount for purchased loans was $9.0 million at March 31, 2020. The Company accretes the net discount or premium on purchased loans to interest and fees on loans using the effective interest method.
See Note (3) Loans Receivable and Note (4) Allowance for Credit Losses on Loans for more information.
Unfunded Commitments
ASU 2016-13 was applied prospectively and replaced the reserve for unfunded commitments with the ACL on unfunded commitments as included in accrued liabilities and other expenses on the Condensed Consolidated Statements of Financial Condition and replaced the provision for unfunded commitments with the provision for credit losses on unfunded commitments as presented on the Condensed Consolidated Statements of Income, net of provision for credit losses on loans. Upon adoption, the Bank recorded a pretax increase in the beginning ACL on unfunded commitments of $3.7 million. See Note (15) Commitments and Contingencies for more information.

Overall CECL Impact
The adoption of ASU 2016-13, including the above mentioned increase to the ACL on loans of $3.4 million and the increase to the ACL on unfunded commitments of $3.7 million, resulted in a pretax cumulative-effect adjustment of $7.1 million. The impact of this adjustment to beginning retained earnings on January 1, 2020 was $5.6 million, net of tax.

FASB ASU 2017-04, Goodwill (Topic 350), was issued in January 2017 and eliminates Step 2 from the goodwill impairment test. The ASU is effective for annual periods or any interim goodwill impairment tests beginning after December 15, 2019 using a prospective transition method and early adoption is permitted. The Company adopted the guidance on January 1, 2020. The adoption did not have a material impact on its Condensed Consolidated Financial Statements as of or for the three month ended March 31, 2020 as the Company's qualitative assessment indicated no goodwill impairment.
FASB ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, was issued in August 2018 and modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the guidance on January 1, 2020. The adoption did not have a material impact to Note (13) Fair Value Measurements in its Condensed Consolidated Financial Statements.
FASB ASU 2020-03, Codification Improvements to Financial Instruments was issued in March 2020 and revised a wide variety of topics in the Codification with the intent to make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications. The Update was effective immediately upon its release and did not have a material impact on the Company's Condensed Consolidated Financial Statements.
FASB ASU 2020-04, Reference Rate Reform (Topic 848) was issued in March 2020 and provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. The Update also provides numerous optional expedients for derivative accounting. The Update is effective March 12, 2020 through December 31, 2022. An entity may elect to apply the Update for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this Update must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company anticipates this Update will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. The Company is evaluating the impacts of this Update and have not yet determined whether LIBOR transition and this Update will have material effects on our business operations and Condensed Consolidated Financial Statements.

(2)	Investment Securities
(a) Securities by Type and Maturity
The following tables present the amortized cost and fair value of investment securities available for sale at the dates indicated and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$85,868	$1,314	$(120)	$87,062
Municipal securities	174,614	5,409	(415)	179,608
Mortgage-backed securities and collateralized mortgage obligations:
Residential	313,710	9,204	(230)	322,684
Commercial	316,683	10,348	(1,275)	325,756
Corporate obligations	23,897	195	(260)	23,832
Other asset-backed securities (1)	23,056	—	(906)	22,150
Total	$937,828	$26,470	$(3,206)	$961,092

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$104,709	$598	$(84)	$105,223
Municipal securities	128,183	4,933	(102)	133,014
Mortgage-backed securities and collateralized mortgage obligations:
Residential	336,929	3,184	(505)	339,608
Commercial	322,169	5,575	(649)	327,095
Corporate obligations	23,893	316	(15)	24,194
Other asset-backed securities (1)	23,277	54	(153)	23,178
Total	$939,160	$14,660	$(1,508)	$952,312

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.
There were no securities classified as trading or held to maturity at March 31, 2020 or December 31, 2019.
For the three months ended March 31, 2020, there was no provision for credit loss on investment securities available for sale recorded to net income. There was no ACL on investment securities at March 31, 2020.

The amortized cost and fair value of investment securities available for sale at March 31, 2020, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$33,547	$33,806
Due after one year through five years	162,455	166,232
Due after five years through ten years	255,123	263,149
Due after ten years	486,703	497,905
Total	$937,828	$961,092

There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2020 and December 31, 2019.
(b) Unrealized Losses and Other-Than-Temporary Impairments
The following tables show the gross unrealized losses and fair value of the Company's investment securities available for sale, for which an ACL has not been recorded, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$5,880	$(120)	$—	$—	$5,880	$(120)
Municipal securities	27,434	(415)	—	—	27,434	(415)
Mortgage-backed securities and collateralized mortgage obligations:
Residential	2,045	(6)	27,992	(224)	30,037	(230)
Commercial	32,562	(683)	25,485	(592)	58,047	(1,275)
Corporate obligations	7,788	(240)	1,980	(20)	9,768	(260)
Other asset-backed securities (1)	20,644	(848)	1,506	(58)	22,150	(906)
Total	$96,353	$(2,312)	$56,963	$(894)	$153,316	$(3,206)

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$45,999	$(84)	$—	$—	$45,999	$(84)
Municipal securities	13,761	(102)	—	—	13,761	(102)
Mortgage-backed securities and collateralized mortgage obligations:
Residential	14,272	(66)	60,232	(439)	74,504	(505)
Commercial	56,263	(177)	43,623	(472)	99,886	(649)
Corporate obligations	998	(2)	1,987	(13)	2,985	(15)
Other asset-backed securities (1)	14,383	(127)	1,609	(26)	15,992	(153)
Total	$145,676	$(558)	$107,451	$(950)	$253,127	$(1,508)

(1)	Issued and guaranteed by U.S. Government-sponsored agencies.
The Company has evaluated these investment securities available for sale as of March 31, 2020 and December 31, 2019 and determined that no ACL is necessary. Unrealized losses on investment securities have not been recognized into income because the issuers of bonds are investment grade (rated A- or higher), the securities carry governmental guarantees, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds and the fair value is expected to recover as the bonds approach maturity.

(c) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of securities available for sale for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Gross realized gains	$1,028	$89
Gross realized losses	(14)	(74)
Net realized gains	$1,014	$15

(d) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state public deposits	$179,570	$184,231	$187,700	$190,773
Securities sold under agreement to repurchase	26,420	26,473	22,156	22,294
Other securities pledged	21,164	22,214	19,333	19,850
Total	$227,154	$232,918	$229,189	$232,917

(e) Accrued Interest Receivable
Accrued interest receivable excluded from amortized cost on investment securities available for sale totaled $3.9 million and $3.7 million at March 31, 2020 and December 31, 2019, respectively. No amounts of accrued interest receivable were reversed against interest income on investment securities during the three months ended March 31, 2020 or 2019.

(3)	Loans Receivable
(a) Loan Origination/Risk Management
The Company originates loans in the ordinary course of business and has also acquired loans through mergers and acquisitions. Accrued interest receivable was excluded from disclosures presenting the Company's amortized cost of loans receivable as it was deemed insignificant. Accrued interest receivable on loans totaled $11.1 million and $10.7 million at March 31, 2020 and December 31, 2019, respectively.
The Company categorizes loans in one of the four segments of the total loan portfolio: commercial business, one-to-four family residential, real estate construction and land development and consumer. Within these segments are classes of loans for which management monitors and assesses credit risk in the loan portfolios. A detailed description of the portfolio segments and classes is contained in the 2019 Annual Form 10-K.
The Company adopted ASU 2016-13 effective January 1, 2020, which increased the beginning ACL on loans as discussed in Note (4) Allowance for Credit Losses on Loans.
The amortized cost of loans receivable, net of ACL at March 31, 2020 and December 31, 2019 consisted of the following portfolio segments and classes:

	March 31, 2020	December 31, 2019
	(In thousands)
Commercial business:
Commercial and industrial	$889,685	$852,220
Owner-occupied commercial real estate	805,636	805,234
Non-owner occupied commercial real estate	1,312,308	1,288,779
Total commercial business	3,007,629	2,946,233
One-to-four family residential	136,782	131,660
Real estate construction and land development:
One-to-four family residential	98,730	104,296
Five or more family residential and commercial properties	188,304	170,350
Total real estate construction and land development	287,034	274,646
Consumer	420,931	415,340
Loans receivable	3,852,376	3,767,879
Allowance for credit losses on loans	(47,540)	(36,171)
Loans receivable, net	$3,804,836	$3,731,708

(b) Concentrations of Credit
As of March 31, 2020, and December 31, 2019, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.
(c) Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of the loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans and (v) the general economic conditions of the United States of America and specifically the states of Washington and Oregon. The Company utilizes a risk grading matrix to assign a risk grade to each loan on a numerical scale of 1 to 10. Risk grades are aggregated to create the risk categories of "Pass" for grades 1 to 6, "Special Mention" ("SM") for grade 7, "Substandard" ("SS") for grade 8, "Doubtful" for grade 9 and "Loss" for grade 10. Descriptions of the general characteristics of the risk grades, including qualitative information on how the risk grades relate to the risk of loss, are contained in the 2019 Annual Form 10-K.
Numerical loan grades for loans are established at the origination of the loan. Changes to loan grades are considered at the time new information about the performance of a loan becomes available, including the receipt of updated financial information from the borrower, and scheduled loan reviews performed by the Bank’s internal Loan Review department. For consumer loans, the Bank follows the FDIC’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower, or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property.
The following table presents the amortized cost of loans receivable by risk grade as of March 31, 2020:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Loans Receivable
	(In thousands)
As of March 31, 2020
Commercial business:
Commercial and industrial
Pass	$24,236	$159,463	$91,045	$68,613	$52,123	$132,283	$271,477	$710	$799,950
SM	2,291	3,479	3,495	436	1,787	1,805	22,187	42	35,522
SS	106	9,482	4,758	8,578	2,427	13,712	14,807	343	54,213
Total	26,633	172,424	99,298	77,627	56,337	147,800	308,471	1,095	889,685
Owner-occupied properties
Pass	21,643	144,743	100,332	98,228	85,554	314,552	—	1,056	766,108
SM	107	—	—	2,073	1,897	13,268	—	—	17,345
SS	—	—	117	4,731	2,010	15,325	—	—	22,183
Total	21,750	144,743	100,449	105,032	89,461	343,145	—	1,056	805,636
Non-owner-occupied properties
Pass	33,205	157,063	154,514	203,143	282,734	466,239	—	—	1,296,898
SM	—	—	—	—	6,216	2,846	—	—	9,062
SS	—	—	67	—	—	6,281	—	—	6,348
Total	33,205	157,063	154,581	203,143	288,950	475,366	—	—	1,312,308
Total commercial business

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Loans Receivable
	(In thousands)
Pass	79,084	461,269	345,891	369,984	420,411	913,074	271,477	1,766	2,862,956
SM	2,398	3,479	3,495	2,509	9,900	17,919	22,187	42	61,929
SS	106	9,482	4,942	13,309	4,437	35,318	14,807	343	82,744
Total	81,588	474,230	354,328	385,802	434,748	966,311	308,471	2,151	3,007,629
One-to-four family residential
Pass	9,097	47,795	22,506	17,566	11,664	27,371	—	—	135,999
SS	—	—	—	63	124	596	—	—	783
Total	9,097	47,795	22,506	17,629	11,788	27,967	—	—	136,782
Real estate construction and land development:
One-to-four family residential
Pass	8,102	73,501	10,405	2,433	971	1,802	—	—	97,214
SS	—	—	—	1,516	—	—	—	—	1,516
Total	8,102	73,501	10,405	3,949	971	1,802	—	—	98,730
Five or more family residential and commercial properties
Pass	13,994	97,928	65,440	6,978	880	2,592	—	—	187,812
SM	—	—	—	—	—	39	—	—	39
SS	—	—	—	—	—	453	—	—	453
Total	13,994	97,928	65,440	6,978	880	3,084	—	—	188,304
Total real estate and land development
Pass	22,096	171,429	75,845	9,411	1,851	4,394	—	—	285,026
SM	—	—	—	—	—	39	—	—	39
SS	—	—	—	1,516	—	453	—	—	1,969
Total	22,096	171,429	75,845	10,927	1,851	4,886	—	—	287,034
Consumer
Pass	27,777	102,909	74,043	45,472	22,957	27,370	116,302	87	416,917
SM	—	—	—	—	—	—	—	—	—
SS	—	87	492	489	554	1,624	766	2	4,014
Total	27,777	102,996	74,535	45,961	23,511	28,994	117,068	89	420,931
Loans receivable
Pass	138,054	783,402	518,285	442,433	456,883	972,209	387,779	1,853	3,700,898
SM	2,398	3,479	3,495	2,509	9,900	17,958	22,187	42	61,968
SS	106	9,569	5,434	15,377	5,115	37,991	15,573	345	89,510
Total	$140,558	$796,450	$527,214	$460,319	$471,898	$1,028,158	$425,539	$2,240	$3,852,376
(1) Represents loans receivable balance at March 31, 2020 which was converted from a revolving loan to an amortizing loan during the three months ended March 31, 2020.

The following table presents the amortized cost of loans receivable by credit quality indicator as of December 31, 2019 in accordance with pre-CECL disclosure requirements:

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$771,559	$16,340	$64,321	$—	$852,220
Owner-occupied commercial real estate	765,411	24,659	15,164	—	805,234
Non-owner occupied commercial real estate	1,274,513	5,662	8,604	—	1,288,779
Total commercial business	2,811,483	46,661	88,089	—	2,946,233
One-to-four family residential	130,818	—	842	—	131,660
Real estate construction and land development:
One-to-four family residential	101,973	1,516	807	—	104,296
Five or more family residential and commercial properties	169,668	682	—	—	170,350
Total real estate construction and land development	271,641	2,198	807	—	274,646
Consumer	411,141	—	3,675	524	415,340
Gross loans receivable	$3,625,083	$48,859	$93,413	$524	$3,767,879
Potential problem loans are loans classified as Special Mention or worse that are not classified as a TDR or nonaccrual loan and are not individually evaluated for credit loss, but which management is closely monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans as of March 31, 2020 and December 31, 2019 were $102.2 million and $87.8 million, respectively.
(d) Nonaccrual Loans
The following table presents the amortized cost of nonaccrual loans for the dates indicated:

	March 31, 2020			December 31, 2019
	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual (1)	Nonaccrual (2)
	(In thousands)
Commercial business:
Commercial and industrial	$24,068	$2,019	$26,087	$33,544
Owner-occupied commercial real estate	3,103	888	3,991	4,714
Non-owner occupied commercial real estate	3,830	—	3,830	6,062
Total commercial business	31,001	2,907	33,908	44,320
One-to-four family residential	19	144	163	19
Consumer	—	92	92	186
Total	$31,020	$3,143	$34,163	$44,525
(1) At March 31, 2020, nonaccrual loans includes $2.5 million of PCD loans, of which $565,000 were classified as nonaccrual congruent with CECL adoption. Prior to the adoption of CECL, nonaccrual loans excluded pooled PCI loans as the Company recognized interest income on each pool of PCI loans as each of the pools was performing.
(2) Presentation of December 31, 2019 balances is in accordance with pre-CECL disclosure requirements.

The following table presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full of previously classified nonaccrual loans during the following period:

	For the Three Months Ended March 31, 2020
	Interest Income Reversed	Interest Income Recognized
	(In thousands)
Commercial business:
Commercial and industrial	$(16)	$219
Owner-occupied commercial real estate	—	46
Non-owner occupied commercial real estate	—	45
Total commercial business	(16)	310
Consumer	—	10
Total	$(16)	$320
For the three months ended March 31, 2020 and 2019, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the table above.

(e) Past due loans
The Company performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The amortized cost of past due loans as of March 31, 2020 were as follows:

	March 31, 2020
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,632	$6,589	$9,221	$880,464	$889,685
Owner-occupied commercial real estate	353	490	843	804,793	805,636
Non-owner occupied commercial real estate	1,620	—	1,620	1,310,688	1,312,308
Total commercial business	4,605	7,079	11,684	2,995,945	3,007,629
One-to-four family residential	447	19	466	136,316	136,782
Real estate construction and land development:
One-to-four family residential	—	—	—	98,730	98,730
Five or more family residential and commercial properties	—	—	—	188,304	188,304
Total real estate construction and land development	—	—	—	287,034	287,034
Consumer	1,963	—	1,963	418,968	420,931
Total	$7,015	$7,098	$14,113	$3,838,263	$3,852,376

The following table presents the amortized cost of past due loans as of December 31, 2019 in accordance with pre-CECL disclosure requirements:

	December 31, 2019
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	PCI Loans	Loan Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$10,479	$6,772	$17,251	$832,601	$849,852	$2,368	$852,220
Owner-occupied commercial real estate	607	806	1,413	798,907	800,320	4,914	805,234
Non-owner occupied commercial real estate	554	1,843	2,397	1,280,891	1,283,288	5,491	1,288,779
Total commercial business	11,640	9,421	21,061	2,912,399	2,933,460	12,773	2,946,233
One-to-four family residential	797	—	797	127,288	128,085	3,575	131,660
Real estate construction and land development:
One-to-four family residential	1,516	—	1,516	102,780	104,296	—	104,296
Five or more family residential and commercial properties	—	—	—	170,350	170,350	—	170,350
Total real estate construction and land development	1,516	—	1,516	273,130	274,646	—	274,646
Consumer	2,071	—	2,071	411,507	413,578	1,762	415,340
Total	$16,024	$9,421	$25,445	$3,724,324	$3,749,769	$18,110	$3,767,879

There were no loans 90 days or more past due that were still accruing interest as of March 31, 2020 or December 31, 2019.

(f) Collateral-dependent Loans
The types of collateral securing loans individually evaluated for ACL on loans, and for which the repayment was expected to be provided substantially through the operation or sale of the collateral as of March 31, 2020, were as follows:

	Loans receivable(1) at March 31, 2020
	Commercial Real Estate	Farmland	Single Family Residence	Equipment or Accounts Receivable	Other	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,063	$19,350	$1,445	$2,232	$311	$25,401
Owner-occupied commercial real estate	3,106	—	—	—	—	3,106
Non-owner occupied commercial real estate	5,794	—	—	—	—	5,794
Total commercial business	10,963	19,350	1,445	2,232	311	34,301
One-to-four family residential	—	—	19	—	—	19
Real estate construction and land development:
One-to-four family residential	—	—	1,516	—	—	1,516
Total	$10,963	$19,350	$2,980	$2,232	$311	$35,836
(1) Balances represent the amortized cost of loans receivable at date indicated. If multiple collateral secured the loan, the entire loan receivable balance is presented in the primary collateral category, which generally represents the majority of the collateral balance.
Under the incurred loss methodology, including the ASC 310-30 methodology for PCI loans, comparative disclosures of collateral-dependent loans as of December 31, 2019 and for the three months ended March 31, 2019 are similar to the disclosures for impaired loans. Impaired loans include nonaccrual loans, performing TDR loans, and other loans with a specific valuation allowance, excluding PCI loans. The amortized cost of impaired loans as of December 31, 2019 are set forth in the following table:

	December 31, 2019
	Amortized Cost With No Specific Valuation Allowance	Amortized Cost With Specific Valuation Allowance	Total Amortized Cost	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$30,179	$13,629	$43,808	$45,585	$1,372
Owner-occupied commercial real estate	3,921	2,415	6,336	6,764	426
Non-owner occupied commercial real estate	5,309	1,015	6,324	6,458	146
Total commercial business	39,409	17,059	56,468	58,807	1,944
One-to-four family residential	—	215	215	223	56
Real estate construction and land development:
One-to-four family residential	237	—	237	237	—
Consumer	—	561	561	570	143
Total	$39,646	$17,835	$57,481	$59,837	$2,143

The average amortized cost of impaired loans for the three months ended March 31, 2019 are set forth in the following table:

Three Months Ended March 31, 2019
(In thousands)
Commercial business:
Commercial and industrial	$22,639
Owner-occupied commercial real estate	5,935
Non-owner occupied commercial real estate	6,619
Total commercial business	35,193
One-to-four family residential	277
Real estate construction and land development:
One-to-four family residential	911
Consumer	562
Total	$36,943

(g) Troubled Debt Restructured Loans
The amortized cost and related ACL on loans of performing and nonaccrual TDR loans as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019
	Performing TDR loans	Nonaccrual TDR loans	Performing TDR loans	Nonaccrual TDR loans
	(In thousands)
TDR loans	$19,309	$19,980	$14,469	$26,338
ACL on TDR loans	1,519	223	1,259	218
The unfunded commitment to borrowers related to TDR loans was $3.0 million and $736,000 at March 31, 2020 and December 31, 2019, respectively.

Loans that were modified as TDR loans during the three months ended March 31, 2020 and 2019 are set forth in the following table:

	Three Months Ended March 31,
	2020		2019
	Number of Contracts	Amortized Cost (1)	Number of Contracts	Amortized Cost (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	14	$4,950	9	$10,100
Owner-occupied commercial real estate	4	2,183	2	934
Non-owner occupied commercial real estate	3	2,210	1	2,112
Total commercial business	21	9,343	12	13,146
Real estate construction and land development:
One-to-four family residential	4	1,516	2	665
Consumer	5	93	6	122
Total	30	$10,952	20	$13,933

(1)
Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modifications, the Bank’s amortized cost in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).

The tables above includes 11 loans for both the three months ended March 31, 2020 and 2019 that were previously reported as TDR loans. The Bank typically grants shorter extension periods to continually monitor these TDR loans despite the fact that the extended date might not be the date the Bank expects sufficient cash flow from these borrowers. The Bank does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted. Of the remaining first-reported TDR loans, the concessions granted largely consisted of maturity extensions, interest rate modifications or a combination of both. The potential losses related to TDR loans are considered in the period the loan was first reported as a TDR loan and are adjusted, as necessary, in the current period based on more recent information. The related ACL at March 31, 2020 for loans that were modified as TDR loans during the three months ended March 31, 2020 was $768,000.
Loans that were modified during the previous twelve months that subsequently defaulted during the three months ended March 31, 2020 and 2019 are set forth in the following table:

	Three Months Ended March 31,
	2020		2019
	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
	(Dollars in thousands)
Commercial business:
Commercial and industrial	2	$1,873	1	$829
Owner-occupied properties	—	—	1	717
Non-owner occupied commercial real estate	3	590	1	601
Total	5	$2,463	3	$2,147
During the three months ended March 31, 2020 and 2019, all of these loans defaulted because each was past its modified maturity date and the borrower has not subsequently repaid the credits. The Bank has chosen not to extend further the maturity date on these loans. The Bank had ACL of $334,000 at March 31, 2020 related to these TDR loans which defaulted during the three months ended March 31, 2020.
For the three months ended March 31, 2020 and 2019, the Bank recorded $608,000 and $301,000, respectively, of interest income related to performing TDR loans.

(h) Purchased Credit Impaired Loans
Upon adoption of CECL, the Company transitioned PCI loans to PCD loans. The following table reflects the outstanding principal balance and recorded investment of PCI loans at December 31, 2019:

	December 31, 2019
	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$4,439	$2,368
Owner-occupied commercial real estate	4,925	4,914
Non-owner occupied commercial real estate	7,028	5,491
Total commercial business	16,392	12,773
One-to-four family residential	3,095	3,575
Consumer	1,463	1,762
Gross PCI loans	$20,950	$18,110
On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
(In thousands)
Balance at the beginning of the period	$9,493
Accretion	(581)
Disposal and other	(452)
Balance at the end of the period	$8,460

(4)	Allowance for Credit Losses on Loans
Effective January 1, 2020, the Bank adopted ASU 2016-13. The adoption replaced the allowance for loan losses with the ACL on loans and replaced the related provision for loan losses with the provision for credit losses on loans.
For the ACL on loans at January 1, 2020 and March 31, 2020, the baseline loss rates were calculated using the bank's average quarterly historical loss information from December 31, 2007 through the respective balance sheet date. The Bank has chosen to anchor the 2008-2009 periods to allow for a complete economic cycle to have occurred in its historical loss period. The Bank evaluates the historical period and the need to release the anchor periods on a quarterly basis, with the assumption that economic cycles have historically lasted between 10 and 15 years. The Bank believes the historic loss rates are viable inputs to the current expected credit loss methodology as the Bank's lending practice and business has remained relatively stable throughout the periods. While the Bank's assets have grown, the credit culture has stayed consistent.
Prepayments included in the methodology were based on the 48-month rolling historical averages for each segment, which management believes is an accurate representation of future prepayment activity. Management's allowance estimates at January 1, 2020 and March 31, 2020 used a four quarter reasonable and supportable period, as forecasts beyond this time period tend to diverge in economic assumptions and may be less comparable to actual future events. As the length of the reasonable and supportable period increases, the degree of judgment involved in estimating the allowance will likely increase. The Bank used a two quarter reversion period in calculating its allowance as of January 1, 2020 and March 31, 2020 as it believes the historical loss information is relevant to the expected credit losses and recognizes the declining precision and increasing uncertainty of estimating credit losses in those periods beyond which it can make reasonable and supportable forecasts. Risk characteristics by segment considered in the CECL methodology are the same as those disclosed in the 2019 Annual Form 10-K.
The following table details the activity in the ACL on loans disaggregated by segment and class for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
	Beginning Balance	Impact of CECL Adoption	Beginning Balance, as Adjusted	Charge-offs	Recoveries	Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$11,739	$(1,348)	$10,391	$(1,087)	$1,057	$3,539	$13,900
Owner-occupied commercial real estate	4,512	452	4,964	(135)	12	1,375	6,216
Non-owner occupied commercial real estate	7,682	(2,039)	5,643	—	—	2,107	7,750
Total commercial business	23,933	(2,935)	20,998	(1,222)	1,069	7,021	27,866
One-to-four family residential	1,458	1,471	2,929	—	3	94	3,026
Real estate construction and land development:
One-to-four family residential	1,455	(571)	884	—	14	(34)	864
Five or more family residential and commercial properties	1,605	7,240	8,845	—	—	2,599	11,444
Total real estate construction and land development	3,060	6,669	9,729	—	14	2,565	12,308
Consumer	6,821	(2,484)	4,337	(375)	94	284	4,340
Unallocated	899	(899)	—	—	—	—	—
Total	$36,171	$1,822	$37,993	$(1,597)	$1,180	$9,964	$47,540

The Bank recognized net charge-offs of $417,000 during the quarter ended March 31, 2020. Net charge-offs include the charge-off of one commercial and industrial relationship of $373,000 and a large volume of small-dollar amount consumer loans, offset by the full recovery of an agricultural lending relationship charge-off of $963,000 which was recorded during the three months ended December 31, 2019.
During the three months ended March 31, 2020, the Bank recorded a provision for credit losses on loans of $10.0 million, an increase of 26.2% from the adjusted beginning balance. Of the provision for credit loses on loans, approximately $6.9 million was due to the Company's economic forecast under the CECL methodology, which included a decline in economic conditions due to the COVID-19 pandemic. The economic model utilized as of March 31, 2020 is forecasting profound, but not permanent, reductions in activity, with widespread cuts in discretionary and social spending, severe disruptions to supply chains, and a major interruption in travel activity. The model predicts a so-called "v-shaped" recession, with unemployment rate peaking at 6% and Real GDP contracting 0.2% in 2020. These projections are compared to predicted unemployment rate of 3.7% and Real GDP growth of 1.7% prior to the onset of the pandemic. While the negative impact is projected to occur immediately, the model is projecting the downturn to be short-term with a strong recovery toward the end of 2020.
The provision for credit losses on loans also includes qualitative factors related to the industries in the loan portfolio that the Company believes may suffer the most losses as a result of the COVID-19 pandemic, such as restaurants, hotels, dentists, religious organizations, and recreational and entertainment centers.
Approximately $3.1 million of the provision for credit losses on loans was due to an increase in the amortized cost balance, including the change in the mix of loans in the portfolio, and other changes such as term modifications or credit quality changes.

The following table details activity in the allowance for loan losses disaggregated by segment and class for the three months ended March 31, 2019 under the incurred loss methodology, including the ASC 310-30 methodology for PCI loans:

	Three Months Ended March 31, 2019
	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$11,343	$(103)	$7	$508	$11,755
Owner-occupied commercial real estate	4,898	—	3	355	5,256
Non-owner occupied commercial real estate	7,470	—	149	206	7,825
Total commercial business	23,711	(103)	159	1,069	24,836
One-to-four family residential	1,203	(15)	—	59	1,247
Real estate construction and land development:
One-to-four family residential	1,240	—	618	(436)	1,422
Five or more family residential and commercial properties	954	—	—	41	995
Total real estate construction and land development	2,194	—	618	(395)	2,417
Consumer	6,581	(586)	117	368	6,480
Unallocated	1,353	—	—	(181)	1,172
Total	$35,042	$(704)	$894	$920	$36,152
The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of December 31, 2019 under the incurred loss methodology, including the ASC 310-30 methodology for PCI loans:

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

The following table details the amortized cost of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2019 under the incurred loss methodology, including the ASC 310-30 methodology for PCI loans:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Gross Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$43,808	$806,044	$2,368	$852,220
Owner-occupied commercial real estate	6,336	793,984	4,914	805,234
Non-owner occupied commercial real estate	6,324	1,276,964	5,491	1,288,779
Total commercial business	56,468	2,876,992	12,773	2,946,233
One-to-four family residential	215	127,870	3,575	131,660
Real estate construction and land development:	—		—	—
One-to-four family residential	237	104,059	—	104,296
Five or more family residential and commercial properties	—	170,350	—	170,350
Total real estate construction and land development	237	274,409	—	274,646
Consumer	561	413,017	1,762	415,340
Total	$57,481	$3,692,288	$18,110	$3,767,879

(5)	Other Real Estate Owned
Changes in other real estate owned during the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Balance at the beginning of the period	$841	$1,983
Additions	270	—
Proceeds from dispositions	(266)	(79)
Loss on sales, net	(4)	—
Balance at the end of the period	$841	$1,904

At March 31, 2020, there was no other real estate owned that was the result of foreclosure and obtaining physical possession of residential real estate properties. At March 31, 2020, there were no consumer mortgage loans secured by residential real estate properties (included in the one-to-four family residential loans in Note (3) Loans Receivable) for which formal foreclosure proceedings were in process.

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
There were no additions to goodwill during the three months ended March 31, 2020 and 2019.
The Company performed its annual goodwill impairment test during the fourth quarter of 2019 and determined based on its Step 1 analysis that the fair value of the reporting unit exceeded the carrying value, such that the Company's goodwill was not considered impaired. Due to the current market conditions as a result of the COVID-19 pandemic, the Company performed a qualitative assessment of goodwill as of March 31, 2020 and determined that the fair value of the reporting unit more likely than not exceeded the carrying value at March 31, 2020. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material adverse impact on the Company’s operating results.

(b) Other Intangible Assets
Other intangible assets represent CDI acquired in business combinations. The useful life of the CDI was estimated to be ten years for the acquisitions of Premier Commercial Bancorp, Puget Sound Bancorp, Washington Banking Company, and Valley Community Bancshares.
The following table presents the change in other intangible assets for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Balance at the beginning of the period	$16,613	$20,614
Amortization	(903)	(1,025)
Balance at the end of the period	$15,710	$19,589

(7)	Junior Subordinated Debentures
As part of the acquisition of Washington Banking Company on May 1, 2014, the Company assumed trust preferred securities and junior subordinated debentures with a total fair value of $18.9 million at the merger date. At March 31, 2020 and December 31, 2019, the balance of the junior subordinated debentures, net of unaccreted discount, was $20.7 million and $20.6 million, respectively.
The adjustable rate of the trust preferred securities at March 31, 2020 was 3.01%. The following table presents the weighted average rate of the junior subordinated debentures for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Weighted average rate (1)	5.56%	7.06%

(1)	The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.

(8)	Securities Sold Under Agreement to Repurchase
The Company utilizes securities sold under agreement to repurchase with one day maturities secured by pledged investment securities available for sale as a supplement to funding sources. For additional information on the total value of investment securities pledged for securities sold under agreement to repurchase see Note (2) Investment Securities.
The following table presents the Company's securities sold under agreement to repurchase obligations by class of collateral pledged at the dates indicated:

	March 31, 2020	December 31, 2019
	(In thousands)
Mortgage-backed securities and collateralized mortgage obligations (1):
Residential	$2,621	$8,452
Commercial	9,171	11,717
Securities sold under agreement to repurchase	$11,792	$20,169
(1) Issued and guaranteed by U.S. Government-sponsored agencies.

(9)	Other Borrowings
(a) FHLB
The FHLB functions as a member-owned cooperative providing credit for member financial institutions. At March 31, 2020, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $898.5 million. At March 31, 2020 and December 31, 2019 the Bank had no FHLB advances outstanding.
The following table sets forth the details of FHLB advances during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
FHLB Advances:
Average balance during the period	$989	$1,849
Maximum month-end balance during the period	$—	$25,000
Weighted average rate during the period	0.41%	3.29%

Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Bank, deposits at the FHLB, certain commercial real estate and one-to-four single family residential loans, investment securities which are obligations of or guaranteed by the United States or other assets. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 160% of outstanding advances depending on the type of collateral.
(b) Federal Funds Purchased
The Bank maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank, Pacific Coast Bankers’ Bank and JP Morgan Chase to purchase federal funds of up to $140.0 million as of March 31, 2020. The lines generally mature annually or are reviewed annually. As of March 31, 2020 and December 31, 2019, there were no federal funds purchased.
(c) Credit Facilities
The Bank maintains a credit facility with the Federal Reserve Bank with available borrowing capacity of $74.0 million as of March 31, 2020. There were no borrowings outstanding as of March 31, 2020 and December 31, 2019. Any advances on the credit facility would have to be first secured by the Bank's investment securities or loans receivable.

(10)	Derivative Financial Instruments
The Company has entered into certain interest rate swap contracts that are not designated as hedging instruments. The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$233,014	$28,075	$221,436	$8,318
Interest rate swap liability (1)	223,014	(28,075)	221,436	(8,318)

 (1) The estimated fair value of derivatives with customers was $49,000 and $8.1 million as of March 31, 2020 and December 31, 2019, respectively. The estimated fair value of derivatives with third parties was $(49,000) and $(8.1) million as of March 31, 2020 and December 31, 2019, respectively.

(11)	Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net income:
Net income	$12,191	$16,552
Dividends and undistributed earnings allocated to participating securities (1)	(6)	(27)
Net income allocated to common shareholders	$12,185	$16,525
Basic:
Weighted average common shares outstanding	36,357,812	36,881,499
Restricted stock awards	(15,722)	(55,967)
Total basic weighted average common shares outstanding	36,342,090	36,825,532
Diluted:
Basic weighted average common shares outstanding	36,342,090	36,825,532
Effect of potentially dilutive common shares (2)	254,551	185,108
Total diluted weighted average common shares outstanding	36,596,641	37,010,640

(1)	Represents dividends paid and undistributed earnings allocated to nonvested restricted stock awards.

(2)	Represents the effect of the assumed exercise of stock options and vesting of restricted stock awards and units.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock. For the three months ended March 31, 2020 and 2019, there were 21,475 and 31,557 anti-dilutive shares outstanding, respectively.

(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity for the three months ended March 31, 2020 and calendar year 2019:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 23, 2019	$0.18	February 7, 2019	February 21, 2019
April 24, 2019	$0.18	May 8, 2019	May 22, 2019
July 24, 2019	$0.19	August 8, 2019	August 22, 2019
October 23, 2019	$0.19	November 7, 2019	November 21, 2019
October 23, 2019	$0.10	November 7, 2019	November 21, 2019	*
January 22, 2020	$0.20	February 6, 2020	February 20, 2020

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

(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On March 12, 2020 the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares, under the twelfth stock repurchase plan. The number, timing and price of shares repurchased will depend on business and market conditions and other factors, including opportunities to deploy the Company's capital.
During the quarter ended March 31, 2020, the Company repurchased the remaining 639,922 shares available under the eleventh stock repurchase plan at a weighted average price per share of $23.95. No shares were repurchased under this plan during the three months ended March 31, 2019. The Company has repurchased 155,778 shares at a weighted average share price per share of $20.34 during the three months ended March 31, 2020. The Company halted its buybacks in March 2020, and will not resume repurchase activity until management is confident it can understand the economic impacts of the COVID-19 pandemic on the Company's long-term capital position.
In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total repurchased shares for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Repurchased shares to pay withholding taxes	25,882	25,854
Stock repurchase to pay withholding taxes average share price	$21.79	$31.01

(12)	Accumulated Other Comprehensive Income
The changes in AOCI, all of which are due to changes in the fair value of available for sale securities and are net of tax, during the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Balance of AOCI at the beginning of period	$10,378	$(7,455)
Other comprehensive income before reclassification	8,707	8,028
Amounts reclassified from AOCI for gain on sale of investment securities included in net income	(793)	(12)
Net current period other comprehensive income	7,914	8,016
Balance of AOCI at the end of period	$18,292	$561

(13)	Fair Value Measurements
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
Collateral-dependent Loans:
Collateral-dependent loans are identified as part of the calculation of the ACL on loans. The fair value used to measure credit loss for this type of loan is commonly based on recent real estate appraisals which are generally obtained at least every 18 months or earlier if there are changes to risk characteristics of the underlying loan. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value based on the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business (Level 3). Individually evaluated loans are evaluated on a quarterly basis and their ACL on loans is adjusted accordingly.
Other Real Estate Owned:
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less costs to sell. Fair value is commonly based on recent real estate appraisals which are generally obtained at least every 18 months or earlier. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in Level 3 classification of the inputs for determining fair value.
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

The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$87,062	$—	$87,062	$—
Municipal securities	179,608	850	178,758	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	322,684	—	322,684	—
Commercial	325,756	—	325,756	—
Corporate obligations	23,832	—	23,832	—
Other asset-backed securities	22,150	—	22,150	—
Total investment securities available for sale	961,092	850	960,242	—
Equity security	96	96	—	—
Derivative assets - interest rate swaps	28,075	—	28,075	—
Liabilities
Derivative liabilities - interest rate swaps	$28,075	$—	$28,075	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$105,223	$—	$105,223	$—
Municipal securities	133,014	—	133,014	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	339,608	—	339,608	—
Commercial	327,095	—	327,095	—
Corporate obligations	24,194	—	24,194	—
Other asset-backed securities	23,178	—	23,178	—
Total investment securities available for sale	952,312	—	952,312	—
Equity Security	148	148	—	—
Derivative assets - interest rate swaps	8,318	—	8,318	—
Liabilities
Derivative liabilities - interest rate swaps	$8,318	$—	$8,318	$—

Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following tables below represent assets measured at fair value on a nonrecurring basis at March 31, 2020 and December 31, 2019 and the net losses recorded in earnings during three months ended March 31, 2020 and 2019:

	Basis(1)	Fair Value at March 31, 2020
		Total	Level 1	Level 2	Level 3	Net Losses Recorded in Earnings During the Three Months Ended March 31, 2020
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$374	$335	$—	$—	$335	$5
Total assets measured at fair value on a nonrecurring basis	$374	$335	$—	$—	$335	$5

(1)	Basis represents the unpaid principal balance of impaired loans. Excludes loans whose fair value was determined to be $0.

	Basis(1)	Fair Value at December 31, 2019
		Total	Level 1	Level 2	Level 3	Net Losses Recorded in Earnings During the Three Months Ended March 31, 2019
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$4,111	$3,380	$—	$—	$3,380	$—
Total assets measured at fair value on a nonrecurring basis	$4,111	$3,380	$—	$—	$3,380	$—

(1)	Basis represents the unpaid principal balance of impaired loans.
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Collateral-dependent loans	$335	Market approach	Adjustment for differences between the comparable sales	N/A (1)

(1)	Quantitative disclosures are not provided for collateral-dependent impaired loans because there were no adjustments made to the appraisal or stated values during the current period.

	December 31, 2019
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Impaired loans	$3,380	Market approach	Adjustment for differences between the comparable sales	173.5% - (18.5%); 36.8%

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
The following tables present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at March 31, 2020 and December 31, 2019:

	March 31, 2020
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$162,913	$—	$162,913	$—	$—
Investment securities available for sale	961,092	961,092	850	960,242	—
Loans held for sale	3,808	3,935	—	—	3,935
Loans receivable, net	3,804,836	3,851,281	—	—	3,851,281
Accrued interest receivable	14,940	14,940	1	3,851	11,088
Derivative assets - interest rate swaps	28,075	28,075	—	28,075	—
Equity security	96	96	96	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$4,091,959	$4,091,959	$4,091,959	$—	$—
Certificate of deposit accounts	525,989	530,580	—	530,580	—
Securities sold under agreement to repurchase	11,792	11,792	11,792	—	—
Junior subordinated debentures	20,668	17,750	—	—	17,750
Accrued interest payable	154	154	69	59	26
Derivative liabilities - interest rate swaps	28,075	28,075	—	28,075	—

	December 31, 2019
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$228,568	$228,568	$228,568	$—	$—
Investment securities available for sale	952,312	952,312	—	952,312	—
Loans held for sale	5,533	5,704	—	—	5,704
Loans receivable, net	3,731,708	3,791,557	—	—	3,791,557
Accrued interest receivable	14,446	14,446	79	3,668	10,699
Derivative assets - interest rate swaps	8,318	8,318	—	8,318	—
Equity security	148	148	148	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$4,058,098	$4,058,098	$4,058,098	$—	$—
Certificate of deposit accounts	524,578	529,679	—	529,679	—
Securities sold under agreement to repurchase	20,169	20,169	20,169	—	—
Junior subordinated debentures	20,595	20,000	—	—	20,000
Accrued interest payable	199	199	95	64	40
Derivative liabilities - interest rate swaps	8,318	8,318	—	8,318	—

(14)	Cash Requirement
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. Effective March 24, 2020 the Federal Reserve lowered the reserve ratios on transaction accounts maintained at a depository institution to zero percent. There was no required reserve balance at March 31, 2020 and a required balance of $17.1 million at December 31, 2019 which was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

(15)	Commitments and Contingencies
In the ordinary course of business, the Company may enter into various types of transactions that include commitments to extend credit that are not included in its Condensed Consolidated Financial Statements. The Company applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The majority of the commitments presented below are variable rate. Loan commitments can be either revolving or nonrevolving. The Company’s exposure to credit and market risk under commitments to extend credit is represented by the amount of these commitments.
Upon adoption of ASU 2016-13, as described in Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements, the Company recorded an increase in the beginning ACL on unfunded commitments of $3.7 million, representing the change in methodology from an estimate of incurred losses at the balance sheet date, with an estimated probability of funding, to an estimate of losses on future utilization over the entire contractual period.

The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	March 31, 2020	December 31, 2019
	(In thousands)
Commercial business:
Commercial and industrial	$557,050	$584,287
Owner-occupied commercial real estate	13,665	17,193
Non-owner occupied commercial real estate	30,132	35,573
Total commercial business	600,847	637,053
Real estate construction and land development:
One-to-four family residential	65,740	75,066
Five or more family residential and commercial properties	201,003	230,343
Total real estate construction and land development	266,743	305,409
Consumer	256,312	269,898
Total outstanding commitments	$1,123,902	$1,212,360
The following table details the activity in the ACL on unfunded commitments during the three months ended March 31, 2020:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Balance, beginning of period	$306	$306
Impact of CECL adoption	3,702	—
Adjusted balance, beginning of period	4,008	306
Reversal of provision for credit losses on unfunded commitments	(2,018)	—
Balance, end of period	$1,990	$306

(16)	Income Taxes
The effective tax rate was 5.0% and 16.3% for the three months ended March 31, 2020 and 2019, respectively. The decrease in the effective tax rate was due to lower pre-tax income during the three months ended March 31, 2020, reflective of increasing tax-exempt investments, and a provision in the CARES Act, which permitted the Company to recognize a benefit from net operating losses related to prior acquisitions of $1.0 million during the quarter ended March 31, 2020.

(17)	Subsequent Event
The Company began originating loans under the SBA's Paycheck Protection Program on April 6, 2020, including loans to independent contractors, sole proprietors and partnerships as allowed under the guidance from the U.S. Treasury and SBA that was issued April 14, 2020.
As of May 3, 2020, the Bank has funded 3,386 loans totaling $785.0 million and has received SBA approval on an additional 784 loans totaling $86.1 million. The average loan balance for funded and approved PPP loans was $216,000. The Bank earns 1% interest on these loans as well as a fee to cover processing costs.
Liquidity for the originations was initially provided from cash reserves. As fund are used and withdrawn by borrowers for operating expenses, the Bank expects to transition the entire funded balance to the Federal Reserve's Paycheck Protection Program Liquidity Facility.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three months ended March 31, 2020. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Forward Looking Statements included herein, the Risk Factors included herein, and the December 31, 2019 audited Consolidated Financial Statements and the accompanying Notes included in our 2019 Annual Form 10-K.

Overview
Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly-owned financial institution subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on our commercial banking relationships, market expansion and asset quality. At March 31, 2020, we had total assets of $5.59 billion, total liabilities of $4.79 billion and total stockholders’ equity of $798.4 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
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
Our net income is affected by many factors, including the provision for credit losses on loans. The provision for credit losses on loans is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The ACL on loans was impacted during the three months ended March 31, 2020 based on the adoption of ASU 2016-13, which estimates losses over the life of the loans as compared to the prior model of incurred loss as of period end, and by forecasted credit deterioration due to the COVID-19 pandemic, as discussed below. Management believes that the ACL on loans reflects the amount that is appropriate to provide for current expected credit losses in our loan portfolio based on our methodology.
Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of service charges and other fees and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing and professional services. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses are the fixed and variable costs of buildings and equipment, and consists primarily of lease payments, depreciation charges, maintenance, and costs of utilities. Data processing consists primarily of processing and network services related to the Bank’s core operating system, including account processing systems, electronic payments processing of products and services, and internet and mobile banking channels. Professional services consists primarily of third party service providers, such as consultants and software-as-a-service providers, and legal fees.
Results of operations may also be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities. Other income and other expenses are also impacted by growth of operations and growth in the number of loan and deposit accounts through acquisitions and core banking business growth.
Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the recent 150 basis point reductions in the targeted federal funds rate, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in the near term, if not longer.

COVID-19 Impact
In response to the COVID-19 pandemic, and in an effort to mitigate the adverse impact on our employees, customers and the communities we serve, the Bank has implemented various lending measures to address customer and community needs, including commercial lending, mortgage and consumer assistance. The Bank has also implemented various retail-impacting measures for the safety and health of customers and employees. The following provides details of the Bank's special programs and policies.
Commercial Lending Assistance
The Bank has made available the following short-term relief option to commercial borrowers affected by COVID-19:

•	Interest only payments on term debt for up to 90 days;

•
Temporary increases to line of credit commitments when supported by underlying assets, including changing the borrowing base formula or changing existing commitment restrictions to allow higher advance rates;

•	Full payment deferrals for up to 90 days when an interest only period does not provide sufficient relief (contingent on credit administration approval );

•	Loan re-amortization, especially in cases where significant prepayments of principal have occurred;

•	Covenant waivers and resets;

•	Processing new loan requests, such as a line of credit for working capital support;

•	Maturity extensions of up to 90 days for maturing lines of credit or term loans.
All commercial loans modified due to COVID-19 will be risk rated 6 ("Watch") except in certain cases where a borrower has performed well prior to the modification request and exhibits a strong financial position, or the loan has significant guarantor support. Further requests for relief beyond the initial modification will be reassessed for a more severe risk rating as part of the review process to grant further relief.
The Bank has implemented a special, streamlined 90-day interest only payment modification process for borrowers in certain industries as a result of the COVID-19 "stay at home" orders.
During the three months ended March 31, 2020 and as a direct result of cited COVID-19 related issues, the Bank had modified 134 commercial business loans totaling $77.5 million at March 31, 2020 and two commercial real estate construction and land development loans totaling $2.1 million at March 31, 2020. The most prevalent modification, totaling $49.4 million, was on amortizing loans, modifying the payments to interest only for a period of time, generally 90 days. The second most prevalent modification, totaling $23.8 million, was payment deferral for a period of time, generally 90 days. These modifications were not classified as TDRs at March 31, 2020 in accordance with the guidance of the CARES Act.
From April 1, 2020 through April 27, 2020, the Bank modified an additional 479 commercial and construction loans totaling $270.0 million at March 31, 2020. The most prevalent modification were interest-only periods and payment deferrals.
For TDR relationships, the Bank will work constructively with commercial borrowers to identify loan modifications that are based on the facts and circumstances of each borrower, and to protect the safety and soundness of the Bank.

Mortgage and Consumer Lending Assistance
In order to effectively manage or mitigate adverse impacts on mortgage and consumer borrowers affected by COVID-19, the Bank has implemented relief action through a streamlined approval process to include 90-day payment deferrals when the borrower meets the following criteria:

•	The borrower's ability to pay has been negatively impacted by COVID-19;

•	The loan is not over 30 days past due on the date of the request; and

•	The loan is risk rated "Pass" grade of 4 or better prior to the request for payment deferral.

Mortgage and consumer loans that do not meet the criteria to receive streamlined approval qualifications are considered outside of the automatic deferral process and will be evaluated on a case-by-case basis by the Bank's credit team. Certain consumer term loans with current balances over $100,000 with original terms over 96 months will also be reviewed on a case-by-case basis and will not qualify for the streamlined approval process. For consumer lines of credit, for borrowers that have sufficient available credit on their line, the borrower can draw on their line of credit to make payments in lieu of payment deferrals, and for borrowers that do not have sufficient available credit, the Bank will offer a 90-day payment deferral. However, after the deferral period these borrowers will be billed for the deferred months of accrued interest and the Bank will work with those borrowers unable to pay all months of interest at that time. For credit card customers, a skip payment option will be included in the borrowers' billing statements between April 1, 2020 and May 30, 2020.
All mortgage and consumer loans modified via the streamlined process due to COVID-19 will remain risk rated 4 ("Pass") through the initial 90-day relief period. This risk rating is subject to change should the Bank receive additional information within the 90-day relief period that borrower does not intend to repay the loan, which may result in a risk rating downgrade and the implementation of further collection efforts.
Borrowers under COVID-19 related deferral programs will not have negative data reported to the credit reporting agencies. Credit reporting will not be turned off on these accounts, but contractual due dates will be advanced in the core loan system with appropriate loan documentation to legally support the new due dates.
During three months ended March 31, 2020, the Bank modified 27 consumer loans due to COVID-19 related issues totaling $760,000 at March 31, 2020, all of which were not considered TDRs based on the guidance of the CARES Act. The Bank did not modify any mortgage loans as of March 31, 2020.
From April 1, 2020 through April 27, 2020, the Bank modified 775 consumer loans totaling $20.4 million at March 31, 2020. The majority of these modifications were payment deferrals. During the same period, the Bank modified 16 single family residence loans totaling $5.9 million at March 31, 2020, which were primarily extension of maturity dates.

SBA Paycheck Protection Program ("PPP")
Subsequent to March 31, 2020, the Bank began to offer PPP loans to its existing customers as a result of the COVID-19 pandemic. PPP loans are designed to provide a direct incentive for small businesses to keep their workers on the payroll, and the CARES Act allocated $349.0 billion to the program. Utilizing our internal technology solutions team, we were able to develop an automated platform to control and manage processing for PPP loans and began originations under this program on April 6, 2020. The Bank accepted applications for SBA loans, including loans to independent contractors, sole proprietors and partnerships as allowed under the guidance from the U.S. Treasury and SBA that was issued April 14, 2020.
As of May 3, 2020, the Bank has funded 3,386 loans totaling $785.0 million and has received SBA approval on an additional 784 loans totaling $86.1 million. The average loan balance for funded and approved PPP loans was $216,000. The Bank earns 1% interest on these loans as well as a fee to cover processing costs.
The Bank will utilize the Federal Reserve Bank's Paycheck Protection Program Liquidity Facility ("PPPLF") pursuant to which the Bank will pledge PPP loans as collateral to obtain Federal Reserve Bank non-recourse loans to support the origination of these loans, which will have a pass through effect on our liquidity position. The PPPLF will take the PPP loans as collateral at face value.

SBA Relief
Heritage is an active SBA lender in the Pacific Northwest, and had SBA loans totaling $65.1 million and $64.1 million at March 31, 2020 and December, 31, 2019, respectively. Subsequent to March 31, 2020, Heritage participated in the SBA's Debt Relief Program under the CARES Act. The Act appropriated $17.0 billion to subsidize small business loans. Under this program, the SBA will pay principal and interest to the following loans for a period of six months, commencing on payments due after March 27, 2020:

•	Current status 7(a) loans,

•	New 7(a) loans issued prior to September 27, 2020,

•	Lender portion of 504 loans,

•	SBA microloans.
Under this program, the borrowers will not have to reimburse the SBA or the Bank for these payments. If a borrower had already requested a payment deferral, and the deferral was granted, the six month period begins after the deferment period. There is no limitation to the monthly principal and interest amount that the SBA will pay on behalf of the borrower. The first reimbursement was due on April 23, 2020, for eligible borrower payments that are due during the month of April. Due to the timing of the program implementation, Heritage has an obligation to inform borrowers that made payments between March 27, 2020 and April 23, 2020 that SBA is reimbursing for these amounts as part of the six months. The borrower can choose to receive a refund from Heritage or apply those funds to the loan as a principal payment. The borrower can also make other principal-only payments during the six month period. Heritage will be required to submit for reimbursement of the monthly payments due by the 10th of every following month.

Retail Policy Changes
The COVID-19 pandemic has caused significant disruptions to the Bank's operations and resulted in the implementation by the Bank of various social distancing measures to address customer and community needs.

•	Branch Lobby Closures. To ensure the safety of our customers and employees, most branches remain open with most services processed through the drive-up or by appointment.

•
Early Withdrawal Penalty Waivers. For customers that may need access to funds in their certificate of deposits to assist with living expenses during the COVID-19 pandemic, the Bank will assist these customers by waiving early withdrawal penalties for withdrawals up to $25,000.

•
Overdraft & Fee Reversals. Overdraft and fee reversals are waived on a case-by-case basis. The Bank is cautious when paying overdrafts beyond the customer's total deposit relationship, overdraft protection options or their overdraft coverage limits.

Employee Changes
Heritage has committed to keeping its employees safe during this COVID-19 pandemic. As a result, many policy changes have occurred during the three months ended March 31, 2020, including some that extended subsequent to the period. The following are a list of those significant measures:

•	Heritage follows the guidelines recommended by the Centers for Disease Control and/or local officials, such as social distancing and maintaining six feet of separation between employees.

•	Heritage has provided additional cleaning and disinfecting solutions to each location.

•	Significant number of back-office employees are working remotely.

•	Essential business travel is limited to those situations where business cannot reasonably be conducted without face-to-face interaction or visits to specific locations.

•	Certain front-line employees have been given additional hourly pay until further notice.

•
Heritage has offered up to 80 hours for full time employees of COVID-19 related absences, to use in lieu of sick or vacation time, for the employee's own illness, to care for an ill family member, due to a required self-isolation/quarantine or school/day care closures.

Heritage continues to monitor the situation and makes additional accommodations as necessary.

Earnings Summary
Comparison of quarter ended March 31, 2020 to the comparable quarter in the prior year.
Net income was $12.2 million, or $0.33 per diluted common share, for the three months ended March 31, 2020 compared to $16.6 million, or $0.45 per diluted common share, for the three months ended March 31, 2019. Net income decreased $4.4 million, or 26.3%, for the three months ended March 31, 2020 compared to the same period in 2019 primarily due to the provision for credit losses on loans of $10.0 million as a result of the adoption of CECL and management's forecast of credit deterioration due primarily to the economic impact of the COVID-19 pandemic, as compared to a provision for loan losses of $920,000 during the three months ended March 31, 2019 under the incurred loss methodology. The impact of the increase in the provision for credit losses on loans was offset partially by a reversal of provision for credit losses on unfunded commitments of $2.0 million as a result of a decrease in unfunded commitment balances; a decrease in income tax expense of $2.6 million, or 80.1%, due to lower pre-tax income, while increasing tax-exempt instruments, and a provision in the CARES Act permitting the recognition of benefit from net operating losses related to prior acquisitions; and an increase in noninterest income of $2.1 million, or 27.6%, related primarily to increases in net gain on sale of investment securities and increases in BOLI income.
Net interest income as a percentage of average interest earning assets, or net interest margin, decreased 28 basis points to 4.06% for the three months ended March 31, 2020 compared to 4.34% for the same period in 2019. The decrease in net interest margin was due primarily to decreases in yields of interest earning assets as a result of market interest rate decreases and increases in the cost of total interest bearing liabilities which often lag market interest rate decreases.

The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for credit losses plus noninterest income. The Company’s efficiency ratio was 64.20% for the three months ended March 31, 2020 compared to 63.84% for the three months ended March 31, 2019. The change in the efficiency ratio was primarily attributable to the increase in the noninterest expense and a decrease in the net interest margin previously mentioned.

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
Market rates impact the results of the Company's net interest income, including the significant decreases in the federal funds target rate by the Federal Reserve in response to the COVID-19 pandemic during the three months ended March 31, 2020. The following table provides the federal funds target rate history and changes from each period since December 31, 2018:

Change Date	Rate (%)	Rate Change (%)
December 31, 2018	2.25 - 2.50%	N/A
July 31, 2019	2.00 - 2.25%	-0.25%
September 18, 2019	1.75 - 2.00%	-0.25%
October 30, 2019	1.50 - 1.75%	-0.25%
March 3, 2020	1.00 - 1.25%	-0.50%
March 15, 2020	0.00 - 0.25%	-1.00%

Comparison of quarter ended March 31, 2020 to the comparable quarter in the prior year.
Net interest income decreased $1.2 million, or 2.5%, to $48.6 million for the three months ended March 31, 2020 compared to $49.8 million for the same period in 2019. The following table provides relevant net interest income information for the periods indicated:

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2) (3)	$3,748,573	$46,277	4.97%	$3,622,494	$46,699	5.23%
Taxable securities	815,686	5,639	2.78	820,981	5,823	2.88
Nontaxable securities (3)	122,153	756	2.49	149,825	950	2.57
Interest earning deposits	125,357	420	1.35	55,959	335	2.43
Total interest earning assets	4,811,769	53,092	4.44%	4,649,259	53,807	4.69%
Noninterest earning assets	748,443			668,066
Total assets	$5,560,212			$5,317,325
Interest Bearing Liabilities:
Certificates of deposit	$528,009	$2,012	1.53%	$502,153	$1,440	1.16%
Savings accounts	434,459	188	0.17	507,670	674	0.54
Interest bearing demand and money market accounts	2,201,921	2,016	0.37	2,051,046	1,489	0.29
Total interest bearing deposits	3,164,389	4,216	0.54	3,060,869	3,603	0.48
Junior subordinated debentures	20,620	285	5.56	20,328	354	7.06
Securities sold under agreement to repurchase	19,246	33	0.69	33,055	47	0.58
FHLB advances and other borrowings	989	1	0.41	1,849	15	3.29
Total interest bearing liabilities	3,205,244	4,535	0.57%	3,116,101	4,019	0.52%
Demand and other noninterest bearing deposits	1,420,247			1,332,223
Other noninterest bearing liabilities	128,650			102,550
Stockholders’ equity	806,071			766,451
Total liabilities and stockholders’ equity	$5,560,212			$5,317,325
Net interest income		$48,557			$49,788
Net interest spread			3.87%			4.17%
Net interest margin			4.06%			4.34%
Average interest earning assets to average interest bearing liabilities			150.12%			149.20%
(1) Annualized
(2) The average loan balances presented in the table are net of allowances for credit losses on loans. Nonaccrual loans have been included in the table as loans carrying a zero yield.
(3) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Interest Income
Total interest income decreased $715,000, or 1.3%, to $53.1 million for the three months ended March 31, 2020 compared to $53.8 million for the same period in 2019. The balance of average interest earning assets increased $162.5 million, or 3.5%, to $4.81 billion for the three months ended March 31, 2020 from $4.65 billion for the three months ended March 31, 2019 and the yield on total interest earning assets decreased 25 basis points to 4.44% for the three months ended March 31, 2020 compared to 4.69% for the three months ended March 31, 2019. The decrease in total interest income was primarily due to a decrease in interest income from interest and fees on loans and interest income on investment securities.
Interest income from interest and fees on loans decreased $422,000, or 0.9%, to $46.3 million for the three months ended March 31, 2020 from $46.7 million for the same period in 2019 due primarily to a decrease in loan yield of 26 basis points to 4.97% for the three months ended March 31, 2020 from 5.23% for the three months ended March 31, 2019. The decrease in loan yield was primarily due to decreases in short-term market rates and secondarily due to a four basis points decrease in incremental accretion on purchased loans. The decrease in loan yield was partially offset by the increase in the average balance of loans receivable of $126.1 million, or 3.5%, to $3.75 billion during the three months ended March 31, 2020 compared to $3.62 billion during the three months ended March 31, 2019. Of this increase, the average balance of construction real estate and land development loans increased $58.4 million, or 25.4%, to $288.1 million during the three months ended March 31, 2020 compared to $229.7 million during the same period in 2019. While the yield on construction loans decreased 0.71%, or 10.9%, to 5.77% during the three months ended March 31, 2020 compared to 6.47% for the same period in 2019, the yield represents the highest interest earning asset yield.
Incremental accretion income was $1.0 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively. The adoption of ACS 326 on January 1, 2020 resulted in an increase of the noncredit purchase discount due to the PCI to PCD transition of $1.5 million, which positively impacted the accretion recognized during the quarter ended March 31, 2020. The incremental accretion and the impact to loan yield will change during any quarter based on the volume of prepayments, but is expected to decrease over time as the balance of the purchased loans continues to decrease. The decrease for the three months ended March 31, 2020 compared to the same period in 2019 was due primarily to the decrease in the purchased loan balance.
The following table presents the loan yield and effects of the incremental accretion on purchased loans for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Yield non-GAAP reconciliations:(2)
Loan yield (GAAP)	4.97%	5.23%
Exclude impact on loan yield from incremental accretion on purchased loans (1)	0.11	0.15
Loan yield, excluding incremental accretion on purchased loans (non-GAAP) (1)(2)	4.86%	5.08%

Incremental accretion on purchased loans (1)	$1,012	$1,373

(1)
Represents the amount of interest income recorded on purchased loans in excess of the contractual stated interest rate in the individual loan notes due to incremental accretion of purchased discount or premium. Purchased discount or premium is the difference between the contractual loan balance and the fair value of acquired loans at the acquisition date, or as modified under ASU 2016-13 adoption. The purchased discount is accreted into income over the remaining life of the loan.

(2)	For additional information, see "Non-GAAP Financial Information."
Interest income on investment securities decreased $378,000, or 5.6%, to $6.4 million during the three months ended March 31, 2020 from $6.8 million during the three months ended March 31, 2019, primarily as a result of decreases in market interest rates impacting adjustable rate securities. Yields on taxable securities decreased 10 basis points to 2.78% for the three months ended March 31, 2020 from 2.88% for the same period in 2019. Yields on nontaxable securities decreased eight basis points to 2.49% for the three months ended March 31, 2020 from 2.57% for the same period in 2019. Additionally, the average balance of investment securities decreased by $33.0 million, or 3.4%, to $937.8 million during the three months ended March 31, 2020 from $970.8 million during the three months ended March 31, 2019. The decrease in investment securities included a $27.7 million, or 18.47%, decrease in the average balance of tax exempt securities and a $5.3 million, or 0.6%, decrease in the average balance of taxable securities as the Company actively managed portfolio performance in the changing interest rate environment.
Interest income on interest earning deposits increased $85,000, or 25.4%, to $420,000 during the three months ended March 31, 2020 from $335,000 during the three months ended March 31, 2019 due to a significant increase in the average balance of interest earning deposits of $69.4 million, or 124.0%, to $125.4 million during the three months ended March 31, 2020, representing 2.6% of total interest earning assets, compared to $56.0 million, or 1.2% of total interest earning assets, during the same period in 2019. The increase was primarily due to deposit growth which outpaced loan growth. These changes in percentage of interest earning deposits to total interest earning assets negatively impacted our net interest margin during the three months ended March 31, 2020. The yield on interest earning deposits decreased 108 bps to 1.35% during the three months ended March 31, 2020 compared to 2.43% during the same period in 2019 due to a decrease in short-term market rates.
Interest Expense
Total interest expense increased $516,000, or 12.8%, to $4.5 million for the three months ended March 31, 2020 compared to $4.0 million for the same period in 2019, due primarily to an increase in the cost of interest bearing liabilities as a result of the lag the market's response to lowering deposit pricing when the targeted federal funds rate decreased in the second half of 2019 and during 2020. The cost of interest bearing liabilities increased five basis points to 0.57% for the three months ended March 31, 2020 from 0.52% for the three months ended March 31, 2019. The average interest bearing liabilities increased $89.1 million, or 2.9%, to $3.21 billion during the three months ended March 31, 2020 compared to $3.12 billion during the same period in 2019.
Interest expense on total interest bearing deposits increased $613,000, or 17.0%, to $4.2 million for the three months ended March 31, 2020 compared to $3.6 million for the same period in 2019 due primarily to competitive pressures in a challenging rate environment and the lag in deposit repricing. The cost of total interest bearing deposits increased six basis points to 0.54% for the three months ended March 31, 2020 from 0.48% for the same period in 2019. The average balance of total interest bearing deposits increased $103.5 million, or 3.4%, to $3.16 billion during the three months ended March 31, 2020 compared to $3.06 billion during the same period in 2019.
The increase in interest expense on total interest bearing deposits is primarily related to certificates of deposit and interest bearing demand and money market deposits. The cost of certificates of deposit increased 37 basis points to 1.53% for the three months ended March 31, 2020 from 1.16% for the same period in 2019, and the average balance of certificates of deposit accounts increased $25.9 million, or 5.1%, to $528.0 million for the three months ended March 31, 2020 compared to $502.2 million for the same period in 2019. The cost of interest bearing demand and money market deposits increased eight basis points to 0.37% for the three months ended March 31, 2020 from 0.29% for the same period in 2019, and the average balance of interest bearing demand and money market deposits increased $150.9 million, or 7.4%, to $2.20 billion for the three months ended March 31, 2020 compared to $2.05 billion for the same period in 2019.
The Company was able to reduce the impact of the increasing cost of interest bearing deposits by increasing the average balance of demand and other noninterest bearing deposits compared to total interest bearing deposits. The average balance of demand and other noninterest bearing deposits increased $88.0 million, or 6.6%, to $1.42 billion for the three months ended March 31, 2020 compared to $1.33 billion for the same period in 2019. The cost of total deposits increased four basis points to 0.37% for the three months ended March 31, 2020 compared to 0.33% for the same period in 2019.
The average rate of the junior subordinated debentures, including the effects of accretion of the discount established as of the date of the merger with Washington Banking Company, decreased 150 basis points to 5.56% for the three months ended March 31, 2020 compared to 7.06% for the same period in 2019. The rate decrease on the debentures was due to a decrease in the average three-month LIBOR rate to 1.53% for the three months ended March 31, 2020 from 2.69% for the same period in 2019.
Net Interest Margin
Net interest margin decreased 28 basis points to 4.06% for the three months ended March 31, 2020 from 4.34% for the same period in 2019 primarily due to the above mentioned changes in asset yields and costs of funds. The net interest spread decreased 30 basis points to 3.87% for the three months ended March 31, 2020 from 4.17% for the same period in 2019 primarily due to the decrease in the yield of interest earning assets.
Net interest margin is impacted by the incremental accretion on purchased loans. The following table presents the net interest margin and effects of the incremental accretion on purchased loans for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net interest margin (GAAP)	4.06%	4.34%
Exclude impact on net interest margin from incremental accretion on purchased loans(1)	0.08	0.12
Net interest margin, excluding incremental accretion on purchased loans (non-GAAP)(1)(2)	3.98%	4.22%

(1)
Represents the amount of interest income recorded on purchased loans in excess of the contractual stated interest rate in the individual loan notes due to incremental accretion of purchased discount or premium. Purchased discount or premium is the difference between the contractual loan balance and the fair value of acquired loans at the acquisition date, or as modified under ASU 2016-13 adoption. The purchased discount is accreted into income over the remaining life of the loan.

(2)	For additional information, see "Non-GAAP Financial Information."

Provision for Credit Losses
Comparison of quarter ended March 31, 2020 to the comparable quarter in the prior year.
Effective January 1, 2020, the Bank adopted ASU 2016-13. The adoption replaced the allowance for loan losses with the ACL on loans and replaced the related provision for loan losses with the provision for credit losses on loans. The adoption also replaced the allowance for unfunded commitments with the ACL on unfunded commitments and replaced the related provision for unfunded commitments with the provision for credit losses on unfunded commitments. The aggregate of the provision for credit losses on loans and the provision for credit losses on unfunded commitments is presented on the Company's Condensed Consolidated Statements of Income as the provision for credit losses. The ACL on unfunded commitments is included on the Company's Condensed Consolidated Statements of Financial Condition as accrued expenses and other liabilities.
The following table presents the provision for credit losses for the periods presented below:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(In thousands)
Provision for credit losses on loans	$9,964	$920
Reversal of provision for credit losses on unfunded commitments	(2,018)	—
Total	$7,946	$920
Provision for Credit Losses on Loans
The Bank has established a comprehensive methodology for determining its ACL on loans. The ACL on loans is increased by provisions for credit losses on loans charged to expense, which is comprised of the reserve build and the net credit losses. Net credit losses is the mechanism used to increase the allowance by the net charge-offs as the ACL on loans is reduced by loan charge-offs, net of loan recoveries. The amount of the provision expense recognized during the three months ended March 31, 2020 was calculated in accordance with the Bank's CECL methodology. The amount of the provision expense recognized during the three months ended March 31, 2019 was calculated in accordance with the Bank's incurred loss methodology. For additional information, see the section entitled "Analysis of Allowance for Credit Losses on Loans" below.
The provision for credit losses on loans is dependent on the Bank’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, a further decline in general economic conditions, including as a result of COVID-19, could increase future provisions for credit losses on loans and have a material adverse effect on the Company’s net income.
The provision for credit losses on loans increased $9.0 million to $10.0 million for the three months ended March 31, 2020 from $920,000 for the three months ended March 31, 2019 due primarily to the adoption of CECL and the change in methodology to a current expected credit loss over the life of the loan from an incurred loss at the balance sheet date. The provision for credit losses on loans during the three months ended March 31, 2019 included approximately $6.9 million of expense related to the forecasted credit deterioration due to the impact of the COVID-19 pandemic. Based on a thorough review of the loan portfolio, the Bank determined that the provision for credit losses on loans for the three months ended March 31, 2020 was appropriate as it was calculated in accordance with the Bank's CECL methodology for determining the current expected credit losses on loans.
Reversal of Provision for Credit Losses on Unfunded Commitments
The Bank has established a comprehensive methodology for determining its ACL on unfunded commitments, which is similar to the ACL on loans with additional considerations for the likelihood of funding over the contractual life of the commitment. Upon adoption of CECL, the Bank recorded a $3.7 million adjustment to the ACL on unfunded commitment, bringing the adjusted beginning balance to $4.0 million. The majority of the allowance was related to the commercial construction loan portfolio which had a utilization rate on the commitment of 42.4% at December 31, 2019.
The Bank recorded a reversal of provision for credit losses on unfunded commitments of $2.0 million for the three months ended March 31, 2020 due to a decrease in the unfunded commercial construction loan balance, resulting from increased funding of the underlying projects during the three months ended March 31, 2020. The commercial construction utilization rate on the commitment was 35.6% at March 31, 2020. The Company expects volatility in this provision and related allowance based on the timing of originations, commitments, and funding of its construction portfolio.

Noninterest Income
Comparison of quarter ended March 31, 2020 to the comparable quarter in the prior year.
Total noninterest income increased $2.1 million, or 27.6%, to $9.5 million for the three months ended March 31, 2020 from $7.4 million for the same period in 2019. The following table presents the change in the key components of noninterest income for the periods noted:

	Three Months Ended March 31,
	2020	2019	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$4,376	$4,485	$(109)	(2.4)%
Gain on sale of investment securities, net	1,014	15	999	6,660.0
Gain on sale of loans, net	547	252	295	117.1
Interest rate swap fees	296	—	296	100.0
Other income	3,247	2,677	570	21.3
Total noninterest income	$9,480	$7,429	$2,051	27.6%
Gain on sale of investment securities, net, increased $999,000 to $1.0 million for the three months ended March 31, 2020 compared to $15,000 for the same period in 2019 as a result of the Bank's active management of the investment portfolio in the current rate environment.
Other income increased $570,000, or 21.3%, to $3.2 million for the three months ended March 31, 2020 compared to $2.7 million for the same period in 2019 due primarily to the gain on a BOLI death benefit of $332,000 recognized during the three months ended March 31, 2020.
Interest rate swap fees increased to $296,000 for the three months ended March 31, 2020 compared to no interest rate swap fee in the same period in 2019 as a result of an increased volume of executed interest rate swap contracts.
Gain on sale of loans, net, increased $295,000, or 117.1%, to $547,000 for the three months ended March 31, 2020 compared to $252,000 for the same period in 2019 due to increased mortgage origination volume. Mortgage originations increased by $7.4 million, or 86.2%, to $16.0 million for the three months ended March 31, 2020 from $8.6 million for the same period in 2019 primarily due to increased refinance activity reflecting lower market interest rates.

Noninterest Expense
Comparison of quarter ended March 31, 2020 to the comparable quarter in the prior year.
Noninterest expense increased $735,000, or 2.0%, to $37.3 million during the three months ended March 31, 2020 from $36.5 million during the three months ended March 31, 2019. The following table presents changes in the key components of noninterest expense for the periods noted:

	Three Months Ended March 31,
	2020	2019	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$22,506	$21,914	$592	2.7%
Occupancy and equipment	5,731	5,458	273	5.0
Data processing	2,360	2,173	187	8.6
Marketing	866	1,098	(232)	(21.1)
Professional services	1,377	1,173	204	17.4
State/municipal business and use tax	757	798	(41)	(5.1)
Federal deposit insurance premium	—	285	(285)	(100.0)
Other real estate owned, net	25	86	(61)	(70.9)
Amortization of intangible assets	903	1,025	(122)	(11.9)
Other expense	2,735	2,515	220	8.7
Total noninterest expense	$37,260	$36,525	$735	2.0%
Compensation and employee benefits increased $592,000, or 2.7%, to $22.5 million for the three months ended March 31, 2020 from $21.9 million for the same period in 2019 as a result of an increase in salaries and related payroll taxes, an increase in benefits and costs related to a new medical plan, and an increase in stock compensation expense.
Occupancy and equipment increased $273,000, or 5.0%, to $5.7 million for the three months ended March 31, 2020 from $5.5 million for the same period in 2019 due mostly to depreciation and operating costs associated with a new operations center in Tacoma, Washington which was placed into service in December 2019.
There was no federal deposit insurance premium expense for the three months ended March 31, 2020 compared to $285,000 for the same period in 2019 as a result of a small bank credit awarded by the FDIC recognized during the quarter ended March 31, 2020. The Bank has $139,000 in small bank credits on future assessments remaining as of March 31, 2020, which may be recognized in future periods when allowed for by the FDIC upon insurance fund levels being met.
The ratio of noninterest expense to average total assets (annualized) was 2.70% for the three months ended March 31, 2020 compared to 2.79% for the three months ended March 31, 2019. The decrease was primarily due to an increase in the noninterest expense and a decrease in the net interest margin during the three months ended March 31, 2020, as mentioned above.

Income Tax Expense
Comparison of quarter ended March 31, 2020 to the comparable quarter in the prior year.
Income tax expense decreased $2.6 million, or 80.1%, to $640,000 for the three months ended March 31, 2020 from $3.2 million for the three months ended March 31, 2019. The effective tax rate was 5.0% for the three months ended March 31, 2020 compared to 16.3% for the same period in 2019. The decrease in the effective tax rate was due to lower pre-tax income, also reflecting increasing tax-exempt instruments, and a provision in the CARES Act of 2020, which permitted the Company to recognize a $1.0 million benefit from net operating losses related to prior acquisitions during the three months ended March 31, 2020.

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
Reconciliations of the GAAP and non-GAAP financial measures on net interest income, interest and fees on loans, loan yield and net interest margin are presented below for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Net interest income and interest and fees on loans:
Net interest income (GAAP)	$48,557	$49,788
Exclude incremental accretion on purchased loans	(1,012)	(1,373)
Adjusted net interest income (non-GAAP)	$47,545	$48,415

Average total interest earning assets, net	$4,811,769	$4,649,259
Net interest margin, annualized (GAAP)	4.06%	4.34%
Net interest margin, excluding incremental accretion on purchased loans, annualized (non-GAAP)	3.98%	4.22%

Interest and fees on loans (GAAP)	$46,277	$46,699
Exclude incremental accretion on purchased loans	(1,012)	(1,373)
Adjusted interest and fees on loans (non-GAAP)	$45,265	$45,326

Average loans receivable, net	$3,748,573	$3,622,494
Loan yield, annualized (GAAP)	4.97%	5.23%
Loan yield, excluding incremental accretion on purchased loans, annualized (non-GAAP)	4.86%	5.08%

Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition from December 31, 2019 to March 31, 2020:

	March 31, 2020	December 31, 2019	Change	% Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$162,913	$228,568	$(65,655)	(28.7)%
Investment securities available for sale, at fair value, net	961,092	952,312	8,780	0.9
Loans held for sale	3,808	5,533	(1,725)	(31.2)
Loans receivable, net	3,804,836	3,731,708	73,128	2.0
Other real estate owned	841	841	—	—
Premises and equipment, net	87,958	87,888	70	0.1
Federal Home Loan Bank stock, at cost	6,661	6,377	284	4.5
Bank owned life insurance	106,756	103,616	3,140	3.0
Accrued interest receivable	14,940	14,446	494	3.4
Prepaid expenses and other assets	180,846	164,129	16,717	10.2
Other intangible assets, net	15,710	16,613	(903)	(5.4)
Goodwill	240,939	240,939	—	—
Total assets	$5,587,300	$5,552,970	$34,330	0.6%

Liabilities
Deposits	$4,617,948	$4,582,676	$35,272	0.8%
Junior subordinated debentures	20,668	20,595	73	0.4
Securities sold under agreement to repurchase	11,792	20,169	(8,377)	(41.5)
Accrued expenses and other liabilities	138,454	120,219	18,235	15.2
Total liabilities	4,788,862	4,743,659	45,203	1.0
Stockholders' equity
Common stock	568,439	586,459	(18,020)	(3.1)
Retained earnings	211,707	212,474	(767)	(0.4)
Accumulated other comprehensive gain (loss), net	18,292	10,378	7,914	76.3
Total stockholders' equity	798,438	809,311	(10,873)	(1.3)
Total liabilities and stockholders' equity	$5,587,300	$5,552,970	$34,330	0.6%
Total assets increased $34.3 million, or 0.6%, to $5.59 billion as of March 31, 2020 compared to $5.55 billion as of December 31, 2019.
Loans receivable, net, increased $73.1 million, or 2.0%, to $3.80 billion at March 31, 2020 compared to $3.73 billion as of December 31, 2019 due primarily to increases in commercial and industrial loans of $37.5 million, non-owner occupied commercial real estate loans of $23.5 million and real estate construction and land development loans of $12.4 million. The increase in commercial and industrial loans was driven primarily by an increase in funding on existing commercial lines of credit of $29.7 million during the three months ended March 31, 2020. The commercial and industrial loan utilization rate was 40.2% and 35.8% at March 31, 2020 and December 31, 2019, respectively.
Prepaid expenses and other assets increased $16.7 million, or 10.2%, to $180.8 million at March 31, 2020 from $164.1 million at December 31, 2019 primarily as a result of an increase in the fair value of back-to-back interest rate swap contracts of $19.8 million, with a corresponding increase in accrued expenses and other liabilities. Accrued expenses and other liabilities increased $18.2 million, or 15.2%, to $138.5 million at March 31, 2020 compared to $120.2 million as of December 31, 2019.
Total deposits increased $35.3 million, or 0.8%, to $4.62 billion at March 31, 2020 from $4.58 billion at December 31, 2019 due primarily to increases in money market accounts of $124.4 million, or 16.5%, to $878.1 million and interest bearing demand deposits of $24.3 million, or 1.8%, to $1.37 billion, partially offset by decreases in savings accounts of $83.5 million, or 16.4%, to $425.6 million and in noninterest bearing demand deposits of $31.3 million, or 2.2%, to $1.42 billion. The increase in money market account and the decrease in savings accounts was primarily due to the transfer between deposit accounts of $95.3 million from a large public depositor. Non-maturity deposits as a percentage of total deposits remained constant at 88.6% as of both March 31, 2020 and December 31, 2019.

Lending Activities
The Bank is a full service commercial bank, which originates a wide variety of loans with a focus on commercial business loans. Loans receivable, net of ACL, increased $73.1 million, or 2.0%, to $3.80 billion at March 31, 2020 from $3.73 billion at December 31, 2019.
The following table provides information about our loan portfolio by type of loan at the dates indicated and the change between these dates. These balances are net of unearned fees and costs, and are prior to deduction for the ACL on loans.

	March 31, 2020		December 31, 2019
	Balance (1)	% of Total (2)	Balance (1)	% of Total (2)	Change	%of Balance Change
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$889,685	23.1%	$852,220	22.6%	$37,465	4.4%
Owner-occupied commercial real estate	805,636	20.9	805,234	21.4	402	—
Non-owner occupied commercial real estate	1,312,308	34.1	1,288,779	34.2	23,529	1.8
Total commercial business	3,007,629	78.1	2,946,233	78.2	61,396	2.1
One-to-four family residential (3)	136,782	3.5	131,660	3.5	5,122	3.9
Real estate construction and land development:
One-to-four family residential	98,730	2.6	104,296	2.8	(5,566)	(5.3)
Five or more family residential and commercial properties	188,304	4.9	170,350	4.5	17,954	10.5
Total real estate construction and land development	287,034	7.5	274,646	7.3	12,388	4.5
Consumer	420,931	10.9	415,340	11.0	5,591	1.3
Loans receivable	3,852,376	100.0	3,767,879	100.0	84,497	2.2
(1) Balances do not include undisbursed loan commitments.
(2) Percent of loans receivable.
(3) Excludes loans held for sale of $3.8 million and $5.5 million as of March 31, 2020 and December 31, 2019, respectively.

Included in the amortized cost of loans are net discounts on loans purchased in mergers and acquisitions. Upon adoption of ASU 2016-13, the Bank increased the net discount for PCD loans by $1.6 million related to the PCI to PCD transition. The remaining total net discount for purchased loans, including PCD loans and non-PCD loans, was $9.0 million at March 31, 2020 compared to $8.4 million at December 31, 2019.

Nonperforming Assets and Credit Quality Metrics
The following table provides information about our nonaccrual loans, other real estate owned and performing TDR loans for the indicated dates:

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$33,908	$44,320
One-to-four family residential	163	19
Consumer	92	186
Total nonaccrual loans (1)	34,163	44,525
Other real estate owned	841	841
Total nonperforming assets	$35,004	$45,366

ACL on loans	$47,540	$36,171
Nonperforming loans to loans receivable	0.89%	1.18%
ACL on loans to loans receivable	1.23%	0.96%
ACL on loans to nonperforming loans	139.16%	81.24%
Nonperforming assets to total assets	0.63%	0.82%

Performing TDR loans:
Commercial business	$17,222	$13,661
One-to-four family residential	194	196
Real estate construction and land development	1,516	237
Consumer	377	375
Total performing TDR loans	$19,309	$14,469
Accruing loans past due 90 days or more	$—	$—
Potential problem loans	102,167	87,788

(1)	At March 31, 2020 and December 31, 2019, $20.0 million and $26.3 million of nonaccrual loans were considered nonperforming TDR loans, respectively.
Nonaccrual Loans.    Nonaccrual loans decreased $10.3 million to $34.2 million, or 0.89% of loans receivable at March 31, 2020 from $44.5 million, or 1.18% of loans receivable at December 31, 2019. The decrease was due primarily to the net principal payment of $7.8 million related to a significant agricultural lending relationship and a full payoff of a commercial business relationship of $2.3 million.
The following table reflects the changes in nonaccrual loans during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Nonaccrual loans
Balance, beginning of period	$44,525	$13,696
Addition of previously classified pass graded loans	255	—
Addition of previously classified potential problem loans (1)	2,579	6,189
Net principal payments, transfer to OREO and transfer to accruing status	(12,570)	(2,393)
Charge-offs	(626)	(39)
Balance, end of period	$34,163	$17,453
(1) Includes $1.3 million of previously pooled PCI loans which were converted to individual PCD loans as part of the adoption of ASU 2016-13.

At March 31, 2020, nonaccrual loans of $3.1 million had a related ACL on loans of $861,000 and nonaccrual loans of $31.1 million had no related ACL on loans. At December 31, 2019, nonaccrual loans of $4.4 million had related allowance for loan losses of $763,000 and nonaccrual loans of $40.1 million had no allowance for loan losses.
At March 31, 2020, nonperforming TDR loans, included in the nonaccrual loan table above, were $20.0 million and had a related ACL on loans of $223,000, including $19.3 million of nonperforming TDR loans with no related ACL on loans. At December 31, 2019, nonperforming TDR loans were $26.3 million and had a related allowance for loan losses of $218,000, including $24.2 million of nonperforming TDR loans with no related ACL on loans.
Nonperforming Assets.    Nonperforming assets consist of nonaccrual loans and other real estate owned. Nonperforming assets decreased $10.4 million to $35.0 million, or 0.63% of total assets, at March 31, 2020 from $45.4 million, or 0.82% of total assets, at December 31, 2019 due entirely to the decrease in nonaccrual loans discussed above. The decrease in nonperforming assets was unaffected by other real estate owned as the balance was $841,000 at both March 31, 2020 and December 31, 2019.
Troubled Debt Restructured Loans. TDR loans are considered impaired and are separately measured for impairment whether on accrual or nonaccrual status. The performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite the restructured status. Performing TDR loans increased $4.8 million, or 33.5%, to $19.3 million at March 31, 2020 from $14.5 million at December 31, 2019. The increase was due primarily to additions of previously classified potential problem loans, including one residential construction relationship of $1.5 million and additions of previously classified pass graded loans, including two commercial lending relationships totaling $2.1 million.
The following table reflects the changes in performing TDR loans during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Performing TDR loans
Balance, beginning of period	$14,469	$22,744
Addition of previously classified pass graded loans	2,269	243
Addition of previously classified potential problem loans	2,660	91
Loans added formerly nonaccrual	177	—
Net principal payments	(266)	(3,087)
Balance, end of period	$19,309	$19,991
The related ACL on loans for performing TDR loans was $1.5 million as of March 31, 2020 and $1.3 million as of December 31, 2019.
Potential Problem Loans. Potential problem loans increased $14.4 million, or 16.4%, to $102.2 million at March 31, 2020 compared to $87.8 million at December 31, 2019. The increase was primarily attributed to the addition of four commercial business relationships totaling $18.1 million which were downgraded as a result of the adverse economic impact from the COVID-19 pandemic, including two hotels, and eight commercial business relationships totaling $7.8 million which were downgraded to increase oversight of these credits due to other concerns. The activity for the three months ended March 31, 2020 also includes payment in full of three commercial and industrial relationships totaling $4.7 million.

The following table reflects the changes in potential problem loans during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

Potential problem loans
Balance, beginning of period	$87,788	$101,320
Addition of previously classified pass graded loans	29,919	9,779
Upgrades to pass graded loan status	(476)	—
Net principal payments	(9,825)	(13,521)
Transfers of loans to nonaccrual and TDR status	(5,239)	(3,303)
Charge-offs	—	(187)
Balance, end of period	$102,167	$94,088

Analysis of Allowance for Credit Losses on Loans
Allowance for credit losses on loans
Effective January 1, 2020, the Bank adopted ASU 2016-13. The adoption replaced the allowance for loan losses with the ACL on loans on the Condensed Consolidated Statements of Financial Condition and replaced the related provision for loan losses with the provision for credit losses on loans on the Condensed Consolidated Statements of Income.
Management has adopted a historic loss, open pool CECL methodology to calculate the ACL on loans. The same methodology is applied to all loans consistent with the guidance of the accounting standard which does not require undue complexity. Under this allowance approach, the Company has identified segments of loans with similar risk characteristics that align with its identified loan classes. Nonaccrual loans and certain TDR loans are not considered similar other loans; therefore, they are evaluated for allowance on an individual basis. The allowance for individually evaluated loans is calculated using either the collateral value method, which considers the likely source of repayment as the value of the collateral, less estimated costs to sell, or the net present value method, which considers the contractual principal and interest terms and estimated cash flows available from the borrower to satisfy the debt.
For each loan segment collectively measured, the baseline loss rates are calculated using the bank's average quarterly historical loss information. The baseline loss rates are applied to each loan's estimated cash flows over the life of the loan under the remaining life method to determine the baseline loss estimate for each loan, including prepayment estimates. The CECL methodology includes consideration of the forecasted direction of the economic and business environment and its likely impact to the estimated allowance as compared to the historical losses over the reasonable and supportable time frame. The impact of those macroeconomic factors to each segment, positive or negative, using the reasonable and supportable period, are added to the calculated baseline loss rate. After the reasonable and supportable period, the estimated credit losses are reverted back to historical baseline loss levels under a reversion period on a straight-lined, input reversion basis. Management can also consider other qualitative factors to add to the ACL if internal or external conditions suggest adjustments to the historical loss information or the macroeconomic forecast.
While we believe we use the best information available to determine the ACL on loans, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A further decline in national and local economic conditions, including as a result of COVID-19 pandemic or other factors, could result in a material increase in the ACL on loans and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of the ACL on loans is subject to review by bank regulators, as part of their routine examination process, which may result in the establishment of an additional ACL on loans based upon their judgment of information available to them at the time of their examination.

The following table provides information regarding changes in our ACL on loans and the allowance for loan losses at and for the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
ACL on loans at the beginning of the period	$36,171	$35,042
Impact of CECL adoption	1,822	—
Adjusted ACL on loans, beginning of the period	37,993	35,042

Charge-offs:
Commercial business	(1,222)	(103)
One-to-four family residential	—	(15)
Consumer	(375)	(586)
Total charge-offs	(1,597)	(704)
Recoveries:
Commercial business	1,069	159
One-to-four family residential	3	—
Real estate construction and land development	14	618
Consumer	94	117
Total recoveries	1,180	894
Net charge-offs	(417)	190

Net Credit Loss	417	—
Reserve Build	9,547	920
Provision for credit losses on loans	9,964	920

ACL on loans at the end of the period	$47,540	$36,152

ACL on loans to loans receivable	1.23%	0.98%
Net charge-offs (recoveries) on loans to average loans, net (1)	0.04%	(0.02)%

Loans receivable at the end of the period (2)	$3,852,376	$3,696,431
Average loans receivable, net during the period (2)	3,748,573	3,622,494
(1) Annualized
(2) Excludes loans held for sale.
The ACL on loans increased $11.4 million, or 31.4%, to $47.5 million at March 31, 2020 from $36.2 million at December 31, 2019. Of this increase, $1.8 million related to the adoption of ASU 2016-13 as discussed above. The allowance at March 31, 2020 increased 26.2% from the adjusted beginning balance. The increase was primarily the result of the provision for credit losses on loans of $10.0 million recognized during the three months ended March 31, 2020 due to credit deteriorations forecasted on economic conditions as a result of the COVID-19 pandemic. The ACL on loans to loans receivable increased to 1.23% at March 31, 2020 from 0.96% at December 31, 2019.
Prior to the adoption of ASU 2016-13, included in the carrying value of nonPCI purchased loans were net fair value discounts which reduced the need for an allowance for loan losses on these loans because they were carried at an amount below the outstanding principal balance. The remaining net purchased discount on nonPCI loans was $8.4 million at December 31, 2019.
The Company recorded charge-offs of $1.6 million during the three months ended March 31, 2020 due primarily to commercial and industrial loan charge-offs of $1.1 million, including $373,000 related to one lending relationship. The Company recorded recoveries of $1.2 million during the three months ended March 31, 2020 primarily due to the full recovery of an agricultural lending relationship of $963,000 which was charged-off during the quarter ended December 31, 2019.
Based on the Bank's established comprehensive CECL methodology, management deemed the ACL on loans of $47.5 million (1.23% of loans receivable and 139.16% of nonperforming loans) at March 31, 2020 appropriate to provide for current expected credit losses based on the Company's comprehensive methodology. This compares to an allowance for loan losses of $36.2 million (0.96% of loans receivable and 81.24% of nonperforming loans) at December 31, 2019 under the incurred loss methodology.
While we believe we use the best information available to determine the ACL on loans, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the ACL on loans and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of the ACL on loans is subject to review by bank regulators, as part of their routine examination process, which may result in the establishment of an additional ACL on loans based upon their judgment of information available to them at the time of their examination. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing ACL on loans is appropriate or that increased provisions will not be necessary should the quality of the loans deteriorate. Any material increase in the ACL on loans would adversely affect the Company’s financial condition and results of operations.

Deposits and Other Borrowings
Total deposits increased $35.3 million, or 0.8%, to $4.62 billion at March 31, 2020 from $4.58 billion at December 31, 2019. Non-maturity deposits as a percentage of total deposits were 88.6% at both March 31, 2020 and December 31, 2019 and the percentage of certificates of deposit to total deposits were 11.4% at both March 31, 2020 and December 31, 2019.
The following table summarizes the Company's deposits as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total	Change	% of Balance Change
	(Dollars in thousands)
Noninterest demand deposits	$1,415,177	30.6%	$1,446,502	31.6%	$(31,325)	(2.2)%
Interest bearing demand deposits	1,373,091	29.7	1,348,817	29.4	24,274	1.8
Money market accounts	878,075	19.0	753,684	16.4	124,391	16.5
Savings accounts	425,616	9.3	509,095	11.2	(83,479)	(16.4)
Total non-maturity deposits	4,091,959	88.6	4,058,098	88.6	33,861	0.8
Certificates of deposit	525,989	11.4	524,578	11.4	1,411	0.3
Total deposits	$4,617,948	100.0%	$4,582,676	100.0%	$35,272	0.8
Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank also utilizes securities sold under agreement to repurchase as a supplement to its funding sources. During 2019, the Bank made an effort to transition customers from securities sold under agreement to repurchase to other deposit products. As of March 31, 2020 and December 31, 2020, only three customers utilized this product. Our securities sold under agreement to repurchase are secured by available for sale investment securities. At March 31, 2020, the Bank had securities sold under agreement to repurchase of $11.8 million, a decrease of $8.4 million, or 41.5%, from $20.2 million at December 31, 2019. The decrease was the result of one customer's activity during the period.
The Company also has junior subordinated debentures with a par value of $25.0 million which pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures was $20.7 million at March 31, 2020, which reflects the fair value of the junior subordinated debentures established during the Washington Banking Merger, adjusted for the accretion of discount from purchase accounting fair value adjustment.

At March 31, 2020, the Bank maintained credit facilities with the FHLB for $898.5 million and credit facilities with the Federal Reserve Bank for $74.0 million. The Company had no FHLB or Federal Reserve Bank advances outstanding at both March 31, 2020 and December 31, 2019. The average cost of the FHLB advances during the three months ended March 31, 2020 and 2019 was 0.41% and 3.29%, respectively. The Bank also maintains lines of credit with five correspondent banks to purchase federal funds totaling $140.0 million as of March 31, 2020. There were no federal funds purchased as of March 31, 2020 or December 31, 2019.

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
Heritage Bank: The principal objective of the Bank’s liquidity management program is to maintain the ability to meet day-to-day cash flow requirements of its customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. The Bank monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and the repayment and maturities of loans, the Bank can utilize established credit facilities and lines with correspondent banks or sale of investment securities. As a result of the Federal Reserve Bank response to the COVID-19 pandemic, the Bank’s liquidity will be supplemented by loans obtained through the PPPLF as mentioned above.
Heritage Financial Corporation: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations. At March 31, 2020, the Company (on an unconsolidated basis) had cash and cash equivalents of $1.2 million.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, satisfy other financial commitments and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2020, cash and cash equivalents totaled $162.9 million, or 2.9% of total assets. The fair value of investment securities available for sale totaled $961.1 million at March 31, 2020, of which $232.9 million were pledged to secure public deposits or borrowing arrangements. The fair value of investment securities available for sale that were not pledged totaled $728.2 million, or 13.0% of total assets, at March 31, 2020. The fair value of investment securities available for sale with contractual maturities of one year or less were $33.8 million, or 0.6% of total assets, at March 31, 2020.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $16.1 million for the three months ended March 31, 2020, and primarily consisted of net income of $12.2 million. During the three months ended March 31, 2020, net cash used by investing activities was $82.3 million, which consisted primarily of net loan originations of $86.6 million. Net cash provided by financing activities was $592,000 for the three months ended March 31, 2020 and primarily consisted of a net increase in deposits of $35.3 million, partially offset by dividends paid of $7.3 million and repurchases of common stock of $19.1 million during the period.

Stockholders' Equity and Regulatory Capital Requirements
Stockholders’ equity was $798.4 million at March 31, 2020 compared to $809.3 million at December 31, 2019. The Company’s stockholders' equity to assets ratio was 14.3% as of March 31, 2020 and 14.6% as of December 31, 2019. The following table reflects the changes to stockholders' equity during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Balance, beginning of period	$809,311	$760,723
Cumulative effect from change in accounting policy (1)	(5,615)	(399)
Net income	12,191	16,552
Dividends declared	(7,343)	(6,662)
Other comprehensive income, net of tax	7,914	8,016
Repurchase of common stock	(19,060)	(802)
Other	1,040	763
Balance, end of period	$798,438	$778,191
(1) Effective January 1, 2020, Company adopted ASU 2016-13, Financial Instruments - Credit Losses. Effective January 1, 2019, the Company adopted ASU 2016-02, Leases.
During the quarter ended March 31, 2020, the Company repurchased the remaining 639,922 shares of its common stock available under the previous stock repurchase plan of at a weighted average price per share of $23.95, or $15.3 million. The Company commenced a new stock repurchase plan on March 12, 2019, and repurchased 155,778 shares of its common stock under that plan at a weighted average price per share of $20.34, or $3.2 million during the quarter ended March 31, 2020. As of March 31, 2020, there were 1.6 million shares available for repurchase under the new stock repurchase plan. The Company halted its buybacks in March 2020, and will not resume repurchase activity until management is confident it can understand the economic impacts of the COVID-19 pandemic on the Company's long-term capital position.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On April 29, 2020, the Company’s Board of Directors declared a regular dividend of $0.20 per common share which is payable on May 27, 2020 to shareholders of record on May 13, 2020.
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and operations. Management believes as of March 31, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of March 31, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories. The following table represents the minimum required ratios of the Company and the Bank and the actual capital ratios at the periods indicated:

	Minimum Requirements		Well-Capitalized Requirements		Actual
	(Dollars in thousands)
As of March 31, 2020:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$214,253	4.5%	N/A	N/A	$532,695	11.2%
Tier 1 leverage capital to average assets	213,152	4.0	N/A	N/A	553,363	10.4
Tier 1 capital to risk-weighted assets	285,671	6.0	N/A	N/A	553,363	11.6
Total capital to risk-weighted assets	380,895	8.0	N/A	N/A	595,157	12.5
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	214,106	4.5	$309,264	6.5%	549,933	11.6
Tier 1 leverage capital to average assets	211,777	4.0	264,721	5.0	549,933	10.4
Tier 1 capital to risk-weighted assets	285,474	6.0	380,633	8.0	549,933	11.6
Total capital to risk-weighted assets	380,633	8.0	475,791	10.0	591,727	12.4

As of December 31, 2019:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$211,110	4.5%	N/A	N/A	$541,154	11.5%
Tier 1 leverage capital to average assets	212,578	4.0	N/A	N/A	561,749	10.6
Tier 1 capital to risk-weighted assets	281,479	6.0	N/A	N/A	561,749	12.0
Total capital to risk-weighted assets	375,306	8.0	N/A	N/A	598,226	12.8
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	211,017	4.5	$304,803	6.5%	538,560	11.5
Tier 1 leverage capital to average assets	211,187	4.0	263,984	5.0	538,560	10.2
Tier 1 capital to risk-weighted assets	281,356	6.0	375,142	8.0	538,560	11.5
Total capital to risk-weighted assets	375,142	8.0	468,927	10.0	575,037	12.3
As of March 31, 2020, the capital measures reflect the revised CECL capital transition provisions adopted by the Federal Reserve and the FDIC, that allows us the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period.
Under applicable capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%, a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. Both the Company and the Bank are also required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. At March 31, 2020, the capital conservation buffer was 4.50% and 4.44% for the Company and the Bank, respectively.

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
As a result of the COVID-19 pandemic, our interest rate risk exposure has changed since the information disclosed in our 2019 Annual Form 10-K. The following table presents the change in our net interest income as a result of parallel rate shock scenarios presented in the periods after the dates shown:

	March 31, 2020	December 31, 2019
	(In thousands)
Up 100
Year 1	$7,129	$8,149
Year 2	15,017	15,933
Up 200
Year 1	14,033	15,572
Year 2	29,306	29,806
Down 100
Year 1	(2,028)	(7,415)
Year 2	(5,274)	(15,178)
These scenarios are based on interest rates as of the last day of a reporting period published by independent sources and incorporate relevant spread of instruments that are actively traded in the open market. Given that the short-term rates have declined during the three months ended March 31, 2020, we do not believe that the result of the "Down 200" analysis provide meaningful results, and have been excluded. For the "Down 100" scenario, the Bank's modeling assumption is that all deposit rates are floored to one or two basis points and new loan production is recalibrated to incorporate a chosen net interest spread over index. The simulations used to manage market risk are based on numerous assumptions regarding the effect of changes in interest rates on the timing and extent of reprice characteristics, future cash flows and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market condition, customer behavior and management strategies, among other factors.
Neither we, nor the Bank, maintain a trading account for any class of financial instrument, nor do we, or the Bank, engage in hedging activities or purchase high risk derivative instruments. Moreover, neither we, nor the Bank, are subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2020 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief

Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
Effective January 1, 2020, Heritage adopted FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended. The Company designed new controls and modified existing controls as part of its adoption. These additional controls over financial reporting included controls over model creation and design, model governance, assumptions and expanded controls over loan level data.
There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
We, and our Bank, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.

ITEM 1A.     RISK FACTORS
There have been material changes to the risk factors set forth in Part I. Item 1A of the Company’s 2019 Annual Form 10-K related to the COVID-19 pandemic. The following provides a discussion of certain risks that management believes are specific to our business as a result of the COVD-19 pandemic.
The outbreak of the novel coronavirus ("COVID-19") has adversely impacted certain industries in which our customers operate and may impair their ability to fulfill their obligations to us. Further, the spread of the outbreak has disrupted banking and other financial activity in the areas in which we operate, and could lead to an economic recession or other additional severe disruptions in the U.S. economy, and could potentially create business continuity issues for us.
The COVID-19 pandemic started to cause major economic disruption and volatility as a result of governmental mandates (e.g., “shelter in place” mandates, school closures) and voluntary changes in consumer behavior (e.g., “social distancing”) in March 2020. In response to the shelter in place orders, currently many of our employees are working remotely to enable us to continue to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may result from these work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. Further, we also rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.
There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on its credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations, deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as revenues declined precipitously, especially in businesses related to travel, hospitality, leisure, and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to the Pacific Northwest region over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.
The impact of the pandemic is expected to continue to adversely affect us during 2020 as the ability of many of our customers to make loan payments has been significantly affected. Although the Company has made estimates of credit losses related to the pandemic as part of its evaluation of the ACL on loans, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact that the pandemic will have on the credit quality of our loan portfolio. The extent of the economic impact of the pandemic is also impossible to determine with certainty at this time as it is partly dependent on a still evolving virus. Accordingly, estimates of the pandemic's effect on credit losses could change over time as additional information becomes available. If our estimates are incorrect, our ACL on loans may not be sufficient to cover losses in our loan portfolio, resulting in the need for increases in our ACL on loans through the provision for credit losses which is recorded and charged against income. Any increases in the ACL on loans will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.
In addition, the Company is providing assistance to commercial business loan borrowers in response to the economic disruption caused by COVID-19 by offering short-term modifications such as interest only payments, payment deferrals, loan re-amortization, and increases of lines of credit. Also, the Company is assisting mortgage and consumer loan borrowers by offering short-term modifications via a streamlined approval process for 90-day payment deferrals when the borrower meets certain criteria, or on a case-by-case analysis. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. If the economic disruption from the COVID-19 pandemic continues for several months or worsens, it may result in increased loan delinquencies, adversely classified loans and loan charge-offs. As a result, our ACL on loans may prove to be insufficient to absorb losses in our loan portfolio, which would cause our results of operations, liquidity and financial condition to be adversely affected.
Further, given the widespread level of disruption to commercial and consumer activity due to COVID-19, the Company decided to adopt certain measures to assist its deposit customers in affected areas. These measures include the waiver of certain fees and charges, such as early withdrawal penalties for certificates of deposit and overdrafts, and while important to assist our customers, these concessions will negatively impact our results of operations.
In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.
We are an entity separate and distinct from our principal subsidiary, Heritage Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. If the COVID-19 pandemic were to materially adversely affect Heritage Bank’s regulatory capital levels or liquidity, it may result in Heritage Bank being unable to pay dividends to us, which may result in our not being able to pay dividends on our common stock at the same rate or at all.
Even after the COVID-19 pandemic subsides, the U.S. economy may experience a recession, and we anticipate our business would be materially and adversely affected by a prolonged recession. To the extent the COVID-19 pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled "Risk Factors" in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Repurchase Plans

The Company has had various stock repurchase programs since March 1999. On March 12, 2020 the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 1,799,054 shares, under the twelfth stock repurchase plan. The number, timing and price of shares repurchased will depend on business and market conditions and other factors, including opportunities to deploy the Company's capital.
During the three months ended March 31, 2020, the Company repurchased the remaining 639,922 shares available under the eleventh stock repurchase plan at a weighted average price per share of $23.95. No shares were repurchased under this plan during the three months ended March 31, 2019. The Company has repurchased 155,778 shares under the twelfth plan at a weighted average share price per share of $20.34 during the three months ended March 31, 2020. The Company halted its buybacks in March 2020, and will not resume repurchase activity until management is confident it can understand the economic impacts of the COVID-19 pandemic on the Company's long-term capital position.
In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total repurchased shares for the periods indicated:

	Three Months Ended March 31,
	2020	2019
Repurchased shares to pay withholding taxes	25,882	25,854
Stock repurchase to pay withholding taxes average share price	$21.79	$31.01
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020— January 31, 2020	56,919	$26.09	8,242,101	583,922
February 1, 2020— February 29, 2020	282,620	25.76	8,524,022	302,001
March 1, 2020— March 31, 2020	482,043	21.36	8,981,801	1,643,276
Total	821,582	$23.20

(1)
Of the common shares repurchased by the Company between January 1, 2020 and March 31, 2020, shares totaling 25,882 represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units.

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

HERITAGE FINANCIAL CORPORATION

Date:
May 4, 2020	/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer

Date:
May 4, 2020	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer