Form 10-Q
period 2020-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2020-08-05
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020 or

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
As of July 27, 2020 there were 35,908,908 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
June 30, 2020

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

2019 Annual Form 10-K	Company's Annual Report on Form 10-K for the year ended December 31, 2019
ACL	Allowance for Credit Losses
ALL	Allowance for Loan Losses
AOCI	Accumulated other comprehensive income, net
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Heritage Bank
BOLI	Bank owned life insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of 2020
CDI	Core Deposit Intangible
CECL	Current Expected Credit Loss
CECL Adoption
Adoption on January 1, 2020 of FASB ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology

CEO	Chief Executive Officer
CFO	Chief Financial Officer
Company	Heritage Financial Corporation
COVID-19	Coronavirus Disease of 2019 pandemic
CRE	Commercial real estate
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
Federal Reserve Bank	Federal Reserve Bank of San Francisco
FHLB	Federal Home Loan Bank of Des Moines
GAAP	U.S. Generally Accepted Accounting Principles
GDP	U.S. Gross Domestic Product
Heritage	Heritage Financial Corporation
LIBOR	London Interbank Offering Rate
PCI	Purchased Credit Impaired; loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected; accounted for under FASB ASC 310-30
PCD	Purchased Credit Deteriorated; loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected; accounted for under FASB ASC 326
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructured
Unfunded Commitments	Off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments

FORWARD LOOKING STATEMENTS:
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” The COVID-19, pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Continued deterioration in general business and economic conditions, including further increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways. Other factors that could cause or contribute to such differences include, but are not limited to:
•the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our ACL on loans and provision for credit losses on loans that may be effected by deterioration in the housing and commercial real estate markets, which may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our ACL on loans no longer being adequate to cover actual losses, and require us to increase our allowance for credit losses on loans;
•changes in general economic conditions, either nationally or in our market areas;
•changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources;
•risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar;
•fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;
•results of examinations of us by the bank regulators, including the possibility that any such regulatory authority may, among other things, initiate an enforcement action against the Company or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements on us, any of which could affect our ability to continue our growth through mergers, acquisitions or similar transactions and adversely affect our liquidity and earnings;
•legislative or regulatory changes that adversely affect our business
•implementing regulations, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
•our ability to control operating costs and expenses;
•increases in premiums for deposit insurance;
•the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•difficulties in reducing risk associated with the loans on our Condensed Consolidated Statements of Financial Condition;
•staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
•our ability to retain key members of our senior management team;
•costs and effects of litigation, including settlements and judgments;
•our ability to implement our growth strategies;
•our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected;
•increased competitive pressures among financial service companies;
•changes in consumer spending, borrowing and savings habits;
•the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•adverse changes in the securities markets;
•inability of key third-party providers to perform their obligations to us;

•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including from the COVID-19 pandemic, and the other risks detailed from time to time in our filings with the SEC including our 2019 Annual Form 10-K.
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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(In thousands, except shares)

	June 30, 2020	December 31, 2019
ASSETS
Cash on hand and in banks	$100,872	$95,039
Interest earning deposits	314,203	133,529
Cash and cash equivalents	415,075	228,568
Investment securities available for sale, at fair value, net (amortized cost of $846,839 and $939,160, respectively)	879,927	952,312
Loans held for sale	3,783	5,533
Loans receivable	4,666,333	3,767,879
Allowance for credit losses on loans	(71,501)	(36,171)
Loans receivable, net	4,594,832	3,731,708
Other real estate owned	—	841
Premises and equipment, net	86,897	87,888
Federal Home Loan Bank stock, at cost	6,661	6,377
Bank owned life insurance	107,401	103,616
Accrued interest receivable	17,813	14,446
Prepaid expenses and other assets	194,224	164,129
Other intangible assets, net	14,807	16,613
Goodwill	240,939	240,939
Total assets	$6,562,359	$5,552,970
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$5,567,733	$4,582,676
Junior subordinated debentures	20,741	20,595
Securities sold under agreement to repurchase	24,444	20,169
Accrued expenses and other liabilities	155,789	120,219
Total liabilities	5,768,707	4,743,659
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 35,908,908 and 36,618,729 shares issued and outstanding, respectively	569,329	586,459
Retained earnings	198,342	212,474
Accumulated other comprehensive income, net	25,981	10,378
Total stockholders’ equity	793,652	809,311
Total liabilities and stockholders’ equity	$6,562,359	$5,552,970

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share amounts and shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$48,404	$48,107	$94,681	$94,806
Taxable interest on investment securities	4,570	5,933	10,203	11,756
Nontaxable interest on investment securities	977	893	1,733	1,843
Interest on other interest earning assets	43	283	463	618
Total interest income	53,994	55,216	107,080	109,023
INTEREST EXPENSE
Deposits	3,417	4,017	7,633	7,620
Junior subordinated debentures	218	340	503	694
Other borrowings	46	323	80	385
Total interest expense	3,681	4,680	8,216	8,699
Net interest income	50,313	50,536	98,864	100,324
Provision for credit losses	28,563	1,367	36,509	2,287
Net interest income after provision for credit losses	21,750	49,169	62,355	98,037
NONINTEREST INCOME
Service charges and other fees	3,600	4,845	7,976	9,330
Gain on sale of investment securities, net	409	33	1,423	48
Gain on sale of loans, net	1,135	368	1,682	620
Interest rate swap fees	769	161	1,065	161
Other income	2,335	2,157	5,588	4,834
Total noninterest income	8,248	7,564	17,734	14,993
NONINTEREST EXPENSE
Compensation and employee benefits	21,927	21,982	44,433	43,896
Occupancy and equipment	5,529	5,451	11,260	10,909
Data processing	2,323	2,109	4,683	4,282
Marketing	696	1,106	1,562	2,204
Professional services	2,169	1,305	3,546	2,478
State/municipal business and use taxes	905	809	1,662	1,607
Federal deposit insurance premium	238	426	238	711
Other real estate owned, net	(170)	289	(145)	375
Amortization of intangible assets	903	1,026	1,806	2,051
Other expense	2,553	3,044	5,288	5,559
Total noninterest expense	37,073	37,547	74,333	74,072
(Loss) income before income taxes	(7,075)	19,186	5,756	38,958
Income tax (benefit) expense	(936)	3,202	(296)	6,422
Net (loss) income	$(6,139)	$15,984	$6,052	$32,536
Basic (losses) earnings per share	$(0.17)	$0.43	$0.17	$0.88
Diluted (losses) earnings per share	$(0.17)	$0.43	$0.17	$0.88
Dividends declared per share	$0.20	$0.18	$0.40	$0.36
Average number of basic shares outstanding	35,898,716	36,870,159	36,120,403	36,847,969
Average number of diluted shares outstanding	35,898,716	37,014,873	36,275,391	37,011,736
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(6,139)	$15,984	$6,052	$32,536
Change in fair value of investment securities available for sale, net of tax of $2,224, $2,463, $4,643 and $4,608, respectively	8,009	9,219	16,716	17,247
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $(89), $(7), $(310) and $(10), respectively	(320)	(26)	(1,113)	(38)
Other comprehensive income	7,689	9,193	15,603	17,209
Comprehensive income	$1,550	$25,177	$21,655	$49,745

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30, 2020
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at March 31, 2020	35,889	$568,439	$211,707	$18,292	$798,438
Restricted stock units vested, net of forfeitures, of restricted stock awards	19	—	—	—	—
Exercise of stock options	3	51	—	—	51
Stock-based compensation expense	—	877	—	—	877
Common stock repurchased	(2)	(38)	—	—	(38)
Net loss	—	—	(6,139)		(6,139)
Other comprehensive income, net of tax	—	—	—	7,689	7,689
Cash dividend declared on common stock ($0.20 per share)			(7,226)		(7,226)
Balance at June 30, 2020	35,909	$569,329	$198,342	$25,981	$793,652

	Six Months Ended June 30, 2020
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2019	36,619	$586,459	$212,474	$10,378	$809,311
Cumulative effect from change in accounting policy (1)	—	—	(5,615)	—	(5,615)
Restricted stock units vested, net of forfeitures of restricted stock awards	106	—	—	—	—
Exercise of stock options	8	122	—	—	122
Stock-based compensation expense	—	1,846	—	—	1,846
Common stock repurchased	(824)	(19,098)	—	—	(19,098)
Net income	—	—	6,052	—	6,052
Other comprehensive income, net of tax	—	—	—	15,603	15,603
Cash dividend declared on common stock ($0.40 per share)	—	—	(14,569)	—	(14,569)
Balance at June 30, 2020	35,909	$569,329	$198,342	$25,981	$793,652
(1) Effective January 1, 2020, Company adopted ASU 2016-13, Financial Instruments - Credit Losses.

	Three Months Ended June 30, 2019
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at March 31, 2019	36,899	$591,767	$185,863	$561	$778,191
Restricted stock units vested, net of forfeitures of restricted stock awards	13	—	—	—	—
Exercise of stock options	1	20	—	—	20
Stock-based compensation expense	—	795	—	—	795
Common stock repurchased	(30)	(879)	—	—	(879)
Net income	—	—	15,984	—	15,984
Other comprehensive income, net of tax	—	—	—	9,193	9,193
Cash dividends declared on common stock ($0.18 per share)	—	—	(6,679)	—	(6,679)
Balance at June 30, 2019	36,883	$591,703	$195,168	$9,754	$796,625

	Six Months Ended June 30, 2019
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
Balance at December 31, 2018	36,874	$591,806	$176,372	$(7,455)	$760,723
Cumulative effect from change in accounting policy (1)	—	—	(399)	—	(399)
Restricted stock units vested, net of forfeitures of restricted stock awards	62	—	—	—	—
Exercise of stock options	3	42	—	—	42
Stock-based compensation expense	—	1,536	—	—	1,536
Common stock repurchased	(56)	(1,681)	—	—	(1,681)
Net income	—	—	32,536	—	32,536
Other comprehensive income, net of tax	—	—	—	17,209	17,209
Cash dividends declared on common stock ($0.36 per share)	—	—	(13,341)	—	(13,341)
Balance at June 30, 2019	36,883	$591,703	$195,168	$9,754	$796,625
(1) Effective January 1, 2019, the Company adopted ASU 2016-02, Leases.

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$6,052	$32,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment, amortization of securities available for sale, and amortization of discount of junior subordinated debentures	4,547	4,255
Changes in net deferred loan costs, net of amortization	26,020	829
Provision for credit losses	36,509	2,287
Net change in accrued interest receivable, prepaid expenses and other assets, and accrued expenses and other liabilities	(3,096)	(3,645)
Stock-based compensation expense	1,846	1,536
Amortization of intangible assets	1,806	2,051
Origination of mortgage loans held for sale	(48,848)	(20,328)
Proceeds from sale of mortgage loans held for sale	52,280	18,811
Earnings on bank owned life insurance	(1,530)	(1,014)
Valuation adjustment on other real estate owned	—	51
(Gain) loss on sale of other real estate owned, net	(179)	279
Gain on sale of loans, net	(1,682)	(620)
Gain on sale of investment securities, net	(1,423)	(48)
Gain on sale of assets held for sale	(9)	—
Impairment for right of use asset	—	117
Gain on sale of premises and equipment, net	(25)	(10)
Net cash provided by operating activities	72,268	37,087
Cash flows from investing activities:
Loans originated, net of principal payments	(928,792)	(65,972)
Maturities, calls and payments of investment securities available for sale	154,194	105,400
Purchase of investment securities available for sale	(103,079)	(104,324)
Proceeds from sales of investment securities available for sale	40,930	34,479
Purchase of premises and equipment	(1,739)	(6,374)
Proceeds from sales of other loans	—	54
Proceeds from sales of other real estate owned	1,290	429
Proceeds from sales of assets held for sale	394	—
Proceeds from redemption of Federal Home Loan Bank stock	2,560	12,684
Purchases of Federal Home Loan Bank stock	(2,844)	(16,613)
Proceeds from sales of premises and equipment	53	31
Purchase of bank owned life insurance	(3,579)	—
Proceeds from bank owned life insurance death benefit	1,324	—
Capital contributions to low-income housing tax credit partnerships and new market tax credit partnerships, net	(2,335)	(2,242)
Net cash used in investing activities	(841,623)	(42,448)

	Six Months Ended June 30,
	2020	2019
Cash flows from financing activities:
Net increase (decrease) in deposits	985,057	(84,694)
Federal Home Loan Bank advances	19,000	402,800
Repayment of Federal Home Loan Bank advances	(19,000)	(312,100)
Common stock cash dividends paid	(14,494)	(13,280)
Net increase (decrease) in securities sold under agreement to repurchase	4,275	(8,346)
Proceeds from exercise of stock options	122	42
Repurchase of common stock	(19,098)	(1,681)
Net cash provided by (used in) financing activities	955,862	(17,259)
Net increase (decrease) in cash and cash equivalents	186,507	(22,620)
Cash and cash equivalents at beginning of period	228,568	161,910
Cash and cash equivalents at end of period	$415,075	$139,290

Supplemental disclosures of cash flow information:
Cash paid for interest	$8,144	$8,535
Cash paid for income taxes, net of refunds	118	5,545

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$270	$—
Transfers of properties held for sale recorded in premises and equipment, net to prepaid expenses and other assets	—	763
Investment in low income housing tax credit partnership and related funding commitment	10,237	—
Cumulative effect from change in accounting policy (1)	7,175	29,754
Transfer of bank owned life insurance to prepaid expenses and other assets	—	209
Impact of new or modified leases	591	335
(1) Effective January 1, 2020, Company adopted ASU 2016-13, Financial Instruments - Credit Losses. Effective January 1, 2019, the Company adopted ASU 2016-02, Leases.

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1)Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank. The Bank is headquartered in Olympia, Washington and conducts business from its 62 branch offices as of June 30, 2020 located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas. The Bank's deposits are insured by the FDIC.

(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2019 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
To prepare unaudited Condensed Consolidated Financial Statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Material estimates that are particularly susceptible to significant change relate to management's estimate of ACL on loans, management's evaluation of goodwill impairment and the fair value of financial instruments. It is reasonably possible that management's estimate of ACL on loans of $71.5 million at June 30, 2020, management's conclusion that the fair value of the reporting unit more likely than not exceeds its carrying value at June 30, 2020 as disclosed in Note (6) Goodwill and Other Intangible Assets and the estimates of fair value of financial instruments as disclosed in Note (13) Fair Value Measurements could materially change.
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

(c) Significant Accounting Policies
The significant accounting policies used in preparation of the Company's Condensed Consolidated Financial Statements are disclosed in the 2019 Annual Form 10-K. Other than the adoption of the new accounting standard discussed below, there have not been any material changes in the Company's significant accounting policies from those contained in the 2019 Annual Form 10-K.

(d) Adoption of FASB ASU 2016-13
On January 1, 2020, the Company adopted FASB ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, the adoption of CECL made changes to the accounting for credit losses on investment securities available for sale.
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
The accounting policies for all financial instruments impacted by CECL Adoption are as follows:
Investment Securities
A debt security is placed on nonaccrual status at the time any principal or payments become more than 90 days delinquent. Interest accrued, but not received for a security placed on nonaccrual, is reversed against interest income during the period that the debt security is placed on nonaccrual status.
Allowance for Credit Losses on Investment Securities Available for Sale
Management evaluates the need for an ACL on investment securities available for sale on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For investment securities available for sale in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before the recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For investment securities available for sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL on investment securities available for sale is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any decline in fair value that has not been recorded through an ACL on investment securities available for sale is recognized in other comprehensive income.
Changes in the ACL on investment securities available for sale are recorded as provision (reversal of provision) for credit losses expense. Losses are charged against the ACL when management believes the uncollectability of an investment security available for sale is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Accrued interest receivable on investment securities available for sale is excluded from the estimate of credit losses as interest accrued, but not received, is reversed timely in accordance with the policy for investment securities stated above.
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
Loans purchased after January 1, 2020 are recorded at their fair value at acquisition date net of an ACL on loans expected to be incurred over the life of the loan. The initial ACL on purchased loans is determined using the same methodology as originated loans. For non-PCD loans, the initial ACL is recorded to provision for credit losses expense. For PCD loans, the initial ACL is incorporated into the calculation of the fair value of net assets acquired on the merger date and the net of the PCD loan purchase price and the initial ACL becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of PCD loans is the noncredit discount or premium for PCD loans. The noncredit discount or premium for PCD loans and both the noncredit and credit discount or premium for non-PCD loans are accreted through the interest and fees on loans line item on the Condensed Consolidated Statements of Operations over the life of the loan using the effective interest method for non-revolving credits or the straight-line method, which approximates the effective interest method, for revolving credits. Any unrecognized discount or premium for a purchased loan that is subsequently repaid in full is recognized immediately into income. Subsequent changes to the ACL on loans for purchased loans are recorded through provision for credit losses expense.
Troubled Debt Restructures:
The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, and outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined by the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.
Allowance for Credit Losses on Loans
The ACL on loans is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Loans are charged against the ACL when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged off. Subsequent recoveries, if any, are credited to the ACL. The Bank records the changes in the ACL through earnings, as a provision for credit losses on the Condensed Consolidated Statements of Operations.
Accrued interest receivable on loans receivable is excluded from the estimate of credit losses. Instead, interest accrued, but not received, is reversed timely in accordance with the policy for loans receivable.
Management has adopted a historic loss, open pool CECL methodology to calculate the ACL on loans. The same methodology is applied to all loans consistent with the guidance of the accounting standard which does not require undue complexity. Under this methodology, the Company has identified segments of loans with similar risk characteristics that align with their identified loan classes. Nonaccrual loans are not considered similar to other loans; therefore, they are evaluated for allowance on an individual basis. The allowance for individually evaluated loans is calculated using either the collateral value method, which considers the likely source of repayment as the value of the collateral, less estimated costs to sell, or the net present value method, which considers the contractual principal and interest terms and estimated cash flows available from the borrower to satisfy the debt.
A performing TDR loan is evaluated for allowance on a collective basis with loans with similar risk characteristics if a) it is classified as a risk rating of "Pass", b) it has paid a minimum of six months of principal and interest in accordance with the restructured terms, and c) it has not been over 30 days delinquent in the most recent six month period. If all three criteria on a performing TDR loan are not met, the loan is evaluated for allowance on an individual basis as it is not deemed to have similar characteristics of other loans in the portfolio. Nonaccrual TDR loans, including defaulted TDR loans, and TDR loans that do not meet the similar characteristics criteria, are evaluated for allowance on an individual basis as described above except that the original interest rate is used to discount the expected cash flows, not the rate specified in the restructuring.
For each loan segment collectively measured, the baseline loss rates are calculated using the Bank's average quarterly historical loss information for an economic cycle. The Bank evaluates the historical period on a quarterly basis, with the assumption that economic cycles have historically lasted between 10 and 15 years. The baseline loss rates are applied to each loan's estimated cash flows over the life of the loan under the remaining life method to determine the baseline loss estimate for each loan. Estimated cash flows consider the principal and interest in accordance with the contractual term of the loan and estimated prepayments. Contractual cash flows are based on the amortized cost, as adjusted for balances guaranteed by governmental entities, such as SBA or USDA, or the unguaranteed amortized cost. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: 1) management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or 2) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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
The macroeconomic sensitive model is developed for each segment given the current and forecasted conditions, and a macroeconomic multiplier is calculated for each forecast period considering the forecasted losses as compared to the long-term average actual losses of the dataset. The impact of those macroeconomic factors to each segment, both positive or negative, using the reasonable and supportable period, are added to the calculated baseline loss rate. After the reasonable and supportable period, forecasted loss rates revert to historical baseline loss levels over the predetermined reversion period on a straight-lined basis.
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
The ACL on loans evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize losses on loans, future additions to the allowance may be necessary based on further declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s ACL on loans. Such agencies may require the Bank to make adjustments to the allowance based on their judgments about information available to them at the time of their examinations. The Company believes the ACL on loans is appropriate given all of the above considerations.
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
The allowance methodology for unfunded commitments is similar to the ACL on loans, but additionally includes an estimate of the future utilization of the commitment as determined by historical commitment utilizations and the Bank's estimates of future utilizations given current economic forecasts. The credit risks associated with the unfunded commitments are consistent with the risks outlined for each loan class under the ACL for loans.
The ACL for unfunded commitments is recognized in accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition and is adjusted as a provision (reversal of provision) for credit losses on the Condensed Consolidated Statements of Operations.
Provision for Credit Losses
The provision for credit losses as presented in the Company's Condensed Consolidated Statements of Operations includes the provision for credit losses on loans and the provision for credit losses on unfunded commitments.

(e) Recently Issued Accounting Pronouncements
FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, and 2020-02, was originally issued in June 2016. This ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for fiscal years after December 15, 2018. The Company adopted ASU 2016-13 on January 1, 2020 as discussed in the Significant Accounting Policies section above. The adoption had the following impacts:
Investment Securities
As of December 31, 2019, the Company had no historical charge-off or recovery history and did not have any investment securities available for sale outstanding at the adoption date for which an other-than-temporary impairment was previously recorded. At the adoption date of ASU 2016-13, the unrealized losses present in the portfolio of investment securities available for sale were primarily due to decreases in market interest rates on floating rate investment securities since the purchase of the securities and the fair value of these securities was expected to recover as the securities approach their maturity dates. The basis of management’s conclusion was that at December 31, 2019, 83.5% of the investment securities were issued by or guaranteed by the United States government or its agencies, 14.0% were issued and guaranteed by State and local governments and the remainder of the portfolio was invested in at least investment-grade securities. As a result of the analysis, no ACL on investment securities available for sale was recorded upon adoption. See Note (2) Investment Securities for more information.
Loan Receivable
ASU 2016-13 was applied prospectively and replaced the allowance for loan losses with the ACL on loans on the Condensed Consolidated Statements of Financial Condition and replaced the related provision for loan losses with the provision for credit losses as presented on the Condensed Consolidated Statements of Operations, net of provision for credit losses on loans and unfunded commitments.
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
See Note (3) Loans Receivable and Note (4) Allowance for Credit Losses on Loans for more information.
Unfunded Commitments
ASU 2016-13 was applied prospectively and replaced the reserve for unfunded commitments with the ACL on unfunded commitments as included in accrued liabilities and other expenses on the Condensed Consolidated Statements of Financial Condition and replaced the provision for unfunded commitments with the provision for credit losses as presented on the Condensed Consolidated Statements of Operations, net of provision for credit losses on unfunded commitment and loans. Upon adoption, the Bank recorded a pretax increase in the beginning ACL on unfunded commitments of $3.7 million. See Note (15) Commitments and Contingencies for more information.
Overall CECL Impact
The adoption of ASU 2016-13, including the above mentioned increase to the ACL on loans of $3.4 million and the increase to the ACL on unfunded commitments of $3.7 million, resulted in a pretax cumulative-effect adjustment of $7.1 million. The impact of this adjustment to beginning retained earnings on January 1, 2020 was $5.6 million, net of tax.
FASB ASU 2017-04, Goodwill (Topic 350), was issued in January 2017 and eliminates Step 2 from the goodwill impairment test. The ASU is effective for annual periods or any interim goodwill impairment tests beginning after December 15, 2019 using a prospective transition method and early adoption is permitted. The Company adopted the guidance on January 1, 2020. The adoption did not have a material impact on its Condensed Consolidated Financial Statements as of or for the six months ended June 30, 2020 as the Company's quantitative assessment indicated no goodwill impairment.
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
FASB ASU 2020-03, Codification Improvements to Financial Instruments was issued in March 2020 and revised a wide variety of topics in the Codification with the intent to make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications. The ASU was effective immediately upon its release and did not have a material impact on the Company's Condensed Consolidated Financial Statements as of or for the six months ended June 30, 2020.
FASB ASU 2020-04, Reference Rate Reform (Topic 848) was issued in March 2020 and provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting and is effective March 12, 2020 through December 31, 2022. An entity may elect to apply the ASU for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company anticipates this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. The Company is evaluating the impacts of this ASU and have not yet determined whether LIBOR transition and this ASU will have material effects on its business operations and Condensed Consolidated Financial Statements.

(2)Investment Securities
(a) Securities by Type and Maturity
The following tables present the amortized cost and fair value of investment securities available for sale at the dates indicated and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$50,791	$1,396	$(136)	$52,051
Municipal securities	183,296	10,972	(337)	193,931
Mortgage-backed securities and collateralized mortgage obligations:
Residential	260,944	8,286	(246)	268,984
Commercial	305,041	13,602	(302)	318,341
Corporate obligations	23,922	335	(8)	24,249
Other asset-backed securities (1)	22,845	94	(568)	22,371
Total	$846,839	$34,685	$(1,597)	$879,927
(1) Issued and guaranteed by U.S. Government-sponsored agencies.

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$104,709	$598	$(84)	$105,223
Municipal securities	128,183	4,933	(102)	133,014
Mortgage-backed securities and collateralized mortgage obligations:
Residential	336,929	3,184	(505)	339,608
Commercial	322,169	5,575	(649)	327,095
Corporate obligations	23,893	316	(15)	24,194
Other asset-backed securities (1)	23,277	54	(153)	23,178
Total	$939,160	$14,660	$(1,508)	$952,312
(1) Issued and guaranteed by U.S. Government-sponsored agencies.
There were no securities classified as trading or held to maturity at June 30, 2020 or December 31, 2019.
For the three and six months ended June 30, 2020, there was no provision for credit loss on investment securities available for sale recorded in the Condensed Consolidated Statements of Operations. There was no ACL on investment securities at June 30, 2020.

The amortized cost and fair value of investment securities available for sale at June 30, 2020, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$47,246	$47,813
Due after one year through five years	146,626	151,911
Due after five years through ten years	217,935	228,844
Due after ten years	435,032	451,359
Total	$846,839	$879,927

There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2020 and December 31, 2019.
(b) Unrealized Losses and Other-Than-Temporary Impairments
The following tables show the gross unrealized losses and fair value of the Company's investment securities available for sale, for which an ACL has not been recorded, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$5,865	$(136)	$—	$—	$5,865	$(136)
Municipal securities	10,386	(337)	—	—	10,386	(337)
Mortgage-backed securities and collateralized mortgage obligations:
Residential	2,243	(1)	27,278	(245)	29,521	(246)
Commercial	5,792	(16)	21,538	(286)	27,330	(302)
Corporate obligations	—	—	1,992	(8)	1,992	(8)
Other asset-backed securities (1)	16,917	(538)	1,476	(30)	18,393	(568)
Total	$41,203	$(1,028)	$52,284	$(569)	$93,487	$(1,597)
(1) Issued and guaranteed by U.S. Government-sponsored agencies.

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$45,999	$(84)	$—	$—	$45,999	$(84)
Municipal securities	13,761	(102)	—	—	13,761	(102)
Mortgage-backed securities and collateralized mortgage obligations:
Residential	14,272	(66)	60,232	(439)	74,504	(505)
Commercial	56,263	(177)	43,623	(472)	99,886	(649)
Corporate obligations	998	(2)	1,987	(13)	2,985	(15)
Other asset-backed securities (1)	14,383	(127)	1,609	(26)	15,992	(153)
Total	$145,676	$(558)	$107,451	$(950)	$253,127	$(1,508)
(1) Issued and guaranteed by U.S. Government-sponsored agencies.
The Company has evaluated these investment securities available for sale as of June 30, 2020 and December 31, 2019 and determined that no ACL is necessary. Unrealized losses on investment securities have not been recognized into income because the issuers of bonds are investment grade (rated A- or higher), the securities carry governmental guarantees, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds and the fair value is expected to recover as the bonds approach maturity.

(c) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of securities available for sale for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Gross realized gains	$414	$187	$1,442	$276
Gross realized losses	(5)	(154)	(19)	(228)
Net realized gains	$409	$33	$1,423	$48

(d) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state public deposits	$188,233	$196,117	$187,700	$190,773
Securities sold under agreement to repurchase	29,323	29,765	22,156	22,294
Other securities pledged	33,583	34,697	19,333	19,850
Total	$251,139	$260,579	$229,189	$232,917

(e) Accrued Interest Receivable
Accrued interest receivable excluded from amortized cost on investment securities available for sale totaled $3.9 million and $3.7 million at June 30, 2020 and December 31, 2019, respectively. No amounts of accrued interest receivable were reversed against interest income on investment securities during the three and six months ended June 30, 2020 and 2019.

(3)Loans Receivable
(a) Loan Origination/Risk Management
The Company originates loans in the ordinary course of business and has also acquired loans through mergers and acquisitions. Accrued interest receivable was excluded from disclosures presenting the Company's amortized cost of loans receivable as it was deemed insignificant. Accrued interest receivable on loans totaled $13.9 million and $10.7 million at June 30, 2020 and December 31, 2019, respectively.
The Company categorizes loans in one of the four segments of the total loan portfolio: commercial business, one-to-four family residential, real estate construction and land development and consumer. Within these segments are classes of loans for which management monitors and assesses credit risk in the loan portfolios. A detailed description of the portfolio segments and classes is contained in the 2019 Annual Form 10-K, except for SBA PPP loans. The Bank began originating SBA PPP loans during the three months ended June 30, 2020 following the passage of the CARES Act. SBA PPP loans are fully guaranteed by the SBA, intended for businesses impacted by COVID-19 and designed to provide near term relief to help small businesses sustain operations. The loans are either two-year or five-year maturities that earn interest at 1%. The Bank also earned a fee based on the size of the loan, which is recognized over the duration of the loan. The balance of unamortized net deferred fees on SBA PPP loans was $25.3 million at June 30, 2020. The Bank expects that the great majority of SBA PPP borrowers will seek full or partial forgiveness of their loan obligations in accordance with the CARES Act.
The Company adopted ASU 2016-13 effective January 1, 2020, which increased the beginning ACL on loans as discussed in Note (4) Allowance for Credit Losses on Loans.

The amortized cost of loans receivable, net of ACL at June 30, 2020 and December 31, 2019 consisted of the following portfolio segments and classes:

	June 30, 2020	December 31, 2019
	(In thousands)
Commercial business:
Commercial and industrial	$793,217	$852,220
SBA PPP	856,490	—
Owner-occupied commercial real estate	838,303	805,234
Non-owner occupied commercial real estate	1,351,775	1,288,779
Total commercial business	3,839,785	2,946,233
One-to-four family residential	132,546	131,660
Real estate construction and land development:
One-to-four family residential	108,821	104,296
Five or more family residential and commercial properties	197,163	170,350
Total real estate construction and land development	305,984	274,646
Consumer	388,018	415,340
Loans receivable	4,666,333	3,767,879
Allowance for credit losses on loans	(71,501)	(36,171)
Loans receivable, net	$4,594,832	$3,731,708

(b) Concentrations of Credit
As of June 30, 2020, and December 31, 2019, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.

(c) Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of the loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans and (v) the general economic conditions of the United States of America and specifically the states of Washington and Oregon. The Company utilizes a risk grading matrix to assign a risk grade to each loan on a numerical scale of 1 to 10. Risk grades are aggregated to create the risk categories of "Pass" for grades 1 to 6, "Special Mention" ("SM") for grade 7, "Substandard" ("SS") for grade 8, "Doubtful" for grade 9 and "Loss" for grade 10. Descriptions of the general characteristics of the risk grades, including qualitative information on how the risk grades relate to the risk of loss, are contained in the 2019 Annual Form 10-K. There were no loans with a risk grade of doubtful or loss at June 30, 2020.
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

The following table presents the amortized cost of loans receivable by risk grade as of June 30, 2020:

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial
Pass	$60,290	$152,475	$86,904	$59,048	$49,096	$123,041	$176,396	$3,654	$710,904
SM	2,071	3,232	3,128	1,268	1,876	1,872	14,830	42	28,319
SS	1,859	11,198	4,555	8,278	2,286	12,732	9,227	3,859	53,994
Total	64,220	166,905	94,587	68,594	53,258	137,645	200,453	7,555	793,217
SBA PPP
Pass	856,490	—	—	—	—	—	—	—	856,490
Owner-occupied CRE
Pass	46,237	157,457	105,974	89,912	84,671	306,133	—	1,051	791,435
SM	—	—	—	9,836	1,461	12,691	—	—	23,988
SS	—	—	117	4,686	3,380	14,697	—	—	22,880
Total	46,237	157,457	106,091	104,434	89,512	333,521	—	1,051	838,303
Non-owner-occupied CRE
Pass	93,518	163,318	151,550	193,928	284,553	449,656	—	—	1,336,523
SM	—	—	—	—	6,214	1,939	—	—	8,153
SS	—	—	65	—	—	7,034	—	—	7,099
Total	93,518	163,318	151,615	193,928	290,767	458,629	—	—	1,351,775
Total commercial business
Pass	1,056,535	473,250	344,428	342,888	418,320	878,830	176,396	4,705	3,695,352
SM	2,071	3,232	3,128	11,104	9,551	16,502	14,830	42	60,460
SS	1,859	11,198	4,737	12,964	5,666	34,463	9,227	3,859	83,973
Total	1,060,465	487,680	352,293	366,956	433,537	929,795	200,453	8,606	3,839,785
One-to-four family residential
Pass	19,960	42,790	19,958	15,334	9,304	24,507	—	—	131,853
SS	—	—	—	61	124	508	—	—	693
Total	19,960	42,790	19,958	15,395	9,428	25,015	—	—	132,546
Real estate construction and land development:
One-to-four family residential
Pass	17,955	75,844	8,366	2,229	971	1,705	—	—	107,070
SS	—	—	—	1,751	—	—	—	—	1,751
Total	17,955	75,844	8,366	3,980	971	1,705	—	—	108,821
Five or more family residential and commercial properties
Pass	16,898	107,857	61,589	6,993	797	2,536	—	—	196,670
SM	—	—	—	—	—	38	—	—	38
SS	—	—	—	—	—	455	—	—	455
Total	16,898	107,857	61,589	6,993	797	3,029	—	—	197,163
Total real estate and land development
Pass	34,853	183,701	69,955	9,222	1,768	4,241	—	—	303,740
SM	—	—	—	—	—	38	—	—	38
SS	—	—	—	1,751	—	455	—	—	2,206
Total	34,853	183,701	69,955	10,973	1,768	4,734	—	—	305,984

	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans (1)	Loans Receivable
	(In thousands)
Consumer
Pass	36,752	95,262	67,245	40,617	19,622	30,448	94,162	230	384,338
SS	20	257	486	492	471	1,520	430	4	3,680
Total	36,772	95,519	67,731	41,109	20,093	31,968	94,592	234	388,018
Loans receivable
Pass	1,148,100	795,003	501,586	408,061	449,014	938,026	270,558	4,935	4,515,283
SM	2,071	3,232	3,128	11,104	9,551	16,540	14,830	42	60,498
SS	1,879	11,455	5,223	15,268	6,261	36,946	9,657	3,863	90,552
Total	$1,152,050	$809,690	$509,937	$434,433	$464,826	$991,512	$295,045	$8,840	$4,666,333
(1) Represents loans receivable balance at June 30, 2020 which was converted from a revolving loan to an amortizing loan during the six months ended June 30, 2020.
The following table presents the amortized cost of loans receivable by credit quality indicator as of December 31, 2019 in accordance with disclosure requirements prior to CECL Adoption:

	December 31, 2019
	Pass	Special Mention	Substandard	Doubtful/Loss	Total
	(In thousands)
Commercial business:
Commercial and industrial	$771,559	$16,340	$64,321	$—	$852,220
Owner-occupied CRE	765,411	24,659	15,164	—	805,234
Non-owner occupied CRE	1,274,513	5,662	8,604	—	1,288,779
Total commercial business	2,811,483	46,661	88,089	—	2,946,233
One-to-four family residential	130,818	—	842	—	131,660
Real estate construction and land development:
One-to-four family residential	101,973	1,516	807	—	104,296
Five or more family residential and commercial properties	169,668	682	—	—	170,350
Total real estate construction and land development	271,641	2,198	807	—	274,646
Consumer	411,141	—	3,675	524	415,340
Loans receivable	$3,625,083	$48,859	$93,413	$524	$3,767,879
Potential problem loans are loans defined as risk rating of Special Mention or worse that are not classified as a TDR or nonaccrual loan and are not individually evaluated for credit loss, but which management is closely monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans as of June 30, 2020 and December 31, 2019 were $100.6 million and $87.8 million, respectively.

(d) Nonaccrual Loans
The following table presents the amortized cost of nonaccrual loans for the dates indicated:

	June 30, 2020			December 31, 2019
	Nonaccrual with No ACL	Nonaccrual with ACL	Total Nonaccrual (1)	Nonaccrual (2)
	(In thousands)
Commercial business:
Commercial and industrial	$23,359	$2,458	$25,817	$33,544
Owner-occupied CRE	3,042	724	3,766	4,714
Non-owner occupied CRE	3,799	—	3,799	6,062
Total commercial business	30,200	3,182	33,382	44,320
One-to-four family residential	16	144	160	19
Consumer	—	86	86	186
Total	$30,216	$3,412	$33,628	$44,525
(1) Includes $429,000 of PCI loans which were converted to PCD loans and classified as nonaccrual on January 1, 2020 as part of CECL Adoption.
(2) Presentation of December 31, 2019 balances is in accordance with disclosure requirements prior to CECL Adoption.
The following table presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full of previously classified nonaccrual loans during the following period:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(In thousands)
Commercial business:
Commercial and industrial	$—	$89	$(35)	$11
Owner-occupied CRE	—	14	(1)	39
Non-owner occupied CRE	—	22	—	—
Total commercial business	—	125	(36)	50
Real estate construction and land development:
One-to-four family residential	—	—	—	23
Consumer	—	37	—	—
Total	$—	$162	$(36)	$73

	Six Months Ended June 30, 2020		Six months ended June 30, 2019
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(in thousands)
Commercial business:
Commercial and industrial	$(16)	$308	$(56)	$60
Owner-occupied CRE	—	60	—	46
Non-owner occupied CRE	—	67	(34)	—
Total commercial business	(16)	435	(90)	106
Real estate construction and land development:
One-to-four family residential	—	—	(3)	23
Consumer	—	47	—	6
Total	$(16)	$482	$(93)	$135

For the three and six months ended June 30, 2020 and 2019, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the table above.

(e) Past due loans
The Company performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The amortized cost of past due loans as of June 30, 2020 were as follows:

	June 30, 2020
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loan Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$4,273	$5,300	$9,573	$783,644	$793,217
SBA PPP	—	—	—	856,490	856,490
Owner-occupied CRE	46	441	487	837,816	838,303
Non-owner occupied CRE	—	111	111	1,351,664	1,351,775
Total commercial business	4,319	5,852	10,171	3,829,614	3,839,785
One-to-four family residential	140	—	140	132,406	132,546
Real estate construction and land development:
One-to-four family residential	—	—	—	108,821	108,821
Five or more family residential and commercial properties	—	—	—	197,163	197,163
Total real estate construction and land development	—	—	—	305,984	305,984
Consumer	687	4	691	387,327	388,018
Total	$5,146	$5,856	$11,002	$4,655,331	$4,666,333

The following table presents the amortized cost of past due loans as of December 31, 2019 in accordance with disclosure requirements prior to CECL Adoption:

	December 31, 2019
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	PCI Loans	Loan Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$10,479	$6,772	$17,251	$832,601	$849,852	$2,368	$852,220
Owner-occupied CRE	607	806	1,413	798,907	800,320	4,914	805,234
Non-owner occupied CRE	554	1,843	2,397	1,280,891	1,283,288	5,491	1,288,779
Total commercial business	11,640	9,421	21,061	2,912,399	2,933,460	12,773	2,946,233
One-to-four family residential	797	—	797	127,288	128,085	3,575	131,660
Real estate construction and land development:
One-to-four family residential	1,516	—	1,516	102,780	104,296	—	104,296
Five or more family residential and commercial properties	—	—	—	170,350	170,350	—	170,350
Total real estate construction and land development	1,516	—	1,516	273,130	274,646	—	274,646
Consumer	2,071	—	2,071	411,507	413,578	1,762	415,340
Total	$16,024	$9,421	$25,445	$3,724,324	$3,749,769	$18,110	$3,767,879
There were no loans 90 days or more past due that were still accruing interest as of June 30, 2020 or December 31, 2019.

(f) Collateral-dependent Loans
The types of collateral securing individually evaluated loans for ACL on loans, and for which the repayment was expected to be provided substantially through the operation or sale of the collateral as of June 30, 2020, were as follows:

	Loans receivable(1) at June 30, 2020
	CRE	Farmland	Single Family Residence	Equipment or Accounts Receivable	Total
	(In thousands)
Commercial business:
Commercial and industrial	$2,013	$19,617	$1,394	$1,788	$24,812
Owner-occupied CRE	3,042	—	—	—	3,042
Non-owner occupied CRE	5,215	—	—	—	5,215
Total commercial business	10,270	19,617	1,394	1,788	33,069
One-to-four family residential	—	—	16	—	16
Real estate construction and land development:
One-to-four family residential	—	—	1,751	—	1,751
Total	$10,270	$19,617	$3,161	$1,788	$34,836
(1) Balances represent the amortized cost of loans receivable at date indicated. If multiple collateral secured the loan, the entire loan receivable balance is presented in the primary collateral category, which generally represents the majority of the collateral balance.

There have been no significant changes to the collateral that secures these financial assets during the six months ended June 30, 2020, except changes due to payoffs and additions of loans being individually evaluated for ACL on loans.
Under the incurred loss methodology, including the ASC 310-30 methodology for PCI loans, comparative disclosures of collateral-dependent loans as of December 31, 2019 and for the three and six months ended June 30, 2019 are similar to the disclosures for impaired loans. Impaired loans include nonaccrual loans, performing TDR loans, and other loans with a specific valuation allowance, excluding PCI loans. The amortized cost of impaired loans as of December 31, 2019 are set forth in the following table:

	December 31, 2019
	Amortized Cost With No Specific Valuation Allowance	Amortized Cost With Specific Valuation Allowance	Total Amortized Cost	Unpaid Contractual Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$30,179	$13,629	$43,808	$45,585	$1,372
Owner-occupied CRE	3,921	2,415	6,336	6,764	426
Non-owner occupied CRE	5,309	1,015	6,324	6,458	146
Total commercial business	39,409	17,059	56,468	58,807	1,944
One-to-four family residential	—	215	215	223	56
Real estate construction and land development:
One-to-four family residential	237	—	237	237	—
Consumer	—	561	561	570	143
Total	$39,646	$17,835	$57,481	$59,837	$2,143
The average amortized cost of impaired loans for the three and six months ended June 30, 2019 are set forth in the following table:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)
Commercial business:
Commercial and industrial	$25,215	$24,422
Owner-occupied CRE	6,178	6,058
Non-owner occupied CRE	8,221	7,506
Total commercial business	39,614	37,986
One-to-four family residential	248	259
Real estate construction and land development:
One-to-four family residential	858	872
Consumer	613	584
Total	$41,333	$39,701

(g) Troubled Debt Restructured Loans
The amortized cost and related ACL on loans of performing and nonaccrual TDR loans as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019
	Performing TDR loans	Nonaccrual TDR loans	Performing TDR loans	Nonaccrual TDR loans
	(In thousands)
TDR loans	$20,687	$20,907	$14,469	$26,338
ACL on TDR loans	1,624	371	1,259	218

The unfunded commitment to borrowers related to TDR loans was $2.6 million and $736,000 at June 30, 2020 and December 31, 2019, respectively.
Loans that were modified as TDR loans during the three and six months ended June 30, 2020 and 2019 are set forth in the following tables:

	Three months ended June 30,
	2020		2019
	Number of Contracts	Amortized Cost (1)	Number of Contracts	Amortized Cost (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	31	$11,849	14	$8,626
Owner-occupied CRE	4	1,657	1	710
Non-owner occupied CRE	2	398	2	3,554
Total commercial business	37	13,904	17	12,890
Real estate construction and land development:
One-to-four family residential	4	1,751	—	—
Consumer	9	82	3	53
Total	50	$15,737	20	$12,943

	Six Months Ended June 30,
	2020		2019
	Number of Contracts (2)	Amortized Cost (1) (2)	Number of Contracts (2)	Amortized Cost (1) (2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	36	$13,893	20	$18,061
Owner-occupied CRE	6	3,067	3	1,628
Non-owner occupied CRE	3	2,143	3	5,642
Total commercial business	45	19,103	26	25,331
Real estate construction and land development:
One-to-four family residential	4	1,751	1	560
Consumer	14	173	8	166
Total TDR loans	63	$21,027	35	$26,057
(1) Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modifications, the Bank’s amortized cost in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).
(2) Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the six months ended June 30, 2020 and 2019.

The tables above include 34 and 37 loans, respectively, for the three and six months ended June 30, 2020 and 12 and 20, respectively, for the three and six months ended June 30, 2019 that were previously reported as TDR loans. The Bank typically grants shorter extension periods to continually monitor these TDR loans despite the fact that the extended date might not be the date the Bank expects sufficient cash flow from these borrowers. The Bank does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted. Of the remaining first-reported TDR loans, the concessions granted largely consisted of maturity extensions, interest rate modifications or a combination of both. The potential losses related to TDR loans are considered in the period the loan was first reported as a TDR loan and are adjusted, as necessary, in the current period based on more recent information. The related ACL at June 30, 2020 for loans that were modified as TDR loans during the six months ended June 30, 2020 was $1.6 million.

Loans that were modified during the previous twelve months that subsequently defaulted during the three and six months ended June 30, 2020 and 2019 are set forth in the following tables:

	Three months ended June 30,
	2020		2019
	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
	(Dollars in thousands)
Commercial business:
Commercial and industrial	2	$302	6	$1,278
Owner-occupied CRE	1	445	1	399
Non-owner occupied CRE	1	280	—	—
Total commercial business	4	$1,027	7	$1,677
Real estate construction and land development:
One-to-four family residential	—	—	1	560
Total	4	$1,027	8	$2,237

	Six Months Ended June 30,
	2020		2019
	Number of Contracts (1)	Amortized Cost (1)	Number of Contracts (1)	Amortized Cost (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	4	$2,155	6	$1,278
Owner-occupied CRE	1	445	2	1,109
Non-owner occupied CRE	2	398	1	586
Total commercial business	7	2,998	9	2,973
Real estate construction and land development:
One-to-four family residential	—	—	1	560
Total	7	$2,998	10	$3,533
(1) Number of contracts and outstanding principal balance represent loans which have balances as of period end as certain loans may have been paid-down or charged-off during the six months ended June 30, 2020 and 2019.
During the three and six months ended June 30, 2020 and 2019 all of the loans in the tables above defaulted because each was past its modified maturity date and the borrower has not subsequently repaid the credits. The Bank has chosen not to extend further the maturity date on these loans. The Bank had an ACL of $494,000 at June 30, 2020 related to these TDR loans which defaulted during the six months ended June 30, 2020. The Bank had a specific valuation allowance of $304,000 at June 30, 2019 related to these TDR loans which defaulted during the six months ended June 30, 2019.
For the three and six months ended June 30, 2020, the Bank recorded $274,000 and $882,000, respectively, of interest income related to performing TDR loans. For the three and six months ended June 30, 2019, the Bank recorded $397,000 and $698,000, respectively, of interest income related to performing TDR loans.

(h) Purchased Credit Impaired Loans
Upon CECL Adoption, the Company transitioned PCI loans to PCD loans. The following table reflects the outstanding principal balance and recorded investment of PCI loans at December 31, 2019:

	December 31, 2019
	Outstanding Principal	Recorded Investment
	(In thousands)
Commercial business:
Commercial and industrial	$4,439	$2,368
Owner-occupied CRE	4,925	4,914
Non-owner occupied CRE	7,028	5,491
Total commercial business	16,392	12,773
One-to-four family residential	3,095	3,575
Consumer	1,463	1,762
Gross PCI loans	$20,950	$18,110

On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan was the “accretable yield.” The accretable yield was then measured at each financial reporting date and represented the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)
Balance at the beginning of the period	$8,460	$9,493
Accretion	(513)	(1,094)
Disposal and other	(198)	(650)
Reclassification from nonaccretable difference	823	823
Balance at the end of the period	$8,572	$8,572

(4)Allowance for Credit Losses on Loans
Effective January 1, 2020, the Bank adopted ASU 2016-13. The adoption replaced the allowance for loan losses with the ACL on loans and replaced the related provision for loan losses with the provision for credit losses on loans.
The baseline loss rates used to calculate the ACL on loans at January 1, 2020 utilized the bank's average quarterly historical loss information from December 31, 2007 through December 31, 2019. The baseline loss rate period for the ACL at June 30, 2020 used historical losses beginning December 31, 2012 through the balance sheet date. The Bank updated the historical loss period as it believes the economic cycle has ended, as evidenced by certain economic forecasts signaling that a recession has started given the prolonged, profound, and pervasive contraction in economic activities, otherwise known as the Global Coronavirus Recession. The Bank believes the historic loss rates are viable inputs to the current expected credit loss methodology as the Bank's lending practice and business has remained relatively stable throughout the periods. While the Bank's assets have grown, the credit culture has stayed consistent.
Prepayments included in the methodology at January 1, 2020 and June 30, 2020 were based on the 48-month rolling historical averages for each segment, which management believes is an accurate representation of future prepayment activity. Management's allowance estimates at January 1, 2020 and June 30, 2020 used a four quarter reasonable and supportable period, as forecasts beyond this time period tend to diverge in economic assumptions and may be less comparable to actual future events. As the length of the reasonable and supportable period increases, the degree of judgment involved in estimating the allowance will likely increase. The Bank used a two quarter reversion period in calculating its allowance as of January 1, 2020 and June 30, 2020 as it believes the historical loss information is relevant to the expected credit losses and recognizes the declining precision and increasing uncertainty of estimating credit losses in those periods beyond which it can make reasonable and supportable forecasts. Risk characteristics by segment considered in the CECL methodology are the same as those disclosed in the 2019 Annual Form 10-K.
The following tables detail the activity in the ACL on loans disaggregated by segment and class for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020
	Beginning Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$13,900	$(1,824)	$69	$17,628	$29,773
SBA PPP	—	—	—	—	—
Owner-occupied CRE	6,216	—	2	3,785	10,003
Non-owner occupied CRE	7,750	—	—	2,916	10,666
Total commercial business	27,866	(1,824)	71	24,329	50,442
One-to-four family residential	3,026	—	—	(803)	2,223
Real estate construction and land development:
One-to-four family residential	864	—	7	(304)	567
Five or more family residential and commercial properties	11,444	—	—	(2,887)	8,557
Total real estate construction and land development	12,308	—	7	(3,191)	9,124
Consumer	4,340	(431)	197	5,606	9,712
Total	$47,540	$(2,255)	$275	$25,941	$71,501

	Six Months Ended June 30, 2020
	Balance at Beginning	Impact of CECL Adoption	Beginning Balance, as Adjusted	Charge-offs	Recoveries	Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$11,739	$(1,348)	$10,391	$(2,911)	$1,126	$21,167	$29,773
SBA PPP	—	—	—	—	—	—	—
Owner-occupied CRE	4,512	452	4,964	(135)	14	5,160	10,003
Non-owner occupied CRE	7,682	(2,039)	5,643	—	—	5,023	10,666
Total commercial business	23,933	(2,935)	20,998	(3,046)	1,140	31,350	50,442
One-to-four family residential	1,458	1,471	2,929	—	3	(709)	2,223
Real estate construction and land development:
One-to-four family residential	1,455	(571)	884	—	21	(338)	567
Five or more family residential and commercial properties	1,605	7,240	8,845	—	—	(288)	8,557
Total real estate construction and land development	3,060	6,669	9,729	—	21	(626)	9,124
Consumer	6,821	(2,484)	4,337	(806)	291	5,890	9,712
Unallocated	899	(899)	—			—	—
Total	$36,171	$1,822	$37,993	$(3,852)	$1,455	$35,905	$71,501

The Bank recognized net charge-offs of $2.4 million during the six months ended June 30, 2020 primarily due to a commercial and industrial charge-off of $1.7 million related to a lending relationship that has been experiencing difficulties. Due to issues surrounding the control of the underlying loan collateral, the Bank determined it appropriate to charge-off the entire balance and pursue an aggressive collection strategy. Net charge-offs also included small dollar charge-off on a large volume of consumer loans of $806,000 and a full recovery of a commercial and industrial agricultural lending relationship of $963,000 during the six months ended June 30, 2020, which was charged-off during the three months ended December 31, 2019.
The provision for credit losses on loans of $35.9 million for the six months ended June 30, 2020 was necessary to build the allowance to account for the current and forecasted economic conditions amidst COVID-19. The macroeconomic forecast used in the June 30, 2020 CECL model was as of June 9, 2020, and included the actual results of the sharp recession, followed by forecasted widened "U-shaped" recovery with unemployment rate spiking to 13% in second quarter 2020 and decreasing to 5% by 2023, and GDP slumping 6.1% in 2020, but rebounding 6.3% in 2021, with modest increases in GDP in future years. This forecast is in stark contrast to that used in CECL model as of January 1, 2020, which predicted steady GDP growth and unemployment rates, among other factors.
The following tables detail activity in the allowance for loan losses disaggregated by segment and class for the three and six months ended June 30, 2019 under the incurred loss methodology, including the ASC 310-30 methodology for PCI loans:

	Three Months Ended June 30, 2019
	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$11,755	$(774)	$62	$950	$11,993
Owner-occupied CRE	5,256	—	—	(190)	5,066
Non-owner occupied CRE	7,825	—	—	239	8,064
Total commercial business	24,836	(774)	62	999	25,123
One-to-four family residential	1,247	(15)	—	113	1,345
Real estate construction and land development:
One-to-four family residential	1,422	—	7	42	1,471
Five or more family residential and commercial properties	995	—	—	65	1,060
Total real estate construction and land development	2,417	—	7	107	2,531
Consumer	6,480	(566)	130	496	6,540
Unallocated	1,172	—	—	(348)	824
Total	$36,152	$(1,355)	$199	$1,367	$36,363

	Six Months Ended June 30, 2019
	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$11,343	$(877)	$69	$1,458	$11,993
Owner-occupied CRE	4,898	—	3	165	5,066
Non-owner occupied CRE	7,470	—	149	445	8,064
Total commercial business	23,711	(877)	221	2,068	25,123
One-to-four family residential	1,203	(30)	—	172	1,345
Real estate construction and land development:
One-to-four family residential	1,240	—	625	(394)	1,471
Five or more family residential and commercial properties	954	—	—	106	1,060
Total real estate construction and land development	2,194	—	625	(288)	2,531
Consumer	6,581	(1,152)	247	864	6,540
Unallocated	1,353	—	—	(529)	824
Total	$35,042	$(2,059)	$1,093	$2,287	$36,363

The following table details the allowance for loan losses disaggregated on the basis of the Company's impairment method as of December 31, 2019 under the incurred loss methodology, including the ASC 310-30 methodology for PCI loans:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Total Allowance for Loan Losses
	(In thousands)
Commercial business:
Commercial and industrial	$1,372	$9,772	$595	$11,739
Owner-occupied CRE	426	3,558	528	4,512
Non-owner occupied CRE	146	7,064	472	7,682
Total commercial business	1,944	20,394	1,595	23,933
One-to-four family residential	56	1,316	86	1,458
Real estate construction and land development:
One-to-four family residential	—	1,296	159	1,455
Five or more family residential and commercial properties	—	1,527	78	1,605
Total real estate construction and land development	—	2,823	237	3,060
Consumer	143	6,327	351	6,821
Unallocated	—	899	—	899
Total	$2,143	$31,759	$2,269	$36,171

The following table details the amortized cost of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2019 under the incurred loss methodology, including the ASC 310-30 methodology for PCI loans:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$43,808	$806,044	$2,368	$852,220
Owner-occupied CRE	6,336	793,984	4,914	805,234
Non-owner occupied CRE	6,324	1,276,964	5,491	1,288,779
Total commercial business	56,468	2,876,992	12,773	2,946,233
One-to-four family residential	215	127,870	3,575	131,660
Real estate construction and land development:
One-to-four family residential	237	104,059	—	104,296
Five or more family residential and commercial properties	—	170,350	—	170,350
Total real estate construction and land development	237	274,409	—	274,646
Consumer	561	413,017	1,762	415,340
Total	$57,481	$3,692,288	$18,110	$3,767,879

(5)Other Real Estate Owned
Changes in other real estate owned during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Balance at the beginning of the period	$841	$1,904	$841	$1,983
Additions	—	—	270	—
Proceeds from dispositions	(1,024)	(350)	(1,290)	(429)
Gain (loss) on sales, net	183	(279)	179	(279)
Valuation adjustment	—	(51)	—	(51)
Balance at the end of the period	$—	$1,224	$—	$1,224

At June 30, 2020, there were no consumer mortgage loans secured by residential real estate properties (included in the one-to-four family residential loans in Note (3) Loans Receivable) for which formal foreclosure proceedings were in process.

(6)Goodwill and Other Intangible Assets

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
There were no additions to goodwill during the three and six months ended June 30, 2020 and 2019.
The Company performed its annual goodwill impairment test during the fourth quarter of 2019 and determined based on its Step 1 analysis that the fair value of the reporting unit exceeded the carrying value, such that the Company's goodwill was not considered impaired. Due to the deteriorating market conditions as a result of the COVID-19 pandemic, the Company determined a triggering event occurred during the quarter ended June 30, 2020 and consequently performed a quantitative assessment of goodwill as of May 31, 2020. We estimated the fair value of the reporting unit by weighting results from the market approach and the income approach. Significant assumptions inherent in the valuation methodologies for goodwill were employed and included, but were not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry. Based on this quantitative test, we determined that the fair value of the reporting unit more likely than not exceeded the carrying value. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material adverse impact on the Company’s operating results.

(b) Other Intangible Assets
Other intangible assets represent CDI acquired in business combinations. The useful life of the CDI was estimated to be ten years for the acquisitions of Premier Commercial Bancorp, Puget Sound Bancorp, Washington Banking Company, and Valley Community Bancshares.
The following table presents the change in other intangible assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Balance at the beginning of the period	$15,710	$19,589	$16,613	$20,614
Amortization	(903)	(1,026)	(1,806)	(2,051)
Balance at the end of the period	$14,807	$18,563	$14,807	$18,563

(7)Junior Subordinated Debentures
As part of the acquisition of Washington Banking Company on May 1, 2014, the Company assumed trust preferred securities and junior subordinated debentures with a total fair value of $18.9 million at the merger date. At June 30, 2020 and December 31, 2019, the balance of the junior subordinated debentures, net of unaccreted discount, was $20.7 million and $20.6 million, respectively.
The adjustable rate of the trust preferred securities at June 30, 2020 was 1.86%. The following table presents the weighted average rate of the junior subordinated debentures for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average rate (1)	4.24%	6.68%	4.90%	6.87%
(1)The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.

(8)Securities Sold Under Agreement to Repurchase
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
The following table presents the Company's securities sold under agreement to repurchase obligations by class of collateral pledged at the dates indicated:

	June 30, 2020	December 31, 2019
	(In thousands)
Mortgage-backed securities and collateralized mortgage obligations:
Residential	$862	$8,452
Commercial	23,582	11,717
Securities sold under agreement to repurchase	$24,444	$20,169

(9)Other Borrowings
(a) FHLB
The FHLB functions as a member-owned cooperative providing credit for member financial institutions. At June 30, 2020, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $942.8 million. At June 30, 2020 and December 31, 2019 the Bank had no FHLB advances outstanding.
The following table sets forth the details of FHLB advances during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Average balance during the period	$4,909	$42,101	$2,949	$22,086
Maximum month-end balance during the period	$—	$90,700	$—	$90,700
Weighted average rate during the period	0.57%	2.65%	0.55%	2.68%
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
(b) Federal Funds Purchased
The Bank maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank, Pacific Coast Bankers’ Bank and JP Morgan Chase to purchase federal funds of up to $215.0 million as of June 30, 2020. The lines generally mature annually or are reviewed annually. As of June 30, 2020 and December 31, 2019, there were no federal funds purchased.
(c) Credit Facilities
The Bank maintains a credit facility with the Federal Reserve Bank with available borrowing capacity of $60.3 million as of June 30, 2020. There were no borrowings outstanding as of June 30, 2020 and December 31, 2019. Any advances on the credit facility would have to be first secured by the Bank's investment securities or loans receivable.

(d) PPPLF Facility
The Federal Reserve established the PPPLF under Section 13(3) of the Federal Reserve Act to bolster the effectiveness of the SBA PPP, which provides relief to American workers and businesses from the impacts of COVID-19. Under the PPPLF, the Federal Reserve will supply liquidity to participating financial institutions through term financing backed by PPP loans. As of June 30, 2020, although the Bank was approved to utilize the PPPLF, the Bank had not participated in the PPPLF program.

(10)Derivative Financial Instruments
The Company has entered into certain interest rate swap contracts that are not designated as hedging instruments. The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$271,348	$31,618	$221,436	$8,318
Interest rate swap liability (1)	271,348	(31,618)	221,436	(8,318)
 (1) The estimated fair value of derivatives with customers was $31.6 million and $8.1 million as of June 30, 2020 and December 31, 2019, respectively. The estimated fair value of derivatives with third parties was $(31.6) million and $(8.1) million as of June 30, 2020 and December 31, 2019, respectively.

(11)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net (loss) income:
Net (loss) income	$(6,139)	$15,984	$6,052	$32,536
Dividends and undistributed earnings allocated to participating securities (1)	—	(11)	(3)	(38)
Net (loss) income allocated to common shareholders	$(6,139)	$15,973	$6,049	$32,498
Basic:
Weighted average common shares outstanding	35,899,361	36,895,625	36,128,586	36,888,601
Restricted stock awards	(645)	(25,466)	(8,183)	(40,632)
Total basic weighted average common shares outstanding	35,898,716	36,870,159	36,120,403	36,847,969
Diluted:
Basic weighted average common shares outstanding	35,898,716	36,870,159	36,120,403	36,847,969
Effect of potentially dilutive common shares (2)	—	144,714	154,988	163,767
Total diluted weighted average common shares outstanding	35,898,716	37,014,873	36,275,391	37,011,736
(1)Represents dividends paid and undistributed earnings allocated to unvested restricted stock awards.
(2)Represents the effect of the assumed exercise of stock options and vesting of restricted stock awards and units.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock. For the three and six months ended June 30, 2020, there were 258,412 and 124,904 anti-dilutive shares outstanding, respectively. For the three and six months ended June 30, 2019, there were 89,507 and 61,333 anti-dilutive shares outstanding, respectively.

(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity for the six months ended June 30, 2020 and calendar year 2019:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 23, 2019	$0.18	February 7, 2019	February 21, 2019
April 24, 2019	$0.18	May 8, 2019	May 22, 2019
July 24, 2019	$0.19	August 8, 2019	August 22, 2019
October 23, 2019	$0.19	November 7, 2019	November 21, 2019
October 23, 2019	$0.10	November 7, 2019	November 21, 2019	*
January 22, 2020	$0.20	February 6, 2020	February 20, 2020
April 29, 2020	$0.20	May 13, 2020	May 27, 2020
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
No shares were repurchased under the Company's stock repurchase plans during the three months ended June 30, 2020 as the Company suspended repurchases in response to the COVID-19 pandemic.
During the six months ended June 30, 2020, the Company repurchased the remaining 639,922 shares available under the eleventh stock repurchase plan at a weighted average price per share of $23.95 and repurchased 155,778 shares at a weighted average share price of $20.34 under the twelfth stock repurchase plan, which is a total of 795,700 shares under both plans at a weighted average share price of $23.25.
During the three and six months ended June 30, 2019, the Company repurchased 28,000 shares available under the eleventh stock repurchase plan at a weighted average price per share of $29.12.
In addition to the stock repurchases under a stock repurchase plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total shares repurchased to pay withholding taxes during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Repurchased shares to pay withholding taxes	2,046	2,175	27,928	28,029
Stock repurchase to pay withholding taxes average share price	$18.62	$29.31	$21.56	$30.88

(12)Accumulated Other Comprehensive Income
The changes in AOCI, all of which are due to changes in the fair value of available for sale securities and are net of tax, during the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Balance of AOCI at the beginning of period	$18,292	$561	$10,378	$(7,455)
Other comprehensive income before reclassification	8,009	9,219	16,716	17,247
Amounts reclassified from AOCI for gain on sale of investment securities included in net (loss) income	(320)	(26)	(1,113)	(38)
Net current period other comprehensive income	7,689	9,193	15,603	17,209
Balance of AOCI at the end of period	$25,981	$9,754	$25,981	$9,754

(13)Fair Value Measurements
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
Appraisals for both collateral-dependent loans and other real estate owned are performed by certified general appraisers for commercial properties or certified residential appraisers for residential properties whose qualifications and licenses have been reviewed and verified by the Company. Once received, the Company reviews the assumptions and approaches utilized in the appraisal as well as the resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On a quarterly basis, the Company compares the actual selling price of collateral that has been liquidated to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.
Derivative Financial Instruments:
The Company obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2).
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$52,051	$—	$52,051	$—
Municipal securities	193,931	—	193,931	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	268,984	—	268,984	—
Commercial	318,341	—	318,341	—
Corporate obligations	24,249	—	24,249	—
Other asset-backed securities	22,371	—	22,371	—
Total investment securities available for sale	879,927	—	879,927	—
Equity security	112	112	—	—
Derivative assets - interest rate swaps	31,618	—	31,618	—
Liabilities
Derivative liabilities - interest rate swaps	$31,618	$—	$31,618	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. Treasury and U.S. Government-sponsored agencies	$105,223	$—	$105,223	$—
Municipal securities	133,014	—	133,014	—
Mortgage-backed securities and collateralized mortgage obligations:
Residential	339,608	—	339,608	—
Commercial	327,095	—	327,095	—
Corporate obligations	24,194	—	24,194	—
Other asset-backed securities	23,178	—	23,178	—
Total investment securities available for sale	952,312	—	952,312	—
Equity Security	148	148	—	—
Derivative assets - interest rate swaps	8,318	—	8,318	—
Liabilities
Derivative liabilities - interest rate swaps	$8,318	$—	$8,318	$—

Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
The following tables below represent assets measured at fair value on a nonrecurring basis at June 30, 2020 and December 31, 2019 and the net losses recorded in earnings during three and six months ended June 30, 2020 and 2019:

	Basis(1)	Fair Value at June 30, 2020
		Total	Level 1	Level 2	Level 3	Net Gains Recorded in Earnings During the Three Months Ended June 30, 2020	Net Gains Recorded in Earnings During the Six Months Ended June 30, 2020
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$293	$270	$—	$—	$270	$9	$3
Total assets measured at fair value on a nonrecurring basis	$293	$270	$—	$—	$270	$9	$3
(1)Basis represents the unpaid principal balance of impaired loans. Excludes loans whose fair value was determined to be $0.

	Basis(1)	Fair Value at December 31, 2019
		Total	Level 1	Level 2	Level 3	Net Gains Recorded in Earnings During the Three Months EndedJune 30, 2019	Net Gains Recorded in Earnings During the Six Months EndedJune 30, 2019
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$4,111	$3,380	$—	$—	$3,380	$1	$1
Total assets measured at fair value on a nonrecurring basis	$4,111	$3,380	$—	$—	$3,380	$1	$1
(1)Basis represents the unpaid principal balance of impaired loans.
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Collateral-dependent loans	$270	Market approach	Adjustment for differences between the comparable sales	N/A(1)
(1)Quantitative disclosures are not provided for collateral-dependent loans because there were no adjustments made to the appraisal or stated values during the current period.

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

The following tables present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at June 30, 2020 and December 31, 2019:

	June 30, 2020
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$415,075	$415,075	$415,075	$—	$—
Investment securities available for sale	879,927	879,927	—	879,927	—
Loans held for sale	3,783	3,908	—	—	3,908
Loans receivable, net	4,594,832	4,762,913	—	—	4,762,913
Accrued interest receivable	17,813	17,813	10	3,887	13,916
Derivative assets - interest rate swaps	31,618	31,618	—	31,618	—
Equity security	112	112	112	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$5,077,086	$5,077,086	$5,077,086	$—	$—
Certificate of deposit accounts	490,647	494,093	—	494,093	—
Securities sold under agreement to repurchase	24,444	24,444	24,444	—	—
Junior subordinated debentures	20,741	18,000	—	—	18,000
Accrued interest payable	124	124	52	51	21
Derivative liabilities - interest rate swaps	31,618	31,618	—	31,618	—

	December 31, 2019
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$228,568	$228,568	$228,568	$—	$—
Investment securities available for sale	952,312	952,312	—	952,312	—
Loans held for sale	5,533	5,704	—	—	5,704
Loans receivable, net	3,731,708	3,791,557	—	—	3,791,557
Accrued interest receivable	14,446	14,446	79	3,668	10,699
Derivative assets - interest rate swaps	8,318	8,318	—	8,318	—
Equity security	148	148	148	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$4,058,098	$4,058,098	$4,058,098	$—	$—
Certificate of deposit accounts	524,578	529,679	—	529,679	—
Securities sold under agreement to repurchase	20,169	20,169	20,169	—	—
Junior subordinated debentures	20,595	20,000	—	—	20,000
Accrued interest payable	199	199	95	64	40
Derivative liabilities - interest rate swaps	8,318	8,318	—	8,318	—

(14)Cash Requirement
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. Effective March 24, 2020 the Federal Reserve lowered the reserve ratios on transaction accounts maintained at a depository institution to zero percent. There was no required reserve balance at June 30, 2020 and a required balance of $17.1 million at December 31, 2019 was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

(15)Commitments and Contingencies
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
Upon CECL adoption, as described in Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements, the Company recorded an increase in the beginning ACL on unfunded commitments of $3.7 million, representing the change in methodology from an estimate of incurred losses at the balance sheet date, with an estimated probability of funding, to an estimate of losses on future utilization over the entire contractual period.
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	June 30, 2020	December 31, 2019
	(In thousands)
Commercial business:
Commercial and industrial	$644,184	$584,287
Owner-occupied CRE	9,611	17,193
Non-owner occupied CRE	22,296	35,573
Total commercial business	676,091	637,053
Real estate construction and land development:
One-to-four family residential	63,144	75,066
Five or more family residential and commercial properties	193,650	230,343
Total real estate construction and land development	256,794	305,409
Consumer	255,477	269,898
Total outstanding commitments	$1,188,362	$1,212,360

The following table details the activity in the ACL on unfunded commitments during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(In thousands)
Balance, beginning of period	$1,990	$306	$306	$306
Impact of CECL Adoption	—	—	3,702	—
Adjusted balance, beginning of period	1,990	306	4,008	306
Provision for credit losses on unfunded commitments	2,622	—	604	—
Balance, end of period	$4,612	$306	$4,612	$306

(16)Income Taxes
The effective tax rate was 13.2% for the three months ended June 30, 2020 compared to an effective tax rate of 16.7% for the three months ended June 30, 2019. The effective tax rate was 5.1% for the six months ended

June 30, 2020 compared to an effective tax rate of 16.5% for the six months ended June 30, 2019. The decrease in the effective tax rate for both periods was primarily due a provision in the CARES Act, which permitted the Company to recognize a benefit from net operating losses related to prior acquisitions of $1.0 million during the three months ended March 31, 2020 and secondarily due to a decrease in the pre-tax income during the three and six months ended June 30, 2020, also reflective of increasing tax-exempt investments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and six months ended June 30, 2020. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Forward Looking Statements included herein, the Risk Factors included herein, and the December 31, 2019 audited Consolidated Financial Statements and the accompanying Notes included in our 2019 Annual Form 10-K.

Overview
Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly-owned financial institution subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on our commercial banking relationships, market expansion and asset quality. At June 30, 2020, we had total assets of $6.56 billion, total liabilities of $5.77 billion and total stockholders’ equity of $793.7 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
Our business consists primarily of commercial lending and deposit relationships with small businesses and their owners in our market areas and attracting deposits from the general public. We also make real estate construction and land development loans and consumer loans. We additionally originate for sale or for investment purposes one-to-four family residential loans on residential properties located primarily in our markets. During the quarter ended June 30, 2020, we ceased indirect auto loan originations.
Our core profitability depends primarily on our net interest income. Net interest income is the difference between interest income, which is the income that we earn on interest earning assets, comprised primarily of loans and investment securities, and interest expense, which is the amount we pay on our interest bearing liabilities, consisting primarily of deposits. Management strives to match the repricing characteristics of the Company's interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve. Like most financial institutions, our net interest income is affected significantly by general and local economic conditions, particularly changes in market interest rates, and by governmental policies and actions of regulatory agencies. Net interest income is additionally affected by changes on the volume and mix of interest earning assets, interest earned on these assets, the volume and mix of interest bearing liabilities and interest paid on these liabilities.
Our net income is affected by many factors, including the provision for credit losses on loans. The provision for credit losses on loans is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The ACL on loans was impacted during the six months ended June 30, 2020 due to CECL Adoption, which estimates losses over the life of the loans as compared to the prior model of incurred loss as of period end, and by forecasted credit deterioration due to the COVID-19 pandemic, as discussed below. Management believes that the ACL on loans reflects the amount that is appropriate to provide for current expected credit losses in our loan portfolio based on our methodology.
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
Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the 150 basis point reduction in the targeted federal funds rate during the quarter ended March 31, 2020, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in the near term, if not longer.

COVID-19 Impact
In response to the COVID-19 pandemic, and in an effort to mitigate the adverse impact on our employees, customers and the communities we serve, the Bank has implemented various lending measures to address customer and community needs, including commercial, mortgage and consumer lending assistance. The Bank has also implemented various retail-impacting measures for the safety and health of customers and employees. The following provides details of the Bank's special programs and policies.
Commercial Lending Assistance
The Bank has made available the following initial short-term relief options to commercial borrowers affected by COVID-19:
•Interest only payments on term debt for up to 90 days;
•Temporary increases to line of credit commitments when supported by underlying assets, including changing the borrowing base formula or changing existing commitment restrictions to allow higher advance rates;
•Full payment deferrals for up to 90 days when an interest only period does not provide sufficient relief (contingent on credit administration approval);
•Loan re-amortization, especially in cases where significant prepayments of principal have occurred;
•Covenant waivers and resets;
•Processing new loan requests, such as a line of credit for working capital support;
•Maturity extensions of up to 90 days for maturing lines of credit or term loans.
Based on the depth and breadth of the COVID-19 pandemic, the Bank will extend similar relief options for a subsequent or second modification to certain commercial borrowers. The Bank has a preference for offering interest only payments on these secondary modifications.
All commercial loans modified due to COVID-19 will be risk rated "Watch" or worse except in certain cases where a borrower has performed well prior to the modification request and exhibits a strong financial position, or the loan has significant guarantor support. Further requests for relief beyond the initial modification will be reassessed for a more severe risk rating as part of the review process to grant further relief.
The Bank has implemented a special, streamlined initial 90-day interest only payment modification process for borrowers in certain industries as a result of the COVID-19 "stay at home" orders.
The Bank will work constructively with commercial borrowers to identify loan modifications that are based on the facts and circumstances of each borrower, and to protect the safety and soundness of the Bank.
Mortgage and Consumer Lending Assistance
In order to effectively manage or mitigate adverse impacts on mortgage and consumer borrowers affected by COVID-19, the Bank has implemented the initial relief action through a streamlined approval process to include 90-day payment deferrals when the borrower meets the following criteria:
•The borrower's ability to pay has been negatively impacted by COVID-19;
•The loan is not over 30 days past due on the date of the request; and
•The loan is risk rated "Pass" prior to the request for payment deferral.
Mortgage and consumer loans that do not meet the criteria to receive streamlined approval qualifications are considered outside of the automatic deferral process and will be evaluated on a case-by-case basis by the Bank's credit team. Certain consumer term loans with current balances over $100,000 with original terms over 96 months will also be reviewed on a case-by-case basis and will not qualify for the streamlined approval process. For consumer lines of credit, for borrowers that have sufficient available credit on their line, the borrower can draw on their line of credit to make payments in lieu of payment deferrals, and for borrowers that do not have sufficient available credit, the Bank will offer a 90-day payment deferral. However, after the deferral period these borrowers will be billed for the deferred months of accrued interest and the Bank will work with those borrowers unable to pay all months of interest at that time. For credit card customers, a skip payment option was included in the borrowers' billing statements between April 1, 2020 and May 30, 2020.
All mortgage and consumer loans modified via the initial streamlined process due to COVID-19 will remain risk rated "Pass" through the initial 90-day relief period. This risk rating is subject to change should the Bank receive additional information within the 90-day relief period that the borrower does not intend to repay the loan, which may result in a risk rating downgrade and the implementation of further collection efforts.
Based on the depth and breadth of the COVID-19 pandemic, the Bank will extend similar relief options for a subsequent or second modification to certain consumer borrowers. The Bank has a preference for offering interest only payments on these secondary modifications.
Borrowers under COVID-19 related deferral programs will not have negative data reported to the credit reporting agencies. Credit reporting will not be turned off on these accounts, but contractual due dates will be advanced in the core loan system with appropriate loan documentation to legally support the new due dates.

COVID Modifications:
During the six months ended June 30, 2020 and as a direct result of cited COVID-19 related issues and the Bank's lending assistance programs described above, the Bank made initial modifications on loans. The following table details the amortized cost, count, and type of initial modifications by each loan class as of June 30, 2020.

	Interest Only		Payment Deferral		Other		Total
	Amortized Cost	Count	Amortized Cost	Count	Amortized Cost	Count	Amortized Cost	Count
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$66,392	271	$47,000	238	$15,969	39	$129,361	548
Owner-occupied CRE	110,047	80	68,056	84	474	2	178,577	166
Non-owner occupied CRE	120,331	71	75,949	45	23,103	9	219,383	125
Total commercial business	296,770	422	191,005	367	39,546	50	527,321	839
One-to-four family residential	—	—	9,704	25	770	2	10,474	27
Real estate construction and land development:
One-to-four family residential	1,317	2	4,399	2	1,096	3	6,812	7
Five or more family residential and commercial properties	11,381	9	4,876	9	6,340	4	22,597	22
Total real estate construction and land development	12,698	11	9,275	11	7,436	7	29,409	29
Consumer	—	—	24,254	926	—	—	24,254	926
Total	$309,468	433	$234,238	1,329	$47,752	59	$591,458	1,821
These modifications were not classified as TDRs at June 30, 2020 in accordance with the guidance of the CARES Act.
Of the initial modifications presented in the table above, 124 loans totaling $122.3 million were downgraded in conjunction with or shortly after the initial modification. The majority of the downgrades by count and amount were to a "Watch" grade, and were therefore not classified as potential problem loans.
During the six months ended June 30, 2020, the Bank made secondary modifications to 24 loans totaling $27.7 million as of June 30, 2020, of which $26.1 million was for commercial business loans.

COVID Downgrades:
In addition to modifications and related downgrades described above in the COVID Modifications section, the Bank downgraded 74 loans totaling $50.5 million without a related modification during the six months ended June 30, 2020. These downgrades were also a direct result of cited COVID-19 related issues. In total, 197 loans totaling $172.5 million were downgraded as of June 30, 2020. Of these downgrades, 185 loans totaling $154.6 million were downgraded to a "Watch" grade. The remaining loans were risk rated "Special Mention" or worse and were classified as potential problem loans.

SBA Paycheck Protection Program
During the quarter ended June 30, 2020, the Bank began to offer SBA PPP loans to its existing and new customers as a result of the COVID-19 pandemic. SBA PPP loans are designed to provide a direct incentive for small businesses to keep their workers on the payroll. The CARES Act and its subsequent amendments during the quarter ended June 30, 2020 allocated $669.0 billion to the program. Utilizing our internal technology solutions team, the Bank was able to develop an automated platform to control and manage processing for SBA PPP loans and began originations under this program on April 6, 2020. The Bank accepted applications for SBA loans, including loans to independent contractors, sole proprietors and partnerships as allowed under the guidance from the U.S. Treasury and SBA that was issued April 14, 2020.
As of June 30, 2020, the Bank has funded 4,498 loans totaling $883.9 million. The average loan balance for funded loans was $197,000. Of the funded loans, approximately 20% of both the number of loans funded and amount originated were to new customers.
The Bank earns 1% interest on these loans as well as a fee from the SBA to cover processing costs, which is amortized over the life of the loan. The balance of unamortized net deferred fees on SBA PPP loans was $25.3 million at June 30, 2020.
Additionally, the Federal Reserve established the PPPLF under Section 13(3) of the Federal Reserve Act to bolster the effectiveness of the SBA PPP, which provides relief to American workers and businesses from the impacts of COVID-19. Under the PPPLF, the Federal Reserve will supply liquidity to participating financial institutions through term financing backed by PPP loans. As of June 30, 2020, the Bank was approved to utilize the PPPLF. The Bank may utilize the Federal Reserve Bank's PPPLF pursuant to which the Bank will pledge PPP loans as collateral to obtain Federal Reserve Bank non-recourse loans to support the origination of these loans. The PPPLF will take the PPP loans as collateral at face value and the transfer will have a pass through effect on our liquidity position. During the six months ended and as of June 30, 2020, the Bank did not utilize the PPPLF as it had sufficient other sources of funds.

SBA Relief
Heritage is an active SBA lender in the Pacific Northwest and had SBA loans totaling $63.0 million and $64.1 million at June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, Heritage participated in the SBA's Debt Relief Program under the CARES Act. The CARES Act appropriated $17.0 billion to subsidize small business loans. Under this program, the SBA will pay principal and interest for existing current SBA loans for a period of six months, commencing with payments due after March 27, 2020 as well as new SBA 7(a), 504, and microloans disbursed prior to September 27, 2020.
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
•Branch Lobby Closures. To ensure the safety of our customers and employees, most branch lobbies were closed in March 2020 with most services processed through the drive-up or by appointment. On June 22, 2020, management elected to open lobbies for its three branches located within Island County, which has moved into Phase 3 as part of Washington State's Phased Approach: Reopening Business and Modifying Physical Distancing Measures, of which the fourth phase is the least restrictive phase ahead of a full reopening. Management believes this initial and limited approach in Island County will provide valuable insights on how to effectively implement the Bank's safety precautions and to better understand any risks or changes that will need to be addressed before considering opening other locations.
•Early Withdrawal Penalty Waivers. For customers that may need access to funds in their certificate of deposits to assist with living expenses during the COVID-19 pandemic, the Bank will assist these customers by waiving early withdrawal penalties for withdrawals up to $25,000.
•Overdraft & Fee Reversals. Overdraft and fee reversals are waived on a case-by-case basis. The Bank is cautious when paying overdrafts beyond the customer's total deposit relationship, overdraft protection options or their overdraft coverage limits.

Employee Changes
Heritage has committed to keeping its employees safe during this COVID-19 pandemic. As a result, many policy changes have been implemented including the following measures:
•Heritage follows the guidelines recommended by the Centers for Disease Control and/or local officials, such as social distancing and maintaining six feet of separation between employees.
•Heritage has provided additional cleaning and disinfecting solutions to each location.
•A significant number of back-office employees are working remotely.
•Essential business travel is limited to those situations where business cannot reasonably be conducted without face-to-face interaction or visits to specific locations.
•Certain front-line employees were given additional hourly pay.
•Heritage has offered up to 80 hours for full time employees of COVID-19 related absences, to use in lieu of sick or vacation time, for the employee's own illness, to care for an ill family member, due to a required self-isolation/quarantine or school/day care closures.

Heritage continues to monitor the situation and makes additional accommodations as necessary.

Earnings Summary
Comparison of quarter ended June 30, 2020 to the comparable quarter in the prior year.
Net loss was $6.1 million, or $(0.17) per common share, for the three months ended June 30, 2020 compared to net income of $16.0 million, or $0.43 per diluted common share, for the three months ended June 30, 2019. Net income decreased $22.1 million, or 138.4%, for the three months ended June 30, 2020 compared to the same period in 2019 primarily due to provision for credit losses on loans of $25.9 million as a result of the worsening impact of COVID-19 on the economy. The provision for loan losses of $1.4 million during the three months ended June 30, 2019 was estimated under the incurred loss methodology.
Net interest income as a percentage of average interest earning assets, or net interest margin, decreased 69 basis points to 3.64% for the three months ended June 30, 2020 compared to 4.33% for the same period in 2019. The decrease in net interest margin was due primarily to changes in the mix of interest earning assets, including the origination of SBA PPP loans with an average balance of $667.4 million earning a yield of 2.97%, and decreases in yields of interest earning assets as a result of decreases in short-term market interest rates, offset partially by decreases in the cost of interest bearing liabilities during the period.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for credit losses plus noninterest income. The Company’s efficiency ratio was 63.31% for the three months ended June 30, 2020 compared to 64.62% for the three months ended June 30, 2019. The change in the efficiency ratio was attributable to the decrease in noninterest expense being slightly greater than the net of the increase in noninterest income and the decrease in net interest income.
Comparison of six months ended June 30, 2020 to the comparable period in the prior year.
Net income was $6.1 million, or $0.17 per diluted common share, for the six months ended June 30, 2020 compared to $32.5 million, or $0.88 per diluted common share, for the six months ended June 30, 2019. Net income decreased $26.5 million, or 81.4%, for the six months ended June 30, 2020 compared to the same period in 2019 primarily due to an increase in the provision for credit losses on loans of $35.9 million compared to a provision for loan losses of $2.3 million for the same period in 2019 as a result of estimated credit losses forecasted due to COVID-19 and its impact on the economy, offset partially by a decrease in income tax expense of $6.7 million due to lower pre-tax income and a provision in the CARES Act permitting the recognition of a benefit from net operating losses related to prior acquisitions; and an increase in noninterest income of $2.7 million, or 18.3%, due primarily to gain on sale of loans and gain on sale of investment securities.

The net interest margin decreased 50 basis points to 3.84% for the six months ended June 30, 2020 compared to 4.34% for the same period in 2019. The decrease in net interest margin was due primarily to changes in the mix of interest earning assets, including the origination of SBA PPP loans with an average balance of $333.7 million earning a yield of 2.97%, and decreases in yields of interest earning assets as a result of decreases in short-term market interest rates, offset partially by decreases in the cost of interest bearing liabilities during the period.
The Company’s efficiency ratio was 63.75% for the six months ended June 30, 2020 compared to 64.23% for the six months ended June 30, 2019. The change in the efficiency ratio was primarily attributable to an increase in noninterest income, offset partially by the decrease in the net interest income.

Net Interest Income
One of the Company's key sources of earnings is net interest income. There are several factors that affect net interest income including, but not limited to, the volume, pricing, mix and maturity of interest earning assets and interest bearing liabilities; the volume of noninterest earning assets, noninterest bearing demand deposits, other noninterest bearing liabilities and stockholders' equity; market interest rate fluctuations; and asset quality.
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

Comparison of quarter ended June 30, 2020 to the comparable quarter in the prior year.
Net interest income decreased $223,000, or 0.4%, to $50.3 million for the three months ended June 30, 2020 compared to $50.5 million for the same period in 2019. The following table provides relevant net interest income information for the periods indicated:

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$4,442,108	$48,404	4.38%	$3,654,475	$48,107	5.28%
Taxable securities	764,691	4,570	2.40	840,254	5,933	2.83
Nontaxable securities (3)	160,296	977	2.45	139,278	893	2.57
Other interest earning assets	185,399	43	0.09	47,581	283	2.39
Total interest earning assets	5,552,494	53,994	3.91%	4,681,588	55,216	4.73%
Noninterest earning assets	757,530			669,217
Total assets	$6,310,024			$5,350,805
Interest Bearing Liabilities:
Certificates of deposit	$513,539	$1,810	1.42%	$514,220	$1,694	1.32%
Savings accounts	476,312	115	0.10	500,135	707	0.57
Interest bearing demand and money market accounts	2,440,691	1,492	0.25	2,016,901	1,616	0.32
Total interest bearing deposits	3,430,542	3,417	0.40	3,031,256	4,017	0.53
Junior subordinated debentures	20,693	218	4.24	20,400	340	6.68
Securities sold under agreement to repurchase	23,702	39	0.66	29,265	45	0.62
FHLB advances and other borrowings	4,909	7	0.57	42,101	278	2.65
Total interest bearing liabilities	3,479,846	3,681	0.43%	3,123,022	4,680	0.60%
Noninterest bearing demand deposits	1,883,227			1,345,917
Other noninterest bearing liabilities	139,412			99,147
Stockholders’ equity	807,539			782,719
Total liabilities and stockholders’ equity	$6,310,024			$5,350,805
Net interest income		$50,313			$50,536
Net interest spread			3.48%			4.13%
Net interest margin			3.64%			4.33%
Average interest earning assets to average interest bearing liabilities			159.56%			149.91%
(1) Annualized
(2) The average loan balances presented in the table are net of allowances for credit losses on loans. Nonaccrual loans have been included in the table as loans carrying a zero yield.
(3) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Interest Income
Total interest income decreased $1.2 million, or 2.2%, to $54.0 million for the three months ended June 30, 2020 compared to $55.2 million for the same period in 2019 due primarily to decreases in yields on adjustable rate instruments following significant decreases in the federal funds target rate by the Federal Reserve short-term market rates, offset partially by increases in interest earning assets, primarily due to the SBA PPP loans. The yield on total interest earning assets decreased 82 basis points to 3.91% for the three months ended June 30, 2020 compared to 4.73% for the three months ended June 30, 2019 and the balance of average interest earning assets increased $870.9 million, or 18.6%, to $5.55 billion for the three months ended June 30, 2020 from $4.68 billion for the three months ended June 30, 2019, including an increase of the balance of average SBA PPP loans.
Interest and fees on loans increased $297,000, or 0.6%, to $48.4 million during the three months ended June 30, 2020 compared to $48.1 million for the same period in 2019 due primarily to an increase in the average loan balance, offset partially by a decrease in the loan yield. Average loan balance increased $787.6 million, or 21.6%, to $4.44 billion during the three months ended June 30, 2020 compared to $3.65 billion during the three months ended June 30, 2019 due primarily to the origination of SBA PPP loans. The average balance of SBA PPP loans was $667.4 million for the three months ended June 30, 2020. Loan yield decreased 90 basis points to 4.38% for the three months ended June 30, 2020 from 5.28% for the three months ended June 30, 2019 due primarily to decreases in interest rates on adjustable rate instruments following the decreases to short-term rates and secondarily due to the impact of SBA PPP loans. The loan yield, excluding SBA PPP loans and incremental accretion on purchased loans, decreased 56 basis points to 4.56% for three months ended June 30, 2020 compared to 5.12% for the comparable quarter ended June 30, 2019. Loan yields decreased 24 basis points as a result of SBA PPP loans yielding a rate of 2.97% for the three months ended June 30, 2020. The impact of SBA PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after maturity of the loans.
Loan yield is also affected by incremental accretion on purchased loans. The impact of incremental accretion on loan yield decreased ten basis points from 0.16% for the quarter ended June 30, 2019. The impact of incremental accretion on loan yield will change during any period based on the volume of prepayments, but it is expected to decrease over time as the balance of the purchased loans decreases.
The following table presents loan yield and the impacts of the balances and interest and fees earned on SBA PPP loans and incremental accretion on purchased loans for three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Non-GAAP reconciliation of loan yield:(2)
Loan yield (GAAP)	4.38%	5.28%
Exclude Impact on loan yield from SBA PPP loan interest and fees	0.24	—
Exclude impact on loan yield from incremental accretion on purchased loans(1)	(0.06)	(0.16)
Loan yield excluding SBA PPP loans and incremental accretion on purchased loans (non-GAAP) (1) (2)	4.56%	5.12%
(1) Represents the amount of interest income recorded on purchased loans in excess of the contractual stated interest rate in the individual loan notes due to incremental accretion of purchased discount or premium. Purchased discount or premium is the difference between the contractual loan balance and the fair value of acquired loans at the acquisition date, or as modified under CECL Adoption. The purchased discount is accreted into income over the remaining life of the loan.
(2) For additional information, see "Non-GAAP Financial Measures."
Interest income on investment securities decreased $1.3 million, or 18.7%, to $5.5 million during the three months ended June 30, 2020 from $6.8 million during the three months ended June 30, 2019 due primarily to decreases in market interest rates impacting adjustable rate securities and decreases in average balances due primarily to prepayments and calls of investment securities in the currently low interest rate environment. The yield on the aggregate investment portfolio decreased 39 points to 2.41% for the quarter ended June 30, 2020 from 2.80% for the same period in 2019, including decreases of 43 and 12 basis points on the yield on taxable securities and nontaxable securities, respectively. The average balance of investment securities decreased by $54.5 million, or 5.6%, to $925.0 million during the three months ended June 30, 2020 from $979.5 million during the three months ended June 30, 2019. The decrease in the average balance investment securities included a $75.6 million, or 9.0%, decrease in the average balance of taxable securities, offset partially by a $21.0 million, or 15.1%, increase in the average balance of nontaxable securities.
Interest income on other interest earning assets, comprised of deposits at other financial institutions decreased $240,000, or 84.8%, to $43,000 during the three months ended June 30, 2020 from $283,000 for the same period in 2019 due primarily to decreases in the yield on interest earning deposits, offset partially by an increase in the average balance. The yield on interest earning deposits decreased 230 basis points to 0.09% during the three months ended June 30, 2020 compared to 2.39% during the same period in 2019 due to decreases in short-term market rates. The average balance of interest earning deposits increased $137.8 million, or 289.6%, to $185.4 million during the three months ended June 30, 2020 compared to $47.6 million during the same period in 2019 due primarily to the increase in deposit balances.
Interest Expense
Total interest expense decreased $999,000, or 21.3%, to $3.7 million for the three months ended June 30, 2020 compared to $4.7 million for the same period in 2019 due primarily to decreases in market interest rates following decreases in the federal funds target rate mentioned previously, offset partially by an increase in the average balance of total interest bearing liabilities. The cost of total interest bearing liabilities decreased 17 basis points to 0.43% for the three months ended June 30, 2020 from 0.60% for the three months ended June 30, 2019. The balance of average interest bearing liabilities increased $356.8 million, or 11.4%, to $3.48 billion during the three months ended June 30, 2020 compared to $3.12 billion during the same period in 2019.
Interest expense on total interest bearing deposits decreased $600,000, or 14.9%, to $3.4 million during the three months ended June 30, 2020 compared to $4.0 million during the same period in 2019 due primarily to a decrease in the cost of deposits following decreases in market rates, offset partially by the increase in the average balance. The cost of total interest bearing deposits decreased 13 basis points to 0.40% for the three months ended June 30, 2020 from 0.53% for the three months ended June 30, 2019. The average balance of interest bearing deposits increased $399.3 million, or 13.2%, to $3.43 billion for the three months ended June 30, 2020 compared to $3.03 billion for the same period in 2019 due primarily to proceeds from SBA PPP loans deposited directly into customer accounts and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19.
The decrease in interest expense on total interest bearing deposits is primarily related to a decrease in the cost of interest bearing demand and money market deposits of seven basis points to 0.25% during the three months ended June 30, 2020 from 0.32% for the same period in 2019, offset partially by an increase in the average balances of $423.8 million, or 21.0%, to $2.44 billion during the three months ended June 30, 2020 compared to $2.02 billion during the same period in 2019. The decrease in interest expense on total interest bearing deposits was offset partially by an increase in interest expense on cost of certificates of deposit due primarily to an increase in the cost of certificates of deposit of 10 basis points to 1.42% for the three months ended June 30, 2020 from 1.32% for the same period in 2019.
The Company was able to further mitigate the cost of interest bearing deposits by increasing the average balance of noninterest bearing demand deposits compared to total interest bearing deposits. The average balance of noninterest bearing demand deposits increased $537.3 million, or 39.9%, to $1.88 billion (or 35.9% of total deposits at June 30, 2020) for the three months ended June 30, 2020 compared to $1.35 billion (or 30.3% of total deposits at June 30, 2019) for the same period in 2019. The increase in the average balance of noninterest bearing deposits caused a decrease in the cost of total deposits of 11 basis points to 0.26% for the three months ended June 30, 2020 compared to 0.37% for the same period in 2019.
The decrease in interest expense was additionally the result of a decrease in the cost of FHLB advances of 208 basis points to 0.57% for the three months ended June 30, 2020 compared to 2.65% for the same period in 2019 due to the decrease in short-term market rates and the decrease in the average balance of FHLB advances of $37.2 million, or 88.3%, to $4.9 million during the three months ended June 30, 2020 compared to $42.1 million during the same period in 2019 funded by the increase in deposits.

Net Interest Margin
Net interest margin decreased 69 basis points to 3.64% for the three months ended June 30, 2020 from 4.33% for the same period in 2019 primarily due to the above mentioned changes in asset yields and costs of funds. The net interest spread decreased 65 basis points to 3.48% for the three months ended June 30, 2020 from 4.13% for the same period in 2019 primarily due to the decrease in the yield of total interest earning assets, offset partially by a decrease in the cost of total interest bearing liabilities.

Comparison of six months ended June 30, 2020 to the comparable period in the prior year
Net interest income decreased $1.5 million, or 1.5%, to $98.9 million for the six months ended June 30, 2020 compared to $100.3 million for the same period in 2019. The following table provides relevant net interest income information for the dates indicated:

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$4,095,340	$94,681	4.65%	$3,638,573	$94,806	5.25%
Taxable securities	790,189	10,203	2.60	830,671	11,756	2.85
Nontaxable securities (3)	141,224	1,733	2.47	144,522	1,843	2.57
Other interest earning assets	155,379	463	0.60	51,747	618	2.41
Total interest earning assets	5,182,132	107,080	4.16%	4,665,513	109,023	4.71%
Noninterest earning assets	752,986			668,644
Total assets	$5,935,118			$5,334,157
Interest Bearing Liabilities:
Certificates of deposit	$520,774	$3,822	1.48%	$508,220	$3,133	1.24%
Savings accounts	455,386	303	0.13	503,882	1,381	0.55
Interest bearing demand and money market accounts	2,321,305	3,508	0.30	2,033,878	3,106	0.31
Total interest bearing deposits	3,297,465	7,633	0.47	3,045,980	7,620	0.50
Junior subordinated debentures	20,657	503	4.90	20,364	694	6.87
Securities sold under agreement to repurchase	21,474	72	0.67	31,149	91	0.59
FHLB advances and other borrowings	2,949	8	0.55	22,086	294	2.68
Total interest bearing liabilities	3,342,545	8,216	0.49%	3,119,579	8,699	0.56%
Noninterest bearing demand deposits	1,651,737			1,339,108
Other noninterest bearing liabilities	134,031			100,840
Stockholders’ equity	806,805			774,630
Total liabilities and stockholders’ equity	$5,935,118			$5,334,157
Net interest income		$98,864			$100,324
Net interest spread			3.67%			4.15%
Net interest margin			3.84%			4.34%
Average interest earning assets to average interest bearing liabilities			155.04%			149.56%
(1)Annualized
(2)The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.
(3)Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Interest Income
Total interest income decreased $1.9 million, or 1.8%, to $107.1 million for the six months ended June 30, 2020 compared to $109.0 million for the same period in 2019 due primarily to decreases in yields on adjustable rate instruments following significant decreases in short-term market rates. The yield on total interest earning assets decreased 55 basis points to 4.16% for the six months ended June 30, 2020 compared to 4.71% for the six months ended June 30, 2019 and the balance of average interest earning assets increased $516.6 million, or 11.1%, to $5.18 billion for the six months ended June 30, 2020, including the average balance of SBA PPP loans of $333.7 million from $4.67 billion for the six months ended June 30, 2019.
Interest and fees on loans decreased $125,000, or 0.1%, to $94.7 million during the six months ended June 30, 2020 compared to $94.8 million for the same period in 2019 due primarily to decreases in loan yields, offset partially by increases in average loan balances. Loan yield decreased 60 basis points to 4.65% for the six months ended June 30, 2020 from 5.25% for the six months ended June 30, 2019 due primarily to decreases in the short term market rates and secondarily due to the impact of originations of lower yielding SBA PPP loans. Approximately 57.8% of the loan portfolio at December 31, 2019 was adjustable and 41.2% of those adjustable loans (23.9% of the loan portfolio) repriced within six months. Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans decreased 39 basis points to 4.71% for six months ended June 30, 2020 from 5.10% for the same period in 2019. The yield for SBA PPP loans was 2.97% for the six months ended June 30, 2020, negatively impacting the loan yield by 14 basis points.
Loan yield is also affected by incremental accretion on purchased loans. The impact of incremental accretion on loan yield decreased seven basis points from 0.15% for six months ended June 30, 2019. The impact of incremental accretion on loan yield will change during any period based on the volume of prepayments, but it is expected to decrease over time as the balance of the purchased loans decreases.
The decrease in interest income on loans was offset partially by an increase in the average balance of loans receivable of $456.8 million, or 12.5%, to $4.10 billion during the six months ended June 30, 2020 compared to $3.64 billion during the six months ended June 30, 2019. Average SBA PPP loans was $333.7 million during the six months ended June 30, 2020.
The following table presents loan yield and the impacts of the balances and interest and fees earned on SBA PPP loans and incremental accretion on purchased loans for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(Dollars in thousands)
Non-GAAP reconciliation of loan yield:(2)
Loan yield (GAAP)	4.65%	5.25%
Exclude Impact on loan yield from SBA PPP loans	0.14	—
Exclude impact on loan yield from incremental accretion on purchased loans(1)	(0.08)	(0.15)
Loan yield excluding SBA PPP loans and incremental accretion on purchased loans (non-GAAP) (1) (2)	4.71%	5.10%
(1) Represents the amount of interest income recorded on purchased loans in excess of the contractual stated interest rate in the individual loan notes due to incremental accretion of purchased discount or premium. Purchased discount or premium is the difference between the contractual loan balance and the fair value of acquired loans at the acquisition date, or as modified under our CECL Adoption. The purchased discount is accreted into income over the remaining life of the loan.
(2) For additional information, see "Non-GAAP Financial Measures."
Interest income on investment securities decreased $1.7 million, or 12.2%, to $11.9 million during the six months ended June 30, 2020 from $13.6 million during the six months ended June 30, 2019 due primarily to decreases in market interest rates impacting adjustable rate securities and decreases in the average balance of investment securities due primarily to prepayments and calls of securities due to the currently low interest rate environment. The yield on the aggregate investment portfolio decreased 23 points to 2.58% for the six months ended June 30, 2020 from 2.81% for the same period in 2019, including a decrease of 25 and ten basis points on the yield on taxable securities and nontaxable securities, respectively. The average balance of investment securities decreased $43.8 million, or 4.5%, to $931.4 million during the six months ended June 30, 2020 from $975.2 million during the six months ended June 30, 2019. The decrease in the average balance of investment securities included a decrease of $40.5 million, or 4.9%, in the average balance of taxable securities and a decrease of $3.3 million, or 2.3%, in the average balance of nontaxable securities.
Interest income on interest earning deposits decreased $155,000, or 25.1%, to $463,000 during the six months ended June 30, 2020 from $618,000 during the six months ended June 30, 2019 due to decreases in the yield on interest earning deposits as a result of decreases in short-term market rates, offset partially by increases in the average balance of interest earning deposits. The yield on interest earning deposits decreased 181 basis points to 0.60% during the six months ended June 30, 2020 compared to 2.41% during the same period in 2019. Average interest earning deposits increased $103.5 million, or 200.3%, to $155.4 million during the six months ended June 30, 2020 compared to $51.7 million during the same period in 2019.
Interest Expense
Total interest expense decreased $483,000, or 5.6%, to $8.2 million for the six months ended June 30, 2020 compared to $8.7 million for the same period in 2019 due primarily to decreases in market interest rates following decreases in the federal funds target rate mentioned previously, mostly offset by an increase in the average balance of total interest bearing liabilities. The cost of total interest bearing liabilities decreased seven basis points to 0.49% for the six months ended June 30, 2020 from 0.56% for the six months ended June 30, 2019. The balance of average interest bearing liabilities increased $223.0 million, or 7.1%, to $3.34 billion for the six months ended June 30, 2020 compared to $3.12 billion for the same period in 2019 due primarily to proceeds from SBA PPP loans deposited directly into customer deposit accounts and an increase in deposits due to reduced withdrawals from deposit accounts due to a change in customer spending habits due to COVID-19.
While the interest expense on deposits remained at $7.6 million during both the six months ended June 30, 2020 and 2019, the deposit mix changed between the periods. The six months ended June 30, 2020 included a decrease in interest expense of $1.0 million due to decrease in cost and average balance of savings accounts, offset by an increase in interest expense of $689,000 due to increases in the cost and average balance of certificates of deposit and $402,000 due primarily to increases in interest bearing deposit accounts as compared to the same period last year.
The Company was able to further mitigate the cost of interest bearing deposits by increasing the average balance of noninterest bearing demand deposits compared to total interest bearing deposits. The average balance of noninterest bearing demand deposits increased $312.6 million, or 23.3%, to $1.65 billion for the six months ended June 30, 2020 compared to $1.34 billion for the same period in 2019. The increase in the average balance of noninterest bearing deposits caused a decrease in the total cost of deposits of four basis points to 0.31% for the six months ended June 30, 2020 from 0.35% for the same period in 2019.
The decrease in interest expense was additionally the result of the cost of FHLB advances decreasing 213 basis points to 0.55% for the three months ended June 30, 2020 compared to 2.68% for the same period in 2019 due to decreases in short-term market rates and the decrease in the average balance of FHLB advances of $19.1 million, or 86.7%, to $2.9 million during the three months ended June 30, 2020 compared to $22.1 million during the same period in 2019 funded by the increase in deposits.
Net Interest Margin
Net interest margin decreased 50 basis points to 3.84% for the six months ended June 30, 2020 from 4.34% for the same period in 2019 primarily due to the above mentioned decreases in asset yields and changes in cost of funds. The net interest spread decreased 48 basis points to 3.67% for the six months ended June 30, 2020 from 4.15% for the same period in 2019 primarily due to the decrease in the yield of interest earning assets.

Provision for Credit Losses
Effective January 1, 2020, the Bank adopted ASU 2016-13. CECL Adoption replaced the allowance for loan losses with the ACL on loans and replaced the related provision for loan losses with the provision for credit losses on loans. CECL Adoption also replaced the allowance for unfunded commitments with the ACL on unfunded commitments and replaced the related provision for unfunded commitments with the provision for credit losses on unfunded commitments. The aggregate of the provision for credit losses on loans and the provision for credit losses on unfunded commitments is presented on the Company's Condensed Consolidated Statements of Operations as the provision for credit losses. The ACL on unfunded commitments is included on the Company's Condensed Consolidated Statements of Financial Condition as accrued expenses and other liabilities.
The following table presents the provision for credit losses for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Provision for credit losses on loans	$25,941	$1,367	$35,905	$2,287
Provision for credit losses on unfunded commitments	2,622	—	604	—
Provision for credit losses	$28,563	$1,367	$36,509	$2,287

Provision for Credit Losses on Loans
The Bank has established a comprehensive methodology for determining its ACL on loans. The ACL on loans is increased by provision for credit losses on loans charged to earnings. The amount of the provision expense recognized during the three and six months ended June 30, 2020 was calculated based on a thorough review of the loan portfolio and in accordance with the Bank's CECL methodology for determining the current expected credit losses on loans. The amount of the provision expense recognized during the three and six months ended June 30, 2019 was calculated in accordance with the Bank's incurred loss methodology. For additional information, see the section entitled "Analysis of Allowance for Credit Losses on Loans" below.

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
Comparison of quarter ended June 30, 2020 to the comparable quarter in the prior year.
The provision for credit losses on loans increased $24.6 million, or 1797.7% to $25.9 million for the three months ended June 30, 2020 from $1.4 million for the three months ended June 30, 2019 due primarily due to the worsening of the economic conditions during the three months ended June 30, 2020 as explained in the "Analysis of Allowance for Credit Losses on Loans" below. The provision for loan losses during the three months ended June 30, 2019 was estimated under the previously utilized incurred loss methodology.
Comparison of six months ended June 30, 2020 to the comparable period in the prior year.
The provision for credit losses on loans increased $33.6 million, or 1470.0%, to $35.9 million for the six months ended June 30, 2020 from $2.3 million for the six months ended June 30, 2019 due primarily to the worsening of the economic conditions as explained in the "Analysis of Allowance for Credit Losses on Loans" below. The provision for loan losses recognized during the six months ended June 30, 2019 was estimated under the previously utilized incurred loss methodology.

Provision for Credit Losses on Unfunded Commitments
The Bank has established a comprehensive methodology for determining its ACL on unfunded commitments, which is similar to the ACL on loans with additional considerations for the likelihood of funding over the contractual life of the commitment. The ACL on unfunded commitments is increased by the provision for credit losses recorded through earnings. The amount of the provision expense recognized during the three and six months ended June 30, 2020 was calculated based on a thorough review of the loan portfolio and in accordance with the Bank's CECL methodology for determining the current expected credit losses on unfunded commitments. The amount of the provision expense recognized during the three and six months ended June 30, 2019 was calculated in accordance with the Bank's incurred loss methodology. For additional information, see the section entitled "Analysis of Allowance for Credit Losses on Loans" below.

Comparison of quarter ended June 30, 2020 to the comparable quarter in the prior year.
The Bank recorded a provision for credit losses on unfunded commitments of $2.6 million during the three months ended June 30, 2020 primarily as a result of an increase in estimated loss rates as a result of worsening economic conditions due to COVID-19 and a decrease in the utilization rates of revolving commercial and industrial loans to 26.2% at June 30, 2020 compared to 37.5% at March 31, 2020. The Company did not record a provision for credit losses on unfunded commitments during the same period in 2019 under the incurred loss methodology.
Comparison of six months ended June 30, 2020 to the comparable period in the prior year.
The Bank recorded a provision for credit losses on unfunded commitments of $604,000 during the six months ended June 30, 2020 primarily as a result of an increase in the estimated loss rates and a decrease in the utilization rates of revolving commercial and industrial loans from 34.5% at December 31, 2019, offset partially by an increase in the utilization rate of commercial construction loans to 46.6% at June 30, 2020 compared to 35.6% at December 31, 2019. The Company did not record a provision for credit losses on unfunded commitments during the same period in 2019 under the incurred loss methodology.

Noninterest Income
Comparison of quarter ended June 30, 2020 to the comparable quarter in the prior year.
Total noninterest income increased $684,000, or 9.0%, to $8.2 million for the three months ended June 30, 2020 from $7.6 million for the same period in 2019. The following table presents the change in the key components of noninterest income for the periods noted:

	Three Months Ended June 30,
	2020	2019	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$3,600	$4,845	$(1,245)	(25.7)%
Gain on sale of investment securities, net	409	33	376	1,139.4
Gain on sale of loans, net	1,135	368	767	208.4
Interest rate swap fees	769	161	608	377.6
Other income	2,335	2,157	178	8.3
Total noninterest income	$8,248	$7,564	$684	9.0%

Gain on sale of loans, net, increased $767,000, or 208.4%, to $1.1 million for the three months ended June 30, 2020 compared to $368,000 for the same period in 2019 primarily as a result of an increase in sales due to an increase in origination volume generated by the currently low interest rate environment. Mortgage originations held for sale increased by $21.1 million, or 180.0%, to $32.8 million for the three months ended June 30, 2020 from $11.7 million for the same period in 2019.
Interest rate swap fees increased $608,000, or 377.6%, to $769,000 for the three months ended June 30, 2020 compared to $161,000 in the same period in 2019 based on an increase in customer transactions.
The increase in noninterest income was offset partially by a decrease in service charges and other fees of $1.2 million, or 25.7%, to $3.6 million for the three months ended June 30, 2020 compared to $4.8 million for the same period in 2019 due primarily to a decrease in overdraft fees of $711,000 and interchange fees of $256,000. The decrease in overdraft fees and interchange fees is attributed to a decrease in transactions due to a change in customer spending habits during the COVID-19 pandemic.

Comparison of six months ended June 30, 2020 to the comparable period in the prior year
Total noninterest income increased $2.7 million, or 18.3%, to $17.7 million for the six months ended June 30, 2020 compared to $15.0 million for the same period in 2019. The following table presents the change in the key components of noninterest income for the periods noted:

	Six Months Ended June 30,
	2020	2019	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$7,976	$9,330	$(1,354)	(14.5)%
Gain on sale of investment securities, net	1,423	48	1,375	2,864.6
Gain on sale of loans, net	1,682	620	1,062	171.3
Interest rate swap fees	1,065	161	904	561.5
Other income	5,588	4,834	754	15.6
Total noninterest income	$17,734	$14,993	$2,741	18.3%

Gain on sale of investment securities, net increased $1.4 million, or 2,864.6%, to $1.4 million for the six months ended June 30, 2020 from $48,000 during the same period in 2019 as a result of the Bank's active management of the investment portfolio in the current interest rate environment.
Gain on sale of loans, net increased $1.1 million, or 171.3%, to $1.7 million for the six months ended June 30, 2020 compared to $620,000 for the same period in 2019 primarily as a result of an increase in sales due to an increase in origination volume generated by the currently low interest rate environment. Mortgage loan held for sale originations increased by $28.5 million, or 140.3%, to $48.8 million for the six months ended June 30, 2020 from $20.3 million for the six months ended June 30, 2019.
Interest rate swap fees increased $904,000, or 561.5%, to $1.1 million for the six months ended June 30, 2020 compared to $161,000 in the same period in 2019 based on customer transactions.
Other income increased $754,000, or 15.6%, to $5.6 million for the six months ended June 30, 2020 compared to $4.8 million for the same period in 2019 due primarily to $653,000 received from a BOLI death benefit recognized during the six months ended June 30, 2020.
The increase in noninterest income was offset partially by a decrease in service charges and other fees of $1.4 million to $8.0 million for the six months ended June 30, 2020 compared to $9.3 million for the same period in 2019 due primarily to a decrease in overdraft fees and interchange fees for the same reasons as discussed above for the current quarter.

Noninterest Expense
Comparison of quarter ended June 30, 2020 to the comparable quarter in the prior year.
Noninterest expense decreased $474,000, or 1.3%, to $37.1 million during the three months ended June 30, 2020 from $37.5 million during the three months ended June 30, 2019. The following table presents changes in the key components of noninterest expense for the periods noted:

	Three Months Ended June 30,
	2020	2019	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$21,927	$21,982	$(55)	(0.3)%
Occupancy and equipment	5,529	5,451	78	1.4
Data processing	2,323	2,109	214	10.1
Marketing	696	1,106	(410)	(37.1)
Professional services	2,169	1,305	864	66.2
State/municipal business and use tax	905	809	96	11.9
Federal deposit insurance premium	238	426	(188)	(44.1)
Other real estate owned, net	(170)	289	(459)	(158.8)
Amortization of intangible assets	903	1,026	(123)	(12.0)
Other expense	2,553	3,044	(491)	(16.1)
Total noninterest expense	$37,073	$37,547	$(474)	(1.3)%

Other expense decreased $491,000, or 16.1%, to $2.6 million for the three months ended June 30, 2020 from $3.0 million for the same period in 2019 due primarily to reduction of employee travel, conference, and entertainment expenses related to the Bank's suspension of non-essential travel due to COVID-19.
Other real estate owned, net decreased $459,000, or 158.8%, to a gain of $170,000 for the three months ended June 30, 2020 from an expense of $289,000 for the same period in 2019 as a result of a gain on sale recognized during the three months ended June 30, 2020 compared to a loss on sale recognized during the three months ended June 30, 2019.
Marketing expense decreased $410,000, or 37.1%, to $696,000 for the three months ended June 30, 2020 from $1.1 million for the same period in 2019 due primarily to the delayed timing of contributions for community sponsorships and sponsored events due to COVID-19 restrictions.
Federal deposit insurance premium expense decreased $188,000, or 44.1%, to $238,000 for the three months ended June 30, 2020 from $426,000 for the same period in 2019 due to the use of the Bank's remaining small bank credits during the three months ended June 30, 2020 compared to no credit available to be recognized during the three months ended June 30, 2019. Federal deposit insurance premium expense will return to normal levels next quarter.

These decreases in noninterest expense were offset partially by an increase in professional services of $864,000 to $2.2 million for the three months ended June 30, 2020 compared to $1.3 million for the same period in 2019 related primarily to the launch of the new mobile and online commercial banking platform, "Heritage Direct," starting in first quarter 2020. The implementation of Heritage Direct was completed during the three months ended June 30, 2020.
The ratio of noninterest expense to average total assets (annualized) was 2.36% for the three months ended June 30, 2020 compared to 2.81% for the three months ended June 30, 2019. The decrease was primarily due to an increase in average total assets due primarily to SBA PPP originations during the three months ended June 30, 2020.
Comparison of six months ended June 30, 2020 to the comparable period in the prior year
Noninterest expense increased $261,000, or 0.4%, to $74.3 million during the six months ended June 30, 2020 compared to $74.1 million for the six months ended June 30, 2019. The following table presents changes in the key components of noninterest expense for the periods noted:

	Six Months Ended June 30,
	2020	2019	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$44,433	$43,896	$537	1.2%
Occupancy and equipment	11,260	10,909	351	3.2
Data processing	4,683	4,282	401	9.4
Marketing	1,562	2,204	(642)	(29.1)
Professional services	3,546	2,478	1,068	43.1
State/municipal business and use tax	1,662	1,607	55	3.4
Federal deposit insurance premium	238	711	(473)	(66.5)
Other real estate owned, net	(145)	375	(520)	(138.7)
Amortization of intangible assets	1,806	2,051	(245)	(11.9)
Other expense	5,288	5,559	(271)	(4.9)
Total noninterest expense	$74,333	$74,072	$261	0.4%

Professional services increased $1.1 million, or 43.1%, to $3.5 million during the six months ended June 30, 2020 from $2.5 million during the six months ended June 30, 2019 related primarily to the Heritage Direct platform previously mentioned. The implementation of the new banking platform was completed during the six months ended June 30, 2020.
Compensation and employee benefits increased $537,000, or 1.2%, to $44.4 million during the six months ended June 30, 2020 from $43.9 million during the six months ended June 30, 2019 due primarily to standard increases in salaries as well as extra pay to retail branch staff due to customer-facing interactions during the COVID-19 pandemic of $410,000, increase in overtime expenses of $237,000 related mostly to SBA PPP loan processing, and an increase in sales commission expense related to the mortgage department's increased production, offset partially by the deferral of $900,000 of compensation related to origination costs of SBA PPP loans.
Marketing decreased $642,000, or 29.1%, to $1.6 million during the six months ended June 30, 2020 from $2.2 million during the six months ended June 30, 2019 due primarily to the delayed timing of contributions for community sponsorships and sponsored events due to COVID-19 restrictions.
Other real estate owned, net decreased $520,000, or 138.7%, to a gain of $145,000 during the six months ended June 30, 2020 from an expense of $375,000 during the six months ended June 30, 2019 as a result of net gains on sale recognized during the six months ended June 30, 2020 compared to a loss on sales recognized during the six months ended June 30, 2019.
Federal deposit insurance premium expense decreased $473,000, or 66.5%, to $238,000 during the six months ended June 30, 2020 from $711,000 during the six months ended June 30, 2019 due to the recognition of the remaining small bank credits awarded by the FDIC during the six months ended June 30, 2020 compared to no credits available to be recognized during the same period ended 2019.
The ratio of noninterest expense to average total assets (annualized) was 2.52% for the six months ended June 30, 2020, compared to 2.80% for the six months ended June 30, 2019. The decrease was primarily due to an increase in average total assets due primarily to SBA PPP originations during the six months ended June 30, 2020.

Income Tax Expense
Comparison of quarter ended June 30, 2020 to the comparable quarter in the prior year.
Income tax expense decreased $4.1 million, or 129.2%, to an income tax benefit of $936,000 for the three months ended June 30, 2020 from an income tax expense of $3.2 million for the three months ended June 30, 2019. The effective tax rate was 13.2% for the three months ended June 30, 2020 compared to 16.7% for the same period in 2019. The decrease in the effective tax rate from the quarter ended June 30, 2019 was due primarily to the decrease in pre-tax income as was as an increase in tax-exempt investments.
Comparison of six months ended June 30, 2020 to the comparable period in the prior year.
Income tax expense decreased $6.7 million, or 104.6%, to an income tax benefit of $296,000 for the six months ended June 30, 2020 from an income tax expense of $6.4 million for the six months ended June 30, 2019. The effective tax rate was 5.1% for the six months ended June 30, 2020 compared to 16.5% for the same period in 2019. The decrease in the income tax expense and effective tax rate during the six months ended June 30, 2020 was due primarily to a provision in the CARES Act, which permitted the Company to recognize a $1.0 million benefit from net operating losses related to prior acquisitions during the six months ended June 30, 2020 and due to a decrease in pre-tax income which results in an increased impact of favorable permanent tax items such as tax-exempt investments and low income housing tax credits.

Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition from December 31, 2019 to June 30, 2020:

	June 30, 2020	December 31, 2019	Change	% Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$415,075	$228,568	$186,507	81.6%
Investment securities available for sale, at fair value, net	879,927	952,312	(72,385)	(7.6)
Loans held for sale	3,783	5,533	(1,750)	(31.6)
Loans receivable, net	4,594,832	3,731,708	863,124	23.1
Other real estate owned	—	841	(841)	(100.0)
Premises and equipment, net	86,897	87,888	(991)	(1.1)
Federal Home Loan Bank stock, at cost	6,661	6,377	284	4.5
Bank owned life insurance	107,401	103,616	3,785	3.7
Accrued interest receivable	17,813	14,446	3,367	23.3
Prepaid expenses and other assets	194,224	164,129	30,095	18.3
Other intangible assets, net	14,807	16,613	(1,806)	(10.9)
Goodwill	240,939	240,939	—	—
Total assets	$6,562,359	$5,552,970	$1,009,389	18.2%

Liabilities
Deposits	$5,567,733	$4,582,676	$985,057	21.5%
Junior subordinated debentures	20,741	20,595	146	0.7
Securities sold under agreement to repurchase	24,444	20,169	4,275	21.2
Accrued expenses and other liabilities	155,789	120,219	35,570	29.6
Total liabilities	5,768,707	4,743,659	1,025,048	21.6
Stockholders' equity
Common stock	569,329	586,459	(17,130)	(2.9)
Retained earnings	198,342	212,474	(14,132)	(6.7)
Accumulated other comprehensive income, net	25,981	10,378	15,603	150.3
Total stockholders' equity	793,652	809,311	(15,659)	(1.9)
Total liabilities and stockholders' equity	$6,562,359	$5,552,970	$1,009,389	18.2%

Total assets increased $1.01 billion, or 18.2%, to $6.56 billion as of June 30, 2020 compared to $5.55 billion as of December 31, 2019.
Loans receivable, net, increased $863.1 million, or 23.1%, to $4.59 billion at June 30, 2020 compared to $3.73 billion as of December 31, 2019 due primarily to SBA PPP loan originations of $856.5 million and increases in non-owner occupied CRE loans of $63.0 million, owner-occupied CRE loans of $33.1 million and real estate construction and land development loans of $31.3 million, offset partially by decreases in commercial and industrial loans of $59.0 million and consumer loans of $27.3 million. The decrease in commercial and industrial loans was due primarily to decreases in lines of credit balances. The utilization rate for commercial and industrial lines of credit was 26.2% and 34.5% at June 30, 2020 and December 31, 2019, respectively. The decrease in consumer loans was primarily due to the cessation of indirect auto loan originations.
Investment securities available for sale decreased $72.4 million, or 7.6%, to $879.9 million at June 30, 2020 from $952.3 million at December 31, 2019 primarily as a result of calls, principal payments and sales of investment securities of $195.1 million, offset partially by new purchases of $103.1 million and an increase in net unrealized gains due to a decrease in interest rates during the six months ended June 30, 2020 that positively impacted the fair value of our bond portfolio.
Prepaid expenses and other assets increased $30.1 million, or 18.3%, to $194.2 million at June 30, 2020 from $164.1 million at December 31, 2019 primarily as a result of an increase in the fair value of back-to-back interest rate swap contracts of $23.3 million and an investment in a Low Income Housing Tax Credit partnership of $10.2 million, both of which had a corresponding increase in accrued expenses and other liabilities. Accrued expenses and other liabilities increased $35.6 million, or 29.6%, to $155.8 million at June 30, 2020 compared to $120.2 million as of December 31, 2019.
Total deposits increased $985.1 million, or 21.5%, to $5.57 billion at June 30, 2020 from $4.58 billion at December 31, 2019 due primarily to increases in noninterest bearing demand deposits of $553.3 million, or 38.2%, to $2.00 billion, interest bearing demand deposits of $244.3 million, or 18.1%, to $1.59 billion, money market accounts of $228.1 million, or 30.3%, to $981.8 million, offset partially by decreases in certificate of deposit accounts of $33.9 million, or 6.5%, to $490.6 million and savings accounts of $6.6 million, or 1.3%, to $502.5 million. The increase in total deposits was due primarily to proceeds from SBA PPP loans deposited directly into customer deposit accounts and an increase in deposits due to reduced withdrawals from deposit accounts due to a change in customer spending habits due to COVID-19. Non-maturity deposits as a percentage of total deposits increased to 91.2% as of June 30, 2020 from 88.6% at December 31, 2019.

Lending Activities
The Bank is a full service commercial bank, which originates a wide variety of loans with a focus on commercial business loans. Loans receivable increased $898.5 million, or 23.8%, to $4.67 billion at June 30, 2020 from $3.77 billion at December 31, 2019.
The following table provides information about our loan portfolio by type of loan at the dates indicated and the change between these dates. These balances are net of deferred fees, costs, and are prior to deduction for the ACL on loans.

	June 30, 2020		December 31, 2019
	Balance (1)	% of Total (2)	Balance (1)	% of Total (2)	Change	% of Balance Change
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$793,217	17.0%	$852,220	22.6%	$(59,003)	(6.9)%
SBA PPP	856,490	18.4	—	—	856,490	100.0
Owner-occupied CRE	838,303	18.0	805,234	21.4	33,069	4.1
Non-owner occupied CRE	1,351,775	29.0	1,288,779	34.2	62,996	4.9
Total commercial business	3,839,785	82.4	2,946,233	78.2	893,552	30.3
One-to-four family residential (3)	132,546	2.8	131,660	3.5	886	0.7
Real estate construction and land development:
One-to-four family residential	108,821	2.3	104,296	2.8	4,525	4.3
Five or more family residential and commercial properties	197,163	4.2	170,350	4.5	26,813	15.7
Total real estate construction and land development	305,984	6.5	274,646	7.3	31,338	11.4
Consumer	388,018	8.3	415,340	11.0	(27,322)	(6.6)
Loans receivable	$4,666,333	100.0%	$3,767,879	100.0%	$898,454	23.8
(1) Balances do not include undisbursed loan commitments.
(2) Percent of loans receivable.
(3) Excludes loans held for sale of $3.8 million and $5.5 million at June 30, 2020 and December 31, 2019, respectively.
Included in the amortized cost of loans are net discounts on loans purchased in mergers and acquisitions. Upon the adoption of CECL, the Bank increased the net discount for PCD loans by $1.6 million related to the PCI to PCD transition. The remaining total net discount for purchased loans, including PCD loans and non-PCD loans, was $8.3 million at June 30, 2020 compared to $8.4 million at December 31, 2019.

Nonperforming Assets and Credit Quality Metrics
The following table provides information about our nonaccrual loans, other real estate owned and performing TDR loans for the indicated dates:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$33,382	$44,320
One-to-four family residential	160	19
Consumer	86	186
Total nonaccrual loans (1)	33,628	44,525
Other real estate owned	—	841
Total nonperforming assets	$33,628	$45,366

ACL on loans	$71,501	$36,171
Nonperforming loans to loans receivable	0.72%	1.18%
ACL on loans to loans receivable	1.53	0.96
ACL on loans to loans receivable, excluding SBA PPP loans (2)	1.88	0.96
ACL on loans to nonperforming loans	212.62	81.24
Nonperforming assets to total assets	0.51%	0.82%

Performing TDR loans:
Commercial business	$18,367	$13,661
One-to-four family residential	192	196
Real estate construction and land development	1,751	237
Consumer	377	375
Total performing TDR loans	$20,687	$14,469
Accruing loans past due 90 days or more	$—	$—
Potential problem loans	100,554	87,788
(1)At June 30, 2020 and December 31, 2019, $20.9 million and $26.3 million of nonaccrual loans were considered nonperforming TDR loans, respectively.
(2) See NonGAAP Financial Measures section herein.
Nonaccrual Loans. Nonaccrual loans decreased $10.9 million to $33.6 million, or 0.72% of loans receivable at June 30, 2020 from $44.5 million, or 1.18% of loans receivable at December 31, 2019. The decrease was due primarily to the net principal payment related to a significant agricultural lending relationship of $7.8 million and a full payoff of a commercial business relationship of $2.3 million.

The following table reflects the changes in nonaccrual loans during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Nonaccrual loans
Balance, beginning of period	$44,525	$13,696
Addition of previously classified pass graded loans	259	3,581
Addition of previously classified potential problem loans (1)	3,568	6,353
Net principal payments and transfer to accruing status	(13,799)	(3,940)
Charge-offs	(655)	(400)
Transfer to OREO	(270)	—
Balance, end of period	$33,628	$19,290
(1) Includes $1.3 million of PCI loans which were converted to PCD loans as part of CECL Adoption.
At June 30, 2020, nonaccrual loans of $3.4 million had a related ACL on loans of $946,000 and nonaccrual loans of $30.2 million had no related ACL on loans. At December 31, 2019, nonaccrual loans of $4.4 million had a related allowance for loan losses of $763,000 and nonaccrual loans of $40.1 million had no allowance for loan losses.
At June 30, 2020, nonperforming TDR loans, included in the nonaccrual loan table above, were $20.9 million and had a related ACL on loans of $371,000, including $19.7 million of nonperforming TDR loans with no related ACL on loans. At December 31, 2019, nonperforming TDR loans were $26.3 million and had a related allowance for loan losses of $218,000, including $24.2 million of nonperforming TDR loans with no related ACL on loans.
Nonperforming Assets. Nonperforming assets consist of nonaccrual loans and other real estate owned. Nonperforming assets decreased $11.7 million to $33.6 million, or 0.51% of total assets, at June 30, 2020 from $45.4 million, or 0.82% of total assets, at December 31, 2019 due to the decrease in nonaccrual loans discussed above and the decrease in other real estate owned resulting from the disposition of the two remaining properties during the six months ended June 30, 2020.
Troubled Debt Restructured Loans. Performing TDR loans are TDRs on accrual status. They may be individually or collectively evaluated for ACL based on criteria as outlined in our accounting policies. Performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite the restructured status. The performing TDR loans increased $6.2 million, or 43.0%, to $20.7 million at June 30, 2020 from $14.5 million at December 31, 2019. The increase was due primarily to additions of previously classified pass graded loans, including three commercial business lending relationships totaling $3.5 million of which $2.1 million was modified as a result of the adverse economic impact from COVID-19, and additions of previously classified potential problem loans, including one residential construction relationship of $1.5 million.
The following table reflects the changes in performing TDR loans during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(In thousands)
Performing TDR loans
Balance, beginning of period	$14,469	$22,744
Addition of previously classified pass graded loans	4,058	2,631
Addition of previously classified potential problem loans	2,814	4,671
Loans added formerly nonaccrual	281	—
Charge-offs	—	(10)
Net principal payments	(935)	(4,108)
Balance, end of period	$20,687	$25,928

The related ACL on loans for performing TDR loans was $1.6 million as of June 30, 2020 and $1.3 million as of December 31, 2019.
Potential Problem Loans. Potential problem loans increased $12.8 million, or 14.5%, to $100.6 million at June 30, 2020 compared to $87.8 million at December 31, 2019. The increase was primarily attributed to the addition of six commercial business relationships, including two hotels, totaling $20.6 million which were downgraded as a result of the adverse economic impact from COVID-19. The Company's practice on COVID-19 related loan issues was to downgrade to a "Watch" grade if the loan was modified, unless the borrower exhibited strong financial position, or other factors indicated a more severe grade was necessary. The additions to potential problem loans also included 11 commercial business relationships totaling $16.2 million which were downgraded to increase oversight of these credits due to other concerns. The increase in potential problem loans for the six months ended June 30, 2020 was partially offset by net principal payments of $18.2 million, including payment in full of three commercial and industrial relationships totaling $4.7 million.
The following table reflects the changes in potential problem loans during the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

Potential problem loans
Balance, beginning of period	$87,788	$101,320
Addition of previously classified pass graded loans	43,942	40,708
Upgrades to pass graded loan status	(6,592)	(2,858)
Net principal payments	(18,202)	(13,650)
Transfers of loans to nonaccrual and TDR status	(6,382)	(11,024)
Charge-offs	—	(427)
Balance, end of period	$100,554	$114,069

Analysis of Allowance for Credit Losses on Loans
Allowance for credit losses on loans
Effective January 1, 2020, the Bank adopted ASU 2016-13. The adoption replaced the allowance for loan losses with the ACL on loans on the Condensed Consolidated Statements of Financial Condition and replaced the related provision for loan losses with the provision for credit losses on loans on the Condensed Consolidated Statements of Operations.
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
The following table provides information regarding changes in our ACL on loans and the allowance for loan losses at and for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
ACL on loans at the beginning of the period	$47,540	$36,152	$36,171	$35,042
Impact of CECL adoption	—	—	1,822	—
Adjusted ACL on loans, beginning of the period	47,540	36,152	37,993	35,042

Charge-offs:
Commercial business	(1,824)	(774)	(3,046)	(877)
One-to-four family residential	—	(15)	—	(30)
Consumer	(431)	(566)	(806)	(1,152)
Total charge-offs	(2,255)	(1,355)	(3,852)	(2,059)
Recoveries:
Commercial business	71	62	1,140	221
One-to-four family residential	—	—	3	—
Real estate construction and land development	7	7	21	625
Consumer	197	130	291	247
Total recoveries	275	199	1,455	1,093
Net charge-offs	(1,980)	(1,156)	(2,397)	(966)

Net Credit Loss	1,980	1,156	2,397	966
Reserve Build	23,961	211	33,508	1,321
Provision for credit losses on loans	25,941	1,367	35,905	2,287

ACL on loans at the end of the period	$71,501	$36,363	$71,501	$36,363

ACL on loans to loans receivable	1.53%	0.98%	1.53%	0.98%
ACL on loans to loans receivable, excluding SBA PPP loans (3)	1.88	0.98	1.88	0.98
Net charge-offs on loans to average loans, net (1)	0.18%	0.13%	0.12%	0.05%

Loans receivable at the end of the period (2)	$4,666,333	$3,718,283	$4,666,333	$3,718,283
Average loans receivable, net during the period (2)	4,442,108	3,654,475	4,095,340	3,638,573
(1) Annualized.
(2) Excludes loans held for sale.
(3) See NonGAAP Financial Measures herein.
The ACL on loans increased $35.3 million, or 97.7%, to $71.5 million at June 30, 2020 from $36.2 million at December 31, 2019, and increased $33.5 million, or 88.2%, from the adjusted beginning balance of $38.0. The increase in ACL was primarily the result of the provision for credit losses on loans of $35.9 million recognized during the six months ended June 30, 2020 due primarily to forecasted credit deterioration reflecting economic conditions as a result of the COVID-19 pandemic.

The macroeconomic forecast used in the CECL model as of June 30, 2020 was as of June 9, 2020, and included the actual results of the sharp recession, followed by forecasted widened "U-shaped" recovery with unemployment rate spiking to 13% in second quarter 2020 and decreasing to 5% by 2023, and GDP slumping 6.1% in 2020, but rebounding 6.3% in 2021, with modest increases in GDP in future years. This forecast is in stark contrast to that used in CECL model as of January 1, 2020, which predicted steady GDP growth and unemployment rates similar to the 4% at December 31, 2019, among other factors.
The Company recorded charge-offs of $3.9 million during the six months ended June 30, 2020 due primarily to commercial and industrial loan charge-offs of $3.0 million, including one loan of $1.7 million that had been experiencing financial difficulties. Due to issues surrounding the control of the underlying loan collateral, the Bank determined it appropriate to charge-off the entire balance and pursue an aggressive collection strategy. The Company recorded recoveries of $1.5 million during the six months ended June 30, 2020 primarily due to the full recovery of an agricultural lending relationship of $963,000 which was charged-off during the three months ended December 31, 2019.
Based on the Bank's established comprehensive CECL methodology, management deemed the ACL on loans of $71.5 million (1.53% of loans receivable and 212.62% of nonperforming loans) at June 30, 2020 appropriate to provide for current expected credit losses in the portfolio. This compares to an allowance for loan losses of $36.2 million (0.96% of loans receivable and 81.24% of nonperforming loans) at December 31, 2019 under the incurred loss methodology.
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

Deposits and Other Borrowings
Total deposits increased $985.1 million, or 21.5%, to $5.57 billion at June 30, 2020 from $4.58 billion at December 31, 2019. Non-maturity deposits as a percentage of total deposits increased 2.6% to 91.2% at June 30, 2020 compared to 88.6% at December 31, 2019.
The following table summarizes the Company's deposits as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total	Change	% of Balance Change
	(Dollars in thousands)
Noninterest demand deposits	$1,999,754	35.9%	$1,446,502	31.6%	$553,252	38.2%
Interest bearing demand deposits	1,593,074	28.6	1,348,817	29.4	244,257	18.1
Money market accounts	981,750	17.6	753,684	16.4	228,066	30.3
Savings accounts	502,508	9.1	509,095	11.2	(6,587)	(1.3)
Total non-maturity deposits	5,077,086	91.2	4,058,098	88.6	1,018,988	25.1
Certificates of deposit	490,647	8.8	524,578	11.4	(33,931)	(6.5)
Total deposits	$5,567,733	100.0%	$4,582,676	100.0%	$985,057	21.5

The increase in deposits is primarily due to the proceeds from SBA PPP loans deposited directly into the customers' deposit accounts, reduced withdrawals from customer deposit accounts based on changes in spending habits during the COVID-19 pandemic, and an increase in new deposit accounts. At June 30, 2020, the Bank had approximately 839 deposit accounts with balances of approximately $100.6 million related to new customers that received a SBA PPP loan from the Bank.

Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank also utilizes securities sold under agreement to repurchase as a supplement to its funding sources, which are secured by available for sale investment securities. During the latter part of 2019, the Bank made an effort to transition customers from securities sold under agreement to repurchase to other deposit products. As of June 30, 2020 and December 31, 2019, only three customers utilized this product with balances $24.4 million at June 30, 2020, an increase of $4.3 million, or 21.2%, from $20.2 million at December 31, 2019 due primarily to customer activity during the period.
The Company also has junior subordinated debentures with a par value of $25.0 million which pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures was $20.7 million at June 30, 2020, which reflects the fair value of the junior subordinated debentures established as part of the merger with Washington Banking Company on May 1, 2014, adjusted for the accretion of discount from purchase accounting fair value adjustment.
At June 30, 2020, the Bank maintained credit facilities with the FHLB for $942.8 million and credit facilities with the Federal Reserve Bank for $60.3 million. The Company had no FHLB or Federal Reserve Bank advances outstanding at both June 30, 2020 and December 31, 2019.
The Bank maintains lines of credit with five correspondent banks to purchase federal funds totaling $215.0 million as of June 30, 2020. There were no federal funds purchased as of June 30, 2020 or December 31, 2019.
At June 30, 2020, the Bank was also approved to utilize the PPPLF, however, had not yet participated in the program.

Liquidity and Cash Flows
Our primary sources of funds are customer and local government deposits; loan principal and interest payments; maturities, calls, and payments of investment securities including related interest earned; and proceeds from sales of investment securities. These funds, together with retained earnings, equity, and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans and investments are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition.
Heritage Bank: The principal objective of the Bank’s liquidity management program is to maintain the ability to meet day-to-day cash flow requirements of its customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. The Bank monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and the repayment and maturities of loans and investments, the Bank can utilize established credit facilities and lines with correspondent banks or initiate the sale of investment securities. As a result of the Federal Reserve Bank response to the COVID-19 pandemic, the Bank’s liquidity can be supplemented through the PPPLF as mentioned above in the "COVID-19 Impact" section above.
Heritage Financial Corporation: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations. At June 30, 2020, the Company (on an unconsolidated basis) had cash and cash equivalents of $2.3 million and a receivable from the Bank of $7.0 million.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, satisfy other financial commitments and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2020, cash and cash equivalents totaled $415.1 million, or 6.3% of total assets and the fair value of investment securities available for sale totaled $879.9 million of which $260.6 million were pledged to secure public deposits or borrowing arrangements. The fair value of investment securities available for sale that were not pledged totaled $619.3 million, or 9.4% of total assets at June 30, 2020. The fair value of investment securities available for sale with contractual maturities of one year or less were $47.8 million, or 0.7% of total assets, at June 30, 2020.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $72.3 million for the six months ended June 30, 2020, and primarily consisted of net loss of $6.1 million, net of non-cash adjustments to reconcile net income to cash provided by operating activities, including provision for credit losses of $36.5 million and changes in net deferred loan fees, net of amortization of $26.0 million. During the six months ended June 30, 2020, net cash used by investing activities was $841.6 million, which consisted primarily of net loan originations of $928.8 million, including $883.9 million related to SBA PPP loan originations, offset partially by net investment securities activity of $92.0 million. Net cash provided by financing activities was $955.9 million for the six months ended June 30, 2020 and primarily consisted of a net increase in deposits of $985.1 million primarily related to proceeds from SBA PPP loans being deposited directly into customer deposit accounts and reduced withdrawals from deposit accounts due to changes in customer spending habits during COVID-19, partially offset by repurchases of common stock of $19.1 million and dividends paid of $14.5 million during the period.

Stockholders' Equity and Regulatory Capital Requirements
Stockholders’ equity was $793.7 million at June 30, 2020 compared to $809.3 million at December 31, 2019. The Company’s stockholders' equity to assets ratio was 12.1% as of June 30, 2020 and 14.6% as of December 31, 2019. The following table reflects the changes to stockholders' equity during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Balance, beginning of period	$798,438	$778,191	$809,311	$760,723
Cumulative effect from change in accounting policy (1)	—	—	(5,615)	(399)
Net income	(6,139)	15,984	6,052	32,536
Dividends declared	(7,226)	(6,679)	(14,569)	(13,341)
Other comprehensive income, net of tax	7,689	9,193	15,603	17,209
Repurchase of common stock	(38)	(879)	(19,098)	(1,681)
Other	928	815	1,968	1,578
Balance, end of period	$793,652	$796,625	$793,652	$796,625
(1) Effective January 1, 2020, Company adopted ASU 2016-13, Financial Instruments - Credit Losses. Effective January 1, 2019, the Company adopted ASU 2016-02, Leases.

No shares were repurchased under the Company's stock repurchase plans during the three months ended June 30, 2020 as the Company suspended repurchases in response to the COVID-19 pandemic.
During the six months ended June 30, 2020, the Company repurchased the remaining 639,922 shares available under the eleventh stock repurchase plan at a weighted average price per share of $23.95 and repurchased 155,778 shares at a weighted average share price of $20.34 under the twelfth stock repurchase plan, which is a total of 795,700 shares under both plans at a weighted average share price of $23.25.
During the three and six months ended June 30, 2019, the Company repurchased 28,000 shares available under the eleventh stock repurchase plan at a weighted average price per share of $29.12.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On July 22, 2020, the Company’s Board of Directors declared a regular dividend of $0.20 per common share which is payable on August 19, 2020 to shareholders of record on August 5, 2020.
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and operations. Management believes as of June 30, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories. The following table represents the minimum required ratios of the Company and the Bank and the actual capital ratios at the periods indicated:

	Minimum Requirements		Well-Capitalized Requirements		Actual
	(Dollars in thousands)
As of June 30, 2020:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$208,575	4.5%	N/A	N/A	$527,768	11.4%
Tier 1 leverage capital to average assets	215,024	4.0	N/A	N/A	548,509	10.2
Tier 1 capital to risk-weighted assets	278,100	6.0	N/A	N/A	548,509	11.8
Total capital to risk-weighted assets	370,800	8.0	N/A	N/A	606,469	13.1
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	208,409	4.5	$300,362	6.5%	536,674	11.6
Tier 1 leverage capital to average assets	214,882	4.0	268,529	5.0	536,674	10.0
Tier 1 capital to risk-weighted assets	277,879	6.0	369,676	8.0	536,674	11.6
Total capital to risk-weighted assets	370,506	8.0	462,096	10.0	594,634	12.8

As of December 31, 2019:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$211,110	4.5%	N/A	N/A	$541,154	11.5%
Tier 1 leverage capital to average assets	212,578	4.0	N/A	N/A	561,749	10.6
Tier 1 capital to risk-weighted assets	281,479	6.0	N/A	N/A	561,749	12.0
Total capital to risk-weighted assets	375,306	8.0	N/A	N/A	598,226	12.8
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	211,017	4.5	$304,803	6.5%	538,560	11.5
Tier 1 leverage capital to average assets	211,187	4.0	263,984	5.0	538,560	10.2
Tier 1 capital to risk-weighted assets	281,356	6.0	375,142	8.0	538,560	11.5
Total capital to risk-weighted assets	375,142	8.0	468,927	10.0	575,037	12.3
As of June 30, 2020, the capital measures reflect the revised CECL capital transition provisions adopted by the Federal Reserve and the FDIC, that allows us the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period.
Under applicable capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%, a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. Both the Company and the Bank are also required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. At June 30, 2020, the capital conservation buffer was 5.1% and 4.8% for the Company and the Bank, respectively.

Non-GAAP Financial Measures
This report contains certain financial information determined by methods other than in accordance with accounting principles generally accepted in the United States of America. These measures include net interest income, interest and fees on loans, ACL, loan yield and net interest margin excluding the effect of the incremental accretion on purchased loans acquired through mergers and income from SBA PPP loans. Our management uses these non-GAAP measures, together with the related GAAP measures, in its analysis of our performance and in making business decisions. Management also uses these measures for peer comparisons. Management believes that presenting loan yield and net interest margin excluding the effect of the acquisition accounting discount accretion on loans acquired through mergers is useful in assessing the impact of acquisition accounting on loan yield and net interest margin, as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off our balance sheet. Management believes that presenting loan yield and net interest margin excluding the effect of the SBA PPP loans is useful in assessing the impact of special program loans that are anticipated to substantially decrease upon forgiveness by the SBA within a short time frame. These disclosures should not be viewed as substitutes for the results determined to be in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies.
Reconciliations of the GAAP and non-GAAP financial measures are presented below for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans, annualized:
Interest and fees on loans (GAAP)	$48,404	$48,107	$94,681	$94,806
Exclude SBA PPP loan interest and fees	(4,923)	—	(4,923)	—
Exclude incremental accretion on purchased loans	(696)	(1,416)	(1,708)	(2,789)
Adjusted interest and fees on loans (non-GAAP)	$42,785	$46,691	$88,050	$92,017

Average loans receivable, net	$4,442,108	$3,654,475	$4,095,340	$3,638,573
Exclude average SBA PPP loans	(667,390)	—	(333,695)	—
Adjusted average loans receivable, net (non-GAAP)	$3,774,718	$3,654,475	$3,761,645	$3,638,573

Loan yield, annualized (GAAP)	4.38%	5.28%	4.65%	5.25%
Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans, annualized (non-GAAP)	4.56%	5.12%	4.71%	5.10%

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
ACL on loans to loans receivable, excluding SBA PPP loans
Allowance for credit losses on loans	$(71,501)	$(36,171)

Loans receivable (GAAP)	$4,666,333	$3,767,879
Exclude SBA PPP loans	856,490	—
Loans receivable, excluding SBA PPP (non-GAAP)	$3,809,843	$3,767,879

ACL on loans to Loans receivable (GAAP)	1.53%	0.96%
ACL on loans to Loans receivable, excluding SBA PPP loans (non-GAAP)	1.88%	0.96%

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

As a result of the COVID-19 pandemic, our interest rate risk exposure has changed since the information disclosed in our 2019 Annual Form 10-K. The following table presents the change in our net interest income as a result of parallel rate shock scenarios presented in the periods after the dates shown:

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Up 100
Year 1	$11,928	$8,149
Year 2	24,652	15,933
Up 200
Year 1	23,671	15,572
Year 2	48,464	29,806
Down 100
Year 1	(2,644)	(7,415)
Year 2	(6,884)	(15,178)

These scenarios are based on interest rates as of the last day of a reporting period published by independent sources and incorporate relevant spread of instruments that are actively traded in the open market. Given that the short-term rates have declined during the six months ended June 30, 2020, we do not believe that the result of the "Down 200" analysis provide meaningful results, and have been excluded. For the "Down 100" scenario, the Bank's modeling assumption is that all deposit rates are floored to one or two basis points and new loan production is recalibrated to incorporate a chosen net interest spread over index. The simulations used to manage market risk are based on numerous assumptions regarding the effect of changes in interest rates on the timing and extent of reprice characteristics, future cash flows and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market condition, customer behavior and management strategies, among other factors.
Neither we, nor the Bank, maintain a trading account for any class of financial instrument, nor do we, or the Bank, engage in hedging activities or purchase high risk derivative instruments. Moreover, neither we, nor the Bank, are subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4.  CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2020 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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
The outbreak of COVID-19 has adversely impacted certain industries in which our customers operate and may impair their ability to fulfill their obligations to us. Further, the spread of the outbreak has disrupted banking and other financial activity in the areas in which we operate, and could lead to an economic recession or other additional severe disruptions in the U.S. economy, and could potentially create business continuity issues for us.
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

No shares were repurchased under the Company's stock repurchase plans during the three months ended June 30, 2020 as the Company suspended repurchases in response to the COVID-19 pandemic.
During the six months ended June 30, 2020, the Company repurchased the remaining 639,922 shares available under the eleventh stock repurchase plan at a weighted average price per share of $23.95 and repurchased 155,778 shares at a weighted average share price of $20.34 under the twelfth stock repurchase plan, which is a total of 795,700 shares under both plans at a weighted average share price of $23.25.
During the three and six months ended June 30, 2019, the Company repurchased 28,000 shares available under the eleventh stock repurchase plan at a weighted average price per share of $29.12.
In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total repurchased shares for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Repurchased shares to pay withholding taxes	2,046	2,175	27,928	28,029
Stock repurchase to pay withholding taxes average share price	$18.62	$29.31	$21.56	$30.88
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020— April 30, 2020	—	$—	8,981,801	1,643,276
May 1, 2020— May 31, 2020	543	19.40	8,981,801	1,643,276
June 1, 2020— June 30, 2020	1,503	18.34	8,981,801	1,643,276
Total	2,046	$18.62
(1)Of the common shares repurchased by the Company between April 1, 2020 and June 30, 2020, all of the shares represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable
ITEM 5.  OTHER INFORMATION
None
ITEM 6.  EXHIBITS

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date

3.3.	Amended and Restated Bylaws of the Company	8-K	3.3	06/30/2020

10.37*	Employment Agreement by and between Heritage and Tony Chalfant	8-K	10.1	06/30/2020

10.38*	Deferred Compensation Plan and Participation Agreement by and between Heritage and Tony Chalfant	8-K	10.3	06/30/2020

10.39*	Transitional Retirement Agreement by and between Heritage and David A. Spurling	8-K	10.2	06/30/2020

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
*Indicates management contract or compensatory plan or arrangement
(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date:
August 5, 2020	/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer

Date:
August 5, 2020	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer