Form 10-Q
period 2020-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2020-11-09
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020 or

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
As of October 30, 2020, there were 35,910,300 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION
FORM 10-Q
September 30, 2020

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

2019 Annual Form 10-K	Company's Annual Report on Form 10-K for the year ended December 31, 2019
ACL	Allowance for Credit Losses
ALL	Allowance for Loan Losses
AOCI	Accumulated other comprehensive income, net
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Heritage Bank
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of 2020
CECL	Current Expected Credit Loss
CECL Adoption
Company's adoption on January 1, 2020 of FASB ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology

CMO	Collateralized Mortgage Obligation
Company	Heritage Financial Corporation
COVID-19	Coronavirus Disease of 2019 pandemic
CRE	Commercial real estate
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
Federal Reserve Bank	Federal Reserve Bank of San Francisco
FHLB	Federal Home Loan Bank of Des Moines
GAAP	U.S. Generally Accepted Accounting Principles
GDP	U.S. Gross Domestic Product
Heritage	Heritage Financial Corporation
LIBOR	London Interbank Offering Rate
MBS	Mortgage-backed security
PCD	Purchased Credit Deteriorated; loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected; accounted for under FASB ASC 326
PCI	Purchased Credit Impaired; loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected; accounted for under FASB ASC 310-30

PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
SBA	Small Business Administration
SEC	Securities and Exchange Commission
TDR	Troubled Debt Restructured
Unfunded Commitments	Off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments

FORWARD LOOKING STATEMENTS
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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(In thousands, except shares)

	September 30, 2020	December 31, 2019
ASSETS
Cash on hand and in banks	$89,039	$95,039
Interest earning deposits	487,203	133,529
Cash and cash equivalents	576,242	228,568
Investment securities available for sale, at fair value, net (amortized cost of $802,391 and $939,160, respectively)	834,492	952,312
Loans held for sale	8,250	5,533
Loans receivable	4,666,730	3,767,879
Allowance for credit losses on loans	(73,340)	(36,171)
Loans receivable, net	4,593,390	3,731,708
Other real estate owned	—	841
Premises and equipment, net	89,831	87,888
Federal Home Loan Bank stock, at cost	6,661	6,377
Bank owned life insurance	108,311	103,616
Accrued interest receivable	18,888	14,446
Prepaid expenses and other assets	194,938	164,129
Other intangible assets, net	13,947	16,613
Goodwill	240,939	240,939
Total assets	$6,685,889	$5,552,970
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$5,689,048	$4,582,676
Junior subordinated debentures	20,814	20,595
Securities sold under agreement to repurchase	29,043	20,169
Accrued expenses and other liabilities	143,855	120,219
Total liabilities	5,882,760	4,743,659
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 35,910,300 and 36,618,729 shares issued and outstanding, respectively	570,170	586,459
Retained earnings	207,751	212,474
Accumulated other comprehensive income, net	25,208	10,378
Total stockholders’ equity	803,129	809,311
Total liabilities and stockholders’ equity	$6,685,889	$5,552,970

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts and shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$47,647	$47,845	$142,328	$142,651
Taxable interest on investment securities	3,865	5,704	14,068	17,460
Nontaxable interest on investment securities	953	798	2,686	2,641
Interest on interest earning deposits	98	537	561	1,155
Total interest income	52,563	54,884	159,643	163,907
INTEREST EXPENSE
Deposits	2,639	4,250	10,272	11,870
Junior subordinated debentures	196	332	699	1,026
Other borrowings	50	59	130	444
Total interest expense	2,885	4,641	11,101	13,340
Net interest income	49,678	50,243	148,542	150,567
Provision for credit losses	2,730	466	39,239	2,753
Net interest income after provision for credit losses	46,948	49,777	109,303	147,814
NONINTEREST INCOME
Service charges and other fees	4,039	4,779	12,015	14,109
Gain on sale of investment securities, net	40	281	1,463	329
Gain on sale of loans, net	1,443	993	3,125	1,613
Interest rate swap fees	396	152	1,461	313
Other income	2,292	2,253	7,880	7,087
Total noninterest income	8,210	8,458	25,944	23,451
NONINTEREST EXPENSE
Compensation and employee benefits	21,416	21,733	65,849	65,629
Occupancy and equipment	5,676	5,268	16,936	16,177
Data processing	2,363	2,333	7,046	6,615
Marketing	755	816	2,317	3,020
Professional services	1,086	1,434	4,632	3,912
State/municipal business and use taxes	964	1,370	2,626	2,977
Federal deposit insurance premium	848	9	1,086	720
Other real estate owned, net	—	(35)	(145)	340
Amortization of intangible assets	860	975	2,666	3,026
Other expense	2,077	2,816	7,365	8,375
Total noninterest expense	36,045	36,719	110,378	110,791
Income before income taxes	19,113	21,516	24,869	60,474
Income tax expense	2,477	3,621	2,181	10,043
Net income	$16,636	$17,895	$22,688	$50,431
Basic earnings per share	$0.46	$0.49	$0.63	$1.37
Diluted earnings per share	$0.46	$0.48	$0.63	$1.36
Dividends declared per share	$0.20	$0.19	$0.60	$0.55
Average number of basic shares outstanding	35,908,845	36,742,862	36,049,369	36,812,548
Average number of diluted shares outstanding	35,988,734	36,876,548	36,193,615	36,973,024
See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$16,636	$17,895	$22,688	$50,431
Change in fair value of investment securities available for sale, net of tax of $(206), $799, $4,437 and $5,407, respectively	(741)	2,993	15,975	20,240
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $(8), $(59), $(318) and $(69), respectively	(32)	(222)	(1,145)	(260)
Other comprehensive (loss) income	(773)	2,771	14,830	19,980
Comprehensive income	$15,863	$20,666	$37,518	$70,411

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30, 2020
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at June 30, 2020	35,909	$569,329	$198,342	$25,981	$793,652
Restricted stock units vested, net of forfeitures of restricted stock awards	2	—	—	—	—
Stock-based compensation expense	—	848	—	—	848
Common stock repurchased	(1)	(7)	—	—	(7)
Net income	—	—	16,636		16,636
Other comprehensive loss, net of tax	—	—	—	(773)	(773)
Cash dividend declared on common stock ($0.20 per share)	—	—	(7,227)	—	(7,227)
Balance at September 30, 2020	35,910	$570,170	$207,751	$25,208	$803,129

	Nine Months Ended September 30, 2020
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2019	36,619	$586,459	$212,474	$10,378	$809,311
Cumulative effect from change in accounting policy (1)	—	—	(5,615)	—	(5,615)
Restricted stock units vested, net of forfeitures of restricted stock awards	108	—	—	—	—
Exercise of stock options	8	122	—	—	122
Stock-based compensation expense	—	2,694	—	—	2,694
Common stock repurchased	(825)	(19,105)	—	—	(19,105)
Net income	—	—	22,688	—	22,688
Other comprehensive income, net of tax	—	—	—	14,830	14,830
Cash dividend declared on common stock ($0.60 per share)	—	—	(21,796)	—	(21,796)
Balance at September 30, 2020	35,910	$570,170	$207,751	$25,208	$803,129
(1) Effective January 1, 2020, Company adopted ASU 2016-13, Financial Instruments - Credit Losses.

	Three Months Ended September 30, 2019
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at June 30, 2019	36,883	$591,703	$195,168	$9,754	$796,625
Restricted stock units vested, net of forfeitures of restricted stock awards	1	—	—	—	—
Exercise of stock options	1	2	—	—	2
Stock-based compensation expense	—	830	—	—	830
Common stock repurchased	(267)	(6,954)	—	—	(6,954)
Net income	—	—	17,895	—	17,895
Other comprehensive income, net of tax	—	—	—	2,771	2,771
Cash dividends declared on common stock ($0.19 per share)	—	—	(7,042)	—	(7,042)
Balance at September 30, 2019	36,618	$585,581	$206,021	$12,525	$804,127

	Nine Months Ended September 30, 2019
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive (loss) income, net	Total stockholders’ equity
Balance at December 31, 2018	36,874	$591,806	$176,372	$(7,455)	$760,723
Cumulative effect from change in accounting policy (1)	—	—	(399)	—	(399)
Restricted stock units vested, net of forfeitures of restricted stock awards	63	—	—	—	—
Exercise of stock options	4	44	—	—	44
Stock-based compensation expense	—	2,366	—	—	2,366
Common stock repurchased	(323)	(8,635)	—	—	(8,635)
Net income	—	—	50,431	—	50,431
Other comprehensive income, net of tax	—	—	—	19,980	19,980
Cash dividends declared on common stock ($0.55 per share)	—	—	(20,383)	—	(20,383)
Balance at September 30, 2019	36,618	$585,581	$206,021	$12,525	$804,127
(1) Effective January 1, 2019, the Company adopted ASU 2016-02, Leases.

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$22,688	$50,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	28,337	3,463
Provision for credit losses	39,239	2,753
Net change in accrued interest receivable, prepaid expenses and other assets, and accrued expenses and other liabilities	(12,298)	303
Stock-based compensation expense	2,694	2,366
Amortization of intangible assets	2,666	3,026
Origination of mortgage loans held for sale	(93,422)	(45,852)
Proceeds from sale of mortgage loans held for sale	93,830	43,544
Earnings on bank owned life insurance	(2,440)	(1,578)
Valuation adjustment on other real estate owned	—	51
(Gain) loss on sale of other real estate owned, net	(179)	227
Gain on sale of mortgage loans held for sale, net	(3,125)	(1,613)
Gain on sale of investment securities, net	(1,463)	(329)
Gain on sale of assets held for sale	(9)	—
Impairment of right of use asset	102	117
Gain on sale of premises and equipment, net	(25)	(14)
Net cash provided by operating activities	76,595	56,895
Cash flows from investing activities:
Loans originated, net of principal payments	(924,930)	(79,000)
Maturities, calls and payments of investment securities available for sale	207,955	145,778
Purchase of investment securities available for sale	(117,456)	(156,501)
Proceeds from sales of investment securities available for sale	44,970	43,872
Purchase of premises and equipment	(6,136)	(10,526)
Proceeds from sales of other loans	—	3,562
Proceeds from sales of other real estate owned	1,290	864
Proceeds from sales of assets held for sale	394	—
Proceeds from redemption of Federal Home Loan Bank stock	2,560	18,032
Purchases of Federal Home Loan Bank stock	(2,844)	(18,333)
Proceeds from sales of premises and equipment	53	35
Purchase of bank owned life insurance	(3,579)	(8,000)
Proceeds from bank owned life insurance death benefit	1,324	—
Capital contributions to low-income housing tax credit partnerships and new market tax credit partnerships, net	(7,109)	(16,992)
Net cash used by investing activities	(803,508)	(77,209)

	Nine Months Ended September 30,
	2020	2019
Cash flows from financing activities:
Net increase in deposits	1,106,372	129,855
Federal Home Loan Bank advances	19,000	445,800
Repayment of Federal Home Loan Bank advances	(19,000)	(445,800)
Common stock cash dividends paid	(21,676)	(20,288)
Net increase (decrease) in securities sold under agreement to repurchase	8,874	(5,604)
Proceeds from exercise of stock options	122	44
Repurchase of common stock	(19,105)	(8,635)
Net cash provided by financing activities	1,074,587	95,372
Net increase in cash and cash equivalents	347,674	75,058
Cash and cash equivalents at beginning of period	228,568	161,910
Cash and cash equivalents at end of period	$576,242	$236,968

Supplemental disclosures of cash flow information:
Cash paid for interest	$10,972	$13,099
Cash paid for income taxes, net of refunds	8,279	7,098

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$270	$—
Transfers of properties held for sale recorded in premises and equipment, net to prepaid expenses and other assets	—	1,533
Investment in low income housing tax credit partnership and related funding commitment	10,237	15,254
Cumulative effect from change in accounting policy (1)	7,175	29,754
Transfer of bank owned life insurance to prepaid expenses and other assets	—	209
Right of use assets obtained in exchange for new operating lease liabilities	273	698
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
The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank. The Bank is headquartered in Olympia, Washington and conducts business from its 62 branch offices as of September 30, 2020 located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas. The Bank's deposits are insured by the FDIC.
The Company announced a plan in October 2020 to consolidate nine branches to create a more efficient branch footprint, including one branch during October 2020 and eight branches during January 2021. This will reduce the branch count from 62 to 53. The Company plans to integrate these locations into other branches within its network.

(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2019 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
To prepare unaudited Condensed Consolidated Financial Statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. Material estimates that are particularly susceptible to significant change relate to management's estimate of ACL on loans, management's evaluation of goodwill impairment and the fair value of financial instruments. It is reasonably possible that management's estimate of ACL on loans of $73.3 million at September 30, 2020 as disclosed in Note (4) Allowance for Credit Losses on Loans, management's conclusion that the fair value of the reporting unit more likely than not exceeds its carrying value at September 30, 2020 as disclosed in Note (6) Goodwill and Other Intangible Assets and the estimates of fair value of financial instruments as disclosed in Note (12) Fair Value Measurements could materially change.
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

(d) Adoption of FASB ASU 2016-13
On January 1, 2020, the Company adopted FASB ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, replacing the incurred loss methodology with an expected loss methodology, which is commonly referred to as the "CECL" methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, CECL Adoption made changes to the accounting for credit losses on investment securities available for sale.
The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and unfunded commitments. The Company elected not to measure an ACL on accrued interest receivable on loans receivable or accrued interest receivable on investment securities available for sale as Company policy is to reverse interest income for uncollectible accrued interest receivable balances in a timely manner. Due to the significant number of loan payment deferral modifications which have been made in accordance with the CARES Act, the Company assessed the need for an allowance on credit losses of its accrued interest receivable on loans and determined no allowance was required to be recorded as the ACL on accrued interest receivable on loans was not significant at September 30, 2020.
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
Changes in the ACL on investment securities available for sale are recorded as provision for credit losses expense. Losses are charged against the ACL when management believes the uncollectability of an investment security available for sale is confirmed or when either of the criteria regarding intent or requirement to sell is met.
Accrued interest receivable on investment securities available for sale is excluded from the estimate of credit losses as interest accrued, but not received, is reversed timely in accordance with the policy for investment securities stated above.
Loans Receivable
Loans receivable include loans originated and indirect loans purchased by the Bank as well as loans acquired in business combinations.
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the outstanding principal balance, net of purchased premiums and discounts, unearned discounts, and net deferred loan origination fees and costs. Accrued interest receivable for loans receivable is reported within Accrued interest receivable on the Condensed Consolidated Statements of Financial Condition.
Purchased Loans:
Loans acquired in a business combination are designated as “purchased” loans. Upon adoption of ASU 2016-13, the Bank's PCI loans were transitioned to PCD loans. The Bank elected to account for the

PCD loans individually, terminating the pools of loans that were previously accounted for under ASC 310-30.
Loans purchased after January 1, 2020 are recorded at their fair value at acquisition date net of an ACL on loans expected to be incurred over the life of the loan. The initial ACL on purchased loans is determined using the same methodology as originated loans. For non-PCD loans, the initial ACL is recorded through earnings as a provision for credit losses. For PCD loans, the initial ACL is incorporated into the calculation of the fair value of net assets acquired on the merger date and the net of the PCD loan purchase price and the initial ACL becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of PCD loans is the noncredit discount or premium for PCD loans. The noncredit discount or premium for PCD loans and both the noncredit and credit discount or premium for non-PCD loans are accreted through the interest and fees on loans line item on the Condensed Consolidated Statements of Income over the life of the loan using the effective interest method for non-revolving credits or the straight-line method, which approximates the effective interest method, for revolving credits. Any unrecognized discount or premium for a purchased loan that is subsequently repaid in full is recognized immediately into income. Subsequent changes to the ACL on loans for purchased loans are recorded through earnings as a provision for credit losses.
Troubled Debt Restructures:
The CARES Act and regulatory agencies provided guidance around the modification of loans as a result of the COVID-19 pandemic, and outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined by the CARES Act and related regulatory guidance prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current if they are less than 30 days past due on the contractual payments as of December 31, 2019 under the CARES Act and at the time a modification program is implemented under related regulatory guidance.
Allowance for Credit Losses on Loans
The ACL on loans is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Loans are charged against the ACL when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged off. Subsequent recoveries, if any, are credited to the ACL. The Bank records the changes in the ACL through earnings as a provision for credit losses on the Condensed Consolidated Statements of Income.
Accrued interest receivable on loans receivable is excluded from the estimate of credit losses. Instead, interest accrued, but not received, is reversed timely in accordance with the policy for loans receivable.
Management has adopted a historic loss, open pool CECL methodology to calculate the ACL on loans. The same methodology is applied to all loans consistent with the guidance of the accounting standard which does not require undue complexity. Under this methodology, the Company has identified segments of loans with similar risk characteristics that align with their identified loan classes. Nonaccrual loans are not considered similar to other loans; therefore, they are evaluated for credit losses on an individual basis. The allowance for individually evaluated loans is calculated using either the collateral value method, which considers the likely source of repayment as the value of the collateral, less estimated costs to sell, or the net present value method, which considers the contractual principal and interest terms and estimated cash flows available from the borrower to satisfy the debt.
A performing TDR loan is evaluated for allowance on a collective basis with loans with similar risk characteristics if a) it is classified as a risk rating of "Pass," b) it has paid a minimum of six months of principal and interest in accordance with the restructured terms, and c) it has not been over 30 days delinquent in the most recent six month period. If all three criteria on a performing TDR loan are not met, the loan is evaluated for credit losses on an individual basis as it is not deemed to have similar characteristics of other loans in the portfolio. Nonaccrual TDR loans, including defaulted TDR loans, and performing TDR loans that do not meet the similar characteristics criteria, are evaluated for allowance on an individual basis as described above except that the original interest rate is used to discount the expected cash flows, not the rate specified in the restructuring.
For each loan segment collectively measured for allowance, the baseline loss rates are calculated using the Bank's average quarterly historical loss information for an economic cycle. The Bank evaluates the historical period on a quarterly basis, with the assumption that economic cycles have historically lasted between 10 and 15 years. The baseline loss rates are applied to each loan's estimated cash flows over the life of the loan under the remaining life method to determine the baseline loss estimate for each loan. Estimated cash flows consider the principal and interest in accordance with the contractual term of the loan and estimated prepayments. Contractual cash flows are based on the amortized cost, and are adjusted for balances guaranteed by governmental entities, such as SBA or USDA, or the unguaranteed amortized cost. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: 1) management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or 2) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company. Prepayments are established for each segment based on rolling historical averages for the segments, which management believes is an accurate representation of future prepayment activity. Management reviews the adequacy of the prepayment period assumption on a quarterly basis.
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
The evaluation of ACL on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize losses on loans, future additions to the allowance may be necessary based on further declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s ACL on loans. Such agencies may require the Bank to make adjustments to the allowance based on their judgments about information available to them at the time of their examinations. The Company believes the ACL on loans is appropriate given all of the above considerations.
Allowance for Credit Losses on Unfunded Commitments
The Bank estimates expected credit losses on unfunded, off-balance sheet commitments over the contractual period in which the Bank is exposed to credit risk from a contractual obligation to extend credit, unless the obligation is unconditionally cancellable by the Bank. The Bank has determined that no allowance is necessary for its credit card portfolio as it has the ability to unconditionally cancel the available lines of credit.
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
The ACL for unfunded commitments is recognized in Accrued expenses and other liabilities on the Condensed Consolidated Statements of Financial Condition and changes are recorded through earnings as a provision for credit losses on the Condensed Consolidated Statements of Income.

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
Loan Receivable
ASU 2016-13 was applied prospectively and replaced the allowance for loan losses with the ACL on loans on the Condensed Consolidated Statements of Financial Condition and replaced the related provision for loan losses with the provision for credit losses as presented on the Condensed Consolidated Statements of Income, net of provision for credit losses on unfunded commitments.
The adoption was completed in a specific order beginning with the transition of PCI loans to PCD loans. The Bank elected to account for the PCD loans individually, terminating the pools of loans that were previously accounted for under ASC 310-30. First, an ACL was determined for each PCI loan. The ACL on PCI loans was added to the loan's carrying amount to establish a PCD loan at its amortized cost basis. The difference between the outstanding principal balance and the amortized cost basis of the PCD loan is a noncredit premium or discount, which will be amortized into interest income over the remaining life of the PCD loan. The PCI to PCD transition did not have an impact on beginning retained earnings; however, it did have the effect of reducing the existing allowance for PCI loans by $1.6 million under the CECL methodology as compared to ASC 310-30 methodology.
Following the PCI to PCD transition, the Bank recorded a pretax increase to the ACL on loans of $3.4 million to increase the reserve to the estimated credit losses at January 1, 2020 based on its CECL methodology as part of the cumulative-effect adjustment to beginning retained earnings. The pretax increase to the ACL on loans of $3.4 million and the reduction in ACL on loans due to the PCI to PCD transition of $1.6 million resulted in an increase in the ACL on loans of $1.8 million at January 1, 2020. Upon adoption, the adjusted beginning balance of the ACL on loans as a percentage of loans receivable was 1.01% as compared to 0.96% at December 31, 2019 under the prior incurred loss methodology.
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
See Note (3) Loans Receivable and Note (4) Allowance for Credit Losses on Loans for more information.

Unfunded Commitments
ASU 2016-13 was applied prospectively and replaced the reserve for unfunded commitments with the ACL on unfunded commitments as included in Accrued liabilities and other expenses on the Condensed Consolidated Statements of Financial Condition and replaced the provision for unfunded commitments with the provision for credit losses as presented on the Condensed Consolidated Statements of Income, net of provision for credit losses on loans. Upon adoption, the Bank recorded a pretax increase in the beginning ACL on unfunded commitments of $3.7 million. See Note (14) Commitments and Contingencies for more information.
Overall CECL Impact
The adoption of ASU 2016-13, including the above mentioned increase to the ACL on loans of $3.4 million and the increase to the ACL on unfunded commitments of $3.7 million, resulted in a pretax cumulative-effect adjustment of $7.1 million. The impact of this adjustment to beginning retained earnings on January 1, 2020 was $5.6 million, net of tax.
FASB ASU 2017-04, Goodwill (Topic 350), was issued in January 2017 and eliminates Step 2 from the goodwill impairment test. The ASU is effective for annual periods or any interim goodwill impairment tests beginning after December 15, 2019 using a prospective transition method and early adoption is permitted. The Company has goodwill from prior business combinations, performs an annual impairment test during the quarter ended December 31 or more frequently if changes or circumstances occur that would more-likely-than-not reduce the fair value of the reporting unit below its carrying value and adopted the guidance on January 1, 2020. Although the Company cannot anticipate future goodwill impairment assessments, based on the most recent assessment prior to adoption, it is unlikely that an impairment amount would need to be calculated and, therefore, at adoption there was no impact from these amendments to the Company’s financial position and results of operations. In addition, the current accounting policies and processes were not changed, except for the elimination of the Step 2 analysis. For additional information regarding goodwill impairment testing, see Note (6) Goodwill and Other Intangible Assets.
FASB ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, was issued in August 2018 and modifies the disclosure requirements on fair value measurements in Topic 820. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the guidance on January 1, 2020. The adoption did not have a material impact to Note (12) Fair Value Measurements in its Condensed Consolidated Financial Statements.
FASB ASU 2020-03, Codification Improvements to Financial Instruments, was issued in March 2020 and revised a wide variety of topics in the Codification with the intent to make the Codification easier to understand and apply by eliminating inconsistencies and providing clarifications. The ASU was effective immediately upon its release and did not have a material impact on the Company's Condensed Consolidated Financial Statements as of or for the nine months ended September 30, 2020.
FASB ASU 2020-04, Reference Rate Reform (Topic 848), was issued in March 2020 and provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting and is effective March 12, 2020 through December 31, 2022. An entity may elect to apply the ASU for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company anticipates this ASU will simplify any modifications we execute between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized fees/costs. The Company is evaluating the impacts of this ASU and has not yet determined whether LIBOR transition and this ASU will have material effects on its business operations and Condensed Consolidated Financial Statements.

FASB ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs, was issued in October 2020 and modifies the premium amortization on purchased callable debt securities on a prospective basis. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. The Company does not expect the ASU will have a material impact on its Condensed Consolidated Financial Statements.

(2)Investment Securities
(a) Securities by Type and Maturity
The following tables present the amortized cost and fair value of investment securities available for sale at the dates indicated and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government and agency securities	$50,752	$1,165	$(24)	$51,893
Municipal securities	193,300	12,247	(237)	205,310
Residential CMO and MBS	216,719	6,129	(267)	222,581
Commercial CMO and MBS	292,163	12,785	(266)	304,682
Corporate obligations	19,947	231	(7)	20,171
Other asset-backed securities	29,510	460	(115)	29,855
Total	$802,391	$33,017	$(916)	$834,492

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government and agency securities	$104,709	$598	$(84)	$105,223
Municipal securities	128,183	4,933	(102)	133,014
Residential CMO and MBS	336,929	3,184	(505)	339,608
Commercial CMO and MBS	322,169	5,575	(649)	327,095
Corporate obligations	23,893	316	(15)	24,194
Other asset-backed securities	23,277	54	(153)	23,178
Total	$939,160	$14,660	$(1,508)	$952,312

There were no securities classified as trading or held to maturity at September 30, 2020 or December 31, 2019.
For the three and nine months ended September 30, 2020, there was no provision for credit loss on investment securities available for sale recorded in the Condensed Consolidated Statements of Income. There was no ACL on investment securities available for sale at September 30, 2020.

The amortized cost and fair value of investment securities available for sale at September 30, 2020, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$63,147	$63,749
Due after one year through five years	138,244	144,457
Due after five years through ten years	203,897	214,141
Due after ten years	397,103	412,145
Total	$802,391	$834,492

There were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2020 and December 31, 2019.
(b) Unrealized Losses and Other-Than-Temporary Impairments
The following tables show the gross unrealized losses and fair value of the Company's investment securities available for sale, for which an ACL has not been recorded, aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and agency securities	$3,976	$(24)	$—	$—	$3,976	$(24)
Municipal securities	11,918	(237)	—	—	11,918	(237)
Residential CMO and MBS	543	(2)	26,344	(265)	26,887	(267)
Commercial CMO and MBS	11,124	(9)	18,125	(257)	29,249	(266)
Corporate obligations	1,993	(7)	—	—	1,993	(7)
Other asset-backed securities	6,914	(47)	4,666	(68)	11,580	(115)
Total	$36,468	$(326)	$49,135	$(590)	$85,603	$(916)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and agency securities	$45,999	$(84)	$—	$—	$45,999	$(84)
Municipal securities	13,761	(102)	—	—	13,761	(102)
Residential CMO and MBS	14,272	(66)	60,232	(439)	74,504	(505)
Commercial CMO and MBS	56,263	(177)	43,623	(472)	99,886	(649)
Corporate obligations	998	(2)	1,987	(13)	2,985	(15)
Other asset-backed securities	14,383	(127)	1,609	(26)	15,992	(153)
Total	$145,676	$(558)	$107,451	$(950)	$253,127	$(1,508)

The Company has evaluated these investment securities available for sale as of September 30, 2020 and December 31, 2019 and determined that no ACL is necessary. Unrealized losses on investment securities available for sale have not been recognized into earnings because the issuers of bonds are investment grade, the securities carry governmental guarantees, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to changes in interest rates and other market conditions. The issuers continue to make timely principal and interest payments on the bonds and the fair value is expected to recover as the bonds approach maturity.

(c) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of securities available for sale for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Gross realized gains	$40	$281	$1,482	$557
Gross realized losses	—	—	(19)	(228)
Net realized gains	$40	$281	$1,463	$329

(d) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state public deposits	$178,332	$186,198	$187,700	$190,773
Securities sold under agreement to repurchase	43,557	44,822	22,156	22,294
Other securities pledged	31,688	32,724	19,333	19,850
Total	$253,577	$263,744	$229,189	$232,917

(e) Accrued Interest Receivable
Accrued interest receivable excluded from amortized cost on investment securities available for sale totaled $3.3 million and $3.7 million at September 30, 2020 and December 31, 2019, respectively. No amounts of accrued interest receivable were reversed against interest income on investment securities available for sale during the three and nine months ended September 30, 2020 and 2019.

(3)Loans Receivable
(a) Loan Origination/Risk Management
The Company originates loans in the ordinary course of business and has also acquired loans through mergers and acquisitions. Accrued interest receivable was excluded from disclosures presenting the Company's amortized cost of loans receivable as it was deemed insignificant. Accrued interest receivable on loans totaled $15.6 million and $10.7 million at September 30, 2020 and December 31, 2019, respectively. No ACL on accrued interest receivable was recorded at September 30, 2020.
The Company categorizes loans in one of the four segments of the total loan portfolio: commercial business; one-to-four family residential; real estate construction and land development; and consumer. Within these segments are classes of loans for which management monitors and assesses credit risk in the loan portfolios. A detailed description of the portfolio segments and classes is contained in the 2019 Annual Form 10-K, except for SBA PPP loans. The Bank began originating SBA PPP loans during the three months ended June 30, 2020 following the passage of the CARES Act. SBA PPP loans are fully guaranteed by the SBA, intended for businesses impacted by COVID-19 and designed to provide near term relief to help small businesses sustain operations. These loans have either a two-year or five-year maturity date and earn interest at 1%. The Bank also earned a fee based on the size of the loan, which is recognized over the life of the loan. The balance of unamortized net deferred fees on SBA PPP loans was $22.0 million at September 30, 2020. The Bank expects that the great majority of SBA PPP borrowers will seek full or partial forgiveness of their loan obligations in accordance with the CARES Act.
The CARES Act also provides temporary relief from the accounting and disclosure requirements for TDRs for certain loan modifications that are the result of a hardship that is related, either directly or indirectly, to the COVID-19 pandemic. In addition, interagency guidance issued by federal banking regulators and endorsed by the FASB staff has indicated that borrowers who receive relief are not TDRs if they meet qualifying criteria. The Company elected to apply the temporary relief under the CARES Act and related regulatory guidance to certain eligible short-term modifications, and therefore will not treat qualifying loan modifications as TDRs for accounting or disclosure purposes.
The regulatory agencies have also provided guidance regarding credit risk ratings, delinquency reporting and nonaccrual status for loans adversely impacted by COVID-19. The Bank will exercise judgment in determining the risk rating for impacted borrowers and will not automatically adversely classify credits that are affected by COVID-19. The Bank also will not designate loans with payment deferrals granted due to COVID-19 as past due because of the deferral. Due to the short-term nature of the forbearance and other relief programs we are offering as a result of the COVID-19 pandemic, we expect that borrowers granted relief under these programs will generally not be reported as nonaccrual during the deferral period.
The Company adopted ASU 2016-13 effective January 1, 2020, which increased the beginning ACL on loans as discussed in Note (4) Allowance for Credit Losses on Loans.
The amortized cost of loans receivable, net of ACL on loans at September 30, 2020 and December 31, 2019 consisted of the following portfolio segments and classes:

	September 30, 2020	December 31, 2019
	(In thousands)
Commercial business:
Commercial and industrial	$750,557	$852,220
SBA PPP	867,782	—
Owner-occupied CRE	859,338	805,234
Non-owner occupied CRE	1,384,973	1,288,779
Total commercial business	3,862,650	2,946,233
One-to-four family residential	131,921	131,660
Real estate construction and land development:
One-to-four family residential	99,650	104,296
Five or more family residential and commercial properties	215,472	170,350
Total real estate construction and land development	315,122	274,646
Consumer	357,037	415,340
Loans receivable	4,666,730	3,767,879
Allowance for credit losses on loans	(73,340)	(36,171)
Loans receivable, net	$4,593,390	$3,731,708

(b) Concentrations of Credit
As of September 30, 2020, and December 31, 2019, there were no concentrations of loans related to any single industry in excess of 10% of the Company’s total loans.

(c) Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of the loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans and (v) the general economic conditions of the United States of America and specifically the states of Washington and Oregon. The Company utilizes a risk grading matrix to assign a risk grade to each loan on a numerical scale of 1 to 10. Risk grades are aggregated to create the risk categories of "Pass" for grades 1 to 6, "Special Mention" ("SM") for grade 7, "Substandard" ("SS") for grade 8, "Doubtful" for grade 9 and "Loss" for grade 10. Descriptions of the general characteristics of the risk grades, including qualitative information on how the risk grades relate to the risk of loss, are contained in the 2019 Annual Form 10-K. There were no loans with a risk grade of doubtful or loss at September 30, 2020.
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
The following table presents the amortized cost of loans receivable by risk grade as of September 30, 2020:

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans (1)	Loans Receivable
	2020	2019	2018	2017	2016	Prior
	(In thousands)
Commercial business:
Commercial and industrial
Pass	$64,817	$142,409	$79,659	$53,491	$45,436	$116,934	$144,505	$802	$648,053
SM	13,117	6,355	5,622	2,244	1,683	2,104	18,188	98	49,411
SS	2,580	11,418	5,160	8,884	2,361	10,440	8,324	3,926	53,093
Total	80,514	160,182	90,441	64,619	49,480	129,478	171,017	4,826	750,557
SBA PPP
Pass	867,782	—	—	—	—	—	—	—	867,782
Total	867,782	—	—	—	—	—	—	—	867,782
Owner-occupied CRE
Pass	78,911	167,369	99,922	88,349	78,693	275,986	—	—	789,230
SM	—	—	3,344	7,789	5,499	23,170	—	—	39,802
SS	—	—	117	7,379	3,348	19,462	—	—	30,306
Total	78,911	167,369	103,383	103,517	87,540	318,618	—	—	859,338
Non-owner-occupied CRE
Pass	151,158	167,691	154,288	186,969	258,168	418,767	—	—	1,337,041
SM	—	—	—	—	11,842	3,364	—	—	15,206
SS	—	—	3,623	—	12,811	16,292	—	—	32,726
Total	151,158	167,691	157,911	186,969	282,821	438,423	—	—	1,384,973
Total commercial business
Pass	1,162,668	477,469	333,869	328,809	382,297	811,687	144,505	802	3,642,106
SM	13,117	6,355	8,966	10,033	19,024	28,638	18,188	98	104,419
SS	2,580	11,418	8,900	16,263	18,520	46,194	8,324	3,926	116,125
Total	1,178,365	495,242	351,735	355,105	419,841	886,519	171,017	4,826	3,862,650
One-to-four family residential
Pass	24,100	46,513	17,913	12,436	8,649	21,751	—	—	131,362
SS	—	—	—	60	—	499	—	—	559
Total	24,100	46,513	17,913	12,496	8,649	22,250	—	—	131,921
Real estate construction and land development:
One-to-four family residential
Pass	25,519	62,220	6,203	1,364	971	1,561	—	—	97,838
SS	—	—	—	1,812	—	—	—	—	1,812
Total	25,519	62,220	6,203	3,176	971	1,561	—	—	99,650

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans (1)	Loans Receivable
	2020	2019	2018	2017	2016	Prior
	(In thousands)
Five or more family residential and commercial properties
Pass	22,710	131,850	49,678	7,070	784	1,464	—	—	213,556
SM	—	—	—	—	—	33	—	—	33
SS	989	450	—	—	—	444	—	—	1,883
Total	23,699	132,300	49,678	7,070	784	1,941	—	—	215,472
Total real estate construction and land development
Pass	48,229	194,070	55,881	8,434	1,755	3,025	—	—	311,394
SM	—	—	—	—	—	33	—	—	33
SS	989	450	—	1,812	—	444	—	—	3,695
Total	49,218	194,520	55,881	10,246	1,755	3,502	—	—	315,122
Consumer
Pass	40,061	86,402	59,782	35,068	16,361	20,521	94,849	473	353,517
SM	—	—	—	—	—	—	329	—	329
SS	20	330	532	480	422	1,156	86	165	3,191
Total	40,081	86,732	60,314	35,548	16,783	21,677	95,264	638	357,037
Loans receivable
Pass	1,275,058	804,454	467,445	384,747	409,062	856,984	239,354	1,275	4,438,379
SM	13,117	6,355	8,966	10,033	19,024	28,671	18,517	98	104,781
SS	3,589	12,198	9,432	18,615	18,942	48,293	8,410	4,091	123,570
Total	$1,291,764	$823,007	$485,843	$413,395	$447,028	$933,948	$266,281	$5,464	$4,666,730
(1) Represents loans receivable balance at September 30, 2020 which was converted from a revolving loan to an amortizing loan during the nine months ended September 30, 2020.
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

Potential problem loans are risk rated Special Mention or worse that are not classified as a TDR or nonaccrual loan and are not individually evaluated for credit loss, but which management is closely monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans as of September 30, 2020 and December 31, 2019 were $159.8 million and $87.8 million, respectively.

(d) Nonaccrual Loans
The following table presents the amortized cost of nonaccrual loans for the dates indicated:

	September 30, 2020			December 31, 2019
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual	Nonaccrual (1)
	(In thousands)
Commercial business:
Commercial and industrial	$23,410	$3,750	$27,160	$33,544
Owner-occupied CRE	4,765	11,795	16,560	4,714
Non-owner occupied CRE	3,478	3,732	7,210	6,062
Total commercial business	31,653	19,277	50,930	44,320
One-to-four family residential	38	119	157	19
Real estate construction and land development:
Five or more family residential and commercial properties	—	1,439	1,439	—
Consumer	—	78	78	186
Total	$31,691	$20,913	$52,604	$44,525
(1) Presentation of December 31, 2019 balances is in accordance with disclosure requirements prior to CECL Adoption.
The following table presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full of previously classified nonaccrual loans during the following periods:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(In thousands)
Commercial business:
Commercial and industrial	$(59)	$111	$(336)	$37
Owner-occupied CRE	(219)	29	—	182
Non-owner occupied CRE	(102)	—	—	181
Total commercial business	(380)	140	(336)	400
One-to-four family residential	(1)	2	—	—
Real estate construction and land development:
One-to-four family residential	—	—	—	10
Five or more family residential and commercial properties	(11)	—	—	—
Total real estate construction and land development	(11)	—	—	10
Total	$(392)	$142	$(336)	$410

	Nine Months Ended September 30, 2020		Nine months ended September 30, 2019
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(in thousands)
Commercial business:
Commercial and industrial	$(75)	$419	$(394)	$97
Owner-occupied CRE	(219)	89	—	228
Non-owner occupied CRE	(102)	67	(32)	181
Total commercial business	(396)	575	(426)	506
One-to-four family residential	(1)	2	—	—
Real estate construction and land development:
One-to-four family residential	—	—	(3)	33
Five or more family residential and commercial properties	(11)	—	—	—
Total real estate construction and land development	(11)	—	(3)	33
Consumer	—	47	—	6
Total	$(408)	$624	$(429)	$545

For the three and nine months ended September 30, 2020 and 2019, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above.

(e) Past due loans
The Company performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The amortized cost of past due loans as of September 30, 2020 were as follows:

	September 30, 2020
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$2,414	$8,415	$10,829	$739,728	$750,557
SBA PPP	—	—	—	867,782	867,782
Owner-occupied CRE	—	403	403	858,935	859,338
Non-owner occupied CRE	754	267	1,021	1,383,952	1,384,973
Total commercial business	3,168	9,085	12,253	3,850,397	3,862,650
One-to-four family residential	32	16	48	131,873	131,921
Real estate construction and land development:
One-to-four family residential	150	—	150	99,500	99,650
Five or more family residential and commercial properties	1,200	—	1,200	214,272	215,472
Total real estate construction and land development	1,350	—	1,350	313,772	315,122
Consumer	883	—	883	356,154	357,037
Total	$5,433	$9,101	$14,534	$4,652,196	$4,666,730

The following table presents the amortized cost of past due loans as of December 31, 2019 in accordance with disclosure requirements prior to CECL Adoption:

	December 31, 2019
	30-89 Days	90 Days or Greater	Total Past Due	Current	Total	PCI Loans	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$10,479	$6,772	$17,251	$832,601	$849,852	$2,368	$852,220
Owner-occupied CRE	607	806	1,413	798,907	800,320	4,914	805,234
Non-owner occupied CRE	554	1,843	2,397	1,280,891	1,283,288	5,491	1,288,779
Total commercial business	11,640	9,421	21,061	2,912,399	2,933,460	12,773	2,946,233
One-to-four family residential	797	—	797	127,288	128,085	3,575	131,660
Real estate construction and land development:
One-to-four family residential	1,516	—	1,516	102,780	104,296	—	104,296
Five or more family residential and commercial properties	—	—	—	170,350	170,350	—	170,350
Total real estate construction and land development	1,516	—	1,516	273,130	274,646	—	274,646
Consumer	2,071	—	2,071	411,507	413,578	1,762	415,340
Total	$16,024	$9,421	$25,445	$3,724,324	$3,749,769	$18,110	$3,767,879

There were no loans 90 days or more past due that were still accruing interest as of September 30, 2020 or December 31, 2019.

(f) Collateral-dependent Loans
The types of collateral securing loans individually evaluated for credit losses and for which the repayment was expected to be provided substantially through the operation or sale of the collateral as of September 30, 2020 were as follows:

	Loans receivable(1)
	CRE	Farmland	Single Family Residence	Equipment or Accounts Receivable	Total
	(In thousands)
Commercial business:
Commercial and industrial	$1,953	$18,979	$1,331	$1,696	$24,155
Owner-occupied CRE	4,764	—	—	—	4,764
Non-owner occupied CRE	5,218	—	—	—	5,218
Total commercial business	11,935	18,979	1,331	1,696	34,137
One-to-four family residential	—	—	38	—	38
Real estate construction and land development:
One-to-four family residential	—	—	1,812	—	1,812
Total	$11,935	$18,979	$3,181	$1,696	$35,987
(1) Balances represent the amortized cost of loans receivable evaluated for credit losses using collateral valuation. If multiple collateral sources secured the loan, the entire loan receivable balance is presented in the collateral category deemed primary, which generally represents the majority of the collateral balance.

There have been no significant changes to the collateral securing individually evaluated loans for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the nine months ended September 30, 2020, except changes due to payoffs and additions of loans to this classification.
Under the incurred loss methodology, including the ASC 310-30 methodology for PCI loans, comparative disclosures of collateral-dependent loans as of December 31, 2019 and for the three and nine months ended September 30, 2019 are similar to the disclosures for impaired loans. Impaired loans include nonaccrual loans, performing TDR loans, and other loans with a specific valuation allowance, excluding PCI loans. The amortized cost of impaired loans as of December 31, 2019 are set forth in the following table:

	December 31, 2019
	Amortized Cost With No Specific Valuation Allowance	Amortized Cost With Specific Valuation Allowance	Total Amortized Cost	Outstanding Principal Balance	Related Specific Valuation Allowance
	(In thousands)
Commercial business:
Commercial and industrial	$30,179	$13,629	$43,808	$45,585	$1,372
Owner-occupied CRE	3,921	2,415	6,336	6,764	426
Non-owner occupied CRE	5,309	1,015	6,324	6,458	146
Total commercial business	39,409	17,059	56,468	58,807	1,944
One-to-four family residential	—	215	215	223	56
Real estate construction and land development:
One-to-four family residential	237	—	237	237	—
Consumer	—	561	561	570	143
Total	$39,646	$17,835	$57,481	$59,837	$2,143

The average amortized cost of impaired loans for the three and nine months ended September 30, 2019 are set forth in the following table:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Commercial business:
Commercial and industrial	$35,017	$28,925
Owner-occupied CRE	5,918	5,927
Non-owner occupied CRE	9,790	8,106
Total commercial business	50,725	42,958
One-to-four family residential	221	249
Real estate construction and land development:
One-to-four family residential	676	794
Consumer	600	581
Total	$52,222	$44,582

(g) Troubled Debt Restructured Loans
The amortized cost and related ACL on loans of performing and nonaccrual TDR loans as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019
	Performing TDR loans	Nonaccrual TDR loans	Performing TDR loans	Nonaccrual TDR loans
	(In thousands)
TDR loans	$19,615	$20,468	$14,469	$26,338
ACL on TDR loans	1,536	348	1,259	218

The unfunded commitment to borrowers related to TDR loans was $2.3 million and $736,000 at September 30, 2020 and December 31, 2019, respectively.
Loans that were modified as TDR loans during the three and nine months ended September 30, 2020 and 2019 are set forth in the following tables:

	Three months ended September 30,
	2020		2019
	Number of Contracts	Amortized Cost (1)	Number of Contracts	Amortized Cost (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	12	$7,217	15	$5,267
Owner-occupied CRE	5	2,312	2	1,214
Non-owner occupied CRE	2	438	3	2,597
Total commercial business	19	9,967	20	9,078
One-to-four family residential	1	22	—	—
Real estate construction and land development:
One-to-four family residential	4	1,812	—	—
Consumer	9	127	3	27
Total	33	$11,928	23	$9,105

	Nine Months Ended September 30,
	2020		2019
	Number of Contracts (2)	Amortized Cost (1) (2)	Number of Contracts (2)	Amortized Cost (1) (2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	38	$18,871	33	$22,408
Owner-occupied CRE	7	3,227	3	1,612
Non-owner occupied CRE	4	2,417	4	5,568
Total commercial business	49	24,515	40	29,588
One-to-four family residential	1	22	—	—
Real estate construction and land development:
One-to-four family residential	4	1,812	1	560
Consumer	20	251	10	158
Total TDR loans	74	$26,600	51	$30,306
(1) Includes subsequent payments after modifications and reflects the balance as of period end. As the Bank did not forgive any principal or interest balance as part of the loan modifications, the Bank’s amortized cost in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).
(2) Number of contracts and amortized cost represent loans which have balances as of period end. Certain modified loans may have been paid-down or charged-off during the nine months ended September 30, 2020 and 2019.
The tables above include 22 and 31 loans, respectively, for the three and nine months ended September 30, 2020 and seven and 17, respectively, for the three and nine months ended September 30, 2019 that were previously reported as TDR loans. The Bank typically grants shorter extension periods to continually monitor these TDR loans despite the fact that the extended date might not be the date the Bank expects sufficient cash flow from these borrowers. The Bank does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted. Of the remaining first-reported TDR loans, the concessions granted largely consisted of maturity extensions, interest rate modifications or a combination of both. The potential losses related to TDR loans are considered in the period the loan was first reported as a TDR loan and are adjusted, as necessary, in the current period based on more recent information. The related ACL at September 30, 2020 for loans that were modified as TDR loans during the nine months ended September 30, 2020 was $1.6 million.
Loans that were modified during the previous twelve months that subsequently defaulted during the three and nine months ended September 30, 2020 and 2019 are set forth in the following tables:

	Three months ended September 30,
	2020		2019
	Number of Contracts	Amortized Cost	Number of Contracts	Amortized Cost
	(Dollars in thousands)
Commercial business:
Commercial and industrial	1	$229	4	$2,056
Non-owner occupied CRE	—	—	1	2,971
Total commercial business	1	$229	5	$5,027
Total	1	$229	5	$5,027

	Nine Months Ended September 30,
	2020		2019
	Number of Contracts (1)	Amortized Cost (1)	Number of Contracts (1)	Amortized Cost (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	4	$2,152	9	$3,229
Owner-occupied CRE	1	431	2	1,101
Non-owner occupied CRE	2	376	2	3,541
Total commercial business	7	2,959	13	7,871
Real estate construction and land development:
One-to-four family residential	—	—	1	560
Total	7	$2,959	14	$8,431
(1) Number of contracts and amortized cost represent loans which have balances as of period end. Certain loans may have been paid-down or charged-off during the nine months ended September 30, 2020 and 2019.
During the three and nine months ended September 30, 2020 all of the loans in the tables above defaulted because each was past its modified maturity date and the borrower has not subsequently repaid the credits. The Bank chose not to extend further the maturity date on these loans. The Bank had an ACL on loans of $512,000 at September 30, 2020 related to these TDR loans which defaulted during the nine months ended September 30, 2020.
During the three and nine months ended September 30, 2019, three and 12 TDR loans, respectively, defaulted because each was past its modified maturity date and the borrower has not subsequently repaid the credits. The Bank chose not to extend further the maturity date on these loans. In addition, during both the three and nine months ended September 30, 2019, two TDR loans defaulted because the borrowers were more than 90 days delinquent on their scheduled loan payments. The Bank had a specific valuation allowance of $412,000 at September 30, 2019 related to these TDR loans which defaulted during the nine months ended September 30, 2019.

For the three and nine months ended September 30, 2020, the Bank recorded $263,000 and $1.1 million, respectively, of interest income related to performing TDR loans. For the three and nine months ended September 30, 2019, the Bank recorded $282,000 and $980,000, respectively, of interest income related to performing TDR loans.
(h) Purchased Credit Impaired Loans
Upon CECL Adoption, the Company transitioned PCI loans to PCD loans. The following table reflects the outstanding principal balance and amortized cost of PCI loans at December 31, 2019:

	December 31, 2019
	Outstanding Principal	Amortized Cost
	(In thousands)
Commercial business:
Commercial and industrial	$4,439	$2,368
Owner-occupied CRE	4,925	4,914
Non-owner occupied CRE	7,028	5,491
Total commercial business	16,392	12,773
One-to-four family residential	3,095	3,575
Consumer	1,463	1,762
PCI loans	$20,950	$18,110

On the acquisition dates, the amount by which the undiscounted expected cash flows of the PCI loans exceeded the estimated fair value of the loan was the “accretable yield.” The accretable yield was then measured at each financial reporting date and represented the difference between the remaining undiscounted expected cash flows and the current carrying value of the PCI loans.
The following table summarizes the accretable yield on the PCI loans for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Balance at the beginning of the period	$8,572	$9,493
Accretion	(423)	(1,517)
Disposal and other	(94)	(744)
Reclassification from nonaccretable difference	—	823
Balance at the end of the period	$8,055	$8,055

(4)Allowance for Credit Losses on Loans
Effective January 1, 2020, the Bank adopted ASU 2016-13. CECL Adoption replaced the allowance for loan losses with the ACL on loans and replaced the related provision for loan losses with the provision for credit losses on loans. Risk characteristics by segment considered in the CECL methodology are the same as those disclosed in the 2019 Annual Form 10-K.
The baseline loss rates used to calculate the ACL on loans at January 1, 2020 utilized the Bank's average quarterly historical loss information from December 31, 2007 through December 31, 2019. The baseline loss rate for the ACL at September 30, 2020 used historical losses beginning December 31, 2012 through the balance sheet date. The Bank updated the historical loss period as it believes the economic cycle has ended, as evidenced by certain economic forecasts signaling that a recession has started given the prolonged, profound, and pervasive contraction in economic activities due to COVID-19. The Bank believes the historic loss rates are viable inputs to the current expected credit loss methodology as the Bank's lending practice and business has remained relatively stable throughout the periods. While the Bank's assets have grown, the credit culture has stayed consistent.
Prepayments included in the CECL model at January 1, 2020 and September 30, 2020 were based on the 48-month rolling historical averages for each segment, which management believes is an accurate representation of future prepayment activity. There were no changes to this methodology during the nine months ended September 30, 2020.
The reasonable and supportable period used in the CECL model at January 1, 2020 was four quarters and was increased to five quarters in the CECL model at September 30, 2020 to include the additional impact of certain macroeconomic factors with lagged periods. Management believes that forecasts beyond this time period tend to diverge in economic assumptions and may be less comparable to actual future events. As the length of the reasonable and supportable period increases, the degree of judgment involved in estimating the allowance will likely increase.
The Bank used a two quarter reversion period in calculating the ACL as of January 1, 2020 and September 30, 2020 as it believes the historical loss information is relevant to the expected credit losses and recognizes the declining precision and increasing uncertainty of estimating credit losses in those periods beyond which it can make reasonable and supportable forecasts.
The macroeconomic forecast used in the CECL model as of January 1, 2020 predicted continued economic expansion with steady GDP growth of 1.8% and low unemployment rates of 3.5% in 2020, among other factors. The onset of the COVID-19 pandemic resulted in identification of an economic recession during the second quarter of 2020. The macroeconomic forecast used in the CECL model as of September 30, 2020 reflected a slow and long recovery from the COVID-19 recession. The modeled recovery is expected to last through the end of 2021, including a contraction in GDP of 3.7% for 2020 and a rebound of 3.7% for 2021, and modest increases in GDP in future years. Unemployment rates are expected to average 8.7% during the remainder of 2020 and gradually reduce to 4.0% by 2025.
The ACL on loans at September 30, 2020 does not include a reserve for SBA PPP loans as these loans are fully guaranteed by the SBA.
The following tables detail the activity in the ACL on loans disaggregated by segment and class for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020
	Beginning Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$29,773	$(507)	$78	$1,815	$31,159
SBA PPP	—	—	—	—	—
Owner-occupied CRE	10,003	—	2	3,027	13,032
Non-owner occupied CRE	10,666	—	—	(124)	10,542
Total commercial business	50,442	(507)	80	4,718	54,733
One-to-four family residential	2,223	—	—	(398)	1,825
Real estate construction and land development:
One-to-four family residential	567	—	139	(42)	664
Five or more family residential and commercial properties	8,557	—	—	70	8,627
Total real estate construction and land development	9,124	—	139	28	9,291
Consumer	9,712	(335)	142	(2,028)	7,491
Total	$71,501	$(842)	$361	$2,320	$73,340

	Nine Months Ended September 30, 2020
	Beginning Balance	Impact of CECL Adoption	Beginning Balance, as Adjusted	Charge-offs	Recoveries	Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$11,739	$(1,348)	$10,391	$(3,418)	$1,204	$22,982	$31,159
SBA PPP	—	—	—	—	—	—	—
Owner-occupied CRE	4,512	452	4,964	(135)	16	8,187	13,032

	Nine Months Ended September 30, 2020
	Beginning Balance	Impact of CECL Adoption	Beginning Balance, as Adjusted	Charge-offs	Recoveries	Provision for Credit Losses	Ending Balance
	(In thousands)
Non-owner occupied CRE	7,682	(2,039)	5,643	—	—	4,899	10,542
Total commercial business	23,933	(2,935)	20,998	(3,553)	1,220	36,068	54,733
One-to-four family residential	1,458	1,471	2,929	—	3	(1,107)	1,825
Real estate construction and land development:
One-to-four family residential	1,455	(571)	884	—	160	(380)	664
Five or more family residential and commercial properties	1,605	7,240	8,845	—	—	(218)	8,627
Total real estate construction and land development	3,060	6,669	9,729	—	160	(598)	9,291
Consumer	6,821	(2,484)	4,337	(1,141)	433	3,862	7,491
Unallocated	899	(899)	—	—	—	—	—
Total	$36,171	$1,822	$37,993	$(4,694)	$1,816	$38,225	$73,340

The Bank recognized net charge-offs of $2.9 million during the nine months ended September 30, 2020 primarily due to a commercial and industrial charge-off of $1.7 million related to a lending relationship that had been experiencing difficulties. Due to issues surrounding the control of the underlying loan collateral, the Bank determined it appropriate to charge-off the entire balance and pursue an aggressive collection strategy. Net charge-offs also included two commercial and industrial loan relationships totaling $447,000 as a result of impacts from the COVID-19 pandemic and small dollar net charge-offs on a large volume of consumer loans of $708,000. Net charge-offs were offset partially by a full recovery of a commercial and industrial agricultural lending relationship of $963,000 during the nine months ended September 30, 2020, which was charged-off during the three months ended December 31, 2019.
The provision for credit losses on loans of $38.2 million for the nine months ended September 30, 2020 was necessary to build the allowance to account for the current and forecasted economic conditions amidst COVID-19, including the credit losses estimated on collectively and individually evaluated loans.
The following tables detail activity in the allowance for loan losses disaggregated by segment and class for the three and nine months ended September 30, 2019 under the incurred loss methodology, including the ASC 310-30 methodology for PCI loans:

	Three Months Ended September 30, 2019
	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$11,993	$(306)	$43	$449	$12,179
Owner-occupied CRE	5,066	—	46	(656)	4,456
Non-owner occupied CRE	8,064	—	292	(525)	7,831
Total commercial business	25,123	(306)	381	(732)	24,466
One-to-four family residential	1,345	(15)	—	81	1,411
Real estate construction and land development:
One-to-four family residential	1,471	—	3	(133)	1,341

	Three Months Ended September 30, 2019
	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance
	(In thousands)
Five or more family residential and commercial properties	1,060	—	—	229	1,289
Total real estate construction and land development	2,531	—	3	96	2,630
Consumer	6,540	(501)	127	621	6,787
Unallocated	824	—	—	400	1,224
Total	$36,363	$(822)	$511	$466	$36,518

	Nine Months Ended September 30, 2019
	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$11,343	$(1,183)	$112	$1,907	$12,179
Owner-occupied CRE	4,898	—	49	(491)	4,456
Non-owner occupied CRE	7,470	—	441	(80)	7,831
Total commercial business	23,711	(1,183)	602	1,336	24,466
One-to-four family residential	1,203	(45)	—	253	1,411
Real estate construction and land development:
One-to-four family residential	1,240	—	628	(527)	1,341
Five or more family residential and commercial properties	954	—	—	335	1,289
Total real estate construction and land development	2,194	—	628	(192)	2,630
Consumer	6,581	(1,653)	374	1,485	6,787
Unallocated	1,353	—	—	(129)	1,224
Total	$35,042	$(2,881)	$1,604	$2,753	$36,518

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

The following table details the amortized cost of the loan receivables disaggregated on the basis of the Company’s impairment method as of December 31, 2019 under the incurred loss methodology, including the ASC 310-30 methodology for PCI loans:

	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	PCI Loans	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$43,808	$806,044	$2,368	$852,220
Owner-occupied CRE	6,336	793,984	4,914	805,234
Non-owner occupied CRE	6,324	1,276,964	5,491	1,288,779
Total commercial business	56,468	2,876,992	12,773	2,946,233
One-to-four family residential	215	127,870	3,575	131,660
Real estate construction and land development:
One-to-four family residential	237	104,059	—	104,296
Five or more family residential and commercial properties	—	170,350	—	170,350
Total real estate construction and land development	237	274,409	—	274,646
Consumer	561	413,017	1,762	415,340
Total	$57,481	$3,692,288	$18,110	$3,767,879

(5)Other Real Estate Owned
Changes in other real estate owned during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Balance at the beginning of the period	$—	$1,224	$841	$1,983
Additions	—	—	270	—
Proceeds from dispositions	—	(435)	(1,290)	(864)
Gain (loss) on sales, net	—	52	179	(227)
Valuation adjustment	—	—	—	(51)
Balance at the end of the period	$—	$841	$—	$841

At September 30, 2020, there were no consumer mortgage loans secured by residential real estate properties (included in the one-to-four family residential loans in Note (3) Loans Receivable) for which formal foreclosure proceedings were in process.

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
There were no additions to goodwill during the three and nine months ended September 30, 2020 and 2019.
The Company performed its annual goodwill impairment test during the fourth quarter of 2019 and determined based on its Step 1 analysis that the fair value of the reporting unit exceeded the carrying value, such that the Company's goodwill was not considered impaired. Due to the deteriorating financial market and economic conditions as a result of the COVID-19 pandemic, the Company determined a triggering event occurred during the quarter ended June 30, 2020 and consequently performed a quantitative assessment of goodwill as of May 31, 2020. Management estimated the fair value of the reporting unit by weighting results from the market approach and the income approach. Significant assumptions inherent in the valuation methodologies for goodwill were employed and included, but were not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry. Based on this quantitative test, management determined that the fair value of the reporting unit more likely than not exceeded the carrying value.
At September 30, 2020, the Company completed its qualitative assessment of goodwill and concluded that it is more likely than not that the fair value of the reporting unit exceeded the carrying value. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material adverse impact on the Company’s operating results.
(b) Other Intangible Assets
Other intangible assets represent core deposit intangibles acquired in business combinations. The useful life of the core deposit intangible was estimated to be ten years for the acquisitions of Premier Commercial Bancorp, Puget Sound Bancorp, Washington Banking Company, and Valley Community Bancshares.
The following table presents the change in other intangible assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Balance at the beginning of the period	$14,807	$18,563	$16,613	$20,614
Amortization	(860)	(975)	(2,666)	(3,026)
Balance at the end of the period	$13,947	$17,588	$13,947	$17,588

(7)Junior Subordinated Debentures
As part of the acquisition of Washington Banking Company on May 1, 2014, the Company assumed trust preferred securities and junior subordinated debentures with a total fair value of $18.9 million at the merger date. At September 30, 2020 and December 31, 2019, the balance of the junior subordinated debentures, net of unaccreted discount, was $20.8 million and $20.6 million, respectively.
The adjustable rate of the trust preferred securities at September 30, 2020 was 1.79%. The following table presents the weighted average rate of the junior subordinated debentures for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average rate (1)	3.75%	6.43%	4.51%	6.72%
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
The following table presents the Company's securities sold under agreement to repurchase obligations by class of collateral pledged at the dates indicated:

	September 30, 2020	December 31, 2019
	(In thousands)
Residential CMO and MBS	$3,844	$8,452
Commercial CMO and MBS	25,199	11,717
Securities sold under agreement to repurchase	$29,043	$20,169

(9)Other Borrowings
(a) FHLB
The FHLB functions as a member-owned cooperative providing credit for member financial institutions. At September 30, 2020, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $891.7 million. At September 30, 2020 and December 31, 2019, the Bank had no FHLB advances outstanding.
The following table sets forth the details of FHLB advances during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Average balance during the period	$—	$3,755	$1,959	$15,909
Maximum month-end balance during the period	$—	$—	$—	$90,700
Weighted average rate during the period	—%	1.16%	0.55%	2.56%

Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Bank, deposits at the FHLB, certain commercial real estate and one-to-four family residential loans, investment securities which are obligations of or guaranteed by the United States or other assets. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 160% of outstanding advances depending on the type of collateral.
(b) Federal Funds Purchased
The Bank maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank, Pacific Coast Bankers’ Bank and JP Morgan Chase to purchase federal funds of up to $215.0 million as of September 30, 2020. The lines generally mature annually or are reviewed annually. As of September 30, 2020 and December 31, 2019, there were no federal funds purchased.
(c) Credit Facilities
The Bank maintains a credit facility with the Federal Reserve Bank with available borrowing capacity of $55.0 million as of September 30, 2020. There were no borrowings outstanding as of September 30, 2020 and December 31, 2019. Any advances on the credit facility would have to be first secured by the Bank's investment securities or loans receivable.
(d) PPPLF Facility
The Federal Reserve established the PPPLF under Section 13(3) of the Federal Reserve Act to bolster the effectiveness of the SBA's PPP. Under the PPPLF, the Bank may pledge its PPP loans as collateral at face value to obtain Federal Reserve Bank non-recourse loans. PPPLF advances may be obtained until December 31, 2020. As of September 30, 2020, although the Bank was approved to utilize the PPPLF, the Bank had not participated in it.

(10)Derivative Financial Instruments
The Company has entered into certain interest rate swap contracts that are not designated as hedging instruments. The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$296,709	$30,024	$221,436	$8,318
Interest rate swap liability (1)	296,709	(30,460)	221,436	(8,318)
 (1) The estimated fair value of derivatives with customers was $30.0 million and $8.1 million as of September 30, 2020 and December 31, 2019, respectively. The estimated fair value of derivatives with third parties was $(30.5) million and $(8.1) million as of September 30, 2020 and December 31, 2019, respectively.
The gains and losses due to changes in fair values on the Company's interest rate derivatives, including credit valuation adjustments to appropriately reflect nonperformance risk in the fair value measurement, are included in Other income on the Condensed Consolidated Statements of Income. Generally, the gains and losses of the interest rate derivatives offset due to the back-to-back nature of the contracts. However, as of September 30, 2020, the settlement values of the Bank's net derivative assets decreased due to the recognition of a credit valuation adjustment of $436,000 during both the three and nine months ended September 30, 2020. A credit valuation adjustment was not recorded on the Bank's net derivative assets as of December 31, 2019. Various factors impact changes in the credit valuation adjustments over time, including changes in the risk ratings of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.

(11)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the reconciliation of weighted average shares used for earnings per common share computations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands, except shares)
Net income:
Net income	$16,636	$17,895	$22,688	$50,431
Dividends and undistributed earnings allocated to participating securities (1)	—	(10)	(5)	(48)
Net income allocated to common shareholders	$16,636	$17,885	$22,683	$50,383
Basic:
Weighted average common shares outstanding	35,909,148	36,764,810	36,054,906	36,846,884
Restricted stock awards	(303)	(21,948)	(5,537)	(34,336)
Total basic weighted average common shares outstanding	35,908,845	36,742,862	36,049,369	36,812,548
Diluted:
Basic weighted average common shares outstanding	35,908,845	36,742,862	36,049,369	36,812,548
Effect of potentially dilutive common shares (2)	79,889	133,686	144,246	160,476
Total diluted weighted average common shares outstanding	35,988,734	36,876,548	36,193,615	36,973,024
(1)Represents dividends paid and undistributed earnings allocated to unvested restricted stock awards.
(2)Represents the effect of the assumed exercise of stock options and vesting of restricted stock awards and units.

Potential dilutive shares are excluded from the computation of earnings per share if their effect is anti-dilutive. Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock. For the three and nine months ended September 30, 2020, there were 222,818 and 140,217 anti-dilutive shares outstanding, respectively. For the three and nine months ended September 30, 2019, there were 108,501 and 70,372 anti-dilutive shares outstanding, respectively.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity for the nine months ended September 30, 2020 and calendar year 2019:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 23, 2019	$0.18	February 7, 2019	February 21, 2019
April 24, 2019	$0.18	May 8, 2019	May 22, 2019
July 24, 2019	$0.19	August 8, 2019	August 22, 2019
October 23, 2019	$0.19	November 7, 2019	November 21, 2019
October 23, 2019	$0.10	November 7, 2019	November 21, 2019	*
January 22, 2020	$0.20	February 6, 2020	February 20, 2020
April 29, 2020	$0.20	May 13, 2020	May 27, 2020
July 22, 2020	$0.20	August 5, 2020	August 19, 2020
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
(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On October 23, 2014. the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 1,513,000 shares, under the eleventh stock repurchase plan. As of March 2020, all shares have been repurchased under this plan. On March 12, 2020 the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares, under the twelfth stock repurchase plan. The number, timing and price of shares repurchased will depend on business and market conditions and other factors, including opportunities to deploy the Company's capital.
No shares were repurchased under the Company's stock repurchase plans during the three months ended September 30, 2020 as the Company has suspended repurchases in response to the COVID-19 pandemic.
During the nine months ended September 30, 2020, the Company repurchased 639,922 shares under the eleventh stock repurchase plan at a weighted average price per share of $23.95 and repurchased 155,778 shares at a weighted average share price of $20.34 under the twelfth stock repurchase plan, which is a total of 795,700 shares under both plans at a weighted average share price of $23.25.
During the three and nine months ended September 30, 2019, the Company repurchased 264,712 and 292,712 shares, respectively, under the eleventh stock repurchase plan at a weighted average price per share of $26.23 and $26.50, respectively.

In addition to the stock repurchases under a stock repurchase plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total shares repurchased to pay withholding taxes during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Repurchased shares to pay withholding taxes	378	405	28,306	28,434
Stock repurchase to pay withholding taxes average share price	$19.84	$27.67	$21.54	$30.83

(12)Fair Value Measurements
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
Collateral-Dependent Loans:
Collateral-dependent loans are identified as part of the calculation of the ACL on loans. The fair value used to measure credit loss for this type of loan is commonly based on recent real estate appraisals which are generally obtained at least every 18 months or earlier if there are changes to risk characteristics of the underlying loan. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value based on the borrower’s financial statements or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the customer and customer’s business (Level 3). Individually evaluated loans are evaluated for credit loss on a quarterly basis and the ACL on loans is adjusted as required based in the evaluation.
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
Derivative Financial Instruments:
The Company obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2020, the Bank assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy. The Bank did not recognize a credit valuation adjustment in the valuation of its interest rate swap derivatives as of December 31, 2019; therefore, the interest rate swap derivatives are also classified in Level 2 of the fair value hierarchy for the comparative period end.
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$51,893	$—	$51,893	$—
Municipal securities	205,310	—	205,310	—
Residential CMO and MBS	222,581	—	222,581	—
Commercial CMO and MBS	304,682	—	304,682	—
Corporate obligations	20,171	—	20,171	—
Other asset-backed securities	29,855	—	29,855	—
Total investment securities available for sale	834,492	—	834,492	—
Equity security	111	111	—	—
Derivative assets - interest rate swaps	30,024	—	30,024	—
Liabilities
Derivative liabilities - interest rate swaps	$30,460	$—	$30,460	$—

	December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$105,223	$—	$105,223	$—
Municipal securities	133,014	—	133,014	—
Residential CMO and MBS	339,608	—	339,608	—
Commercial CMO and MBS	327,095	—	327,095	—
Corporate obligations	24,194	—	24,194	—
Other asset-backed securities	23,178	—	23,178	—
Total investment securities available for sale	952,312	—	952,312	—
Equity Security	148	148	—	—
Derivative assets - interest rate swaps	8,318	—	8,318	—
Liabilities
Derivative liabilities - interest rate swaps	$8,318	$—	$8,318	$—

Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
The following tables below represent assets measured at fair value on a nonrecurring basis at September 30, 2020 and December 31, 2019 and the net losses recorded in earnings during the three and nine months ended September 30, 2020 and 2019:

		Fair Value at September 30, 2020				Net Losses Recorded in Earnings During the Three Months Ended September 30, 2020	Net Losses Recorded in Earnings During the Nine Months Ended September 30, 2020
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$42	$27	$—	$—	$27	$—	$10
Total assets measured at fair value on a nonrecurring basis	$42	$27	$—	$—	$27	$—	$10
(1)Basis represents the outstanding principal balance of impaired loans.

		Fair Value at December 31, 2019				Net Losses Recorded in Earnings During the Three Months Ended September 30, 2019	Net Losses Recorded in Earnings During the Nine Months Ended September 30, 2019
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans:
Commercial business:
Commercial and industrial	$4,111	$3,380	$—	$—	$3,380	$249	$249
Total assets measured at fair value on a nonrecurring basis	$4,111	$3,380	$—	$—	$3,380	$249	$249
(1)Basis represents the outstanding principal balance of impaired loans.
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Collateral-dependent loans	$27	Market approach	Adjustment for differences between the comparable sales	N/A(1)
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

(b) Fair Value of Financial Instruments
Broadly traded markets do not exist for most of the Company’s financial instruments therefore the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. These determinations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company.
The following tables present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at September 30, 2020 and December 31, 2019:

	September 30, 2020
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$576,242	$576,242	$576,242	$—	$—
Investment securities available for sale	834,492	834,492	—	834,492	—
Loans held for sale	8,250	8,562	—	—	8,562
Loans receivable, net	4,593,390	4,752,565	—	—	4,752,565
Accrued interest receivable	18,888	18,888	9	3,316	15,563
Derivative assets - interest rate swaps	30,024	30,024	—	30,024	—
Equity security	111	111	111	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$5,245,008	$5,245,008	$5,245,008	$—	$—
Certificate of deposit accounts	444,040	447,017	—	447,017	—
Securities sold under agreement to repurchase	29,043	29,043	29,043	—	—
Junior subordinated debentures	20,814	18,500	—	—	18,500
Accrued interest payable	109	109	44	45	20
Derivative liabilities - interest rate swaps	30,460	30,460	—	30,460	—

	December 31, 2019
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$228,568	$228,568	$228,568	$—	$—
Investment securities available for sale	952,312	952,312	—	952,312	—
Loans held for sale	5,533	5,704	—	—	5,704
Loans receivable, net	3,731,708	3,791,557	—	—	3,791,557
Accrued interest receivable	14,446	14,446	79	3,668	10,699
Derivative assets - interest rate swaps	8,318	8,318	—	8,318	—
Equity security	148	148	148	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$4,058,098	$4,058,098	$4,058,098	$—	$—
Certificate of deposit accounts	524,578	529,679	—	529,679	—
Securities sold under agreement to repurchase	20,169	20,169	20,169	—	—
Junior subordinated debentures	20,595	20,000	—	—	20,000
Accrued interest payable	199	199	95	64	40
Derivative liabilities - interest rate swaps	8,318	8,318	—	8,318	—

(13)Cash Requirement
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. Effective March 24, 2020 the Federal Reserve lowered the reserve ratios on transaction accounts maintained at a depository institution to zero percent. There was no required reserve balance at September 30, 2020 and a required balance of $17.1 million at December 31, 2019 was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

(14)Commitments and Contingencies
In the ordinary course of business, the Company may enter into various types of transactions that include commitments to extend credit that are not included in its Condensed Consolidated Financial Statements. The Bank applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The majority of the commitments presented below are variable rate. Loan commitments can be either revolving or nonrevolving. The Bank’s exposure to credit and market risk under commitments to extend credit is represented by the amount of these commitments.
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	September 30, 2020	December 31, 2019
	(In thousands)
Commercial business:
Commercial and industrial	$637,407	$584,287
Owner-occupied CRE	6,089	17,193
Non-owner occupied CRE	24,863	35,573
Total commercial business	668,359	637,053
Real estate construction and land development:
One-to-four family residential	62,300	75,066
Five or more family residential and commercial properties	156,629	230,343
Total real estate construction and land development	218,929	305,409
Consumer	255,011	269,898
Total outstanding commitments	$1,142,299	$1,212,360

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
The following table details the activity in the ACL on unfunded commitments during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(In thousands)
Balance, beginning of period	$4,612	$306	$306	$306
Impact of CECL Adoption	—	—	3,702	—
Adjusted balance, beginning of period	4,612	306	4,008	306
Provision for credit losses on unfunded commitments	410	—	1,014	—
Balance, end of period	$5,022	$306	$5,022	$306

(15)Income Taxes
The Company files a consolidated income tax return using the accrual method of accounting. The effective tax rate was 8.8% for the nine months ended September 30, 2020 compared to an effective tax rate of 16.6% for the nine months ended September 30, 2019 due primarily to a benefit from net operating losses related to prior acquisitions of $1.0 million from a provision in the CARES Act.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of the Company as of and for the three and nine months ended September 30, 2020. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Forward Looking Statements included herein, the Risk Factors included herein, and the December 31, 2019 audited Consolidated Financial Statements and the accompanying Notes included in our 2019 Annual Form 10-K.

Overview
Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly-owned financial institution subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on our commercial banking relationships, market expansion and asset quality. At September 30, 2020, we had total assets of $6.69 billion, total liabilities of $5.88 billion and total stockholders’ equity of $803.1 million. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
Our business consists primarily of commercial lending and deposit relationships with small businesses and their owners in our market areas and attracting deposits from the general public. We also make real estate construction and land development loans and consumer loans. We additionally originate for sale or for investment purposes one-to-four family residential loans on residential properties located primarily in our markets. During the quarter ended March 31, 2020, we ceased indirect auto loan originations.
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
Our net income is affected by many factors, including the provision for credit losses on loans. The provision for credit losses on loans is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions. The ACL on loans was impacted during the nine months ended September 30, 2020 due to the CECL Adoption, which estimates losses over the life of the loans as compared to prior GAAP which required estimating incurred losses as of period end, and by forecasted credit deterioration due to the COVID-19 pandemic, as discussed in the COVID-19 Impact section below. Management believes that the ACL on loans reflects the amount that is appropriate to provide for current expected credit losses in our loan portfolio based on our consistent methodology.
Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of service charges and other fees and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing and professional services. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses are the fixed and variable costs of buildings and equipment, and consists primarily of lease expenses, depreciation charges, maintenance and utilities. Data processing consists primarily of processing and network services related to the Bank’s core operating system, including the account processing system, electronic payments processing of products and services, and internet and mobile banking channels. Professional services consists primarily of third party service providers, such as consultants and software-as-a-service providers, and legal fees.
Results of operations may also be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities. Net income is also impacted by growth of operations and growth in the number of loan and deposit accounts through acquisitions and core banking business growth.

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
Based on the depth and breadth of the COVID-19 pandemic, the Bank will extend similar relief options for a subsequent or second modification to certain commercial borrowers. The Bank has a preference for offering interest only payments on these secondary modifications. The Bank has determined that in most instances, a request for a third payment deferral modification will be considered a TDR loan instead of a modification as the Bank incorporated policies consistent with regulatory guidance.
The Bank will work constructively with commercial borrowers to identify loan modifications that are based on the facts and circumstances of each borrower, and to protect the safety and soundness of the Bank.
All commercial loans modified due to COVID-19 will be risk rated "Watch" or worse, except in certain cases where a borrower has performed well prior to the modification request and exhibits a strong financial position, or the loan has significant guarantor support, or if more severe risk rating is determined appropriate given facts and circumstances of the borrower. Further requests for relief beyond the initial modification will be reassessed for a more severe risk rating as part of the review process to grant further relief.
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
Based on the depth and breadth of the COVID-19 pandemic, the Bank will extend similar relief options for a subsequent or second modification to certain consumer borrowers. The Bank has a preference for offering interest only payments, or partial principal and interest payments, on these secondary modifications.
All mortgage and consumer loans modified via the initial streamlined process due to COVID-19 will remain risk rated "Pass" through the initial 90-day relief period. This risk rating is subject to change should the Bank receive additional information within the 90-day relief period that the borrower does not intend to repay the loan, which may result in a risk rating downgrade and the implementation of further collection efforts. The risk rating will be reviewed for a more severe classification for any secondary modification request.
Borrowers under COVID-19 related deferral programs will not have negative data reported to the credit reporting agencies. Credit reporting will not be turned off on these accounts, but contractual due dates will be advanced in the core loan system with appropriate loan documentation to legally support the new due dates.

COVID-19 Modifications:
During the nine months ended September 30, 2020 and as a direct result of COVID-19 related issues cited by the borrower and the Bank's lending assistance programs described above, the Bank made modifications on loans. These modifications were not classified as TDRs at September 30, 2020 in accordance with the CARES Act and related regulatory guidance.
The following table details the amortized cost, count, and type of modifications by each loan class that were made during the nine months ended September 30, 2020, with amortized costs presented as of March 31, 2020, before the onset of the COVID-19 pandemic:

	Interest Only		Payment Deferral		Other		Total
	Amortized Cost	Count	Amortized Cost	Count	Amortized Cost	Count	Amortized Cost	Count
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$74,561	284	$41,301	239	$21,939	48	$137,801	571
Owner-occupied CRE	116,064	90	82,125	91	1,304	2	199,493	183
Non-owner occupied CRE	130,948	80	75,252	44	22,715	8	228,915	132
Total commercial business	321,573	454	198,678	374	45,958	58	566,209	886
One-to-four family residential	1,704	2	14,905	30	613	3	17,222	35
Real estate construction and land development:
One-to-four family residential	733	1	—	—	6,173	23	6,906	24
Five or more family residential and commercial properties	10,390	10	1,632	6	8,260	8	20,282	24
Total real estate construction and land development	11,123	11	1,632	6	14,433	31	27,188	48
Consumer	606	25	25,596	977	55	1	26,257	1,003
Total	$335,006	492	$240,811	1,387	$61,059	93	$636,876	1,972

Of the modifications presented in the table above that also had loan balances at September 30, 2020, the risk classification of 206 loans totaling $197.5 million were downgraded during the nine months ended September 30, 2020. The majority of the downgrades were to a "Watch" grade and were therefore not classified as potential problem loans.
The following table details the amortized cost, count, and type of modifications by each loan class for any loan that was in active payment modification deferral status as of September 30, 2020, with balances and count at September 30, 2020:

	Interest Only		Payment Deferral		Total
	Amortized Cost	Count	Amortized Cost	Count	Amortized Cost	Count
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$13,069	33	$5,158	22	$18,227	55
Owner-occupied CRE	5,712	9	30,071	15	35,783	24
Non-owner occupied CRE	20,839	13	28,441	12	49,280	25
Total commercial business	39,620	55	63,670	49	103,290	104
One-to-four family residential	1,272	1	1,036	4	2,308	5
Real estate construction and land development:
Five or more family residential and commercial properties	7,329	1	450	1	7,779	2
Consumer	588	24	3,115	125	3,703	149
Total	$48,809	81	$68,271	179	$117,080	260

Of the loans in active payment modification deferral status at September 30, 2020, $94.5 million, or 80.7%, were on their second loan deferral modification and the risk classification of a majority of these loans were downgraded. The Bank classified $17.2 million of these loans as nonaccrual as of September 30, 2020.

COVID-19 Downgrades:
The Bank downgraded loans due to heightened risk as a direct result of COVID-19 related issues cited by the borrower. All COVID-19 downgrades, including those with and without a modification, as of September 30, 2020 are as follows:

	Pass		Watch		Special Mention		Substandard		Total
	Amortized Cost	Count	Amortized Cost	Count	Amortized Cost	Count	Amortized Cost	Count	Amortized Cost	Count
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$8,966	58	$37,349	122	$34,796	47	$3,778	20	$84,889	247
Owner-occupied CRE	32,091	22	24,775	37	15,570	6	13,316	6	85,752	71
Non-owner occupied CRE	26,526	13	71,340	35	12,971	3	25,913	3	136,750	54
Total commercial business	67,583	93	133,464	194	63,337	56	43,007	29	307,391	372
One-to-four family residential	1,114	8	—	—	—	—	—	—	1,114	8
Real estate construction and land development:
Five or more family residential and commercial properties	16,205	5	2,029	3	—	—	450	1	18,684	9
Total	$84,902	106	$135,493	197	$63,337	56	$43,457	30	$327,189	389

Loans in the table above which were downgraded to Special Mention or worse are classified as potential problem loans, except for loans totaling $17.2 million at September 30, 2020 that were classified as nonaccrual.

SBA Paycheck Protection Program
Beginning April 6, 2020, the Bank began to offer SBA PPP loans to its existing and new customers as a result of the COVID-19 pandemic. SBA PPP loans are designed to provide a direct incentive for small businesses to keep their workers on the payroll. The CARES Act and its subsequent amendments allocated $669.0 billion to the program. Utilizing our internal technology solutions team, the Bank was able to develop an automated platform to control and manage processing for SBA PPP loans and immediately began originations under this program. The

Bank accepted applications for SBA PPP loans, including loans to independent contractors, sole proprietors and partnerships as allowed under the guidance from the U.S. Treasury and SBA that was issued April 14, 2020.
The SBA's PPP program ended on August 8, 2020 and the Bank funded 4,642 loans totaling $897.4 million during the program's existence. The average loan balance for funded loans was $193,000. Of the funded loans, approximately 21% of both the number of loans funded and amount originated were to customers with no prior banking relationship to the Bank.
The Bank earns 1% interest on these loans as well as a fee from the SBA to cover processing costs, which is amortized over the life of the loan. The balance of unamortized net deferred fees on SBA PPP loans was $22.0 million at September 30, 2020.
Additionally, the Federal Reserve established the PPPLF under Section 13(3) of the Federal Reserve Act to bolster the effectiveness of the SBA's PPP. Under the PPPLF, the Bank may pledge its PPP loans as collateral at face value to obtain Federal Reserve Bank non-recourse loans. The maturity date of any PPPLF advance (the “Maturity Date”) will be the maturity date of the PPP loan pledged to secure the PPPLF advance. The Maturity Date of any PPPLF advance will be accelerated on and to the extent of (i) the date of any loan forgiveness reimbursement by the SBA for any PPP loan securing the PPPLF advance; or (ii) the date of purchase by the SBA from the Bank of any PPP loan securing the PPPLF loan advance to realize on the SBA’s guarantee of the PPP loan. PPPLF advances may be obtained until December 31, 2020. Although the Bank was approved to utilize the PPPLF, the Bank has chosen not to participate during the nine months ended September 30, 2020.
The Bank will begin processing loan forgiveness applications, as allowed under the SBA's PPP during the quarter ended December 31, 2020.

SBA Relief
Heritage is an active SBA lender in the Pacific Northwest and had SBA loans totaling $64.8 million and $64.1 million at September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, Heritage participated in the SBA's Debt Relief Program under the CARES Act. The CARES Act appropriated $17.0 billion to subsidize small business loans. Under this program, the SBA will pay principal and interest for existing current SBA loans for a period of six months, commencing with payments due after March 27, 2020 as well as new SBA 7(a), 504, and microloans disbursed prior to September 27, 2020.
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
The Bank did not consider any loans for which the SBA was making the principal and interest payment as a loan with COVID-19 modification as only the source of payment was changed and not the payment terms of the SBA loan.

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

Earnings Summary
Comparison of quarter ended September 30, 2020 to the comparable quarter in the prior year.
Net income was $16.6 million, or $0.46 per diluted common share, for the three months ended September 30, 2020 compared to net income of $17.9 million, or $0.48 per diluted common share, for the three months ended September 30, 2019. Net income decreased $1.3 million, or 7.0%, for the three months ended September 30, 2020 compared to the same period in 2019 primarily due to increases in the ACL for nonperforming loans caused by the COVID-19 pandemic. The provision for loan losses during the same period in 2019 was estimated under the incurred loss methodology.
Net interest income as a percentage of average interest earning assets, or net interest margin, decreased 83 basis points to 3.38% for the three months ended September 30, 2020 compared to 4.21% for the same period in 2019. The decrease in net interest margin was due primarily to the changes in the mix of interest earning assets, including decreases in investment securities, increases in interest earning deposits, and the addition of low-yielding SBA PPP loans, combined with the decreases in yields on adjustable instruments following decreases in short-term market rates. The decrease in net interest margin was offset partially by decreases in the cost of interest bearing liabilities following the decreases in the market rates.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income before provision for credit losses plus noninterest income. The Company’s efficiency ratio was 62.27% for the three months ended September 30, 2020 compared to 62.55% for the three months ended September 30, 2019. The change in the efficiency ratio was attributable primarily to the decrease in net interest income.
Comparison of nine months ended September 30, 2020 to the comparable period in the prior year.
Net income was $22.7 million, or $0.63 per diluted common share, for the nine months ended September 30, 2020 compared to $50.4 million, or $1.36 per diluted common share, for the nine months ended September 30, 2019. Net income decreased $27.7 million, or 55.0%, for the nine months ended September 30, 2020 compared to the same period in 2019 primarily due to an increase in the provision for credit losses on loans to $38.2 million compared to a provision for loan losses of $2.8 million for the same period in 2019 as a result of estimated credit losses forecasted due to COVID-19 and its impact on the economy, offset partially by a decrease in income tax expense of $7.9 million due to lower pre-tax income as well as a provision in the CARES Act permitting the recognition of a benefit from net operating losses related to prior acquisitions and an increase in noninterest income of $2.5 million, or 10.6%, due primarily to increased gain on sale of loans.
The net interest margin decreased 62 basis points to 3.67% for the nine months ended September 30, 2020 compared to 4.29% for the same period in 2019. The decrease in net interest margin was due primarily to changes in the mix of interest earning assets, including the origination of SBA PPP loans with an average balance of $511.5 million earning a yield of 2.80%, and decreases in yields of interest earning assets as a result of decreases in short-term market interest rates, offset partially by decreases in the cost of interest bearing liabilities during the period.
The Company’s efficiency ratio was 63.26% for the nine months ended September 30, 2020 compared to 63.67% for the nine months ended September 30, 2019. The change in the efficiency ratio was attributable primarily to the increase in noninterest income.

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
Market rates impact the results of the Company's net interest income, including the significant decreases in the federal funds target rate by the Federal Reserve in response to the COVID-19 pandemic during March 2020. The following table provides the federal funds target rate history and changes from each period since December 31, 2018:

Change Date	Rate (%)	Rate Change (%)
December 31, 2018	2.25 - 2.50%	N/A
July 31, 2019	2.00 - 2.25%	-0.25%
September 18, 2019	1.75 - 2.00%	-0.25%
October 30, 2019	1.50 - 1.75%	-0.25%
March 3, 2020	1.00 - 1.25%	-0.50%
March 16, 2020	0.00 - 0.25%	-1.00%

Comparison of quarter ended September 30, 2020 to the comparable quarter in the prior year.
Net interest income decreased $565,000, or 1.1%, to $49.7 million for the three months ended September 30, 2020 compared to $50.2 million for the same period in 2019. The following table provides relevant net interest income information for the periods indicated:

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$4,605,389	$47,647	4.12%	$3,677,405	$47,845	5.16%
Taxable securities	697,128	3,865	2.21	823,498	5,704	2.75
Nontaxable securities (3)	163,070	953	2.32	129,061	798	2.45
Interest earning deposits	389,653	98	0.10	106,740	537	2.00
Total interest earning assets	5,855,240	52,563	3.57%	4,736,704	54,884	4.60%
Noninterest earning assets	765,740			679,687
Total assets	$6,620,980			$5,416,391

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Interest Bearing Liabilities:
Certificates of deposit	$466,920	$1,133	0.97%	$508,092	$1,861	1.45%
Savings accounts	514,072	117	0.09	507,533	680	0.53
Interest bearing demand and money market accounts	2,639,511	1,389	0.21	2,040,926	1,709	0.33
Total interest bearing deposits	3,620,503	2,639	0.29	3,056,551	4,250	0.55
Junior subordinated debentures	20,766	196	3.75	20,474	332	6.43
Securities sold under agreement to repurchase	32,856	50	0.61	29,258	48	0.65
FHLB advances and other borrowings	—	—	—	3,755	11	1.16
Total interest bearing liabilities	3,674,125	2,885	0.31%	3,110,038	4,641	0.59%
Noninterest bearing demand deposits	1,998,772			1,416,336
Other noninterest bearing liabilities	148,345			88,624
Stockholders’ equity	799,738			801,393
Total liabilities and stockholders’ equity	$6,620,980			$5,416,391
Net interest income		$49,678			$50,243
Net interest spread			3.26%			4.01%
Net interest margin			3.38%			4.21%
Average interest earning assets to average interest bearing liabilities			159.36%			152.30%
(1) Annualized
(2) The average loan balances presented in the table are net of allowances for credit losses on loans. Nonaccrual loans have been included in the table as loans carrying a zero yield.
(3) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Interest Income
Total interest income decreased $2.3 million, or 4.2%, to $52.6 million for the three months ended September 30, 2020 compared to $54.9 million for the same period in 2019 due primarily to the change in the mix of interest earning assets and decreases in yields on adjustable rate instruments following several decreases in short-term market rates, offset partially by increases in interest earning assets, primarily due to SBA PPP loans. The yield on total interest earning assets decreased 103 basis points to 3.57% for the three months ended September 30, 2020 compared to 4.60% for the three months ended September 30, 2019. The balance of average interest earning assets increased $1.12 billion, or 23.6%, to $5.86 billion for the three months ended September 30, 2020 from $4.74 billion for the three months ended September 30, 2019, including increases in the average balances of SBA PPP loans of $863.1 million and interest earning deposits of $282.9 million. There were no SBA PPP loans outstanding during the three months ended September 30, 2019.
Interest and fees on loans decreased $198,000, or 0.4%, to $47.6 million during the three months ended September 30, 2019 compared to $47.8 million for the same period in 2019 due primarily to a decrease in the loan yield, offset partially by an increase in the average loan balance. Loan yield decreased 104 basis points to 4.12% for the three months ended September 30, 2020 from 5.16% for the three months ended September 30, 2019 due primarily to the multiple and sustained decreases in short-term market rates and secondarily due to the impact of low-yielding SBA PPP loans. Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans, decreased 69 basis points to 4.35% for three months ended September 30, 2020 compared to 5.04% for the comparable quarter ended September 30, 2019. Loan yields decreased 31 basis points as result of SBA PPP loans yielding a rate of 2.68%, inclusive of the recognition of the related deferred fee, for the three months ended September 30, 2020. The impact of SBA PPP loans on loan yields will change during any period based on the volume of prepayments or amounts forgiven by the SBA as certain criteria are met, but is expected to cease completely after maturity of the loans. The average loan balance increased $928.0 million, or 25.2%, to $4.61 billion during the three months ended September 30, 2020 compared to $3.68 billion during the three months ended September 30, 2019 due primarily to SBA PPP loans with an average balance of $863.1 million for the three months ended September 30, 2020.

The following table presents the loan yield and the impacts of the balances and interest and fees earned on SBA PPP loans and the incremental accretion on purchased loans on this financial measure for the periods presented below:

	Three Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Non-GAAP reconciliation of loan yield:(1)
Loan yield (GAAP)	4.12%	5.16%
Exclude Impact on loan yield from SBA PPP loan interest and fees	0.31	—
Exclude impact on loan yield from incremental accretion on purchased loans(2)	(0.08)	(0.12)
Loan yield excluding SBA PPP loans and incremental accretion on purchased loans (non-GAAP)	4.35%	5.04%
(1)    For additional information, see "Non-GAAP Financial Measures."
(2)    Represents the amount of interest income recorded on purchased loans in excess of the contractual stated interest rate in the individual loan notes due to incremental accretion of purchased discount or premium. Purchased discount or premium is the difference between the contractual loan balance and the fair value of acquired loans at the acquisition date, or as modified by CECL Adoption. The purchased discount is accreted into income over the remaining life of the loan. The impact of incremental accretion on loan yield will change during any period based on the volume of prepayments, but it is expected to decrease over time as the balance of the purchased loans decreases.
Interest income on investment securities decreased $1.7 million, or 25.9%, to $4.8 million during the three months ended September 30, 2020 from $6.5 million during the three months ended September 30, 2019 due primarily to decreases in market interest rates impacting adjustable rate securities and yields on investment securities purchased lower than the existing investment portfolio. The yield on the aggregate investment portfolio decreased 48 basis points to 2.23% for the quarter ended September 30, 2020 from 2.71% for the same period in 2019, including decreases of 54 and 13 basis points on the yield on taxable securities and nontaxable securities, respectively. The average balance of investment securities decreased $92.4 million, or 9.7%, to $860.2 million during the three months ended September 30, 2020 from $952.6 million during the three months ended September 30, 2019. The decrease in the average balance of investment securities included a $126.4 million, or 15.3%, decrease in the average balance of taxable securities, offset partially by a $34.0 million, or 26.4%, increase in the average balance of nontaxable securities.
Interest income on interest earning deposits decreased $439,000, or 81.8%, to $98,000 during the three months ended September 30, 2020 from $537,000 for the same period in 2019 due primarily to decreases in the yield on interest earning deposits, offset partially by an increase in the average balance. The yield on interest earning deposits decreased 190 basis points to 0.10% during the three months ended September 30, 2020 compared to 2.00% during the same period in 2019 due to decreases in short-term market rates. The average balance of interest earning deposits increased $282.9 million, or 265.05%, to $389.7 million during the three months ended September 30, 2020 compared to $106.7 million during the same period in 2019 due primarily to the increase in deposits.
Interest Expense
Total interest expense decreased $1.8 million, or 37.8%, to $2.9 million for the three months ended September 30, 2020 compared to $4.6 million for the same period in 2019 due primarily to decreases in market interest rates following decreases in the federal funds target rate mentioned previously, offset partially by an increase in the average balance of total interest bearing liabilities. The cost of total interest bearing liabilities decreased 28 basis points to 0.31% for the three months ended September 30, 2020 from 0.59% for the three months ended September 30, 2019. The balance of average interest bearing liabilities increased $564.1 million, or 18.1%, to $3.67 billion during the three months ended September 30, 2020 compared to $3.11 billion during the same period in 2019.
Interest expense on total interest bearing deposits decreased $1.6 million, or 37.9%, to $2.6 million during the three months ended September 30, 2020 compared to $4.3 million during the same period in 2019 due primarily to decreases in market interest rates following decreases in the federal funds target rate previously mentioned, offset partially by an increase in the average balance of total deposits. The cost of total interest bearing deposits decreased 26 basis points to 0.29% for the three months ended September 30, 2020 from 0.55% for the three months ended September 30, 2019 due primarily to a decrease in the cost of interest bearing demand and money market accounts of 12 basis points, a decrease in cost of certificates of deposit of 48 basis points, and a decrease in the cost of savings accounts of 44 basis points. This decrease was offset partially by an increase in the average balance of total interest bearing deposits of $564.0 million, or 18.5%, to $3.62 billion for the three months ended September 30, 2020 compared to $3.06 billion for the same period in 2019 due primarily to proceeds from SBA PPP loans deposited directly into customer accounts and reduced withdrawals from deposit accounts due to a change in customer spending habits as a result of COVID-19.
The Company's deposit costs were favorably impacted by the increase in the average balance of noninterest bearing demand deposits compared to total interest bearing deposits. The average balance of noninterest bearing demand deposits increased $582.4 million, or 41.1%, to $2.00 billion (or 35.0% of total deposits at September 30, 2020) for the three months ended September 30, 2020 compared to $1.42 billion (or 31.3% of total deposits at September 30, 2019) for the same period in 2019. The increase in the average balance of noninterest bearing deposits contributed to the decrease in the cost of total deposits of 19 basis points to 0.19% for the three months ended September 30, 2020 compared to 0.38% for the same period in 2019.
Net Interest Margin
Net interest margin decreased 83 basis points to 3.38% for the three months ended September 30, 2020 from 4.21% for the same period in 2019 primarily due to the above mentioned changes in asset yields and the mix of interest earning assets, offset partially by a decrease in the cost of interest bearing liabilities. The net interest spread decreased 75 basis points to 3.26% for the three months ended September 30, 2020 from 4.01% for the same period in 2019 primarily due to the decrease in the yield of total interest earning assets, offset partially by a decrease in the cost of total interest bearing liabilities.

Comparison of nine months ended September 30, 2020 to the comparable period in the prior year
Net interest income decreased $2.0 million, or 1.3%, to $148.5 million for the nine months ended September 30, 2020 compared to $150.6 million for the same period in 2019. The following table provides relevant net interest income information for the dates indicated:

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
	(Dollars in thousands)
Interest Earning Assets:
Total loans receivable, net (2) (3)	$4,266,598	$142,328	4.46%	$3,651,659	$142,651	5.22%
Taxable securities	758,941	14,068	2.48	828,254	17,460	2.82
Nontaxable securities (3)	148,560	2,686	2.42	139,312	2,641	2.53
Interest earning deposits	234,040	561	0.32	70,280	1,155	2.20
Total interest earning assets	5,408,139	159,643	3.94%	4,689,505	163,907	4.67%
Noninterest earning assets	757,269			672,365
Total assets	$6,165,408			$5,361,870

Interest Bearing Liabilities:
Certificates of deposit	$502,691	$4,955	1.32%	$508,177	$4,994	1.31%
Savings accounts	475,091	420	0.12	505,112	2,061	0.55
Interest bearing demand and money market accounts	2,428,148	4,897	0.27	2,036,253	4,815	0.32
Total interest bearing deposits	3,405,930	10,272	0.40	3,049,542	11,870	0.52
Junior subordinated debentures	20,693	699	4.51	20,401	1,026	6.72
Securities sold under agreement to repurchase	25,296	122	0.64	30,512	139	0.61
FHLB advances and other borrowings	1,959	8	0.55	15,909	305	2.56
Total interest bearing liabilities	3,453,878	11,101	0.43%	3,116,364	13,340	0.57%

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)
Noninterest bearing demand deposits	1,768,260			1,365,134
Other noninterest bearing liabilities	138,837			96,723
Stockholders’ equity	804,433			783,649
Total liabilities and stockholders’ equity	$6,165,408			$5,361,870
Net interest income		$148,542			$150,567
Net interest spread			3.51%			4.10%
Net interest margin			3.67%			4.29%
Average interest earning assets to average interest bearing liabilities			156.58%			150.48%
(1)Annualized
(2)The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.
(3)Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Interest Income
Total interest income decreased $4.3 million, or 2.6%, to $159.6 million for the nine months ended September 30, 2020 compared to $163.9 million for the same period in 2019 due primarily to decreases in yields on adjustable rate instruments following several decreases in short-term market rates, offset partially by increases in interest earning assets, primarily due to SBA PPP loans. The yield on total interest earning assets decreased 73 basis points to 3.94%, for the nine months ended September 30, 2020 compared to 4.67% for the nine months ended September 30, 2019. The balance of average interest earning assets increased $718.6 million, or 15.3%, to $5.41 billion for the nine months ended September 30, 2020 from $4.69 billion for the nine months ended September 30, 2019, including increases in average balances of SBA PPP loans of $511.5 million and interest earning deposits of $163.8 million.
Interest and fees on loans decreased $323,000, or 0.2%, to $142.3 million during the nine months ended September 30, 2020 compared to $142.7 million for the same period in 2019 due primarily to a decrease in the loan yield, offset partially by an increase in the average loan balance. Loan yield decreased 76 basis points to 4.46% for the nine months ended September 30, 2020 from 5.22% for the nine months ended September 30, 2019 due primarily to the multiple and sustained decreases in short-term market rates and secondarily due to the impact of low-yielding SBA PPP loans. Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans, decreased 49 basis points to 4.59% for nine months ended September 30, 2020 compared to 5.08% for the comparable period ended September 30, 2019. Loan yields decreased 21 basis points as result of SBA PPP loans yielding a rate of 2.80%, inclusive of the related deferred fee, for the nine months ended September 30, 2020. The average loan balance increased $614.9 million, or 16.8%, to $4.27 billion during the nine months ended September 30, 2020 compared to $3.65 billion during the nine months ended September 30, 2019 due primarily to the impact of SBA PPP loans with average balance of $511.5 million for the nine months ended September 30, 2020. There were no SBA PPP loans outstanding during the nine months ended September 30, 2019.

The following table presents the loan yield and the impacts of the balances and interest and fees earned on SBA PPP loans and the incremental accretion on purchased loans on this financial measure for the periods presented below:

	Nine Months Ended September 30,
	2020	2019
	(Dollars in thousands)
Non-GAAP reconciliation of loan yield:(1)
Loan yield (GAAP)	4.46%	5.22%
Exclude Impact on loan yield from SBA PPP loans	0.21	—
Exclude impact on loan yield from incremental accretion on purchased loans(2)	(0.08)	(0.14)
Loan yield excluding SBA PPP loans and incremental accretion on purchased loans (non-GAAP)	4.59%	5.08%
(1)    For additional information, see "Non-GAAP Financial Measures."
(2)    Represents the amount of interest income recorded on purchased loans in excess of the contractual stated interest rate in the individual loan notes due to incremental accretion of purchased discount or premium. Purchased discount or premium is the difference between the contractual loan balance and the fair value of acquired loans at the acquisition date, or as modified by the CECL Adoption. The purchased discount is accreted into income over the remaining life of the loan. The impact of incremental accretion on loan yield will change during any period based on the volume of prepayments, but it is expected to decrease over time as the balance of the purchased loans decreases.
Interest income on investment securities decreased $3.3 million, or 16.7%, to $16.8 million during the nine months ended September 30, 2020 from $20.1 million during the nine months ended September 30, 2019 due primarily to decreases in market interest rates impacting adjustable rate securities. The yield on the aggregate investment portfolio decreased 31 points to 2.47% for the nine months ended September 30, 2020 from 2.78% for the same period in 2019, including decreases of 34 basis points and 11 basis points on the yield on taxable securities and nontaxable securities, respectively. Also contributing to the decline in interest income on investment securities was a decrease in average balance of $60.1 million, or 6.2%, to $907.5 million during the nine months ended September 30, 2020 from $967.6 million during the nine months ended September 30, 2019 due primarily to prepayments and calls of securities as a result of the currently low interest rate environment. The decrease in the average balance of investment securities included a decrease of $69.3 million, or 8.4%, in the average balance of taxable securities, offset partially by an increase of $9.2 million, or 6.6%, in the average balance of nontaxable securities during the nine months ended September 30, 2020.
Interest income on interest earning deposits decreased $594,000, or 51.4%, to $561,000 during the nine months ended September 30, 2020 from $1.2 million during the nine months ended September 30, 2019 due primarily to a decrease in the yield on interest earning deposits, offset partially by an increase in the average balance. The yield on interest earning deposits decreased 188 basis points to 0.32% during the nine months ended September 30, 2020 compared to 2.20% during the same period in 2019 due to decreases in the short-term market rates. The average interest earning deposits increased $163.8 million, or 233.0%, to $234.0 million during the nine months ended September 30, 2020 compared to $70.3 million during the same period in 2019 due primarily to the increase in deposits.
Interest Expense
Total interest expense decreased $2.2 million, or 16.8%, to $11.1 million for the nine months ended September 30, 2020 compared to $13.3 million for the same period in 2019 due primarily to decreases in market interest rates following decreases in the federal funds target rate mentioned previously, offset partially by an increase in the average balance of total interest bearing liabilities. The cost of total interest bearing liabilities decreased 14 basis points to 0.43% for the nine months ended September 30, 2020 from 0.57% for the nine months ended September 30, 2019. The balance of average interest bearing liabilities increased $337.5 million, or 10.8%, to $3.45 billion for the nine months ended September 30, 2020 compared to $3.12 billion for the same period in 2019.
Interest expense on total interest bearing deposits decreased $1.6 million, or 13.5%, to $10.3 million during the nine months ended September 30, 2020 compared to $11.9 million during the same period in 2019 due primarily to decreases in market interest rates following decreases in the federal funds target rate previously mentioned, offset partially by an increase in the average balance. The cost of total interest bearing deposits decreased 12 basis points to 0.40% from 0.52% due primarily to a decrease in the cost of savings accounts of 43 basis points to 0.12% from 0.55% and secondarily to a decrease in the cost of interest bearing demand and money market accounts of five basis points to 0.27% for the nine months ended September 30, 2020 from 0.32% for the same period in 2019.

The decrease in cost of total interest bearing deposits was offset partially by an increase in the average balance of total interest bearing deposits of $356.4 million, or 11.7%, to $3.41 billion for the nine months ended September 30, 2020 compared to $3.05 billion for the same period in 2019 due primarily to proceeds from SBA PPP loans deposited directly into customer accounts and an increase in customer deposit accounts due to a change in spending habits as a result of COVID-19.
The Company's deposit costs were favorably impacted by the increase in the average balance of noninterest bearing demand deposits compared to total interest bearing deposits. The average balance of noninterest bearing demand deposits increased $403.1 million, or 29.5%, to $1.77 billion for the nine months ended September 30, 2020 compared to $1.37 billion for the same period in 2019. The increase in the average balance of noninterest bearing deposits caused a decrease in the total cost of deposits of nine basis points to 0.27% for the nine months ended September 30, 2020 from 0.36% for the same period in 2019.

Net Interest Margin
Net interest margin decreased 62 basis points to 3.67% for the nine months ended September 30, 2020 from 4.29% for the same period in 2019 primarily due to the above mentioned changes in asset yields and the mix of interest earning assets, offset partially by a decrease in the cost of interest bearing liabilities. The net interest spread decreased 59 basis points to 3.51% for the nine months ended September 30, 2020 from 4.10% for the same period in 2019 primarily due to the decrease in the yield of total interest earning assets, offset partially by a decrease in the cost of total interest bearing liabilities.

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
The following table presents the provision for credit losses for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Provision for credit losses on loans	$2,320	$466	$38,225	$2,753
Provision for credit losses on unfunded commitments	410	—	1,014	—
Provision for credit losses	$2,730	$466	$39,239	$2,753

Provision for Credit Losses on Loans
The Bank has established a comprehensive methodology for determining its ACL on loans. The ACL on loans is increased by provision for credit losses on loans charged to earnings. The amount of the provision expense recognized during the three and nine months ended September 30, 2020 was calculated based on a thorough review of the loan portfolio and in accordance with the Bank's CECL methodology for determining the current expected credit losses on loans. The amount of the provision expense recognized during the three and nine months ended September 30, 2019 was calculated in accordance with the Bank's incurred loss methodology. For additional information, see the section entitled "Analysis of Allowance for Credit Losses on Loans" below.
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

Comparison of quarter ended September 30, 2020 to the comparable quarter in the prior year.
The provision for credit losses on loans increased $1.9 million, or 397.9%, to $2.3 million for the three months ended September 30, 2020 from $466,000 for the three months ended September 30, 2019 due primarily to increases in the ACL for nonperforming loans, caused by the COVID-19 pandemic, as explained in the "Analysis of Allowance for Credit Losses on Loans" below.
Comparison of nine months ended September 30, 2020 to the comparable period in the prior year.
The provision for credit losses on loans increased $35.5 million, or 1288.5%, to $38.2 million for the nine months ended September 30, 2020 from $2.8 million for the nine months ended September 30, 2019 due primarily to the worsening of the economic conditions as a result of the COVID-19 pandemic as explained in the "Analysis of Allowance for Credit Losses on Loans" below.

Provision for Credit Losses on Unfunded Commitments
The Bank has established a comprehensive methodology for determining its ACL on unfunded commitments, which is similar to the ACL on loans with additional considerations for the likelihood of funding over the contractual life of the commitment. The ACL on unfunded commitments is increased by the provision for credit losses recorded through earnings. The amount of the provision expense recognized during the three and nine months ended September 30, 2020 was calculated based on a thorough review of the loan portfolio and in accordance with the Bank's CECL methodology for determining the current expected credit losses on unfunded commitments. The amount of the provision expense recognized during the three and nine months ended September 30, 2019 was calculated in accordance with the Bank's incurred loss methodology.
Comparison of quarter ended September 30, 2020 to the comparable quarter in the prior year.
The Bank recorded a provision for credit losses on unfunded commitments of $410,000 during the three months ended September 30, 2020 primarily due to the decrease in utilization rate of revolving commercial and industrial loans to 23.3% at September 30, 2020 compared to 26.2% at June 30, 2020 and worsening economic conditions applied to the commercial and industrial loan segment due to COVID-19.
Comparison of nine months ended September 30, 2020 to the comparable period in the prior year.
The Bank recorded a provision for credit losses on unfunded commitments of $1.0 million during the nine months ended September 30, 2020 primarily as a result of worsening economic conditions due to COVID-19 and a decrease in the utilization rates for revolving lines of credit to 38.4% at September 30, 2020 compared to 39.3% at December 31, 2019.

Noninterest Income
Comparison of quarter ended September 30, 2020 to the comparable quarter in the prior year.
Total noninterest income decreased $248,000, or 2.9%, to $8.2 million for the three months ended September 30, 2020 from $8.5 million for the same period in 2019. The following table presents the change in the key components of noninterest income for the periods noted:

	Three Months Ended September 30,
	2020	2019	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$4,039	$4,779	$(740)	(15.5)%
Gain on sale of investment securities, net	40	281	(241)	(85.8)
Gain on sale of loans, net	1,443	993	450	45.3
Interest rate swap fees	396	152	244	160.5
Other income	2,292	2,253	39	1.7
Total noninterest income	$8,210	$8,458	$(248)	(2.9)%

Service charges and other fees decreased of $740,000, or 15.5%, to $4.0 million for the three months ended September 30, 2020 compared to $4.8 million for the same period in 2019 due primarily to a decrease in overdraft fees of $561,000 from changes in customer spending habits during the COVID-19 pandemic.
The decrease in noninterest income was offset partially by an increase in gain on sale of loans, net, of $450,000, or 45.3%, to $1.4 million for the three months ended September 30, 2020 compared to $993,000 for the same period in 2019 primarily as a result of an increase in sales due to an increase in origination volume generated by the currently low interest rate environment, offset partially by a lower average loan sale margin. Mortgage loans held for sale originations increased by $19.1 million, or 162.5%, to $44.6 million for the three months ended September 30, 2020 from $25.5 million for the same period in 2019.

Comparison of nine months ended September 30, 2020 to the comparable period in the prior year
Total noninterest income increased $2.5 million, or 10.6%, to $25.9 million for the nine months ended September 30, 2020 compared to $23.5 million for the same period in 2019. The following table presents the change in the key components of noninterest income for the periods noted:

	Nine Months Ended September 30,
	2020	2019	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$12,015	$14,109	$(2,094)	(14.8)%
Gain on sale of investment securities, net	1,463	329	1,134	344.7
Gain on sale of loans, net	3,125	1,613	1,512	93.7
Interest rate swap fees	1,461	313	1,148	366.8
Other income	7,880	7,087	793	11.2
Total noninterest income	$25,944	$23,451	$2,493	10.6%

Gain on sale of loans, net increased $1.5 million, or 93.7%, to $3.1 million for the nine months ended September 30, 2020 compared to $1.6 million for the same period in 2019 primarily as a result of an increase in the volume of loans sold due to an increase in originations reflecting the low interest rate environment during the nine months ended September 30, 2020. Mortgage loan held for sale originations increased by $47.6 million, or 103.7%, to $93.4 million for the nine months ended September 30, 2020 from $45.9 million for the nine months ended September 30, 2019.
Gain on sale of investment securities, net increased $1.1 million, or 344.7%, to $1.5 million for the nine months ended September 30, 2020 from $329,000 during the same period in 2019 as a result of the Bank's active management of the investment portfolio in the current low interest rate environment.
Interest rate swap fees increased $1.1 million, or 366.8%, to $1.5 million for the nine months ended September 30, 2020 compared to $313,000 in the same period in 2019 based on customer transactions.
Other income increased $793,000, or 11.2%, to $7.9 million for the nine months ended September 30, 2020 compared to $7.1 million for the same period in 2019 due primarily to $653,000 of gain from a bank owned life insurance death benefit paid during the nine months ended September 30, 2020.
The increase in noninterest income was offset partially by a decrease in service charges and other fees of $2.1 million, or 14.8%, to $12.0 million for the nine months ended September 30, 2020 compared to $14.1 million for the same period in 2019 due primarily to a decrease in overdraft fees of $1.4 million from changes in customer spending habits and a decrease in activity-based fees on deposit accounts, in each case due to the COVID-19 pandemic.

Noninterest Expense
Comparison of quarter ended September 30, 2020 to the comparable quarter in the prior year.
Noninterest expense decreased $674,000, or 1.8%, to $36.0 million during the three months ended September 30, 2020 from $36.7 million during the three months ended September 30, 2019. The following table presents changes in the key components of noninterest expense for the periods noted:

	Three Months Ended September 30,
	2020	2019	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$21,416	$21,733	$(317)	(1.5)%
Occupancy and equipment	5,676	5,268	408	7.7
Data processing	2,363	2,333	30	1.3
Marketing	755	816	(61)	(7.5)
Professional services	1,086	1,434	(348)	(24.3)
State/municipal business and use tax	964	1,370	(406)	(29.6)
Federal deposit insurance premium	848	9	839	9,322.2
Other real estate owned, net	—	(35)	35	(100.0)
Amortization of intangible assets	860	975	(115)	(11.8)
Other expense	2,077	2,816	(739)	(26.2)
Total noninterest expense	$36,045	$36,719	$(674)	(1.8)%

Other expense decreased $739,000, or 26.2%, to $2.1 million for the three months ended September 30, 2020 from $2.8 million for the same period in 2019 due primarily from the reduction of employee travel, conference, and entertainment expenses related to the Bank's suspension of non-essential travel due to COVID-19.
State/municipal business and use taxes expense decreased $406,000, or 29.6%, as a result of an assessment in the amount of $537,000 from a Washington State Department of Revenue Business and Occupation audit recognized during the three months ended September 30, 2019.
The decreases in noninterest expense were partially offset by an increase in federal deposit insurance premium expense of $839,000 due primarily to the impact of the decrease in the Bank's Tier 1 leverage ratio on the Bank's assessment rate during the three months ended September 30, 2020 partially offset by the usage of the remainder of the Bank's small bank credit during the quarter ended June 30, 2020. The Bank utilized its small bank credit for the full premium due during the three months ended September 30, 2019.
The ratio of noninterest expense to average total assets (annualized) was 2.17% for the three months ended September 30, 2020 compared to 2.69% for the three months ended September 30, 2019. The decrease was primarily due to an increase in average total assets primarily due to the SBA PPP loans originated during 2020.

Comparison of nine months ended September 30, 2020 to the comparable period in the prior year
Noninterest expense decreased $413,000, or 0.4%, to $110.4 million during the nine months ended September 30, 2020 compared to $110.8 million for the nine months ended September 30, 2019. The following table presents changes in the key components of noninterest expense for the periods noted:

	Nine Months Ended September 30,
	2020	2019	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$65,849	$65,629	$220	0.3%
Occupancy and equipment	16,936	16,177	759	4.7
Data processing	7,046	6,615	431	6.5
Marketing	2,317	3,020	(703)	(23.3)
Professional services	4,632	3,912	720	18.4
State/municipal business and use tax	2,626	2,977	(351)	(11.8)
Federal deposit insurance premium	1,086	720	366	50.8
Other real estate owned, net	(145)	340	(485)	(142.6)
Amortization of intangible assets	2,666	3,026	(360)	(11.9)
Other expense	7,365	8,375	(1,010)	(12.1)
Total noninterest expense	$110,378	$110,791	$(413)	(0.4)%

Other expense decreased $1.0 million, or 12.1%, to $7.4 million for the nine months ended September 30, 2020 from $8.4 million for the same period in 2019 due substantially from the reduction of employee travel, conference, and entertainment expenses related to the Company's suspension of non-essential travel due to COVID-19.
Marketing expense decreased $703,000, or 23.3%, to $2.3 million during the nine months ended September 30, 2020 from $3.0 million during the nine months ended September 30, 2019 due primarily to the delayed timing of contributions for community sponsorships and sponsored events due to COVID-19 restrictions.
The decreases in noninterest expense were partially offset by an increase in occupancy and equipment expense of $759,000, or 4.7%, to $16.9 million for the nine months ended September 30, 2020 from $16.2 million during the nine months ended September 30, 2019 due primarily to depreciation expense related to the Southern Operation Center placed into operation in December 2019.
Professional services expense increased $720,000, or 18.4%, to $4.6 million during the nine months ended September 30, 2020 from $3.9 million during the nine months ended September 30, 2019 related primarily to the launch of the new mobile and online commercial banking platform, "Heritage Direct." The implementation of the new banking platform was completed during the second quarter of 2020.
Federal deposit insurance premium expense increased $366,000, or 50.8%, to $1.1 million during the nine months ended September 30, 2020 from $720,000 during the nine months ended September 30, 2019 due to the impact of the decrease in the Bank's Tier 1 leverage ratio on the Bank's assessment rate, offset partially by the use of the small bank credit for two quarters during the nine months ended September 30, 2020 compared to one quarter during the same period in 2019.
Compensation and employee benefits increased $220,000, or 0.3%, due primarily to premium pay to certain front-line employees of $408,000 as a result of impacts from COVID-19, an increase in overtime of $226,000 due primarily to SBA PPP loan processing, and an increase in commission expense of $390,000 related to increased mortgage loan sale activity. These increases were offset partially by $928,000 in the deferral of compensation as a result of SBA PPP origination volume recognized during the nine months ended September 30, 2020.
The ratio of noninterest expense to average total assets (annualized) was 2.39% for the nine months ended September 30, 2020, compared to 2.76% for the nine months ended September 30, 2019. The decrease was primarily due to an increase in average total assets, due primarily to SBA PPP loans originated during 2020.

Income Tax Expense
Comparison of quarter ended September 30, 2020 to the comparable quarter in the prior year.
Income tax expense decreased $1.1 million, or 31.6%, to $2.5 million for the three months ended September 30, 2020 from $3.6 million for the three months ended September 30, 2019 primarily due to lower pre-tax income. The effective tax rate was 13.0% for the three months ended September 30, 2020 compared to 16.8% for the same period in 2019. The decrease in the effective tax rate from the three months ended September 30, 2020 was due primarily to the year-over-year decrease in estimated annual pre-tax income, which results in an increased impact for favorable permanent tax items such as tax-exempt investments, investments in bank owned life insurance and low-income housing tax credits.
Comparison of nine months ended September 30, 2020 to the comparable period in the prior year.
Income tax expense decreased $7.9 million, or 78.3%, to $2.2 million for the nine months ended September 30, 2020 from $10.0 million for the nine months ended September 30, 2019. The effective tax rate was 8.8% for the nine months ended September 30, 2020 compared to 16.6% for the same period in 2019. The decrease in income tax expense and effective tax rate during the nine months ended September 30, 2020 was due primarily to a provision in the CARES Act, which permitted the Company to recognize a $1.0 million benefit from net operating losses related to prior acquisitions during the nine months ended September 30, 2020 and secondarily due to a decrease in pre-tax income and increased tax-exempt investments in 2020.

Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition from December 31, 2019 to September 30, 2020:

	September 30, 2020	December 31, 2019	Change	% Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$576,242	$228,568	$347,674	152.1%
Investment securities available for sale, at fair value, net	834,492	952,312	(117,820)	(12.4)
Loans held for sale	8,250	5,533	2,717	49.1
Loans receivable, net	4,593,390	3,731,708	861,682	23.1
Other real estate owned	—	841	(841)	(100.0)
Premises and equipment, net	89,831	87,888	1,943	2.2
Federal Home Loan Bank stock, at cost	6,661	6,377	284	4.5
Bank owned life insurance	108,311	103,616	4,695	4.5
Accrued interest receivable	18,888	14,446	4,442	30.7
Prepaid expenses and other assets	194,938	164,129	30,809	18.8
Other intangible assets, net	13,947	16,613	(2,666)	(16.0)
Goodwill	240,939	240,939	—	—
Total assets	$6,685,889	$5,552,970	$1,132,919	20.4%
Liabilities
Deposits	$5,689,048	$4,582,676	$1,106,372	24.1%
Junior subordinated debentures	20,814	20,595	219	1.1
Securities sold under agreement to repurchase	29,043	20,169	8,874	44.0
Accrued expenses and other liabilities	143,855	120,219	23,636	19.7
Total liabilities	5,882,760	4,743,659	1,139,101	24.0
Stockholders' equity
Common stock	570,170	586,459	(16,289)	(2.8)
Retained earnings	207,751	212,474	(4,723)	(2.2)
Accumulated other comprehensive income, net	25,208	10,378	14,830	142.9
Total stockholders' equity	803,129	809,311	(6,182)	(0.8)
Total liabilities and stockholders' equity	$6,685,889	$5,552,970	$1,132,919	20.4%

Total assets increased $1.13 billion, or 20.4%, to $6.69 billion as of September 30, 2020 compared to $5.55 billion as of December 31, 2019.
Loans receivable, net, increased $861.7 million, or 23.1%, to $4.59 billion at September 30, 2020 compared to $3.73 billion at December 31, 2019 due primarily to SBA PPP loans of $867.8 million originated in 2020, and increases in non-owner occupied CRE loans of $96.2 million, owner-occupied CRE loans of $54.1 million and real estate construction and land development loans of $40.5 million, offset partially by decreases in commercial and industrial loans of $101.7 million and consumer loans of $58.3 million. The decrease in commercial and industrial loans was due primarily to a decrease in the utilization rate of lines of credit to 23.3% at September 30, 2020 from 34.5% at December 31, 2019. The decrease in consumer loans was primarily due to the cessation of indirect auto loan originations in March 2020.
Investment securities available for sale decreased $117.8 million, or 12.4%, to $834.5 million at September 30, 2020 from $952.3 million at December 31, 2019 primarily as a result of calls, maturities, principal payments and sales of investment securities of $252.9 million, offset partially by purchases of $117.5 million and an increase in net unrealized gains of $18.9 million due to a decrease in market interest rates during the nine months ended September 30, 2020 that positively impacted the fair value of our bond portfolio.
Prepaid expenses and other assets increased $30.8 million, or 18.8%, to $194.9 million at September 30, 2020 from $164.1 million at December 31, 2019 primarily as a result of an increase in the fair value of interest rate swap contracts of $21.7 million and an investment in a Low Income Housing Tax Credit partnership of $10.2 million, both of which had a nearly corresponding increase in accrued expenses and other liabilities. Accrued expenses and other liabilities increased $23.6 million, or 19.7%, to $143.9 million at September 30, 2020 compared to $120.2 million as of December 31, 2019 due to the changes described for prepaid expenses and other assets, partially offset by a decrease related to capital contributions of Low Income Housing Tax Credit partnership investments of $7.1 million.
Total deposits increased $1.11 billion, or 24.1%, to $5.69 billion at September 30, 2020 from $4.58 billion at December 31, 2019 due primarily to increases in noninterest bearing demand deposits of $542.7 million, or 37.5%, to $1.99 billion, money market accounts of $326.1 million, or 43.3%, to $1.08 billion, and interest bearing demand deposits of $303.8 million, or 22.5%, to $1.65 billion, offset partially by a decrease in certificate of deposit accounts of $80.5 million, or 15.4%, to $444.0 million. The increase in total deposits was due primarily to proceeds from SBA PPP loans deposited directly into customer deposit accounts and an increase in customer deposits due to changes in customer spending habits due to the COVID-19 pandemic. Non-maturity deposits as a percentage of total deposits increased to 92.2% as of September 30, 2020 from 88.6% at December 31, 2019.

Lending Activities
The Bank is a full service commercial bank, which originates a wide variety of loans with a focus on commercial business loans. Loans receivable increased $898.9 million, or 23.9%, to $4.67 billion at September 30, 2020 from $3.77 billion at December 31, 2019.
The following table provides information about our loan portfolio by type of loan at the dates indicated and the change between these dates. These balances are net of deferred fees, costs, and are prior to deduction for the ACL on loans.

	September 30, 2020		December 31, 2019
	Balance (1)	% of Total (2)	Balance (1)	% of Total (2)	Change	% of Balance Change
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$750,557	16.1%	$852,220	22.6%	$(101,663)	(11.9)%
SBA PPP	867,782	18.6	—	—	867,782	100.0
Owner-occupied CRE	859,338	18.4	805,234	21.4	54,104	6.7
Non-owner occupied CRE	1,384,973	29.7	1,288,779	34.2	96,194	7.5
Total commercial business	3,862,650	82.8	2,946,233	78.2	916,417	31.1
One-to-four family residential (3)	131,921	2.8	131,660	3.5	261	0.2

	September 30, 2020		December 31, 2019
	Balance (1)	% of Total (2)	Balance (1)	% of Total (2)	Change	% of Balance Change
	(Dollars in thousands)
Real estate construction and land development:
One-to-four family residential	99,650	2.1	104,296	2.8	(4,646)	(4.5)
Five or more family residential and commercial properties	215,472	4.6	170,350	4.5	45,122	26.5
Total real estate construction and land development	315,122	6.7	274,646	7.3	40,476	14.7
Consumer	357,037	7.7	415,340	11.0	(58,303)	(14.0)
Loans receivable	$4,666,730	100.0%	$3,767,879	100.0%	$898,851	23.9%
(1) Balances do not include unfunded loan commitments.
(2) Percent of loans receivable.
(3) Excludes loans held for sale of $8.3 million and $5.5 million at September 30, 2020 and December 31, 2019, respectively.
Included in the amortized cost of loans are net discounts on loans purchased in mergers and acquisitions. Upon CECL Adoption, the Bank increased the net discount for PCD loans by $1.6 million related to the PCI to PCD transition. The remaining total net discount for purchased loans, including PCD loans and non-PCD loans, was $7.4 million at September 30, 2020 compared to $8.4 million at December 31, 2019.

Nonperforming Assets and Credit Quality Metrics
The following table provides information about our nonaccrual loans, other real estate owned and performing TDR loans for the indicated dates:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$50,930	$44,320
One-to-four family residential	157	19
Real estate construction and land development	1,439	—
Consumer	78	186
Total nonaccrual loans (1)	52,604	44,525
Other real estate owned	—	841
Total nonperforming assets	$52,604	$45,366

ACL on loans	$73,340	$36,171
Nonperforming loans to loans receivable	1.13%	1.18%
ACL on loans to loans receivable	1.57	0.96
ACL on loans to loans receivable, excluding SBA PPP loans (2)	1.93	0.96
ACL on loans to nonperforming loans	139.42	81.24
Nonperforming assets to total assets	0.79%	0.82%

Performing TDR loans:
Commercial business	$17,179	$13,661
One-to-four family residential	190	196
Real estate construction and land development	1,812	237
Consumer	434	375
Total performing TDR loans	$19,615	$14,469
Accruing loans past due 90 days or more	$—	$—
Potential problem loans	159,764	87,788
(1)At September 30, 2020 and December 31, 2019, $20.5 million and $26.3 million of nonaccrual loans were considered nonperforming TDR loans, respectively.
(2) See "Non-GAAP Financial Measures" section.
Nonaccrual Loans.    Nonaccrual loans increased $8.1 million to $52.6 million, or 1.13% of loans receivable at September 30, 2020 from $44.5 million, or 1.18% of loans receivable at December 31, 2019. The increase was due primarily to the addition of $19.6 million of loans that were previously modified under the CARES Act and related regulatory guidance and exhibited a continued decline in credit quality, warranting transfer to nonaccrual status. Within these additions were three commercial lending relationships totaling $17.4 million, including a parking facility, a hotel, and a group of restaurants under common ownership. The Bank is actively working with the borrowers to secure a positive resolution. These additions to nonaccrual loans were offset partially by a principal payment on a significant agricultural lending relationship of $7.8 million and the full payoff of a commercial business relationship of $2.3 million.

The following table reflects the changes in nonaccrual loans during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Nonaccrual loans
Balance, beginning of period	$44,525	$13,696
Addition of previously classified pass graded loans	18,132	3,856
Addition of previously classified potential problem loans	6,547	21,989
Addition of previously classified TDR loans	—	7,048
Net principal payments and transfer to accruing status	(15,228)	(4,393)
Charge-offs	(1,102)	(699)
Transfer to OREO	(270)
Balance, end of period	$52,604	$41,497

At September 30, 2020, nonaccrual loans of $20.9 million had a related ACL on loans of $6.4 million and nonaccrual loans of $31.7 million had no related ACL on loans. At December 31, 2019, nonaccrual loans of $4.4 million had a related allowance for loan losses of $763,000 and nonaccrual loans of $40.1 million had no allowance for loan losses.
Nonperforming Assets. Nonperforming assets consist of nonaccrual loans and other real estate owned. Nonperforming assets increased $7.2 million to $52.6 million, or 0.79% of total assets, at September 30, 2020 from $45.4 million, or 0.82% of total assets, at December 31, 2019 due to the increase in nonaccrual loans discussed above and the decrease in other real estate owned resulting from the disposition of the two remaining properties at December 31, 2019 during the nine months ended September 30, 2020.
Troubled Debt Restructured Loans. Performing TDR loans are TDRs on accrual status. They may be individually or collectively evaluated for ACL based on criteria outlined in our accounting policies. Performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite the restructured status. Performing TDR loans increased $5.1 million, or 35.6%, to $19.6 million at September 30, 2020 from $14.5 million at December 31, 2019. The increase was due primarily to three commercial business lending relationships totaling $3.6 million and one residential construction relationship of $1.5 million which was previously reported as a potential problem loan. The increase in TDR loans for the nine months ended September 30, 2020 was offset partially by loans paid in full totaling $2.6 million.
The following table reflects the changes in performing TDR loans during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Performing TDR loans
Balance, beginning of period	$14,469	$22,744
Addition of previously classified pass graded loans	4,495	2,631
Addition of previously classified potential problem loans	3,014	8,347
Loans added formerly nonaccrual	281	—
Transfers of loans to nonaccrual status	—	(7,048)
Charge-offs	—	(20)
Net principal payments	(2,644)	(7,234)
Balance, end of period	$19,615	$19,420

The related ACL on loans for performing TDR loans was $1.5 million as of September 30, 2020 and $1.3 million as of December 31, 2019.

Potential Problem Loans. Potential problem loans are loans risk rated special mention or worse that are not classified as a TDR or nonaccrual loan and are not individually evaluated for credit loss, but which management is closely monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans increased $72.0 million, or 82.0%, to $159.8 million at September 30, 2020 compared to $87.8 million at December 31, 2019 primarily attributed to risk classification downgrades related to COVID-19. Included in the balance of potential problem loans at September 30, 2020 are $71.4 million of loans that were modified under the CARES Act, including $20.3 million in active payment modification deferral status at September 30, 2020, and $35.4 million that were downgraded due to COVID-19. Loans with COVID-19 issues were classified as potential problem loans if additional factors were identified to cause a more severe risk grade than watch. At September 30, 2020, loans totaling $102.4 million and $57.3 million were rated special mention and substandard, respectively. The increase in potential problem loans for the nine months ended September 30, 2020 was offset partially by net principal payments of $23.0 million, including payment in full of $11.8 million and by transfers of loans to nonaccrual and TDR status.
The following table reflects the changes in potential problem loans during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019

Potential problem loans
Balance, beginning of period	$87,788	$101,320
Addition of previously classified pass graded loans	114,119	46,274
Upgrades to pass graded loan status	(9,540)	(8,816)
Net principal payments	(23,042)	(22,593)
Transfers of loans to nonaccrual and TDR status	(9,561)	(30,336)
Charge-offs	—	(510)
Balance, end of period	$159,764	$85,339

Analysis of Allowance for Credit Losses on Loans
Effective January 1, 2020, the Bank adopted ASU 2016-13. The adoption replaced the allowance for loan losses with the ACL on loans on the Condensed Consolidated Statements of Financial Condition and replaced the related provision for loan losses with the provision for credit losses on loans on the Condensed Consolidated Statements of Income.
Management has adopted a historic loss, open pool CECL methodology to calculate the ACL on loans. The same methodology is applied to all loans consistent with the guidance of the accounting standard which does not require undue complexity. Under this allowance approach, the Company has identified segments of loans with similar risk characteristics that align with its identified loan classes. Nonaccrual loans and certain TDR loans are not considered similar to other loans; therefore, they are evaluated for credit loss on an individual basis. The allowance for individually evaluated loans is calculated using either the collateral value method, which considers the likely source of repayment as the value of the collateral, less estimated costs to sell, or the net present value method, which considers the contractual principal and interest terms and estimated cash flows available from the borrower to satisfy the debt.
For each loan segment collectively measured, baseline loss rates are separately calculated using the Bank's average quarterly historical loss information. The baseline loss rates are applied to each loan's estimated cash flows over the life of the loan under the remaining life method, including prepayment estimates, to determine the baseline loss estimate for each loan. The CECL methodology also includes consideration of the forecasted direction of the economic and business environment and its likely impact to the estimated allowance as compared to the historical losses over the reasonable and supportable time frame. The impact of those macroeconomic factors to each segment, positive or negative, using the reasonable and supportable period, are added to the calculated baseline loss rate. After the reasonable and supportable period, the estimated credit losses are reverted back to historical baseline loss levels under a reversion period on a straight-lined, input reversion basis. Management can also consider other qualitative factors to adjust the ACL if internal or external conditions suggest changes to the modeled ACL are appropriate.

The following table provides information regarding changes in our ACL on loans and the allowance for loan losses at and for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
ACL on loans at the beginning of the period	$71,501	$36,363	$36,171	$35,042
Impact of CECL adoption	—	—	1,822	—
Adjusted ACL on loans, beginning of the period	71,501	36,363	37,993	35,042

Charge-offs:
Commercial business	(507)	(306)	(3,553)	(1,183)
One-to-four family residential	—	(15)	—	(45)
Consumer	(335)	(501)	(1,141)	(1,653)
Total charge-offs	(842)	(822)	(4,694)	(2,881)
Recoveries:
Commercial business	80	381	1,220	602
One-to-four family residential	—	—	3	—
Real estate construction and land development	139	3	160	628
Consumer	142	127	433	374
Total recoveries	361	511	1,816	1,604
Net charge-offs	(481)	(311)	(2,878)	(1,277)

Provision for credit losses on loans	2,320	466	38,225	2,753

ACL on loans at the end of the period	$73,340	$36,518	$73,340	$36,518

ACL on loans to loans receivable	1.57%	0.98%	1.57%	0.98%
ACL on loans to loans receivable, excluding SBA PPP loans (3)	1.93	0.98	1.93	0.98
Net charge-offs on loans to average loans receivable, net (1)	0.04%	0.03%	0.09%	0.05%

Loans receivable at the end of the period (2)	$4,666,730	$3,731,343	$4,666,730	$3,731,343
Average loans receivable, net during the period	4,605,389	3,677,405	4,266,598	3,651,659
(1) Annualized.
(2) Excludes loans held for sale.
(3) See NonGAAP Financial Measures herein.
The ACL on loans increased $37.2 million, or 102.8%, to $73.3 million at September 30, 2020 from $36.2 million at December 31, 2019, and increased $35.3 million, or 93.0%, from the adjusted beginning balance of $38.0 million. The increase in ACL was primarily the result of the provision for credit losses on loans of $38.2 million recognized during the nine months ended September 30, 2020 due primarily to forecasted credit deterioration reflecting economic conditions as a result of the COVID-19 pandemic.
The macroeconomic forecast used in the CECL model as of January 1, 2020 predicted continued economic expansion with steady GDP growth of 1.8% and low unemployment rates of 3.5% in 2020, among other factors. The onset of the COVID-19 pandemic resulted in identification of an economic recession during the second quarter of 2020. The macroeconomic forecast used in the CECL model as of September 30, 2020 reflected a slow and long recovery from the COVID-19 recession. The modeled recovery is expected to last through the end of 2021, including a contraction in GDP of 3.7% for 2020 and a rebound of 3.7% for 2021, and modest increases in GDP in future years. Unemployment rates are expected to average 8.7% during the remainder of 2020 and gradually reduce to 4.0% by 2025.
The Company recorded charge-offs of $4.7 million during the nine months ended September 30, 2020 primarily due to one commercial and industrial loan of $1.7 million that had been experiencing financial difficulties.

Due to issues surrounding the control of the underlying loan collateral, the Bank determined it appropriate to charge-off the entire balance and pursue an aggressive collection strategy. Charge-offs also included two commercial and industrial loan relationships totaling $447,000 as a result of impacts from the COVID-19 pandemic and small dollar charge-offs on a large volume of consumer loans of $1.1 million. The Company recorded recoveries of $1.8 million during the nine months ended September 30, 2020 primarily due to the full recovery of an agricultural lending relationship of $963,000 which was charged-off during the three months ended December 31, 2019 and small dollar recoveries on a large volume of consumer loans of $433,000.
Based on the Bank's established comprehensive CECL methodology, management deemed the ACL on loans of $73.3 million (1.57% of loans receivable and 139.42% of nonperforming loans) at September 30, 2020 appropriate to provide for current expected credit losses in the portfolio. This compares to an allowance for loan losses of $36.2 million (0.96% of loans receivable and 81.24% of nonperforming loans) at December 31, 2019 under the incurred loss methodology.
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

Deposits and Other Borrowings
Total deposits increased $1.11 billion, or 24.1%, to $5.69 billion at September 30, 2020 from $4.58 billion at December 31, 2019. Non-maturity deposits as a percentage of total deposits increased 3.6% to 92.2% at September 30, 2020 compared to 88.6% at December 31, 2019.
The following table summarizes the Company's deposits as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Balance	% of Total	Balance	% of Total	Change	% of Balance Change
	(Dollars in thousands)
Noninterest demand deposits	$1,989,247	35.0%	$1,446,502	31.6%	$542,745	37.5%
Interest bearing demand deposits	1,652,661	29.0	1,348,817	29.4	303,844	22.5
Money market accounts	1,079,814	19.0	753,684	16.4	326,130	43.3
Savings accounts	523,286	9.2	509,095	11.2	14,191	2.8
Total non-maturity deposits	5,245,008	92.2	4,058,098	88.6	1,186,910	29.2
Certificates of deposit	444,040	7.8	524,578	11.4	(80,538)	(15.4)
Total deposits	$5,689,048	100.0%	$4,582,676	100.0%	$1,106,372	24.1%

The increase in deposits is primarily due to the proceeds from SBA PPP loans deposited directly into the customers' deposit accounts, an increase in customer deposit accounts based on changes in spending habits during the COVID-19 pandemic, and an increase in new deposit accounts. At September 30, 2020, the Bank had approximately 553 deposit accounts with balances of approximately $82.9 million related to new customers that received a SBA PPP loan from the Bank.
Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. The Bank also utilizes securities sold under agreement to repurchase as a supplement to its funding sources, which are secured by available for sale investment securities. During the latter part of 2019, the Bank made an effort to transition customers from securities sold under agreement to repurchase to other deposit products. As of September 30, 2020 and December 31, 2019, only three customers utilized this product with total balances $29.0 million at

September 30, 2020, an increase of $8.9 million, or 44.0%, from $20.2 million at December 31, 2019 due primarily to customer activity during the period.
The Company also has junior subordinated debentures with a par value of $25.0 million which pay quarterly interest based on three-month LIBOR plus 1.56%. The debentures mature in 2037. The balance of the junior subordinated debentures was $20.8 million at September 30, 2020, which reflects the fair value of the junior subordinated debentures established as part of the merger with Washington Banking Company on May 1, 2014, adjusted for the accretion of discount from purchase accounting fair value adjustment.
At September 30, 2020, the Bank maintained credit facilities with the FHLB for $891.7 million and credit facilities with the Federal Reserve Bank for $55.0 million. The Company had no FHLB or Federal Reserve Bank advances outstanding at both September 30, 2020 and December 31, 2019.
The Bank maintains lines of credit with five correspondent banks to purchase federal funds totaling $215.0 million as of September 30, 2020. There were no federal funds purchased as of September 30, 2020 or December 31, 2019.
The Bank was approved to utilize the PPPLF at September 30, 2020; however, the Bank has chosen not to participate during the nine months ended September 30, 2020.

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
Heritage Financial Corporation: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations. At September 30, 2020, the Company (on an unconsolidated basis) had cash and cash equivalents of $9.5 million.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, satisfy other financial commitments and fund operations. We generally maintain sufficient cash and short-term investments to meet short-term liquidity needs. At September 30, 2020, cash and cash equivalents totaled $576.2 million, or 8.6% of total assets and the fair value of investment securities available for sale totaled $834.5 million of which $263.7 million were pledged to secure public deposits or borrowing arrangements. The fair value of investment securities available for sale that were not pledged totaled $570.7 million, or 8.5% of total assets at September 30, 2020. The fair value of investment securities available for sale with contractual maturities of one year or less were $63.7 million, or 1.0% of total assets, at September 30, 2020.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $76.6 million for the nine months ended September 30, 2020, and primarily consisted of net income of $22.7 million and non-cash adjustments to reconcile net income to cash provided by operating activities, including provision for credit losses of $39.2 million and depreciation, amortization, and accretion of $28.3 million. During the nine months ended September 30, 2020, net cash used by investing activities was $803.5 million, which consisted primarily of net loan originations of $924.9 million, including $897.4 million related to SBA PPP loan originations, offset partially by net investment securities activity of $135.5 million. Net cash provided by financing activities was $1.07 billion for the nine months ended September 30, 2020 and primarily consisted of a net increase in deposits of $1.11 billion primarily due to the proceeds from SBA PPP loans deposited directly into the customers' deposit accounts, an increase in customer deposit accounts based on changes in spending habits during the COVID-19 pandemic, and an increase in new deposit accounts partially offset by dividends paid of $21.7 million and repurchases of common stock of $19.1 million during the period.

Stockholders' Equity and Regulatory Capital Requirements
Stockholders’ equity was $803.1 million at September 30, 2020 compared to $809.3 million at December 31, 2019. The Company’s stockholders' equity to assets ratio was 12.0% as of September 30, 2020 and 14.6% as of December 31, 2019. The following table reflects the changes to stockholders' equity during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Balance, beginning of period	$793,652	$796,625	$809,311	$760,723
Cumulative effect from change in accounting policy (1)	—	—	(5,615)	(399)
Net income	16,636	17,895	22,688	50,431
Dividends declared	(7,227)	(7,042)	(21,796)	(20,383)
Other comprehensive income, net of tax	(773)	2,771	14,830	19,980
Repurchase of common stock	(7)	(6,954)	(19,105)	(8,635)
Other	848	832	2,816	2,410
Balance, end of period	$803,129	$804,127	$803,129	$804,127
(1) Effective January 1, 2020, Company adopted ASU 2016-13, Financial Instruments - Credit Losses. Effective January 1, 2019, the Company adopted ASU 2016-02, Leases.
No shares were repurchased under the Company's stock repurchase plans during the three months ended September 30, 2020 as the Company suspended repurchases in response to the COVID-19 pandemic.
During the nine months ended September 30, 2020, the Company repurchased the remaining 639,922 shares available under the eleventh stock repurchase plan at a weighted average price per share of $23.95 and repurchased 155,778 shares at a weighted average share price of $20.34 under the twelfth stock repurchase plan, which is a total of 795,700 shares under both plans at a weighted average share price of $23.25.
During the three and nine months ended September 30, 2019, the Company repurchased 264,712 and 292,712 shares, respectively, available under the eleventh stock repurchase plan at a weighted average price per share of $26.23 and $26.50, respectively.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On October 21, 2020, the Company’s Board of Directors declared a regular dividend of $0.20 per common share which is payable on November 18, 2020 to shareholders of record on November 4, 2020.
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements and operations. Management believes as of September 30, 2020, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of September 30, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories. The following table represents the minimum required ratios of the Company and the Bank and the actual capital ratios at the periods indicated:

	Minimum Requirements		Well-Capitalized Requirements		Actual
	(Dollars in thousands)
As of September 30, 2020:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$207,313	4.5%	N/A	N/A	$539,440	11.7%
Tier 1 leverage capital to average assets	253,978	4.0	N/A	N/A	560,254	8.8
Tier 1 capital to risk-weighted assets	276,418	6.0	N/A	N/A	560,254	12.2
Total capital to risk-weighted assets	368,557	8.0	N/A	N/A	617,914	13.4
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	207,134	4.5	$299,194	6.5%	547,979	11.9
Tier 1 leverage capital to average assets	253,826	4.0	317,282	5.0	547,979	8.6
Tier 1 capital to risk-weighted assets	276,179	6.0	368,238	8.0	547,979	11.9
Total capital to risk-weighted assets	$368,238	8.0%	$460,298	10.0%	$605,609	13.2%

As of December 31, 2019:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$211,110	4.5%	N/A	N/A	$541,154	11.5%
Tier 1 leverage capital to average assets	212,578	4.0	N/A	N/A	561,749	10.6
Tier 1 capital to risk-weighted assets	281,479	6.0	N/A	N/A	561,749	12.0
Total capital to risk-weighted assets	375,306	8.0	N/A	N/A	598,226	12.8
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	211,017	4.5	$304,803	6.5%	538,560	11.5
Tier 1 leverage capital to average assets	211,187	4.0	263,984	5.0	538,560	10.2
Tier 1 capital to risk-weighted assets	281,356	6.0	375,142	8.0	538,560	11.5
Total capital to risk-weighted assets	$375,142	8.0%	$468,927	10.0%	$575,037	12.3%

As of September 30, 2020, the capital measures reflect the revised CECL capital transition provisions adopted by the Federal Reserve and the FDIC, that allows us the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period.
Under applicable capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%, a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. Both the Company and the Bank are also required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. At September 30, 2020, the capital conservation buffer was 5.4% and 5.2% for the Company and the Bank, respectively.

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
Reconciliations of the GAAP and non-GAAP financial measures are presented below for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)
Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans, annualized:
Interest and fees on loans (GAAP)	$47,647	$47,845	$142,328	$142,651
Exclude SBA PPP loan interest and fees	(5,810)	—	(10,733)	—
Exclude incremental accretion on purchased loans	(944)	(1,090)	(2,651)	(3,879)
Adjusted interest and fees on loans (non-GAAP)	$40,893	$46,755	$128,944	$138,772

Average loans receivable, net	$4,605,389	$3,677,405	$4,266,598	$3,651,659
Exclude average SBA PPP loans	(863,127)	—	(511,461)	—
Adjusted average loans receivable, net (non-GAAP)	$3,742,262	$3,677,405	$3,755,137	$3,651,659

Loan yield, annualized (GAAP)	4.12%	5.16%	4.46%	5.22%
Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans, annualized (non-GAAP)	4.35%	5.04%	4.59%	5.08%

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
ACL on loans to loans receivable, excluding SBA PPP loans
Allowance for credit losses on loans	$(73,340)	$(36,171)

Loans receivable (GAAP)	$4,666,730	$3,767,879
Exclude SBA PPP loans	867,782	—
Loans receivable, excluding SBA PPP (non-GAAP)	$3,798,948	$3,767,879

ACL on loans to Loans receivable (GAAP)	1.57%	0.96%
ACL on loans to Loans receivable, excluding SBA PPP loans (non-GAAP)	1.93%	0.96%
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

As a result of the COVID-19 pandemic, our interest rate risk exposure has changed since the information disclosed in our 2019 Annual Form 10-K. The following table presents the change in our net interest income as a result of parallel rate shock scenarios presented in the periods after the dates shown:

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Up 100
Year 1	$13,459	$8,149
Year 2	26,015	15,572
Up 200
Year 1	26,726	15,933
Year 2	51,418	29,806
Down 100
Year 1	(2,845)	(7,415)
Year 2	$(7,172)	$(15,178)

These scenarios are based on interest rates as of the last day of a reporting period published by independent sources and incorporate relevant spread of instruments that are actively traded in the open market. Given that the short-term rates have declined during the nine months ended September 30, 2020, we do not believe that the result of the "Down 200" analysis provide meaningful results and have been excluded. For the "Down 100" scenario, the Bank's modeling assumption is that all deposit rates are floored to one or two basis points and new loan production is recalibrated to incorporate a chosen net interest spread over index. The simulations used to manage market risk are based on numerous assumptions regarding the effect of changes in interest rates on the timing and extent of reprice characteristics, future cash flows and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower net interest income. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes as well as changes in market condition, customer behavior and management strategies, among other factors.
Neither we, nor the Bank, maintain a trading account for any class of financial instrument, nor do we, or the Bank, engage in hedging activities or purchase high risk derivative instruments. Moreover, neither we, nor the Bank, are subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedure (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2020 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
There have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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
The COVID-19 pandemic started to cause major economic disruption and volatility as a result of governmental mandates (e.g., “shelter in place” mandates, school closures) and voluntary changes in consumer behavior (e.g., “social distancing”) in March 2020. The ultimate impact of the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic. Since the termination of the shelter in place orders in our market areas and phased re-opening of business, the Company has taken steps to resume more normal branch activities with specific guidelines in place to ensure the safety of the Company’s customers and personnel. As of September 30, 2020, all of our branch lobbies remain closed since March 2020 with most services processed through the drive-up or by appointment, except three branches located within Island County which are operating with an open lobby.
Although shelter in place orders have terminated, currently a portion of our employees are working remotely to enable us to continue to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may result from these work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. Further, we also rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.
There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on its credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand and loan originations other than through government sponsored programs such as the SBA's Payroll Protection Program, deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as revenues declined precipitously, especially in businesses related to travel, hospitality, leisure, and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to the Pacific Northwest region over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.
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
As of September 30, 2020, we hold and service a portfolio of SBA PPP loans totaling $867.8 million. The SBA PPP loans are subject to the provisions of the CARES Act as well as complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our SBA PPP borrowers will seek full or partial forgiveness of their loan obligations. We could face additional risks in our administrative capabilities to service our SBA PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness.
In addition to SBA PPP loans, the Company is providing assistance to commercial business loan borrowers in response to the economic disruption caused by COVID-19 by offering short-term modifications such as interest only payments, payment deferrals, loan re-amortization, and increases of lines of credit. Also, the Company is assisting mortgage and consumer loan borrowers by offering short-term modifications for payment deferrals when the borrower meets certain criteria, or on a case-by-case analysis. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. If the economic disruption from the COVID-19 pandemic continues for several months or worsens, it may result in increased loan delinquencies, adversely classified loans and loan charge-offs. As a result, our ACL on loans may prove to be insufficient to absorb losses in our loan portfolio, which would cause our results of operations, liquidity and financial condition to be adversely affected.
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
No shares were repurchased under the Company's stock repurchase plans during the three months ended September 30, 2020 as the Company suspended repurchases in response to the COVID-19 pandemic.
During the nine months ended September 30, 2020, the Company repurchased the remaining 639,922 shares available under the eleventh stock repurchase plan at a weighted average price per share of $23.95 and repurchased 155,778 shares at a weighted average share price of $20.34 under the twelfth stock repurchase plan, which is a total of 795,700 shares under both plans at a weighted average share price of $23.25.
During the three and nine months ended September 30, 2019, the Company repurchased 264,712 and 292,712 shares, respectively, under the eleventh stock repurchase plan at a weighted average price per share of $26.23 and $26.50, respectively.
In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total repurchased shares for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Repurchased shares to pay withholding taxes	378	405	28,306	28,434
Stock repurchase to pay withholding taxes average share price	$19.84	$27.67	$21.54	$30.83

The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Cumulative Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020— July 31, 2020	—	$—	8,981,801	1,643,276
August 1, 2020— August 31, 2020	—	—	8,981,801	1,643,276
September 1, 2020— September 30, 2020	378	19.84	8,981,801	1,643,276
Total	378	$19.84
(1)Of the common shares repurchased by the Company between July 1, 2020 and September 30, 2020, all of the shares represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units.

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

HERITAGE FINANCIAL CORPORATION

Date:
November 9, 2020	/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer

Date:
November 9, 2020	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer