Form 10-Q
period 2021-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2021-05-05
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021 or

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
As of April 26, 2021, there were 35,981,317 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2021

GLOSSARY OF ACRONYMS, ABBREVIATIONS, AND TERMS

The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q. As used throughout this report, the terms “we”, “our”, or “us” refer to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

2020 Annual Form 10-K	Company's Annual Report on Form 10-K for the year ended December 31, 2020
ACL	Allowance for credit losses
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Heritage Bank
CA Act	Consolidated Appropriations Act of 2021
CARES Act	Coronavirus Aid, Relief, and Economic Security Act of 2020
CECL	Current expected credit loss
CECL Adoption
Company's adoption on January 1, 2020 of FASB ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology

CMO	Collateralized Mortgage Obligation
Company	Heritage Financial Corporation
COVID Modifications	Loans with modifications made in compliance with the CARES Act, as amended, and related regulatory guidance
COVID-19 Pandemic	Coronavirus Disease of 2019 pandemic
CRE	Commercial real estate
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
Federal Reserve Bank	Federal Reserve Bank of San Francisco
FHLB	Federal Home Loan Bank of Des Moines
GAAP	U.S. Generally Accepted Accounting Principles
Heritage	Heritage Financial Corporation
LIBOR	London Interbank Offering Rate
MBS	Mortgage-backed security
PPP	Paycheck Protection Program
PPP1	First tranche of the SBA's PPP commencing in April 2020 through August 8, 2020
PPP2	Second tranche of the SBA'S PPP commencing in January 2021 and expiring May 31, 2021
PPPLF	Paycheck Protection Program Liquidity Facility
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SM	Special Mention

SS	Substandard
TDR	Troubled debt restructured

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for future periods to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating results and stock price performance.
The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Deterioration in general business and economic conditions, including increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to the COVID-19 pandemic, could affect us in substantial and unpredictable ways. Other factors that could cause or contribute to such differences include, but are not limited to:
•the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our ACL on loans and provision for credit losses on loans that may be effected by deterioration in the housing and CRE markets, which may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our ACL on loans no longer being adequate to cover actual losses, and require us to increase our ACL on loans;
•changes in general economic conditions, either nationally or in our market areas;
•changes in the levels of general interest rates, and the relative differences between short-term and long-term interest rates, deposit interest rates, our net interest margin and funding sources;
•risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar;
•fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;
•results of examinations of us by the bank regulators, including the possibility that any such regulatory authority may, among other things, initiate an enforcement action against the Company or our bank subsidiary which could require us to increase our ACL on loans, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements on us, any of which could affect our ability to continue our growth through mergers, acquisitions or similar transactions and adversely affect our liquidity and earnings;
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
•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods and as a result of the CARES Act and the CA Act; and
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, including as a result of the CARES Act, CA Act and recent COVID-19 pandemic vaccination efforts, and the other risks detailed from time to time in our filings with the SEC including our 2020 Annual Form 10-K.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(In thousands, except shares)

	March 31, 2021	December 31, 2020
ASSETS
Cash on hand and in banks	$93,306	$91,918
Interest earning deposits	841,010	651,404
Cash and cash equivalents	934,316	743,322
Investment securities available for sale, at fair value, net (amortized cost of $876,357 and $770,195, respectively)	893,558	802,163
Loans held for sale	6,801	4,932
Loans receivable	4,595,869	4,468,647
Allowance for credit losses on loans	(64,225)	(70,185)
Loans receivable, net	4,531,644	4,398,462
Other real estate owned	—	—
Premises and equipment, net	84,533	85,452
Federal Home Loan Bank stock, at cost	7,933	6,661
Bank owned life insurance	108,341	107,580
Accrued interest receivable	19,447	19,418
Prepaid expenses and other assets	188,589	193,301
Other intangible assets, net	12,291	13,088
Goodwill	240,939	240,939
Total assets	$7,028,392	$6,615,318
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$6,019,698	$5,597,990
Junior subordinated debentures	20,960	20,887
Securities sold under agreement to repurchase	36,503	35,683
Accrued expenses and other liabilities	124,080	140,319
Total liabilities	6,201,241	5,794,879
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 35,981,317 and 35,912,243 shares issued and outstanding, respectively	571,204	571,021
Retained earnings	242,486	224,400
Accumulated other comprehensive income, net	13,461	25,018
Total stockholders’ equity	827,151	820,439
Total liabilities and stockholders’ equity	$7,028,392	$6,615,318

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts and shares outstanding)

	Three Months Ended March 31,
	2021	2020
INTEREST INCOME:
Interest and fees on loans	$49,524	$46,277
Taxable interest on investment securities	3,534	5,633
Nontaxable interest on investment securities	958	756
Interest on interest earning deposits	175	420
Total interest income	54,191	53,086
INTEREST EXPENSE:
Deposits	1,728	4,216
Junior subordinated debentures	187	285
Other borrowings	38	34
Total interest expense	1,953	4,535
Net interest income	52,238	48,551
(Reversal of) provision for credit losses	(7,199)	7,946
Net interest income after (reversal of) provision for credit losses	59,437	40,605
NONINTEREST INCOME:
Service charges and other fees	4,000	4,376
Gain on sale of investment securities, net	29	1,014
Gain on sale of loans, net	1,370	547
Interest rate swap fees	152	296
Bank owned life insurance income	656	885
Other income	2,044	2,368
Total noninterest income	8,251	9,486
NONINTEREST EXPENSE:
Compensation and employee benefits	22,461	22,506
Occupancy and equipment	4,454	4,564
Data processing	3,812	3,527
Marketing	669	866
Professional services	1,331	1,377
State/municipal business and use taxes	972	757
Federal deposit insurance premium	589	—
Other real estate owned, net	—	25
Amortization of intangible assets	797	903
Other expense	2,157	2,735
Total noninterest expense	37,242	37,260
Income before income taxes	30,446	12,831
Income tax expense	5,102	640
Net income	$25,344	$12,191
Basic earnings per share	$0.70	$0.34
Diluted earnings per share	$0.70	$0.34
Dividends declared per share	$0.20	$0.20
Average number of basic shares outstanding	35,926,950	36,342,090
Average number of diluted shares outstanding	36,232,204	36,596,641

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$25,344	$12,191
Change in fair value of investment securities available for sale, net of tax of $(3,204) and $2,419, respectively	(11,534)	8,707
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $(6), and $(221), respectively	(23)	(793)
Other comprehensive (loss) income	(11,557)	7,914
Comprehensive income	$13,787	$20,105

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31, 2021
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
Balance at December 31, 2020	35,912	$571,021	$224,400	$25,018	$820,439
Restricted stock units vested	92	—	—	—	—
Stock-based compensation expense	—	870	—	—	870
Common stock repurchased	(23)	(687)	—	—	(687)
Net income	—	—	25,344		25,344
Other comprehensive loss, net of tax	—	—	—	(11,557)	(11,557)
Cash dividend declared on common stock ($0.20 per share)	—	—	(7,258)	—	(7,258)
Balance at March 31, 2021	35,981	$571,204	$242,486	$13,461	$827,151

	Three Months Ended March 31, 2020
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2019	36,619	$586,459	$212,474	$10,378	$809,311
Cumulative effect from change in accounting policy (1)	—	—	(5,615)	—	(5,615)
Restricted stock units vested, net of forfeitures of restricted stock awards	87	—	—	—	—
Exercise of stock options	5	71	—	—	71
Stock-based compensation expense	—	969	—	—	969
Common stock repurchased	(822)	(19,060)	—	—	(19,060)
Net income	—	—	12,191	—	12,191
Other comprehensive income, net of tax	—	—	—	7,914	7,914
Cash dividend declared on common stock ($0.20 per share)	—	—	(7,343)	—	(7,343)
Balance at March 31, 2020	35,889	$568,439	$211,707	$18,292	$798,438
(1) Effective January 1, 2020, Company adopted ASU 2016-13, Financial Instruments - Credit Losses.

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$25,344	$12,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(6,796)	67
(Reversal of) provision for credit losses	(7,199)	7,946
Net change in accrued interest receivable, prepaid expenses and other assets, and accrued expenses and other liabilities	(1,205)	(7,581)
Stock-based compensation expense	870	969
Amortization of intangible assets	797	903
Origination of mortgage loans held for sale	(32,254)	(16,026)
Proceeds from sale of mortgage loans held for sale	31,755	18,298
Bank owned life insurance income	(656)	(885)
Valuation adjustment on interest rate swaps	(244)	—
Loss on sale of other real estate owned, net	—	4
Gain on sale of mortgage loans held for sale, net	(1,370)	(547)
Gain on sale of investment securities available for sale, net	(29)	(1,014)
Gain on sale of assets held for sale	(22)	(9)
Loss (gain) on sale or write-off of premises and equipment, net	90	(9)
Net cash provided by operating activities	9,081	14,307
Cash flows from investing activities:
Loans originated, net of principal payments	(117,892)	(84,807)
Maturities, calls and payments of investment securities available for sale	62,675	74,320
Purchase of investment securities available for sale	(166,038)	(90,517)
Proceeds from sales of investment securities available for sale	1,248	25,177
Purchase of premises and equipment	(475)	(1,423)
Proceeds from sales of other real estate owned	—	266
Proceeds from sales of assets held for sale	1,731	394
Proceeds from redemption of Federal Home Loan Bank stock	—	760
Purchases of Federal Home Loan Bank stock	(1,272)	(1,044)
Proceeds from sales of premises and equipment	—	9
Purchases of bank owned life insurance	(105)	(3,579)
Proceeds from bank owned life insurance death benefit	—	1,324
Capital contributions to low-income housing tax credit partnerships	(12,617)	(1,434)
Net cash used by investing activities	(232,745)	(80,554)
Cash flows from financing activities:
Net increase in deposits	421,708	35,272
Federal Home Loan Bank advances	10	19,000
Repayment of Federal Home Loan Bank advances	(10)	(19,000)
Common stock cash dividends paid	(7,183)	(7,314)
Net increase (decrease) in securities sold under agreement to repurchase	820	(8,377)
Proceeds from exercise of stock options	—	71
Repurchase of common stock	(687)	(19,060)
Net cash provided by financing activities	414,658	592

	Three Months Ended March 31,
	2021	2020
Net increase (decrease) in cash and cash equivalents	190,994	(65,655)
Cash and cash equivalents at beginning of period	743,322	228,568
Cash and cash equivalents at end of period	$934,316	$162,913

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,889	$4,507
Cash paid for income taxes, net of refunds	64	58

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$—	$270
Purchase of investment securities available for sale not settled	5,000	7,303
Cumulative effect from change in accounting policy (1)	—	7,175
Right of use assets obtained in exchange for new operating lease liabilities	7,381	591
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
The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank. The Bank is headquartered in Olympia, Washington and conducts business from its 53 branch offices as of March 31, 2021 located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small and medium-sized businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas. The Bank's deposits are insured by the FDIC.

(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2020 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
To prepare unaudited Condensed Consolidated Financial Statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Management believes that the judgments, estimates, and assumptions used in the preparation of the Condensed Consolidated Financial Statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to management's estimate of ACL on loans, management's estimate of ACL on unfunded commitments, management's evaluation of goodwill impairment and the fair value of financial instruments. It is reasonably possible that management's estimate of the ACL on loans of $64.2 million at March 31, 2021 as disclosed in Note (4) Allowance for Credit Losses on Loans, management's estimate of the ACL on unfunded commitments of $3.6 million as disclosed in Note (14) Commitments and Contingencies, management's conclusion that the fair value of the reporting unit more likely than not exceeds its carrying value at March 31, 2021 as disclosed in Note (6) Goodwill and Other Intangible Assets and the estimates of fair value of financial instruments as disclosed in Note (12) Fair Value Measurements could materially change. In particular, these estimates have been and will continue to be affected by the ongoing COVID-19 pandemic. The severity, magnitude and duration, as well as the economic consequences of the COVID-19 pandemic, are uncertain, rapidly changing and difficult to predict. As a result, our accounting estimates and assumptions may change over time in response to the COVID-19 pandemic.
The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions among the Company and the Bank have been eliminated in consolidation.
Certain prior year amounts in the Condensed Consolidated Statements of Income and the Condensed Consolidated Statements of Cash Flows have been reclassified to conform to the current year’s presentation. Reclassifications had no effect on the prior years' net income or stockholders’ equity.

(c) Significant Accounting Policies
The significant accounting policies used in preparation of the Condensed Consolidated Financial Statements are disclosed in greater detail in the 2020 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies from those contained in the 2020 Annual Form 10-K during the three months ended March 31, 2021.

(d) Recently Issued or Adopted Accounting Pronouncements
FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, and ASU 2020-02, was originally issued in June 2016. This ASU replaced the incurred loss methodology with an expected loss methodology, which is commonly referred to as the "CECL" methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, CECL Adoption made changes to the accounting for credit losses on investment securities available for sale. This ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for fiscal years after December 15, 2018 and can be delayed under a provision of the CARES Act until the end of the official health emergency declaration. The Bank adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and unfunded commitments. At adoption, the Bank elected not to measure an ACL on accrued interest receivable on loans receivable or accrued interest receivable on investment securities available for sale as Bank policy is to reverse interest income for uncollectible accrued interest receivable balances in a timely manner.
The adoption of ASU 2016-13 included an increase to the ACL on loans of $3.4 million and an increase to the ACL on unfunded commitments of $3.7 million, resulting in a pretax cumulative-effect adjustment of $7.1 million. The impact of this adjustment to beginning retained earnings on January 1, 2020 was $5.6 million, net of tax.
FASB ASU 2020-04, Reference Rate Reform (Topic 848), as amended by ASU 2021-01, was issued in March 2020 and provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting and is effective March 12, 2020 through December 31, 2022. An entity may elect to apply the ASU for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Bank’s swap related transactions are the majority of the Company's LIBOR exposure. Effective January 25, 2021, the Company has agreed to adhere to the Interbank Offered Rate Fallbacks Protocol as published by the International Swaps and Derivatives Association, Inc. and recommended by the Alternative Reference Rates Committee. The Company further anticipates this ASU will simplify any modifications executed between the selected start date (yet to be determined) and December 31, 2022 that are directly related to LIBOR transition by allowing prospective recognition of the continuation of the contract, rather than extinguishment of the old contract resulting in writing off unamortized net deferred fees. The Company does not expect this ASU to have a material impact on its business operations and the Condensed Consolidated Financial Statements.

(2)Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement the Bank’s lending activities.
There were no securities classified as trading or held to maturity at March 31, 2021 or December 31, 2020.
(a) Securities by Type and Maturity
The following tables present the amortized cost and fair value of investment securities available for sale at the dates indicated and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government and agency securities	$96,415	$630	$(2,188)	$94,857
Municipal securities	219,373	10,001	(1,711)	227,663
Residential CMO and MBS	179,680	4,233	(917)	182,996
Commercial CMO and MBS	341,620	9,168	(2,619)	348,169
Corporate obligations	10,989	66	—	11,055
Other asset-backed securities	28,280	548	(10)	28,818
Total	$876,357	$24,646	$(7,445)	$893,558

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government and agency securities	$44,713	$947	$—	$45,660
Municipal securities	197,634	12,561	(227)	209,968
Residential CMO and MBS	196,956	5,125	(209)	201,872
Commercial CMO and MBS	290,638	13,198	(90)	303,746
Corporate obligations	10,971	125	—	11,096
Other asset-backed securities	29,283	565	(27)	29,821
Total	$770,195	$32,521	$(553)	$802,163

The amortized cost and fair value of investment securities available for sale at March 31, 2021, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$48,897	$49,279
Due after one year through five years	134,310	140,053
Due after five years through ten years	285,906	290,676
Due after ten years	407,244	413,550
Total	$876,357	$893,558

There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2021 and December 31, 2020.
(b) Unrealized Losses and Other-Than-Temporary Impairments
The following tables show the gross unrealized losses and fair value of the Company's investment securities available for sale aggregated by investment category and length of time that the individual securities have been in continuous unrealized loss positions as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and agency securities	$54,549	$(2,188)	$—	$—	$54,549	$(2,188)
Municipal securities	48,130	(1,558)	2,312	(153)	50,442	(1,711)
Residential CMO and MBS	16,359	(768)	24,221	(149)	40,580	(917)
Commercial CMO and MBS	79,240	(2,612)	2,606	(7)	81,846	(2,619)
Other asset-backed securities	—	—	1,330	(10)	1,330	(10)
Total	$198,278	$(7,126)	$30,469	$(319)	$228,747	$(7,445)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	10,264	(227)	—	—	10,264	(227)
Residential CMO and MBS	—	—	25,293	(209)	25,293	(209)
Commercial CMO and MBS	11,404	(29)	7,499	(61)	18,903	(90)
Other asset-backed securities	—	—	4,570	(27)	4,570	(27)
Total	$21,668	$(256)	$37,362	$(297)	$59,030	$(553)

The Company evaluated investment securities available for sale as of March 31, 2021 and December 31, 2020 and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of both March 31, 2021 and December 31, 2020. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of March 31, 2021 and December 31, 2020.
(c) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of investment securities available for sale for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Gross realized gains	$29	$1,028
Gross realized losses	—	(14)
Net realized gains	$29	$1,014

(d) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state public deposits	$118,333	$122,419	$119,652	$124,228
Securities sold under agreement to repurchase	47,467	48,178	38,630	39,945
Other securities pledged	27,928	28,679	29,665	30,717
Total	$193,728	$199,276	$187,947	$194,890

(e) Accrued Interest Receivable
Accrued interest receivable excluded from amortized cost on investment securities available for sale totaled $3.4 million and $3.6 million at March 31, 2021 and December 31, 2020, respectively. No amounts of accrued interest receivable on investment securities available for sale were reversed against interest income on investment securities available for sale during the three months ended March 31, 2021 and March 31, 2020.

(3)Loans Receivable
(a) Loan Origination/Risk Management
The Bank originates loans in the ordinary course of business and has also acquired loans through mergers and acquisitions. Accrued interest receivable was excluded from disclosures presenting the Bank's amortized cost of loans receivable as it was deemed insignificant.
The Bank categorizes the individual loans in the total loan portfolio into four segments: commercial business; residential real estate; real estate construction and land development; and consumer. Within these segments are classes of loans for which management monitors and assesses credit risk in the loan portfolios. A detailed description of the portfolio segments and classes is contained in the 2020 Annual Form 10-K.
The amortized cost of loans receivable, net of ACL on loans at March 31, 2021 and December 31, 2020 consisted of the following portfolio segments and classes:

	March 31, 2021	December 31, 2020
	(In thousands)
Commercial business:
Commercial and industrial	$693,539	$733,098
SBA PPP	886,761	715,121
Owner-occupied CRE	881,168	856,684
Non-owner occupied CRE	1,427,953	1,410,303
Total commercial business	3,889,421	3,715,206
Residential real estate	114,856	122,756
Real estate construction and land development:
Residential	79,878	78,259
Commercial and multifamily	217,815	227,454
Total real estate construction and land development	297,693	305,713
Consumer	293,899	324,972
Loans receivable	4,595,869	4,468,647
Allowance for credit losses on loans	(64,225)	(70,185)
Loans receivable, net	$4,531,644	$4,398,462

Balances included in the amortized cost of Loans receivable:
Unamortized net discount on acquired loans	$(5,501)	$(6,575)
Unamortized net deferred fee	$(24,017)	$(15,458)

(b) Concentrations of Credit
Most of the Bank’s lending activity occurs within its primary market areas which are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County and Washington County in Oregon, as well as other contiguous markets and represents a geographic concentration. Additionally, our loan portfolio is concentrated in commercial-type loans, including commercial business loans and commercial and multifamily real estate construction and land development loans.

(c) Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the Bank’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of the loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans, (v) past due status and (vi) the general economic conditions of the United States of America, and specifically the states of Washington and Oregon. The Bank utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 10. Risk grades are aggregated to create the risk categories of Pass for grades 1 to 6, Special Mention or "SM" for grade 7, Substandard or "SS" for grade 8, Doubtful for grade 9 and Loss for grade 10. Descriptions of the general characteristics of the risk grades, including qualitative information on how the risk grades relate to the risk of loss, are contained in the 2020 Annual Form 10-K.
Numerical loan grades for loans are established at the origination of the loan. Changes to loan grades are considered at the time new information about the performance of a loan becomes available, including the receipt of updated financial information from the borrower, results of annual term loan reviews performed by the Bank's Credit department and scheduled loan reviews performed by the Bank’s Loan Review department. For consumer loans, the Bank follows the FDIC’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower, or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property.
Loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a pass grade may have some estimated inherent losses, but to a lesser extent than the other loan grades. The SM loan grade is transitory in that the Bank is waiting on additional information to determine the likelihood and extent of the potential loss. The likelihood of loss for SM graded loans, however, is greater than Watch graded loans because there has been measurable credit deterioration. Loans with a SS grade are generally loans with higher risk of loss if the deficiencies are not corrected. For Doubtful and Loss graded loans, the Bank is almost certain of the losses and the outstanding principal balances are generally charged off to the realizable value.
Regulatory agencies provided guidance regarding credit risk ratings, delinquency reporting and nonaccrual status for loans adversely impacted by COVID-19. The Bank has and will continue to exercise judgment in determining the risk rating for impacted borrowers and will not automatically adversely classify credits that are affected by COVID-19. The Bank also will not designate loans with payment deferrals granted due to COVID-19 as past due because of the deferral. Due to the short-term nature of the forbearance and other relief programs we are offering as a result of the COVID-19 pandemic, we expect that borrowers granted relief under these programs will generally not be reported as nonaccrual during the deferral period.
The following table presents the amortized cost of loans receivable by risk grade as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans (1)	Loans Receivable
	2021	2020	2019	2018	2017	Prior
	(In thousands)
Commercial business:
Commercial and industrial
Pass	$24,439	$120,602	$122,697	$64,991	$39,950	$124,627	$98,202	$1,473	$596,981
SM	1,287	2,714	7,917	9,504	3,704	9,272	7,334	35	41,767
SS	463	2,255	12,178	3,982	8,941	6,816	16,478	3,678	54,791
Total	26,189	125,571	142,792	78,477	52,595	140,715	122,014	5,186	693,539
SBA PPP
Pass	339,326	547,435	—	—	—	—	—	—	886,761
Total	339,326	547,435	—	—	—	—	—	—	886,761
Owner-occupied CRE
Pass	41,278	88,959	170,718	93,917	76,142	312,775	—	—	783,789
SM	—	5,336	5,269	12,453	10,406	18,755	—	—	52,219
SS	—	695	—	3,942	7,234	33,289	—	—	45,160
Total	41,278	94,990	175,987	110,312	93,782	364,819	—	—	881,168
Non-owner occupied CRE
Pass	34,753	194,272	186,003	140,023	171,127	631,974	—	—	1,358,152
SM	—	—	1,979	357	2,371	10,282	—	—	14,989
SS	—	—	—	3,623	—	51,189	—	—	54,812
Total	34,753	194,272	187,982	144,003	173,498	693,445	—	—	1,427,953
Total commercial business
Pass	439,796	951,268	479,418	298,931	287,219	1,069,376	98,202	1,473	3,625,683
SM	1,287	8,050	15,165	22,314	16,481	38,309	7,334	35	108,975
SS	463	2,950	12,178	11,547	16,175	91,294	16,478	3,678	154,763
Total	441,546	962,268	506,761	332,792	319,875	1,198,979	122,014	5,186	3,889,421
Residential real estate
Pass	5,373	28,990	35,889	12,518	9,606	21,699	—	—	114,075
SS	—	—	—	—	58	723	—	—	781
Total	5,373	28,990	35,889	12,518	9,664	22,422	—	—	114,856

	March 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans (1)	Loans Receivable
	2021	2020	2019	2018	2017	Prior
Real estate construction and land development:
Residential
Pass	11,483	39,217	24,441	2,515	408	1,814	—	—	79,878
Commercial and multifamily
Pass	1,023	34,068	148,787	28,018	1,961	2,432	—	—	216,289
SS	—	637	450	—	—	439	—	—	1,526
Total	1,023	34,705	149,237	28,018	1,961	2,871	—	—	217,815
Total real estate construction and land development
Pass	12,506	73,285	173,228	30,533	2,369	4,246	—	—	296,167
SS	—	637	450	—	—	439	—	—	1,526
Total	12,506	73,922	173,678	30,533	2,369	4,685	—	—	297,693
Consumer
Pass	3,984	41,029	68,276	46,869	25,950	23,893	80,090	417	290,508
SS	—	95	594	611	681	1,271	78	61	3,391
Total	3,984	41,124	68,870	47,480	26,631	25,164	80,168	478	293,899
Loans receivable
Pass	461,659	1,094,572	756,811	388,851	325,144	1,119,214	178,292	1,890	4,326,433
SM	1,287	8,050	15,165	22,314	16,481	38,309	7,334	35	108,975
SS	463	3,682	13,222	12,158	16,914	93,727	16,556	3,739	160,461
Total	$463,409	$1,106,304	$785,198	$423,323	$358,539	$1,251,250	$202,182	$5,664	$4,595,869
(1) Represents loans receivable balance at March 31, 2021 which was converted from a revolving loan to an amortizing loan during the three months ended March 31, 2021.

	December 31, 2020
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans (1)	Loans Receivable
	2020	2019	2018	2017	2016	Prior
	(In thousands)
Commercial business:
Commercial and industrial
Pass	118,971	127,919	70,766	44,231	37,658	95,958	121,440	819	617,762
SM	14,430	9,162	10,878	4,171	5,700	3,579	11,790	814	60,524
SS	2,199	11,835	3,416	9,348	1,052	7,651	15,484	3,827	54,812
Total	135,600	148,916	85,060	57,750	44,410	107,188	148,714	5,460	733,098
SBA PPP
Pass	715,121	—	—	—	—	—	—	—	715,121
Owner-occupied CRE
Pass	89,224	167,095	94,830	80,138	74,902	254,864	—	—	761,053
SM	6,146	4,540	16,386	11,231	5,464	12,105	—	—	55,872
SS	—	—	114	7,320	3,313	29,012	—	—	39,759
Total	95,370	171,635	111,330	98,689	83,679	295,981	—	—	856,684
Non-owner-occupied CRE
Pass	197,548	173,153	148,830	172,438	240,614	406,817	—	—	1,339,400
SM	—	1,979	357	2,448	6,210	3,539	—	—	14,533
SS	—	—	3,623	—	35,455	17,292	—	—	56,370
Total	197,548	175,132	152,810	174,886	282,279	427,648	—	—	1,410,303

Total commercial business
Pass	1,120,864	468,167	314,426	296,807	353,174	757,639	121,440	819	3,433,336
SM	20,576	15,681	27,621	17,850	17,374	19,223	11,790	814	130,929
SS	2,199	11,835	7,153	16,668	39,820	53,955	15,484	3,827	150,941
Total	1,143,639	495,683	349,200	331,325	410,368	830,817	148,714	5,460	3,715,206
Residential real estate
Pass	30,141	41,829	15,730	10,362	7,322	16,825	—	—	122,209
SS	—	—	—	59	—	488	—	—	547
Total	30,141	41,829	15,730	10,421	7,322	17,313	—	—	122,756
Real estate construction and land development:
Residential
Pass	33,801	36,697	2,725	1,097	971	1,042	—	—	76,333
SS	—	—	—	1,926	—	—	—	—	1,926
Total	33,801	36,697	2,725	3,023	971	1,042	—	—	78,259
Commercial and multifamily
Pass	27,423	151,020	38,682	5,660	689	1,407	—	—	224,881
SM	67	1,011	—	—	—	29	—	—	1,107
SS	572	450	—	—	—	444	—	—	1,466
Total	28,062	152,481	38,682	5,660	689	1,880	—	—	227,454
Total real estate construction and land development
Pass	61,224	187,717	41,407	6,757	1,660	2,449	—	—	301,214
SM	67	1,011	—	—	—	29	—	—	1,107
SS	572	450	—	1,926	—	444	—	—	3,392
Total	61,863	189,178	41,407	8,683	1,660	2,922	—	—	305,713
Consumer
Pass	43,742	77,083	53,195	30,559	13,443	15,453	87,547	315	321,337
SS	34	404	684	648	420	1,319	78	48	3,635
Total	43,776	77,487	53,879	31,207	13,863	16,772	87,625	363	324,972
Loans receivable
Pass	1,255,971	774,796	424,758	344,485	375,599	792,366	208,987	1,134	4,178,096
SM	20,643	16,692	27,621	17,850	17,374	19,252	11,790	814	132,036
SS	2,805	12,689	7,837	19,301	40,240	56,206	15,562	3,875	158,515
Total	$1,279,419	$804,177	$460,216	$381,636	$433,213	$867,824	$236,339	$5,823	$4,468,647
(1) Represents loans receivable balance at December 31, 2020 which was converted from a revolving loan to an amortizing loan during the year ended December 31, 2020.
Potential problem loans are risk rated SM or worse that are not classified as a performing TDR or nonaccrual loan and are not individually evaluated for credit loss, but which management is closely monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. Potential problem loans as of March 31, 2021 and December 31, 2020 were $163.8 million and $182.3 million, respectively.

(d) Nonaccrual Loans
The following table presents the amortized cost of nonaccrual loans for the dates indicated:

	March 31, 2021
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$17,400	$12,872	$30,272
Owner-occupied CRE	4,518	11,918	16,436
Non-owner occupied CRE	1,424	3,623	5,047
Total commercial business	23,342	28,413	51,755
Residential real estate	66	—	66
Real estate construction and land development:
Commercial and multifamily	—	1,021	1,021
Consumer	26	—	26
Total	$23,434	$29,434	$52,868

	December 31, 2020
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$22,039	$9,208	$31,247
Owner-occupied CRE	4,693	13,700	18,393
Non-owner occupied CRE	3,424	3,722	7,146
Total commercial business	30,156	26,630	56,786
Residential real estate	67	117	184
Real estate construction and land development:
Commercial and multifamily	572	450	1,022
Consumer	31	69	100
Total	$30,826	$27,266	$58,092
The following table presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full of previously classified nonaccrual loans during the following periods:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(In thousands)
Commercial business:
Commercial and industrial	$(2)	$63	$(16)	$219
Owner-occupied CRE	—	114	—	46
Non-owner occupied CRE	—	313	—	45
Total commercial business	(2)	490	(16)	310
Real estate construction and land development:
Residential	—	73	—	—
Consumer	—	—	—	10
Total	$(2)	$563	$(16)	$320

For the three months ended March 31, 2021 and 2020, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full.

(e) Past due loans
The Bank performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The amortized cost of past due loans as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$4,393	$8,178	$12,571	$680,968	$693,539
SBA PPP	—	—	—	886,761	886,761
Owner-occupied CRE	—	—	—	881,168	881,168
Non-owner occupied CRE	482	—	482	1,427,471	1,427,953
Total commercial business	4,875	8,178	13,053	3,876,368	3,889,421
Residential real estate	—	46	46	114,810	114,856
Real estate construction and land development:
Residential	—	—	—	79,878	79,878
Commercial and multifamily	—	571	571	217,244	217,815
Total real estate construction and land development	—	571	571	297,122	297,693
Consumer	739	—	739	293,160	293,899
Total	$5,614	$8,795	$14,409	$4,581,460	$4,595,869

	December 31, 2020
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$4,621	$8,082	$12,703	$720,395	$733,098
SBA PPP	—	—	—	715,121	715,121
Owner-occupied CRE	991	403	1,394	855,290	856,684
Non-owner occupied CRE	412	1,970	2,382	1,407,921	1,410,303
Total commercial business	6,024	10,455	16,479	3,698,727	3,715,206
Residential real estate	765	16	781	121,975	122,756
Real estate construction and land development:
Residential	—	—	—	78,259	78,259
Commercial and multifamily	2,225	—	2,225	225,229	227,454
Total real estate construction and land development	2,225	—	2,225	303,488	305,713
Consumer	1,407	30	1,437	323,535	324,972
Total	$10,421	$10,501	$20,922	$4,447,725	$4,468,647

There were no loans 90 days or more past due that were still accruing interest as of March 31, 2021 or December 31, 2020.

(f) Collateral-dependent Loans
The type of collateral securing loans individually evaluated for credit losses and for which the repayment was expected to be provided substantially through the operation or sale of the collateral as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	CRE(1)	Farmland(1)	Residential Real Estate(1)	Non-real property business assets(1)	Total(1)
	(In thousands)
Commercial business:
Commercial and industrial	$1,967	$13,760	$825	$592	$17,144
Owner-occupied CRE	4,517	—	—	—	4,517
Non-owner occupied CRE	1,424	—	—	—	1,424
Total commercial business	7,908	13,760	825	592	23,085
Residential real estate	—	—	66	—	66
Real estate construction and land development:
Commercial and multifamily	571	—	—	—	571
Consumer	—	—	30	—	30
Total	$8,479	$13,760	$921	$592	$23,752
(1) Balances represent the amortized cost of the loan. If multiple collateral sources secure the loan, the entire balance is presented in the primary collateral category.

	December 31, 2020
	CRE(1)	Farmland(1)	Residential Real Estate(1)	Non-real property business assets(1)	Other(1)	Total(1)
	(In thousands)
Commercial business:
Commercial and industrial	$1,893	$18,738	$584	$774	$631	$22,620
Owner-occupied CRE	4,693	—	—	—	—	4,693
Non-owner occupied CRE	3,424	—	—	—	—	3,424
Total commercial business	10,010	18,738	584	774	631	30,737
Residential real estate	—	—	67	—	—	67
Real estate construction and land development:
Commercial and multifamily	572	—	—	—	—	572
Consumer	—	—	30	—	—	30
Total	$10,582	$18,738	$681	$774	$631	$31,406
(1) Balances represent the amortized cost of the loan. If multiple collateral sources secure the loan, the entire balance is presented in the primary collateral category.
There have been no significant changes to the collateral securing individually evaluated loans for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the three months ended March 31, 2021, except changes due to payoffs and additions of loans to this classification.

(g) Troubled Debt Restructured Loans
The majority of the Bank’s TDR loans are a result of granting extensions of maturity on troubled credits which have already been adversely classified. The Bank grants such extensions to reassess the borrower’s financial status and to develop a plan for repayment. The second most prevalent concession was the result of COVID Modifications, including payment deferrals and maturity extensions. The Bank has also accommodated re-amortizing loans over a longer period of time. Each of these modifications were a concession for a borrower that could not obtain similar financing terms from another source other than from the Bank.
The financial effects of each modification will vary based on the specific restructure. The Bank has a policy that it does not forgive principal or accrued interest as modified terms. The Bank’s TDR loans are primarily fully amortizing term loans. If the interest rate is not adjusted and the modified terms are consistent with other similar credits being offered, the Bank may not experience any loss associated with the restructure. If, however, the restructure involves interest rate modifications, the Bank may not collect all interest based on the original contractual terms.
The CARES Act, CA Act and regulatory agencies provided guidance around the modification of loans as a result of the COVID-19 pandemic, and outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined by the guidance are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers were considered current if they were less than 30 days past due on the contractual payments as of December 31, 2019 under the CARES Act and at the time a modification program is implemented under related regulatory guidance. The CA Act extended relief offered under the CARES Act through January 1, 2022 or 60 days after the end of the national emergency declared by the President, whichever is earlier. The Bank elected to apply the temporary relief under the applicable guidance to certain eligible short-term modifications and did not classify the modifications as TDRs for accounting or disclosure purposes. However, COVID Modifications whose payment deferral exceeded 180 days following the loans' initial modification were classified as TDRs based on the Bank's internal policy.
The unfunded commitment to borrowers related to TDR loans was $5.0 million and $2.6 million at March 31, 2021 and December 31, 2020, respectively.
For the three months ended March 31, 2021 and March 31, 2020, the Bank recorded $1.8 million and $608,000, respectively, of interest income related to performing TDR loans.
Loans that were modified as TDR loans are set forth in the following table for the periods indicated:

	Three Months Ended March 31,
	2021		2020
	Number of Contracts	Amortized Cost (1) (2)	Number of Contracts	Amortized Cost (1) (2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	24	$12,102	13	$3,688
Owner-occupied CRE	2	4,660	4	2,183
Non-owner occupied CRE	1	1,979	3	2,210
Total commercial business	27	18,741	20	8,081
Residential real estate	1	180	—	—
Real estate construction and land development:
Residential	—	—	4	1,516
Commercial and multifamily	1	450	—	—
Total real estate construction and land development	1	450	4	1,516
Consumer	15	379	5	93
Total	44	$19,750	29	$9,690
(1) Number of contracts and amortized cost represent loans which have balances as of period end, net of subsequent payments after modifications. Certain modified loans may have been paid-down or charged-off during the three months ended March 31, 2021 and March 31, 2020.
(2) As the Bank did not forgive any principal or interest balance as part of the loan modifications, the Bank’s amortized cost in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).

The table above includes 19 and 11 loans for the three months ended March 31, 2021 and 2020, respectively, that were previously reported as TDR loans. The Bank typically grants shorter extension periods to continually monitor these TDR loans despite the fact that the extended date might not be the date the Bank expects sufficient cash flow from these borrowers. The Bank does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted. Of the remaining, first-reported TDR loans, the concessions granted largely consisted of maturity extensions. The

Bank had a related ACL on loans that were modified as TDR loans of $2.4 million and $644,000 at March 31, 2021 and March 31, 2020, respectively.
The following table presents loans that were modified in a troubled debt restructure and subsequently defaulted within twelve months from the modification date during the periods indicated:

	Three Months Ended March 31,
	2021		2020
	Number of Contracts (1)	Amortized Cost (1)	Number of Contracts (1)	Amortized Cost (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	2	$2,792	2	$1,873
Non-owner occupied CRE	—	—	3	590
Total commercial business	2	2,792	5	2,463
Total	2	$2,792	5	$2,463
(1) Number of contracts and amortized cost represent loans which have balances as of period end, net of subsequent payments after modifications. Certain modified loans may have been paid-down or charged-off during the three months ended March 31, 2021 and March 31, 2020.

During the three months ended March 31, 2021 and March 31, 2020 these TDR loans defaulted because each was past its modified maturity date and the borrower had not subsequently repaid the credits. The Bank chose not to extend further the maturity date on these loans. The Bank had an ACL on loans of $94,000 and $334,000 at March 31, 2021 and March 31, 2020, respectively, related to these TDR loans which defaulted during the three months ended March 31, 2021.

(h) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $16.0 million and $15.8 million at March 31, 2021 and December 31, 2020, respectively. It is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely. However, management completed an analysis for an ACL on accrued interest receivable on loans receivable based on the significance of loan modifications in accordance with the CARES Act, CA Act and regulatory guidance and concluded no ACL on accrued interest receivable on loans should be recorded at March 31, 2021 and December 31, 2020.

(4)Allowance for Credit Losses on Loans
Effective January 1, 2020, the Bank adopted ASU 2016-13. Risk characteristics by segment considered in the CECL model are the same as those disclosed in the 2020 Annual Form 10-K.
The baseline loss rates used to calculate the ACL on loans at March 31, 2021 utilized the Bank's average quarterly historical loss information from December 31, 2012 through the balance sheet date. There were no changes to this assumption during the three months ended March 31, 2021. The Bank believes the historic loss rates are viable inputs to the current CECL model as the Bank's lending practice and business has remained relatively stable throughout the periods. While the Bank's assets have grown, the credit culture has stayed relatively consistent.
Prepayments included in the CECL model at March 31, 2021 were based on the 48-month rolling historical averages for each segment, which management believes is an accurate representation of future prepayment activity. There were no changes to this assumption during the three months ended March 31, 2021.
The reasonable and supportable period used in the CECL model as of March 31, 2021 was five quarters. There were no changes to this assumption during the three months ended March 31, 2021. Management believes that forecasts beyond this five quarter time period tend to diverge in economic assumptions and may be less comparable to actual future events. As the length of the reasonable and supportable period increases, the degree of judgment involved in estimating the allowance will likely increase.
The Bank used a two-quarter reversion period in calculating the ACL on loans as of March 31, 2021 as it believes the historical loss information is relevant to the expected credit losses and recognizes the declining precision and increasing uncertainty of estimating credit losses in those periods beyond which it can make reasonable and supportable forecasts. There were no changes to this assumption during the three months ended March 31, 2021.
During the three months ended March 31, 2021, the ACL on loans decreased $6.0 million, or 8.5%, due primarily to a reversal of provision for credit losses on loans of $6.1 million following improvements in the economic forecast at March 31, 2021 as compared to the forecast for the three months ended December 31, 2020 and secondarily due to a decrease in total loans receivable, excluding SBA PPP which are fully guaranteed by the SBA and not provisioned for in the ACL on loans.

A summary of the changes in the ACL on loans during the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance at the beginning of the year	$70,185	$36,171
Impact of CECL Adoption	—	1,822
Balance at the beginning of the year, as adjusted	70,185	37,993
Charge-offs	(187)	(1,597)
Recoveries of loans previously charged-off	362	1,180
(Reversal of) provision for loan losses	(6,135)	9,964
Balance at the end of the year	$64,225	$47,540

The following tables detail the activity in the ACL on loans disaggregated by segment and class for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$30,010	$(1)	$205	$(8,444)	$21,770
SBA PPP	—	—	—	—	—
Owner-occupied CRE	9,486	—	2	976	10,464
Non-owner occupied CRE	10,112	—	—	2,858	12,970
Total commercial business	49,608	(1)	207	(4,610)	45,204
Residential real estate	1,591	—	—	(189)	1,402
Real estate construction and land development:
Residential	1,951	—	16	81	2,048
Commercial and multifamily	11,141	(1)	—	83	11,223
Total real estate construction and land development	13,092	(1)	16	164	13,271
Consumer	5,894	(185)	139	(1,500)	4,348
Total	$70,185	$(187)	$362	$(6,135)	$64,225

	Three Months Ended March 31, 2020
	Beginning Balance	Impact of CECL Adoption	Beginning Balance, as Adjusted	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$11,739	$(1,348)	$10,391	$(1,087)	$1,057	$3,539	$13,900
SBA PPP	—	—	—	—	—	—	—
Owner-occupied CRE	4,512	452	4,964	(135)	12	1,375	6,216
Non-owner occupied CRE	7,682	(2,039)	5,643	—	—	2,107	7,750
Total commercial business	23,933	(2,935)	20,998	(1,222)	1,069	7,021	27,866
Residential real estate	1,458	1,471	2,929	—	3	94	3,026

	Three Months Ended March 31, 2020
	Beginning Balance	Impact of CECL Adoption	Beginning Balance, as Adjusted	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(In thousands)
Real estate construction and land development:
Residential	1,455	(571)	884	—	14	(34)	864
Commercial and multifamily	1,605	7,240	8,845	—	—	2,599	11,444
Total real estate construction and land development	3,060	6,669	9,729	—	14	2,565	12,308
Consumer	6,821	(2,484)	4,337	(375)	94	284	4,340
Unallocated	899	(899)	—	—	—	—	—
Total	$36,171	$1,822	$37,993	$(1,597)	$1,180	$9,964	$47,540

(5)Other Real Estate Owned
Changes in other real estate owned during the periods indicated were as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance at the beginning of the period	$—	$841
Additions	—	270
Proceeds from dispositions	—	(266)
Loss on sale, net	—	(4)
Balance at the end of the period	$—	$841

At March 31, 2021, there were no consumer mortgage loans secured by residential real estate properties (included in loans receivable on the Condensed Consolidated Statements of Financial Position) for which formal foreclosure proceedings were in process.

(6)Goodwill and Other Intangible Assets
(a) Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the following mergers: Premier Commercial Bancorp and Puget Sound Bancorp in 2018; Washington Banking Company in 2014; Valley Community Bancshares in 2013; Western Washington Bancorp in 2006 and North Pacific Bank in 1998. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit).
There were no additions to goodwill during the three months ended March 31, 2021 and 2020.
Management analyzes its goodwill on an annual basis on December 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of December 31, 2020 and concluded that there was no impairment.

(b) Other Intangible Assets
Other intangible assets represent core deposit intangibles acquired in business combinations. The useful life of the core deposit intangibles was estimated to be ten years for the acquisitions of Premier Commercial Bancorp, Puget Sound Bancorp, Washington Banking Company, and Valley Community Bancshares.

The following table presents the change in other intangible assets for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance at the beginning of the period	$13,088	$16,613
Amortization	(797)	(903)
Balance at the end of the period	$12,291	$15,710

(7)Junior Subordinated Debentures
As part of the acquisition of Washington Banking Company on May 1, 2014, the Company assumed trust preferred securities and junior subordinated debentures with a total carrying value of $25.0 million and a total fair value of $18.9 million at the merger date. At March 31, 2021 and December 31, 2020, the balance of the junior subordinated debentures, net of unaccreted discount, was $21.0 million and $20.9 million, respectively.
The adjustable rate of the trust preferred securities at March 31, 2021 was and December 31, 2020 was 1.75% and 1.80%, respectively. The weighted average rate of the junior subordinated debentures for the years ended March 31, 2021, and 2020 was 3.63%, and 5.56%, respectively. The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.

(8)Securities Sold Under Agreement to Repurchase
The Bank utilizes securities sold under agreement to repurchase with one day maturities as a supplement to funding sources. Securities sold under agreement to repurchase are secured by pledged investment securities available for sale and the Bank is required to maintain an aggregate market value of securities pledged greater than the balance of the securities sold under agreement to repurchase. The Bank is required to pledge additional securities to cover any declines below the balance of the securities sold under agreement to repurchase. For additional information on the total value of investment securities pledged for securities sold under agreement to repurchase see Note (2) Investment Securities.
The following table presents the balance of Bank's securities sold under agreement to repurchase obligations by class of collateral pledged at the dates indicated:

	March 31, 2021	December 31, 2020
	(In thousands)
Residential CMO and MBS	$8,083	$7,388
Commercial CMO and MBS	28,420	28,295
Total	$36,503	$35,683

(9)Other Borrowings
(a) FHLB
At March 31, 2021, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $926.3 million. At March 31, 2021 and December 31, 2020, the Bank had no FHLB advances outstanding. Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Bank, deposits at the FHLB, certain commercial and residential real estate loans, and investment securities which are obligations of or guaranteed by the United States or other assets.
(b) Federal Funds Purchased
The Bank maintains advance lines with Wells Fargo Bank, US Bank, The Independent Bankers Bank, Pacific Coast Bankers’ Bank and JP Morgan Chase to purchase federal funds of up to $215.0 million as of March 31, 2021. The lines generally mature annually or are reviewed annually. As of March 31, 2021 and December 31, 2020, there were no federal funds purchased.
(c) Credit Facilities
The Bank maintains a credit facility with the Federal Reserve Bank with available borrowing capacity of $48.9 million as of March 31, 2021. There were no Federal Reserve Bank borrowings outstanding as of March 31, 2021 and December 31, 2020. Any advances on the credit facility would be secured by certain types of the Bank's loans receivable.
(d) PPPLF Facility
The Federal Reserve established the PPPLF under Section 13(3) of the Federal Reserve Act to bolster the effectiveness of the SBA's PPP. The Bank was approved to utilize the PPPLF at March 31, 2021 with an available borrowing capacity of $909.7 million, which is the outstanding principal balance of SBA PPP loans that would serve as collateral for any extensions of credit from the Federal Reserve. There were no PPPLF borrowings outstanding as of March 31, 2021 and December 31, 2020.

(10)Derivative Financial Instruments
The Bank has entered into certain interest rate swap contracts that are not designated as hedging instruments. The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$315,681	$16,955	$308,126	$25,740
Interest rate swap liability (1)	315,681	(17,133)	308,126	(26,162)
 (1) The estimated fair value of derivatives with customers was $9.5 million and $25.4 million as of March 31, 2021 and December 31, 2020, respectively. The estimated fair value of derivatives with third parties was $(9.7) million and $(25.9) million as of March 31, 2021 and December 31, 2020, respectively.

Credit risk for derivatives with customers is concentrated within our primary market areas. Credit risk for derivatives with third-parties is concentrated among four well-known broker dealers.

(11)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations at March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
	2021	2020
	(In thousands, except shares)
Net income:
Net income	$25,344	$12,191
Dividends and undistributed earnings allocated to participating securities (1)	—	(6)
Net income allocated to common shareholders	$25,344	$12,185
Basic:
Weighted average common shares outstanding	35,926,950	36,357,812
Restricted stock awards	—	(15,722)
Total basic weighted average common shares outstanding	35,926,950	36,342,090
Diluted:
Basic weighted average common shares outstanding	35,926,950	36,342,090
Effect of potentially dilutive common shares (2)	305,254	254,551
Total diluted weighted average common shares outstanding	36,232,204	36,596,641
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive (3)	15,538	21,475
(1)Represents dividends paid and undistributed earnings allocated to unvested restricted stock awards.
(2)Represents the effect of the assumed exercise of stock options and vesting of restricted stock awards and units.
(3) Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award exceeds the market price of the Company’s stock.

(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.

The following table summarizes the dividend activity during the three months ended March 31, 2021 and the calendar year 2020:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 22, 2020	$0.20	February 6, 2020	February 20, 2020
April 29, 2020	$0.20	May 13, 2020	May 27, 2020
July 22, 2020	$0.20	August 5, 2020	August 19, 2020
October 21, 2020	$0.20	November 4, 2020	November 18, 2020
January 27, 2021	$0.20	February 10, 2021	February 24, 2021

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

(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On October 23, 2014. the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 1,513,000 shares, under the eleventh stock repurchase plan. On March 12, 2020 the Company's Board of Directors additionally authorized the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares, under the twelfth stock repurchase plan after all shares under the eleventh stock repurchase plan had been repurchased. The number, timing and price of shares repurchased under the twelfth stock repurchase plan will depend on business and market conditions and other factors, including opportunities to deploy the Company's capital.
The following table provides total repurchased shares and average share prices under the applicable plans for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Plan Total(1)
Eleventh Stock Repurchase Plan
Repurchased shares	—	639,922	1,512,600
Stock repurchase average share price	$—	$23.95	$21.69

Twelfth Stock Repurchase Plan
Repurchased shares	—	155,778	155,778
Stock repurchase average share price	$—	$20.34	$20.34
(1)Represents shares repurchased and average price per share paid during the duration of each plan.
In addition to the stock repurchases under a stock repurchase plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total shares repurchased to pay withholding taxes during the periods indicated:

	Three Months Ended March 31,
	2021	2020
Repurchased shares to pay withholding taxes	23,246	25,882
Stock repurchase to pay withholding taxes average share price	$29.54	$21.79

(12)Fair Value Measurements
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
Collateral-Dependent Loans:
Collateral-dependent loans are identified as part of the calculation of the ACL on loans. The fair value used to measure credit loss for this type of loan is commonly based on recent real estate appraisals which are generally obtained at least every 18 months or earlier if there are changes to risk characteristics of the underlying loan. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. The Bank also incorporates an estimate of cost to sell the collateral when the sale is probable. Such adjustments may be significant and result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value based on the borrower’s financial statements or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the customer and customer’s business (Level 3). Individually evaluated loans are analyzed for credit loss on a quarterly basis and the ACL on loans is adjusted as required based on the results.
Appraisals on collateral-dependent loans are performed by certified general appraisers for commercial properties or certified residential appraisers for residential properties whose qualifications and licenses have been reviewed and verified by the Bank. Once received, the Bank reviews the assumptions and approaches utilized in the appraisal as well as the resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.
Derivative Financial Instruments:
The Bank obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2021 and December 31, 2020, the Bank assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
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

Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$94,857	$5,000	$89,857	$—
Municipal securities	227,663	1,632	226,031	—
Residential CMO and MBS	182,996	—	182,996	—
Commercial CMO and MBS	348,169	—	348,169	—
Corporate obligations	11,055	—	11,055	—
Other asset-backed securities	28,818	—	28,818	—
Total investment securities available for sale	893,558	6,632	886,926	—
Equity security	180	180	—	—
Derivative assets - interest rate swaps	16,955	—	16,955	—
Liabilities
Derivative liabilities - interest rate swaps	$17,133	$—	$17,133	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$45,660	$—	$45,660	$—
Municipal securities	209,968	—	209,968	—
Residential CMO and MBS	201,872	—	201,872	—
Commercial CMO and MBS	303,746	—	303,746	—
Corporate obligations	11,096	—	11,096	—
Other asset-backed securities	29,821	—	29,821	—
Total investment securities available for sale	802,163	—	802,163	—
Equity security	131	131	—	—
Derivative assets - interest rate swaps	25,740	—	25,740	—
Liabilities
Derivative liabilities - interest rate swaps	$26,162	$—	$26,162	$—

Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
The following tables below represent assets measured at fair value on a nonrecurring basis at the dates indicated:

		Fair Value at March 31, 2021
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$474	$424	$—	$—	$424

		Fair Value at March 31, 2021
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Real estate construction and land development:
Commercial and multifamily	991	557	—	—	557
Total assets measured at fair value on a nonrecurring basis	$1,465	$981	$—	$—	$981
(1) Basis represents the outstanding principal balance of collateral-dependent loans.

		Fair Value at December 31, 2020
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$1,305	$1,289	$—	$—	$1,289
Prepaid expenses and other assets:
Branch held for sale (2)	1,330	1,330	—	—	1,330
Total assets measured at fair value on a nonrecurring basis	$2,635	$2,619	$—	$—	$2,619
(1) Basis represents the outstanding principal balance of collateral-dependent loans and the carrying value of the branch held for sale.
(2) In October 2020, one branch was reclassified as held for sale in accordance with ASC 360-10. As part of the transfer, the branch was written down to its net realizable value at that time.

The following table represents the net realized losses (gains) recorded in earnings as a result of nonrecurring fair value adjustments recorded during the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$34	$5
Real estate construction and land development:
Commercial and multifamily	14	—
Total	48	5
Prepaid expenses and other assets:
Branch held for sale	(20)	—
Net losses from nonrecurring fair value adjustments	$28	$5

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

	March 31, 2021
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Collateral-dependent loans	$981	Market approach	Adjustment for differences between the comparable sales	47.0% - (11.0)%; 18.8%

	December 31, 2020
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Collateral-dependent loans	$1,289	Market approach	Adjustment for differences between the comparable sales	0.6% - (40.1%); (24.1%)
Branch held for sale	$1,330	Market approach	Adjustment for differences between the comparable sales	140.7% - (40.3%); 33.2%

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
The following tables present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	March 31, 2021
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$934,316	$934,316	$934,316	$—	$—
Investment securities available for sale	893,558	893,558	6,632	886,926	—
Loans held for sale	6,801	7,070	—	—	7,070
Loans receivable, net	4,531,644	4,660,232	—	—	4,660,232
Accrued interest receivable	19,447	19,447	32	3,373	16,042
Banked owned life insurance	108,341	108,341	108,341	—	—
Derivative assets - interest rate swaps	16,955	16,955	—	16,955	—
Equity security	180	180	180	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$5,633,295	$5,633,295	$5,633,295	$—	$—
Certificates of deposit	386,403	388,488	—	388,488	—
Securities sold under agreement to repurchase	36,503	36,503	36,503	—	—
Junior subordinated debentures	20,960	18,250	—	—	18,250
Accrued interest payable	85	85	39	26	20
Derivative liabilities - interest rate swaps	17,133	17,133	—	17,133	—

	December 31, 2020
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$743,322	$743,322	$743,322	$—	$—
Investment securities available for sale	802,163	802,163	—	802,163	—
Loans held for sale	4,932	5,156	—	—	5,156

	December 31, 2020
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Loans receivable, net	4,398,462	4,556,862	—	—	4,556,862
Accrued interest receivable	19,418	19,418	2	3,648	15,768
Bank owned life insurance	107,580	107,580	107,580	—	—
Derivative assets - interest rate swaps	25,740	25,740	—	25,740	—
Equity security	131	131	131	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$5,198,456	$5,198,456	$5,198,456	$—	$—
Certificates of deposit	399,534	402,701	—	402,701	—
Securities sold under agreement to repurchase	35,683	35,683	35,683	—	—
Junior subordinated debentures	20,887	18,500	—	—	18,500
Accrued interest payable	94	94	42	33	19
Derivative liabilities - interest rate swaps	26,162	26,162	—	26,162	—

(13)Cash Restriction
The Bank had restricted cash included in interest earning deposits on the Condensed Consolidated Statements of Financial Condition of $10.5 million and $25.9 million as of March 31, 2021 and December 31, 2020, respectively, relating to collateral required on interest rate swaps from third-parties as discussed in Note (10) Derivative Financial Instruments. The Bank does not have a collateral requirement with customers.

(14)Commitments and Contingencies
In the ordinary course of business, the Bank may enter into various types of transactions that include commitments to extend credit that are not included in its Condensed Consolidated Financial Statements. The Bank applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The majority of the commitments presented below are variable rate. Loan commitments can be either revolving or non-revolving. The Bank’s exposure to credit and market risk under commitments to extend credit is represented by the amount of these commitments.
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	March 31, 2021	December 31, 2020
	(In thousands)
Commercial business:
Commercial and industrial	$627,702	$640,018
Owner-occupied CRE	4,494	3,488
Non-owner occupied CRE	14,523	18,396
Total commercial business	646,719	661,902
Real estate construction and land development:
Residential	60,099	52,453
Commercial and multifamily	142,432	127,821
Total real estate construction and land development	202,531	180,274
Consumer	269,516	263,249
Total outstanding commitments	$1,118,766	$1,105,425

Upon CECL adoption, as described in Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements, the Bank recorded an increase in the beginning ACL on unfunded commitments of $3.7 million as of January 1, 2020, representing the change in methodology from an estimate of incurred losses at the balance sheet date, with an estimated probability of funding, to an estimate of credit losses on future utilization over the entire contractual period.
The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(In thousands)
Balance, beginning of period	$4,681	$306
Impact of CECL Adoption	—	3,702
Adjusted balance, beginning of period	4,681	4,008
Reversal of provision for credit losses on unfunded commitments	(1,064)	(2,018)
Balance, end of period	$3,617	$1,990

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the three months ended March 31, 2021. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Forward Looking Statements included herein and the December 31, 2020 audited Consolidated Financial Statements and the accompanying Notes included in our 2020 Annual Form 10-K.

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
Our business consists primarily of commercial lending and deposit relationships with small to medium sized businesses and their owners in our market areas and attracting deposits from the general public. We also make real estate construction and land development loans and consumer loans. We additionally originate for sale or for investment purposes residential real estate loans on single family properties located primarily in our markets. During the three months ended March 31, 2020, we ceased indirect auto loan originations.
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
Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of service charges and other fees and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing and professional services. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses are the fixed and variable costs of buildings and equipment, and consists primarily of lease expenses, depreciation charges, maintenance and utilities. Data processing consists primarily of processing and network services related to the Bank’s core operating system, including the account processing system, electronic payments processing of products and services, and internet and mobile banking channels as well as software-as-a-service providers. Professional services consists primarily of third party service providers, such as consultants, and legal fees.
Results of operations may also be affected significantly by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities, especially changes resulting from the COVID-19 pandemic and the governmental actions taken to address it. Net income is also impacted by growth of operations and growth in the number of loan and deposit accounts through acquisitions and core banking business growth.

COVID-19 Pandemic Response
The Company maintains its commitment to supporting its community and customers during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its customers. The Bank is managing branch access and occupancy levels in relation to cases and close contact scenarios, following governmental restrictions and public health authority guidelines, and encouraging remote work for its employees. All non-metro, full-service branch lobby locations reopened with normal hours on March 22, 2021, which represents 46 out of 53 branches at March 31, 2021.

Earnings Summary
Net income was $25.3 million, or $0.70 per diluted common share, for the three months ended March 31, 2021 compared to net income of $12.2 million, or $0.34 per diluted common share, for the three months ended March 31, 2020. Net income increased $13.2 million, or 107.9%, for the three months ended March 31, 2021 compared to the same period in 2020 due primarily to a reversal of provision for credit losses of $7.2 million during the three months ended March 31, 2021 compared to a provision for credit losses of $7.9 million for the same period in 2020.
Net interest income as a percentage of average interest earning assets, or net interest margin, decreased 55 basis points to 3.51% for the three months ended March 31, 2021 compared to 4.06% for the same period in 2020. The decrease in net interest margin was due primarily to decreases in yields on adjustable-rate interest earning assets following decreases in short-term market rates and the change in the mix of total interest earning assets, including a significant increase in average interest earning deposits to 11.8% of total earning assets at March 31, 2021 compared to 2.6% at March 31, 2020. The decrease in net interest margin was offset partially by decreases in the cost of total interest bearing deposits.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income plus noninterest income. The Company’s efficiency ratio was 61.57% for the three months ended March 31, 2021 compared to 64.20% for the three months ended March 31, 2020. The change in the efficiency ratio was attributable primarily to the increase in net interest income.

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
Net interest income increased $3.7 million, or 7.6%, to $52.2 million for the three months ended March 31, 2021 compared to $48.6 million for the same period in 2020.
The following table provides relevant net interest income information for the periods indicated:

	Three Months Ended March 31,
	2021			2020			Change
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2) (3)	$4,490,499	$49,524	4.47%	$3,748,573	$46,277	4.97%	$741,926	$3,247	(0.50)%
Taxable securities	674,268	3,534	2.13	815,686	5,633	2.78	(141,418)	(2,099)	(0.65)
Nontaxable securities (3)	163,914	958	2.37	122,153	756	2.49	41,761	202	(0.12)
Interest earning deposits	713,885	175	0.10	125,357	420	1.35	588,528	(245)	(1.25)
Total interest earning assets	6,042,566	54,191	3.64%	4,811,769	53,086	4.44%	1,230,797	1,105	(0.80)%
Noninterest earning assets	757,059			748,443			8,616
Total assets	$6,799,625			$5,560,212			$1,239,413

Interest Bearing Liabilities:
Certificates of Deposit	$393,268	$559	0.58%	$528,009	$2,012	1.53%	$(134,741)	$(1,453)	(0.95)%
Savings accounts	560,094	95	0.07	434,459	188	0.17	125,635	(93)	(0.10)
Interest bearing demand and money market accounts	2,732,134	1,074	0.16	2,201,921	2,016	0.37	530,213	(942)	(0.21)
Total interest bearing deposits	3,685,496	1,728	0.19	3,164,389	4,216	0.54	521,107	(2,488)	(0.35)

	Three Months Ended March 31,
	2021			2020			Change
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Junior subordinated debentures	20,913	187	3.63	20,620	285	5.56	293	(98)	(1.93)
Securities sold under agreement to repurchase	40,074	38	0.38	19,246	33	0.69	20,828	5	(0.31)
FHLB advances and other borrowings	—	—	—	989	1	0.41	(989)	(1)	(0.41)
Total interest bearing liabilities	3,746,483	1,953	0.21%	3,205,244	4,535	0.57%	541,239	(2,582)	(0.36)%
Noninterest bearing demand deposits	2,091,359			1,420,247			671,112
Other noninterest bearing liabilities	134,762			128,650			6,112
Stockholders’ equity	827,021			806,071			20,950
Total liabilities and stock-holders’ equity	$6,799,625			$5,560,212			$1,239,413
Net interest income		$52,238			$48,551			$3,687
Net interest spread			3.43%			3.87%			(0.44)%
Net interest margin			3.51%			4.06%			(0.55)%
Average interest earning assets to average interest bearing liabilities			161.29%			150.12%			11.17%
Cost of total deposits			0.12%			0.37%			(0.25)%
(1) Annualized
(2) The average loan balances are net of ACL on loans. Nonaccrual loans have been included as loans carrying a zero yield.
(3) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

Interest Income
Interest and fees on loans increased due primarily to an increase in average loans receivable balances and specifically the addition of SBA PPP loans with an average balance of $832.1 million during the three months ended March 31, 2021. The increase was offset partially by a decrease in loan yields following decreases in short-term market rates. The yield on SBA PPP loans was 4.45%, inclusive of the recognition of the related deferred fee, for the three months ended March 31, 2021. The SBA PPP loans will impact loan yields during any period due to the recognition of deferred fees due to the volume of prepayments, including forgiveness payments from the SBA.
The following table presents the loan yield and the impacts of the balances and interest and fees earned on SBA PPP loans and the incremental accretion on purchased loans on this financial measure for the periods presented below:

	Three Months Ended
	March 31, 2021	March 31, 2020
Non-GAAP Measure:(1)
Loan yield (GAAP)	4.47%	4.97%
Exclude impact from SBA PPP loans	0.01	—
Exclude impact from incremental accretion on purchased loans(2)	(0.12)	(0.11)
Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans (non-GAAP)	4.36%	4.86%
(1) See Non-GAAP Financial Measures section.
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
Interest income on investment securities decreased due primarily to a decrease in market interest rates impacting adjustable rate securities and decreases in yields on investment securities purchased during the current, low-rate environment. Additionally, the average balance of investment securities decreased 10.6% for the same time periods.

Interest income on interest earning deposits decreased due primarily to a decrease in their yield following a decrease in short-term market rates, offset partially by an increase in the average balance.
Interest Expense
Interest expense on total interest bearing deposits decreased due primarily to the Bank reducing its cost of deposits following the decrease in short-term market rates, offset partially by an increase in total interest bearing liabilities, which increased primarily as a result of proceeds from SBA PPP loans originated during the three months ended March 31, 2021 which were deposited directly into the customers' deposit accounts.

Provision for Credit Losses Overview
Effective January 1, 2020, the Bank completed the CECL Adoption. The aggregate of the provision for credit losses on loans and the provision for credit losses on unfunded commitments is presented on the Condensed Consolidated Statements of Income as the provision for credit losses. The ACL on unfunded commitments is included on the Condensed Consolidated Statements of Financial Condition within Accrued expenses and other liabilities.
The following table presents the provision for credit losses for the periods indicated:

	Three Months Ended March 31,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
(Reversal of) provision for credit losses on loans	$(6,135)	$9,964	$(16,099)	(161.6)%
Reversal of provision for credit losses on unfunded commitments	(1,064)	(2,018)	954	(47.3)
(Reversal of) provision for credit losses	$(7,199)	$7,946	$(15,145)	(190.6)%

Provision for Credit Losses on Loans
The Bank has established a comprehensive methodology for determining its ACL on loans. The ACL on loans is increased by the provision for credit losses on loans which is calculated based on a thorough review of the loan portfolio in accordance with the Bank's CECL methodology for determining the current expected credit losses on loans receivable. The provision for credit losses on loans is dependent on the Bank’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, a decline in general economic conditions, including as a result of the COVID-19 pandemic, could increase future provisions for credit losses on loans and have a material adverse effect on the Company’s net income.
The reversal of provision for credit losses on loans recognized during the three months ended March 31, 2021 was primarily due to improvements in the economic forecast at March 31, 2021 compared to the forecast at December 31, 2020, as further explained in the "Analysis of Allowance for Credit Losses on Loans" below.
The provision for credit losses on loans of $10.0 million for the three months ended March 31, 2020 was due primarily to the economic forecast at that date reflecting the COVID-19 pandemic in addition to the impact of the CECL methodology and life of loan considerations.

Provision for Credit Losses on Unfunded Commitments
The Bank has established a comprehensive methodology for determining its ACL on unfunded commitments, which uses loss rates calculated in the ACL on loans by loan type with an additional estimate of the likelihood of utilization of the unfunded commitment, both applied to the outstanding balance of unfunded commitments by loan type.
The reversal of provision for credit losses on unfunded commitments recognized during the three months ended March 31, 2021 was primarily due to improvements in the economic forecast reducing the loss rates calculated for the ACL on loans, offset partially by a decrease in utilization rates during the period.
The reversal of provision for credit losses on unfunded commitments recognized during the three months ended March 31, 2020 was primarily due to a decrease in the unfunded commercial construction loan balance, resulting from increased funding of commercial construction projects during the three months ended March 31, 2020, offset partially by an increase in the loss rates calculated for the ACL on loans.

Noninterest Income Overview
The following table presents the key components of noninterest income and the change for the periods noted:

	Three Months Ended March 31,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$4,000	$4,376	$(376)	(8.6)%
Gain on sale of investment securities, net	29	1,014	(985)	(97.1)
Gain on sale of loans, net	1,370	547	823	150.5
Interest rate swap fees	152	296	(144)	(48.6)
Bank owned life insurance income	656	885	(229)	(25.9)
Other income	2,044	2,368	(324)	(13.7)
Total noninterest income	$8,251	$9,486	$(1,235)	(13.0)%

Service charges and other fees decreased due primarily to a decrease in overdraft fees of $498,000 from changes in customer spending habits during the COVID-19 pandemic.
Gain on sale of investment securities, net decreased due primarily to fewer sales of investment securities during the three months ended March 31, 2021 as compared to the same period last year.
Gain on sale of loans, net increased from the combination of higher origination and sales volumes and higher earned sales margins reflecting an increased demand for residential loans due to the low interest rate environment during the three months ended March 31, 2021. Originations of mortgage loans held for sale increased $16.2 million, or 101.3%, to $32.3 million for the three months ended March 31, 2021 from $16.0 million for the three months ended March 31, 2020.
Bank owned life insurance income decreased due primarily to death benefit income of $332,000 recognized during the three months ended March 31, 2020. No death benefits were recognized during the three months ended March 31, 2021.
Other income decreased primarily as a result of the divestiture of our trust department in October 2020, which provided other income of $276,000 during the three months ended March 31, 2020.

Noninterest Expense Overview
The following table presents the key components of noninterest expense and the change for the periods noted:

	Three Months Ended March 31,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$22,461	$22,506	$(45)	(0.2)%
Occupancy and equipment	4,454	4,564	(110)	(2.4)
Data processing	3,812	3,527	285	8.1
Marketing	669	866	(197)	(22.7)
Professional services	1,331	1,377	(46)	(3.3)
State/municipal business and use tax	972	757	215	28.4
Federal deposit insurance premium	589	—	589	100.0
Other real estate owned, net	—	25	(25)	(100.0)
Amortization of intangible assets	797	903	(106)	(11.7)
Other expense	2,157	2,735	(578)	(21.1)
Total noninterest expense	$37,242	$37,260	$(18)	—%

The Company completed its plan to consolidate nine branches, including eight branches in January 2021 and one branch in October 2020, integrating them into other branches within its network to create a more efficient branch footprint. These actions are a result of the Company’s increased focus on balancing physical locations and digital banking channels, driven by increased client usage of online and mobile banking and a commitment to improve digital banking technology. The Company started to recognize the benefit from this effort primarily through reduced compensation and employee benefits expense and occupancy and equipment expense during the quarter ended March 31, 2021.

Federal deposit insurance premium increased as the Bank's FDIC's small bank credit offset the full assessment during the quarter ended March 31, 2020. The remaining credit available at March 31, 2020 was fully utilized during second quarter of 2020.
Other expense decreased due primarily to a reduction of discretionary expenses, including employee business travel as a result of the Company's suspension of non-essential travel due to the COVID-19 pandemic.
The ratio of noninterest expense to average total assets (annualized) was 2.22% for the three months ended March 31, 2021 compared to 2.70% for the three months ended March 31, 2020. The decrease in the ratio of noninterest expense to average total assets was primarily due to an increase in average total assets primarily due to the origination of SBA PPP loans and secondarily due to the increase in interest earning deposits.

Income Tax Expense Overview
The following table presents the income tax expense and related metrics and the change for the periods noted:

	Three Months Ended March 31,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
Pre-tax income	$30,446	$12,831	$17,615	137.3%
Income tax expense	5,102	640	4,462	697.2
Effective tax rate	16.8%	5.0%	11.8%	236.0

Income tax expense and the effective income tax rate both increased due primarily to a nonrecurring provision in the CARES Act which permitted the Company to recognize a $1.0 million benefit from net operating losses related to prior acquisitions during the three months ended March 31, 2020. This tax benefit was not replicated in the current quarter. Additionally, estimated annual pre-tax income was higher for the quarter ended March 31, 2021 than the recorded pre-tax income for the quarter ended March 31, 2020 which decreased the impact of favorable permanent tax items such as tax-exempt investments, investments in bank owned life insurance, and low-income housing tax credits. Finally, there are no gross tax credits remaining related to the Company's New Market Tax Credit as these credits were fully utilized during the seven year period ending December 31, 2020.

Consolidated Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition from December 31, 2020 to March 31, 2021:

	March 31, 2021	December 31, 2020	Change	Percentage Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$934,316	$743,322	$190,994	25.7%
Investment securities available for sale, at fair value, net	893,558	802,163	91,395	11.4
Loans held for sale	6,801	4,932	1,869	37.9
Loans receivable, net	4,531,644	4,398,462	133,182	3.0
Other real estate owned	—	—	—	n/a
Premises and equipment, net	84,533	85,452	(919)	(1.1)
Federal Home Loan Bank stock, at cost	7,933	6,661	1,272	19.1
Bank owned life insurance	108,341	107,580	761	0.7
Accrued interest receivable	19,447	19,418	29	0.1
Prepaid expenses and other assets	188,589	193,301	(4,712)	(2.4)
Other intangible assets, net	12,291	13,088	(797)	(6.1)
Goodwill	240,939	240,939	—	—
Total assets	$7,028,392	$6,615,318	$413,074	6.2%

	March 31, 2021	December 31, 2020	Change	Percentage Change
	(Dollars in thousands)
Liabilities
Deposits	$6,019,698	$5,597,990	$421,708	7.5%
Junior subordinated debentures	20,960	20,887	73	0.3
Securities sold under agreement to repurchase	36,503	35,683	820	2.3
Accrued expenses and other liabilities	124,080	140,319	(16,239)	(11.6)
Total liabilities	6,201,241	5,794,879	406,362	7.0
Stockholders' equity
Common stock	571,204	571,021	183	—
Retained earnings	242,486	224,400	18,086	8.1
Accumulated other comprehensive income, net	13,461	25,018	(11,557)	(46.2)
Total stockholders' equity	827,151	820,439	6,712	0.8
Total liabilities and stockholders' equity	$7,028,392	$6,615,318	$413,074	6.2%

Total assets increased due primarily to an increase in loans receivable, which is discussed in more detail below in the "Lending Activities Overview" section; an increase in cash and cash equivalents due primarily to an increase in total deposits, and an increase in investment securities available for sale primarily as a result of purchases of $166.0 million.
Total liabilities and stockholder's equity increased due primarily to an increase in deposits, which is discussed in more detail in the "Deposit Activities Overview" section below.

Lending Activities Overview
Changes by loan type
The Bank is a full-service commercial bank, which originates a wide variety of loans with a focus on commercial business loans. Loans receivable increased compared to December 31, 2020 due primarily to an increase in SBA PPP loans as the Bank originated PPP2 loans, offset partially by a decrease in PPP1 loans as a result of principal forgiveness payments received from the SBA. The increase in loans receivable was offset partially by a decrease in the utilization of commercial and industrial lines of credit and a decrease in consumer loans from continued runoff of the indirect auto loan portfolio following the cessation of this business line during the quarter ended March 31, 2020.
The following table provides a comparison of the changes in the Company's loan portfolio by type of loan from December 31, 2020 to March 31, 2021:

	March 31, 2021		December 31, 2020
	Balance (1)	% of Total (2)	Balance (1)	% of Total (2)	Change	Percentage Change
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$693,539	15.1%	$733,098	16.4%	$(39,559)	(5.4)%
SBA PPP	886,761	19.3	715,121	16.0	171,640	24.0
Owner-occupied CRE	881,168	19.2	856,684	19.2	24,484	2.9
Non-owner occupied CRE	1,427,953	31.1	1,410,303	31.5	17,650	1.3
Total commercial business	3,889,421	84.7	3,715,206	83.1	174,215	4.7
Residential real estate (3)	114,856	2.5	122,756	2.7	(7,900)	(6.4)
Real estate construction and land development:
Residential	79,878	1.7	78,259	1.8	1,619	2.1
Commercial and multifamily	217,815	4.7	227,454	5.1	(9,639)	(4.2)
Total real estate construction and land development	297,693	6.4	305,713	6.9	(8,020)	(2.6)
Consumer	293,899	6.4	324,972	7.3	(31,073)	(9.6)
Total	$4,595,869	100.0%	$4,468,647	100.0%	$127,222	2.8%
(1) Balances do not include unfunded loan commitments.
(2) Percent of loans receivable.
(3) Excludes loans held for sale of $6.8 million and $4.9 million at March 31, 2021 and December 31, 2020, respectively.

COVID Modifications
The Company continues to accommodate a variety of loan modifications under the CARES Act, CA Act and related regulatory guidance as a direct result of COVID-19 pandemic issues impacting these borrowers. At March 31, 2021, approximately 67 loans totaling $46.7 million were in payment deferral modification status compared to 177 loans totaling $92.5 million at December 31, 2020.

SBA Paycheck Protection Program
On April 6, 2020, the Bank began to offer SBA PPP1 loans to its existing and new customers as a result of provisions in the CARES Act for customers directly impacted by the COVID-19 pandemic. The Bank earns 1% interest on these loans as well as a fee from the SBA to cover processing costs, which is amortized over the life of the loan. The Bank began processing loan forgiveness applications and receiving SBA PPP1 loan forgiveness payments during the three months ended December 31, 2020.
The CA Act extended the SBA's PPP with a second tranche of funding beginning in 2021 and effective until May 31, 2021. As a result, the Bank began originating SBA PPP2 loans starting in January 2021.
The following are key statistics from inception of the SBA's PPP through March 31, 2021:

	As of March 31, 2021
	PPP1	PPP2	Total PPP
	(Dollars in thousands)
Number of funded loans	4,642	2,235	6,877
Total amount funded	$897,353	$353,491	$1,250,844
Average funded loan size	$193	$158	$182
Net fees deferred at funding	$28,805	$14,627	$43,432

The following table summarizes the activity for both tranches of the SBA's PPP as of and for the period indicated:

	As of or for the Three Months Ended
	March 31, 2021
	PPP1	PPP2	Total PPP
	(In thousands)
Net deferred fees recognized during the period	$6,592	$448	$7,040
Net deferred fees unrecognized as of period end	8,814	14,165	22,979
Principal payments received during the period, including forgiveness payments from the SBA	174,264	—	174,264
Principal balance remaining as of period end	556,249	353,491	909,740
Amortized cost as of period end	547,435	339,326	886,761

Nonperforming Assets and Credit Quality Metrics
The following table provides information about our nonaccrual loans, other real estate owned and performing TDR loans for the dates indicated:

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$51,755	$56,786
Residential real estate	66	184
Real estate construction and land development	1,021	1,022
Consumer	26	100
Total nonaccrual loans	52,868	58,092
Other real estate owned	—	—
Total nonperforming assets	$52,868	$58,092

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
ACL on loans	$64,225	$70,185
Nonperforming loans to loans receivable	1.15%	1.30%
ACL on loans to loans receivable	1.40	1.57
ACL on loans to loans receivable, excluding SBA PPP loans (1)	1.73	1.87
ACL on loans to nonperforming loans	121.48	120.82
Nonperforming assets to total assets	0.75%	0.88%

Performing TDR loans:
Commercial business	$54,075	$49,403
Residential real estate	365	188
Real estate construction and land development	—	1,926
Consumer	1,251	1,355
Total performing TDR loans	$55,691	$52,872

Accruing loans past due 90 days or more	$—	$—
Potential problem loans (2)	$163,813	$182,342
(1) See "Non-GAAP Financial Measures" section.
(2) Potential problem loans are risk rated SM or worse that are not classified as a performing TDR or nonaccrual loan and are not individually evaluated for credit loss, but which management is closely monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms.
Nonaccrual Loans
Nonaccrual loans decreased $5.2 million to 1.15% of loans receivable at March 31, 2021 from 1.30% of loans receivable at December 31, 2020 primarily due to a decline in nonaccrual commercial business loans.
The following table reflects the changes in nonaccrual loans during the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Nonaccrual loans
Balance, beginning of period	$58,092	$44,525
Addition of previously classified pass graded loans	24	255
Addition of previously classified performing TDR loans and potential problem loans	444	2,579
Net principal payments and transfers to accruing status	(5,690)	(12,300)
Charge-offs	(2)	(626)
Transfer to OREO	—	(270)
Balance, end of period	$52,868	$34,163
Nonperforming Assets
Nonperforming assets consist of nonaccrual loans and other real estate owned. Nonperforming assets decreased $5.2 million, or 0.75% of total assets, at March 31, 2021 from $58.1 million, or 0.88% of total assets, at December 31, 2020 due to the decrease in nonaccrual loans discussed above. Nonperforming assets consisted only of nonaccrual loans at March 31, 2021 and December 31, 2020.
Troubled Debt Restructured Loans
Performing TDR loans are TDRs on accrual status. They may be individually or collectively evaluated for ACL based on criteria outlined in our accounting policies. Performing TDR loans are not considered nonperforming assets as they continue to accrue interest despite the restructured status. Performing TDR loans increased $2.8 million, or 5.3%, at March 31, 2021 compared to December 31, 2020.

The following table reflects the changes in performing TDR loans during the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Performing TDR loans
Balance, beginning of period	$52,872	$14,469
Addition of previously classified pass graded loans	1,031	1,008
Addition of previously classified potential problem loans	4,451	2,660
Addition of previously classified nonaccrual loans	994	177
Net principal payments	(3,657)	(266)
Balance, end of period	$55,691	$18,048

The increase in performing TDR loans reflects further migration of COVID Modifications to TDR status. It is the Bank's policy to classify COVID Modifications where the payment deferral period exceeded 180-days as a TDR.
Potential Problem Loans
Potential problem loans are loans classified as SM or worse that are not classified as a TDR or nonaccrual loan and are not individually evaluated for credit loss, but which management is closely monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms. This classification of loans decreased $18.5 million, or 10.2%, compared to December 31, 2020.
The following table reflects the changes in potential problem loans during the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Potential problem loans
Balance, beginning of period	$182,342	$87,788
Addition of previously classified pass graded loans	6,831	31,180
Addition of previously classified nonaccrual loans	1,138	—
Upgrades to pass graded loan status	(2,395)	(476)
Net principal payments	(19,208)	(9,824)
Transfers of loans to nonaccrual status	(444)	(2,579)
Transfers of loans to TDR status	(4,451)	(2,660)
Balance, end of period	$163,813	$103,429

Analysis of Allowance for Credit Losses on Loans
CECL Adoption, by which the Bank adopted a historic loss, open pool CECL methodology to calculate the ACL on loans, was effective January 1, 2020. The same methodology is applied to all loans consistent with the guidance of the accounting standard which does not require undue complexity. Under this allowance approach, the Bank has identified segments of loans with similar risk characteristics that align with its identified loan classes. Nonaccrual loans and certain performing TDR loans are not considered to have similar risk characteristics as other loans; therefore, they are evaluated for credit loss on an individual basis. The allowance for individually evaluated loans is calculated using either the collateral value method, which considers the likely source of repayment as the value of the collateral, less estimated costs to sell if applicable, or the net present value method, which considers the contractual principal and interest terms and estimated cash flows available from the borrower to satisfy the debt.
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
The following table provides information regarding changes in the ACL on loans at and for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
ACL on loans at the beginning of the period	$70,185	$36,171
Impact of CECL adoption	—	1,822
Adjusted ACL on loans, beginning of period	70,185	37,993
Charge-offs:
Commercial business	(1)	(1,222)
Real estate construction and land development	(1)	—
Consumer	(185)	(375)
Total charge-offs	(187)	(1,597)
Recoveries:
Commercial business	207	1,069
Residential real estate	—	3
Real estate construction and land development	16	14
Consumer	139	94
Total recoveries	362	1,180
Net recoveries (charge-offs)	175	(417)
(Reversal of) provision for credit losses on loans	(6,135)	9,964
ACL on loans at the end of period	$64,225	$47,540

ACL on loans to loans receivable	1.40%	1.23%
ACL on loans to loans receivable, excluding SBA PPP loans (1)	1.73	1.23
Net recoveries (charge-offs) on loans to average loans receivable, net (2)	0.02%	(0.04)%

Loans receivable at the end of the period (3)	$4,595,869	$3,852,376
Average loans receivable, net during the period	4,490,499	3,748,573
(1) See "Reconciliations of Non-GAAP Measures" herein.
(2) Annualized.
(3) Excludes loans held for sale.
The ACL on loans decreased $6.0 million, or 8.5%, to $64.2 million at March 31, 2021 from $70.2 million at December 31, 2020. The decrease in the ACL on loans was due primarily to a reversal of provision for credit losses on loans of $6.1 million recorded during the three months ended March 31, 2021 following improvements in the economic forecast used in the CECL model at March 31, 2021 as compared to the forecast at December 31, 2020 and secondarily due to a decrease in total loans receivable, excluding SBA PPP loans. The ACL on loans does not include a reserve for SBA PPP loans as these loans are fully guaranteed by the SBA.
Based on the Bank's established comprehensive CECL methodology, management deemed the ACL on loans at March 31, 2021 equal to 1.40% of loans receivable and 121.48% of nonperforming loans is appropriate to provide for current expected credit losses in the loan portfolio. The ACL on loans was 1.57% of loans receivable and 120.82% of nonperforming loans at December 31, 2020.
While we believe we used the best information available to determine the ACL on loans, our results of operations could be significantly affected if circumstances differ substantially from the assumptions used in determining the allowance. A decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the ACL on loans and may adversely affect the Company’s financial condition and results of operations. In addition, the determination of the amount of the ACL on loans is subject to review by bank regulators, as part of their routine examination process, which may result in the establishment of an additional ACL on loans based upon their judgment of information available to them at the time of their examination. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing ACL on loans is appropriate or that increased provisions will not be necessary should the quality of the loans deteriorate. Any material increase in the ACL on loans could adversely affect the Company’s financial condition and results of operations.

Deposits and Other Borrowings Overview
The following table summarizes the Company's deposits at the dates indicated:

	March 31, 2021		December 31, 2020
	Balance	% of Total	Balance	% of Total	Change	Percentage Change
	(Dollars in thousands)
Noninterest demand deposits	$2,205,562	36.6%	$1,980,531	35.4%	$225,031	11.4%
Interest bearing demand deposits	1,796,949	29.9	1,716,123	30.7	80,826	4.7
Money market accounts	1,046,202	17.4	962,983	17.2	83,219	8.6
Savings accounts	584,582	9.7	538,819	9.6	45,763	8.5
Total non-maturity deposits	5,633,295	93.6	5,198,456	92.9	434,839	8.4
Certificates of deposit	386,403	6.4	399,534	7.1	(13,131)	(3.3)
Total deposits	$6,019,698	100.0%	$5,597,990	100.0%	$421,708	7.5%

The increase in deposits is primarily due to the proceeds from SBA PPP loans originated during the three months ended March 31, 2021 which were deposited directly into the customers' deposit accounts.
In addition to deposits, borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets.
The Bank utilizes securities sold under agreement to repurchase, which are secured by available for sale investment securities, as a supplement to its funding sources. As of March 31, 2021 and December 31, 2020, only three customers utilized this product with total balances of $36.5 million and $35.7 million, respectively.
The Company also has junior subordinated debentures with a par value of $25.0 million which pay quarterly interest based on the three-month LIBOR plus 1.56% and mature in 2037. The balance of the junior subordinated debentures was $21.0 million at March 31, 2021, which reflects the fair value of the junior subordinated debentures established as part of the merger with Washington Banking Company on May 1, 2014, adjusted for the accretion of discount from purchase accounting fair value adjustment.
Additionally, the Bank maintained credit facilities with the FHLB for $926.3 million and credit facilities with the Federal Reserve Bank for $48.9 million at March 31, 2021 with no borrowings outstanding at both March 31, 2021 and December 31, 2020. There were no FHLB or Federal Reserve Bank advances outstanding during the three months ended March 31, 2021. The average balance of FHLB advances was $989,000 during the three months ended March 31, 2020.
The Bank also maintains lines of credit with five correspondent banks to purchase federal funds totaling $215.0 million as of March 31, 2021. There were no federal funds purchased as of March 31, 2021 and December 31, 2020 and the lines were not utilized during the three months ended March 31, 2021 and 2020.
The Bank was approved to utilize the PPPLF with the Federal Reserve Bank for $909.7 million, which is the principal balance of SBA PPP loans outstanding at March 31, 2021. There were no PPPLF advances outstanding as of both March 31, 2021 and December 31, 2020.
Our strategy has been to acquire non-maturity deposits from our retail customers, acquire noninterest bearing demand deposits from our commercial customers, and use our available borrowing capacity to fund growth in assets. We anticipate that we will continue to rely on the same sources of funds in the future and use those funds primarily to originate loans and purchase investment securities.

Liquidity and Cash Flows
Our primary sources of funds are customer and local government deposits, loan principal and interest payments, loan sales and payments of interest earned on and proceeds from sales and maturities of investment securities. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition.
Heritage Bank: The principal objective of the Bank’s liquidity management program is to maintain the ability to meet day-to-day cash flow requirements of its customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. The Bank monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and the repayment and maturities of loans and investment securities, the Bank can utilize established credit facilities and lines with correspondent banks totaling $1.2 billion as discussed above or initiate the sale of investment securities.

Heritage Financial Corporation: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations. At March 31, 2021, the Company (on an unconsolidated basis) had cash and cash equivalents of $9.0 million.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, satisfy other financial commitments and fund operations. We generally maintain sufficient cash and investments to meet short-term liquidity needs. At March 31, 2021, cash and cash equivalents totaled $934.3 million, or 13.3% of total assets. Investment securities available for sale totaled $893.6 million, of which $199.3 million were pledged to secure public deposits, borrowing arrangements or securities sold under agreement to repurchase. Management considers unpledged investment securities available for sale to be a variable source of liquidity. The fair value of investment securities available for sale that were unpledged totaled $694.3 million, or 9.9% of total assets, at March 31, 2021. The fair value of investment securities available for sale with maturities of one year or less totaled $49.3 million, or 0.7% of total assets, at March 31, 2021.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $9.1 million for the three months ended March 31, 2021, and primarily consisted of net income of $25.3 million, offset partially by non-cash adjustments, including reversal of provision for credit losses of $7.2 million and depreciation, amortization, and accretion of $6.8 million. During the three months ended March 31, 2021, net cash used by investing activities was $232.7 million, which consisted primarily of net loan originations of $117.9 million (including SBA PPP2 originations of $353.5 million and SBA PPP1 principal reduction of $174.3 million) and net activity in investment securities available for sale of $102.1 million (including $166.1 million of purchases). Net cash provided by financing activities was $414.7 million for the three months ended March 31, 2021 and primarily consisted of a net increase in deposits of $421.7 million primarily due to the proceeds from SBA PPP loans deposited directly into the customers' deposit accounts, offset partially by dividends paid of $7.2 million.

Stockholders' Equity and Regulatory Capital Requirements Overview
The Company’s stockholders' equity to assets ratio was 11.8% and 12.4% at March 31, 2021 and December 31, 2020, respectively. The following table reflects the changes to stockholders' equity during the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance, beginning of period	$820,439	$809,311
Cumulative effect from change in accounting policy (1)	—	(5,615)
Net income	25,344	12,191
Dividends declared	(7,258)	(7,343)
Other comprehensive (loss) income, net of tax	(11,557)	7,914
Repurchase of common stock	(687)	(19,060)
Other	870	1,040
Balance, end of period	$827,151	$798,438
(1) Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses.
No shares were repurchased under the Company's stock repurchase plans during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company repurchased the remaining 639,922 shares available under the eleventh stock repurchase plan at a weighted average price per share of $23.95 and repurchased 155,778 shares at a weighted average share price of $20.34 under the twelfth stock repurchase plan, totaling 795,700 shares repurchased under both plans at a weighted average share price of $23.25. In addition to the stock repurchases under a plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On April 21, 2021, the Company’s Board of Directors declared a regular quarterly dividend of $0.20 per common share which is payable on May 19, 2021 to shareholders of record on May 5, 2021.

	Three Months Ended March 31,
	2021	2020
Dividends paid per common share	$0.20	$0.20
Dividend payout ratio (1)	28.6%	58.8%
(1) Dividend payout ratio is declared dividends per common share divided by diluted earnings per common share.
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Condensed Consolidated Financial Statements. Management believes that as of March 31, 2021, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of March 31, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories. The following table represents the minimum required ratios of the Company and the Bank and the actual capital ratios at the periods indicated:

	Minimum Requirements		Well-Capitalized Requirements		Actual
	(Dollars in thousands)
As of March 31, 2021:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$202,080	4.5%	N/A	N/A	$572,953	12.8%
Tier 1 leverage capital to average assets	261,184	4.0	N/A	N/A	593,913	9.1
Tier 1 capital to risk-weighted assets	269,440	6.0	N/A	N/A	593,913	13.2
Total capital to risk-weighted assets	359,253	8.0	N/A	N/A	649,967	14.5
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	201,833	4.5	$291,537	6.5%	581,240	13.0
Tier 1 leverage capital to average assets	260,991	4.0	326,239	5.0	581,240	8.9
Tier 1 capital to risk-weighted assets	269,111	6.0	358,815	8.0	581,240	13.0
Total capital to risk-weighted assets	358,815	8.0	448,518	10.0	636,951	14.2

As of December 31, 2020:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$203,314	4.5%	N/A	N/A	$555,644	12.3%
Tier 1 leverage capital to average assets	256,216	4.0	N/A	N/A	576,531	9.0
Tier 1 capital to risk-weighted assets	271,086	6.0	N/A	N/A	576,531	12.8
Total capital to risk-weighted assets	361,448	8.0	N/A	N/A	633,061	14.0
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	203,112	4.5	$293,383	6.5%	563,630	12.5
Tier 1 leverage capital to average assets	256,051	4.0	320,064	5.0	563,630	8.8
Tier 1 capital to risk-weighted assets	270,815	6.0	361,087	8.0	563,630	12.5
Total capital to risk-weighted assets	361,087	8.0	451,359	10.0	620,124	13.7

As of both March 31, 2021 and December 31, 2020, the capital measures reflect the revised CECL capital transition provisions adopted by the Federal Reserve and the FDIC that allow the Bank the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period.
Under applicable capital requirements both the Company and the Bank are required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. At March 31, 2021, the capital conservation buffer was 6.5% and 6.2% for the Company and the Bank, respectively.

Reconciliations of Non-GAAP Measures
This Form 10-Q contains certain financial measures not presented in accordance with GAAP in addition to financial measures presented in accordance with GAAP. The Company has presented these non-GAAP financial measures in this Form 10-Q because it believes that they provide useful and comparative information to assess trends in the Company’s capital reflected in the current quarter and comparable period results and facilitate comparison of its performance with the performance of its peers. These non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. They should not be considered in isolation or as a substitute for financial measures presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies. Reconciliations of the GAAP and non-GAAP financial measures are presented below.
The Company believes presenting loan yield excluding the effect of discount accretion on purchased loans is useful in assessing the impact of acquisition accounting on loan yield as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off our balance sheet. Similarly, presenting loan yield excluding the effect of SBA PPP loans is useful in assessing the impact of these special program loans that are anticipated to substantially decrease upon forgiveness by the SBA within a short time frame.

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans, annualized:
Interest and fees on loans (GAAP)	$49,524	$46,277
Exclude SBA PPP loan interest and fees	(9,136)	—
Exclude incremental accretion on purchased loans	(1,075)	(1,012)
Adjusted interest and fees on loans (non-GAAP)	$39,313	$45,265

Average loans receivable, net (GAAP)	$4,490,499	$3,748,573
Exclude average SBA PPP loans	(832,148)	—
Adjusted average loans receivable, net (non-GAAP)	$3,658,351	$3,748,573

Loan yield, annualized (GAAP)	4.47%	4.97%
Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans, annualized (non-GAAP)	4.36%	4.86%
The Company considers presenting the ratio of ACL on loans to loans receivable, excluding SBA PPP loans, to be a useful measurement in evaluating the adequacy of the Company's ACL on loans as the balance of SBA PPP loans is significant to the loan portfolio, and since SBA PPP loans are guaranteed by the SBA, the Company has not provided an ACL on loans for SBA PPP loans.

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
ACL on loans to loans receivable, excluding SBA PPP loans:
Allowance for credit losses on loans (GAAP)	$64,225	$70,185

Loans receivable (GAAP)	$4,595,869	$4,468,647
Exclude SBA PPP loans	886,761	715,121
Loans receivable, excluding SBA PPP (non-GAAP)	$3,709,108	$3,753,526

ACL on loans to loans receivable (GAAP)	1.40%	1.57%
ACL on loans to loans receivable, excluding SBA PPP loans (non-GAAP)	1.73%	1.87%
The Company believes that presenting pre-tax pre-provision income, which reflects its profitability before income taxes and provision for credit losses, is a useful measurement in assessing its operating income and expenses by removing the volatility that may be associated with credit loss provisions. The Company also believes that during a crisis such as the

COVID-19 pandemic, this information is useful as the impact of the pandemic on credit loss provisions of various institutions will likely vary based on the geography of the communities served by a particular institution and the decision to adopt or defer CECL.

	Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Pre-tax, Pre-provision Income:
Net income (GAAP)	$25,344	$12,191
Exclude income tax expense	5,102	640
Exclude (reversal of) provision for credit losses	(7,199)	7,946
Pre-tax, pre-provision income (non-GAAP)	$23,247	$20,777

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to interest rate risk through our lending and deposit gathering activities. Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our 2020 Annual Form 10-K.
Neither the Company nor the Bank maintains a trading account for any class of financial instrument or engages in hedging activities or purchases high risk derivative instruments. Moreover, neither the Company nor the Bank is subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2021 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company does not expect that its internal control over financial reporting will prevent all error and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
Neither the Company nor the Bank is a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.

ITEM 1A.     RISK FACTORS
There have been no material changes to the risk factors set forth in Part I. Item 1A of the Company’s 2020 Annual Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Repurchase Plans
The following table provides information about repurchases of common stock by the Company during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2021— January 31, 2021	759	$25.95	8,981,801	1,643,276
February 1, 2021— February 28, 2021	—	—	8,981,801	1,643,276
March 1, 2021— March 31, 2021	22,487	29.66	8,981,801	1,643,276
Total	23,246	$29.54
(1)Of the common shares repurchased by the Company between January 1, 2021 and March 31, 2021, all of the shares represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units.
(2)On March 12, 2020 the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares, under the twelfth stock repurchase plan.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable
ITEM 5.        OTHER INFORMATION
None
ITEM 6.     EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date

10.34*	Form of Split Dollar Agreement, dated May 3, 2021, by and between Heritage and Tony Chalfant (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
*Indicates management contract or compensatory plan or arrangement.
(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date:
May 5, 2021	/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer

Date:
May 5, 2021	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer