Form 10-Q
period 2021-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2021-08-05
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021 or

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
As of July 28, 2021, there were 35,970,660 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2021

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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(In thousands, except shares)

	June 30, 2021	December 31, 2020
ASSETS
Cash on hand and in banks	$94,179	$91,918
Interest earning deposits	1,170,754	651,404
Cash and cash equivalents	1,264,933	743,322
Investment securities available for sale, at fair value, net (amortized cost of $1,029,001 and $770,195, respectively)	1,049,524	802,163
Loans held for sale	2,739	4,932
Loans receivable	4,207,530	4,468,647
Allowance for credit losses on loans	(51,562)	(70,185)
Loans receivable, net	4,155,968	4,398,462
Other real estate owned	—	—
Premises and equipment, net	82,835	85,452
Federal Home Loan Bank stock, at cost	7,933	6,661
Bank owned life insurance	108,988	107,580
Accrued interest receivable	17,113	19,418
Prepaid expenses and other assets	163,206	193,301
Other intangible assets, net	11,494	13,088
Goodwill	240,939	240,939
Total assets	$7,105,672	$6,615,318
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$6,061,706	$5,597,990
Junior subordinated debentures	21,034	20,887
Securities sold under agreement to repurchase	46,429	35,683
Accrued expenses and other liabilities	120,519	140,319
Total liabilities	6,249,688	5,794,879
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 36,006,560 and 35,912,243 shares issued and outstanding, respectively	572,060	571,021
Retained earnings	267,863	224,400
Accumulated other comprehensive income, net	16,061	25,018
Total stockholders’ equity	855,984	820,439
Total liabilities and stockholders’ equity	$7,105,672	$6,615,318

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts and shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME:
Interest and fees on loans	$50,750	$48,404	$100,274	$94,681
Taxable interest on investment securities	4,050	4,570	7,584	10,203
Nontaxable interest on investment securities	947	977	1,905	1,733
Interest on interest earning deposits	263	43	438	463
Total interest income	56,010	53,994	110,201	107,080
INTEREST EXPENSE:
Deposits	1,524	3,417	3,252	7,633
Junior subordinated debentures	186	218	373	503
Other borrowings	35	46	73	80
Total interest expense	1,745	3,681	3,698	8,216
Net interest income	54,265	50,313	106,503	98,864
(Reversal of) provision for credit losses	(13,987)	28,563	(21,186)	36,509
Net interest income after (reversal of) provision for credit losses	68,252	21,750	127,689	62,355
NONINTEREST INCOME:
Service charges and other fees	4,422	3,600	8,422	7,976
Gain on sale of investment securities, net	—	409	29	1,423
Gain on sale of loans, net	1,003	1,135	2,373	1,682
Interest rate swap fees	209	769	361	1,065
Bank owned life insurance income	717	645	1,373	1,530
Other income	1,946	1,690	3,990	4,058
Total noninterest income	8,297	8,248	16,548	17,734
NONINTEREST EXPENSE:
Compensation and employee benefits	22,088	21,927	44,549	44,433
Occupancy and equipment	4,091	4,335	8,545	8,899
Data processing	3,998	3,517	7,810	7,044
Marketing	892	696	1,561	1,562
Professional services	1,102	2,169	2,433	3,546
State/municipal business and use taxes	991	905	1,963	1,662
Federal deposit insurance premium	339	238	928	238
Other real estate owned, net	—	(170)	—	(145)
Amortization of intangible assets	797	903	1,594	1,806
Other expense	2,098	2,553	4,255	5,288
Total noninterest expense	36,396	37,073	73,638	74,333
Income (loss) before income taxes	40,153	(7,075)	70,599	5,756
Income tax expense (benefit)	7,451	(936)	12,553	(296)
Net income (loss)	$32,702	$(6,139)	$58,046	$6,052
Basic earnings (losses) per share	$0.91	$(0.17)	$1.61	$0.17
Diluted earnings (losses) per share	$0.90	$(0.17)	$1.60	$0.17
Dividends declared per share	$0.20	$0.20	$0.40	$0.40
Average number of basic shares outstanding	35,994,740	35,898,716	35,961,032	36,120,403
Average number of diluted shares outstanding	36,289,464	35,898,716	36,268,861	36,275,391

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$32,702	$(6,139)	$58,046	$6,052
Change in fair value of investment securities available for sale, net of tax of $722, $2,224, $(2,482) and $4,643, respectively	2,600	8,009	(8,934)	16,716
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $0, $(89), $(6) and $(310) respectively	—	(320)	(23)	(1,113)
Other comprehensive income (loss)	2,600	7,689	(8,957)	15,603
Comprehensive income	$35,302	$1,550	$49,089	$21,655

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30, 2021
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at March 31, 2021	35,981	$571,204	$242,486	$13,461	$827,151
Restricted stock units vested	28	—	—	—	—
Stock-based compensation expense	—	926	—	—	926
Common stock repurchased	(3)	(70)	—	—	(70)
Net income	—	—	32,702		32,702
Other comprehensive income, net of tax	—	—	—	2,600	2,600
Cash dividends declared on common stock ($0.20 per share)	—	—	(7,325)	—	(7,325)
Balance at June 30, 2021	36,006	$572,060	$267,863	$16,061	$855,984

	Six Months Ended June 30, 2021
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
Balance at December 31, 2020	35,912	$571,021	$224,400	$25,018	$820,439
Restricted stock units vested	120	—	—	—	—
Stock-based compensation expense	—	1,796	—	—	1,796
Common stock repurchased	(26)	(757)	—	—	(757)
Net income	—	—	58,046	—	58,046
Other comprehensive loss, net of tax	—	—	—	(8,957)	(8,957)
Cash dividends declared on common stock ($0.40 per share)	—	—	(14,583)	—	(14,583)
Balance at June 30, 2021	36,006	$572,060	$267,863	$16,061	$855,984

	Three Months Ended June 30, 2020
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at March 31, 2020	35,889	$568,439	$211,707	$18,292	$798,438
Restricted stock units vested	19	—	—	—	—
Exercise of stock options	3	51	—	—	51
Stock-based compensation expense	—	877	—	—	877
Common stock repurchased	(2)	(38)	—	—	(38)
Net loss	—	—	(6,139)		(6,139)
Other comprehensive income, net of tax	—	—	—	7,689	7,689
Cash dividends declared on common stock ($0.20 per share)	—	—	(7,226)	—	(7,226)
Balance at June 30, 2020	35,909	$569,329	$198,342	$25,981	$793,652

	Six Months Ended June 30, 2020
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2019	36,619	$586,459	$212,474	$10,378	$809,311
Cumulative effect from change in accounting policy (1)	—	—	(5,615)	—	(5,615)
Restricted stock units vested	106	—	—	—	—
Exercise of stock options	8	122	—	—	122
Stock-based compensation expense	—	1,846	—	—	1,846
Common stock repurchased	(824)	(19,098)	—	—	(19,098)
Net income	—	—	6,052	—	6,052
Other comprehensive income, net of tax	—	—	—	15,603	15,603
Cash dividends declared on common stock ($0.40 per share)	—	—	(14,569)	—	(14,569)
Balance at June 30, 2020	35,909	$569,329	$198,342	$25,981	$793,652
(1) Effective January 1, 2020, Company adopted ASU 2016-13, Financial Instruments - Credit Losses.

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$58,046	$6,052
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(13,901)	(2,974)
(Reversal of) provision for credit losses	(21,186)	36,509
Net change in accrued interest receivable, prepaid expenses and other assets, and accrued expenses and other liabilities	3,541	(3,096)
Stock-based compensation expense	1,796	1,846
Amortization of intangible assets	1,594	1,806
Origination of mortgage loans held for sale	(53,807)	(48,848)
Proceeds from sale of mortgage loans held for sale	58,373	52,280
Bank owned life insurance income	(1,373)	(1,530)
Valuation adjustment on interest rate swaps	(254)	—
Gain on sale of other real estate owned, net	—	(179)
Gain on sale of mortgage loans held for sale, net	(2,373)	(1,682)
Gain on sale of investment securities available for sale, net	(29)	(1,423)
Gain on sale of assets held for sale	(745)	(9)
Loss (gain) on sale or write-off of premises and equipment, net	88	(25)
Net cash provided by operating activities	29,770	38,727
Cash flows from investing activities:
Loans originated, net of principal payments	295,618	(895,251)
Maturities, calls and payments of investment securities available for sale	126,669	154,194
Purchase of investment securities available for sale	(388,636)	(103,079)
Proceeds from sales of investment securities available for sale	1,248	40,930
Purchase of premises and equipment	(1,748)	(1,739)
Proceeds from sales of other real estate owned	—	1,290
Proceeds from sales of assets held for sale	3,730	394
Proceeds from redemption of Federal Home Loan Bank stock	—	2,560
Purchases of Federal Home Loan Bank stock	(1,272)	(2,844)
Proceeds from sales of premises and equipment	10	53
Purchases of bank owned life insurance	(105)	(3,579)
Proceeds from bank owned life insurance death benefit	—	1,324
Cash received from return of New Market Tax Credit equity method investment	9,642	—
Capital contributions to low-income housing tax credit partnerships	(12,637)	(2,335)
Net cash provided (used) by investing activities	32,519	(808,082)
Cash flows from financing activities:
Net increase in deposits	463,716	985,057
Federal Home Loan Bank advances	10	19,000
Repayment of Federal Home Loan Bank advances	(10)	(19,000)
Common stock cash dividends paid	(14,383)	(14,494)
Net increase in securities sold under agreement to repurchase	10,746	4,275
Proceeds from exercise of stock options	—	122
Repurchase of common stock	(757)	(19,098)
Net cash provided by financing activities	459,322	955,862

	Six Months Ended June 30,
	2021	2020
Net increase in cash and cash equivalents	521,611	186,507
Cash and cash equivalents at beginning of period	743,322	228,568
Cash and cash equivalents at end of period	$1,264,933	$415,075

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,571	$8,144
Cash paid for income taxes, net of refunds	7,967	118

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$—	$270
Loans received from return of New Market Tax Credit equity method investment	15,596	—
Transfers of properties classified as held for sale to prepaid expenses and other assets from premises and equipment, net	1,685	—
Investment in low-income housing tax credit partnership and related funding commitment	—	10,237
Cumulative effect from change in accounting policy (1)	—	7,175
Right of use assets obtained in exchange for new operating lease liabilities	8,393	591
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
The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank. The Bank is headquartered in Olympia, Washington and conducts business from its 53 branch offices as of June 30, 2021 located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small and medium-sized businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas. The Bank's deposits are insured by the FDIC.
The Company announced a plan in July 2021 to consolidate four branches during October 2021 to create a more efficient branch footprint. This will reduce the branch count from 53 to 49. The Company plans to integrate these locations into other branches within its network.

(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2020 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
To prepare unaudited Condensed Consolidated Financial Statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Management believes that the judgments, estimates, and assumptions used in the preparation of the Condensed Consolidated Financial Statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to management's estimate of ACL on loans, management's estimate of ACL on unfunded commitments, management's evaluation of goodwill impairment and management's estimate of the fair value of financial instruments.
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

(c) Significant Accounting Policies
The significant accounting policies used in preparation of the Condensed Consolidated Financial Statements are disclosed in greater detail in the 2020 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies from those contained in the 2020 Annual Form 10-K during the six months ended June 30, 2021.

(d) Recently Issued or Adopted Accounting Pronouncements
FASB ASU 2016-13, Financial Instruments: Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, and ASU 2020-02, was originally issued in June 2016. This ASU replaced the incurred loss methodology with an expected loss methodology, which is commonly referred to as the "CECL" methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, CECL Adoption made changes to the accounting for credit losses on investment securities available for sale. This ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for fiscal years after December 15, 2018 and can be delayed under a provision of the CARES Act until the end of the official health emergency declaration. The Bank adopted ASU 2016-13 on January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and unfunded commitments. At adoption, the Bank elected not to measure an ACL on accrued interest receivable on loans receivable or accrued interest receivable on investment securities available for sale as Bank policy is to reverse interest income for uncollectible accrued interest receivable balances in a timely manner.
The adoption of ASU 2016-13 included an increase to the ACL on loans of $3.4 million and an increase to the ACL on unfunded commitments of $3.7 million, resulting in a pretax cumulative-effect adjustment of $7.1 million. The impact of this adjustment to beginning retained earnings on January 1, 2020 was $5.6 million, net of tax.
FASB ASU 2020-04, Reference Rate Reform (Topic 848), as amended by ASU 2021-01, was issued in March 2020 and provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The amendments are elective, apply to all entities, and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Bank’s swap-related transactions are the majority of the Company's LIBOR exposure. Effective January 25, 2021, the Company adhered to the Interbank Offered Rate Fallbacks Protocol as published by the International Swaps and Derivatives Association, Inc. and recommended by the Alternative Reference Rates Committee. The Company does not expect this ASU to have a material impact on its business operations and the Condensed Consolidated Financial Statements.

(2)Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement the Bank’s lending activities.
There were no securities classified as trading or held to maturity at June 30, 2021 or December 31, 2020.

(a) Securities by Type and Maturity
The following tables present the amortized cost and fair value of investment securities available for sale at the dates indicated and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government and agency securities	$104,688	$477	$(1,518)	$103,647
Municipal securities	219,174	10,341	(588)	228,927
Residential CMO and MBS	256,875	3,465	(846)	259,494
Commercial CMO and MBS	413,304	9,973	(1,337)	421,940
Corporate obligations	7,004	17	(3)	7,018
Other asset-backed securities	27,956	551	(9)	28,498
Total	$1,029,001	$24,824	$(4,301)	$1,049,524

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. government and agency securities	$44,713	$947	$—	$45,660
Municipal securities	197,634	12,561	(227)	209,968
Residential CMO and MBS	196,956	5,125	(209)	201,872
Commercial CMO and MBS	290,638	13,198	(90)	303,746
Corporate obligations	10,971	125	—	11,096
Other asset-backed securities	29,283	565	(27)	29,821
Total	$770,195	$32,521	$(553)	$802,163

The amortized cost and fair value of investment securities available for sale at June 30, 2021, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$33,741	$33,967
Due after one year through five years	132,997	138,549
Due after five years through ten years	344,562	351,995
Due after ten years	517,701	525,013
Total	$1,029,001	$1,049,524

There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2021 and December 31, 2020.

(b) Unrealized Losses and ACL on Investment Securities Available for Sale
The following tables show the gross unrealized losses and fair value of the Company’s investment securities available for sale for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and agency securities	$50,213	$(1,518)	$—	$—	$50,213	$(1,518)
Municipal securities	32,012	(484)	2,348	(104)	34,360	(588)
Residential CMO and MBS	42,784	(715)	22,901	(131)	65,685	(846)
Commercial CMO and MBS	84,771	(1,331)	2,595	(6)	87,366	(1,337)
Corporate obligations	4,990	(3)	—	—	4,990	(3)
Other asset-backed securities	—	—	1,262	(9)	1,262	(9)
Total	$214,770	$(4,051)	$29,106	$(250)	$243,876	$(4,301)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$10,264	$(227)	$—	$—	$10,264	$(227)
Residential CMO and MBS	—	—	25,293	(209)	25,293	(209)
Commercial CMO and MBS	11,404	(29)	7,499	(61)	18,903	(90)
Other asset-backed securities	—	—	4,570	(27)	4,570	(27)
Total	$21,668	$(256)	$37,362	$(297)	$59,030	$(553)

The Company evaluated investment securities available for sale as of June 30, 2021 and December 31, 2020 and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of both June 30, 2021 and December 31, 2020. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of June 30, 2021 and December 31, 2020.

(c) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of investment securities available for sale for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Gross realized gains	$—	$414	$29	$1,442
Gross realized losses	—	(5)	—	(19)
Net realized gains	$—	$409	$29	$1,423

(d) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities available for sale that are pledged as collateral for the following obligations at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state public deposits	$124,649	$128,591	$119,652	$124,228
Securities sold under agreement to repurchase	51,022	51,719	38,630	39,945
Other securities pledged	41,509	42,371	29,665	30,717
Total	$217,180	$222,681	$187,947	$194,890

(e) Accrued Interest Receivable
Accrued interest receivable excluded from amortized cost on investment securities available for sale totaled $4.2 million and $3.6 million at June 30, 2021 and December 31, 2020, respectively. No amounts of accrued interest receivable on investment securities available for sale were reversed against interest income on investment securities available for sale during the three and six months ended June 30, 2021 and June 30, 2020.

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
The amortized cost of loans receivable, net of ACL on loans at June 30, 2021 and December 31, 2020 consisted of the following portfolio segments and classes:

	June 30, 2021	December 31, 2020
	(In thousands)
Commercial business:
Commercial and industrial	$651,915	$733,098
SBA PPP	544,250	715,121
Owner-occupied CRE	865,662	856,684
Non-owner occupied CRE	1,425,238	1,410,303
Total commercial business	3,487,065	3,715,206
Residential real estate	120,148	122,756

	June 30, 2021	December 31, 2020
	(In thousands)
Real estate construction and land development:
Residential	88,601	78,259
Commercial and multifamily	239,979	227,454
Total real estate construction and land development	328,580	305,713
Consumer	271,737	324,972
Loans receivable	4,207,530	4,468,647
Allowance for credit losses on loans	(51,562)	(70,185)
Loans receivable, net	$4,155,968	$4,398,462

Balances included in the amortized cost of Loans receivable:
Unamortized net discount on acquired loans	$(5,006)	$(6,575)
Unamortized net deferred fee	$(17,994)	$(15,458)

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

(c) Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the Bank’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of the loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans, (v) past due status, and (vi) the general economic conditions of the United States of America, and specifically the states of Washington and Oregon.
The Bank utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 10. Risk grades are aggregated to create the risk categories of Pass for grades 1 to 6, Special Mention or "SM" for grade 7, Substandard or "SS" for grade 8, Doubtful for grade 9 and Loss for grade 10. Descriptions of the general characteristics of the risk grades, including qualitative information on how the risk grades relate to the risk of loss, are contained in the 2020 Annual Form 10-K. Numerical loan grades for loans are established at the origination of the loan. Changes to loan grades are considered at the time new information about the performance of a loan becomes available, including the receipt of updated financial information from the borrower, results of annual term loan reviews and scheduled loan reviews. For consumer loans, the Bank follows the FDIC’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower, or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property.
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
Regulatory agencies provided guidance regarding credit risk ratings, delinquency reporting and nonaccrual status for loans adversely impacted by COVID-19. The Bank has and will continue to exercise judgment in determining the risk rating for impacted borrowers and will not automatically adversely classify credits that are affected by COVID-19. The Bank also will not designate loans with payment deferrals granted due to COVID-19 as past due because of the deferral. Due to the short-term nature of the forbearance and other relief programs the Bank is offering as a result of the COVID-19 pandemic, management expects that borrowers granted relief under these programs will generally not be reported as nonaccrual during the deferral period.

The following table presents the amortized cost of loans receivable by risk grade as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans (1)	Loans Receivable
	2021	2020	2019	2018	2017	Prior
	(In thousands)
Commercial business:
Commercial and industrial
Pass	$51,172	$112,717	$111,892	$59,450	$36,904	$112,403	$102,256	$989	$587,783
SM	1,003	904	6,618	6,553	3,036	5,787	5,446	—	29,347
SS	1,133	1,422	6,101	1,669	4,376	7,888	11,453	743	34,785
Total	53,308	115,043	124,611	67,672	44,316	126,078	119,155	1,732	651,915
SBA PPP
Pass	347,813	196,437	—	—	—	—	—	—	544,250
Owner-occupied CRE
Pass	57,984	89,380	162,488	93,738	70,985	298,991	—	75	773,641
SM	—	5,219	5,257	12,922	10,472	17,373	—	—	51,243
SS	—	694	—	3,818	7,083	29,183	—	—	40,778
Total	57,984	95,293	167,745	110,478	88,540	345,547	—	75	865,662
Non-owner occupied CRE
Pass	67,602	184,174	189,439	144,247	167,605	598,127	—	—	1,351,194
SM	—	5,094	1,971	353	2,293	10,016	—	—	19,727
SS	—	—	—	3,623	—	50,694	—	—	54,317
Total	67,602	189,268	191,410	148,223	169,898	658,837	—	—	1,425,238
Total commercial business
Pass	524,571	582,708	463,819	297,435	275,494	1,009,521	102,256	1,064	3,256,868
SM	1,003	11,217	13,846	19,828	15,801	33,176	5,446	—	100,317
SS	1,133	2,116	6,101	9,110	11,459	87,765	11,453	743	129,880
Total	526,707	596,041	483,766	326,373	302,754	1,130,462	119,155	1,807	3,487,065
Residential real estate
Pass	24,279	26,181	31,274	8,876	9,210	19,557	—	—	119,377
SS	—	—	—	—	57	714	—	—	771
Total	24,279	26,181	31,274	8,876	9,267	20,271	—	—	120,148
Real estate construction and land development:
Residential
Pass	23,444	38,628	21,658	2,674	401	1,796	—	—	88,601
Commercial and multifamily
Pass	16,787	42,010	152,906	22,387	1,941	2,436	—	—	238,467
SS	—	636	443	—	—	433	—	—	1,512
Total	16,787	42,646	153,349	22,387	1,941	2,869	—	—	239,979
Total real estate construction and land development
Pass	40,231	80,638	174,564	25,061	2,342	4,232	—	—	327,068
SS	—	636	443	—	—	433	—	—	1,512
Total	40,231	81,274	175,007	25,061	2,342	4,665	—	—	328,580
Consumer
Pass	11,396	20,456	60,434	40,325	21,866	19,613	94,243	193	268,526
SS	—	147	712	652	608	1,055	33	4	3,211
Total	11,396	20,603	61,146	40,977	22,474	20,668	94,276	197	271,737

	June 30, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans (1)	Loans Receivable
	2021	2020	2019	2018	2017	Prior
Loans receivable
Pass	600,477	709,983	730,091	371,697	308,912	1,052,923	196,499	1,257	3,971,839
SM	1,003	11,217	13,846	19,828	15,801	33,176	5,446	—	100,317
SS	1,133	2,899	7,256	9,762	12,124	89,967	11,486	747	135,374
Total	$602,613	$724,099	$751,193	$401,287	$336,837	$1,176,066	$213,431	$2,004	$4,207,530
(1) Represents loans receivable balance at June 30, 2021 which was converted from a revolving loan to an amortizing loan during the six months ended June 30, 2021.

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

(d) Nonaccrual Loans
The following table presents the amortized cost of nonaccrual loans for the dates indicated:

	June 30, 2021
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$7,491	$5,548	$13,039
Owner-occupied CRE	3,784	12,400	16,184
Non-owner occupied CRE	1,363	3,623	4,986
Total commercial business	12,638	21,571	34,209
Residential real estate	—	60	60
Real estate construction and land development:
Commercial and multifamily	—	1,014	1,014
Consumer	—	58	58
Total	$12,638	$22,703	$35,341

	December 31, 2020
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$22,039	$9,208	$31,247
Owner-occupied CRE	4,693	13,700	18,393
Non-owner occupied CRE	3,424	3,722	7,146
Total commercial business	30,156	26,630	56,786
Residential real estate	67	117	184
Real estate construction and land development:
Commercial and multifamily	572	450	1,022
Consumer	31	69	100
Total	$30,826	$27,266	$58,092

The following table presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full of previously classified nonaccrual loans during the following periods:

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(In thousands)
Commercial business:
Commercial and industrial	$(5)	$1,981	$—	$89
Owner-occupied CRE	—	3	—	14
Non-owner occupied CRE	—	—	—	22
Total commercial business	(5)	1,984	—	125
Consumer	—	—	—	37
Total	$(5)	$1,984	$—	$162

	Six Months Ended June 30, 2021		Six months ended June 30, 2020
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(in thousands)
Commercial business:
Commercial and industrial	$(10)	$2,044	$(16)	$308
Owner-occupied CRE	—	117	—	60
Non-owner occupied CRE	—	313	—	67
Total commercial business	(10)	2,474	(16)	435
Real estate construction and land development:
Residential	—	73	—	—
Consumer	—	—	—	47
Total	$(10)	$2,547	$(16)	$482

For the three and six months ended June 30, 2021 and 2020, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full.

(e) Past due loans
The Bank performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The amortized cost of past due loans as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$489	$7,525	$8,014	$643,901	$651,915
SBA PPP	—	—	—	544,250	544,250
Owner-occupied CRE	—	—	—	865,662	865,662
Non-owner occupied CRE	4,038	—	4,038	1,421,200	1,425,238
Total commercial business	4,527	7,525	12,052	3,475,013	3,487,065
Residential real estate	—	30	30	120,118	120,148
Real estate construction and land development:
Residential	—	—	—	88,601	88,601
Commercial and multifamily	—	571	571	239,408	239,979
Total real estate construction and land development	—	571	571	328,009	328,580
Consumer	788	—	788	270,949	271,737
Total	$5,315	$8,126	$13,441	$4,194,089	$4,207,530

	December 31, 2020
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$4,621	$8,082	$12,703	$720,395	$733,098
SBA PPP	—	—	—	715,121	715,121
Owner-occupied CRE	991	403	1,394	855,290	856,684
Non-owner occupied CRE	412	1,970	2,382	1,407,921	1,410,303
Total commercial business	6,024	10,455	16,479	3,698,727	3,715,206
Residential real estate	765	16	781	121,975	122,756
Real estate construction and land development:
Residential	—	—	—	78,259	78,259
Commercial and multifamily	2,225	—	2,225	225,229	227,454
Total real estate construction and land development	2,225	—	2,225	303,488	305,713
Consumer	1,407	30	1,437	323,535	324,972
Total	$10,421	$10,501	$20,922	$4,447,725	$4,468,647

There was one commercial and industrial loan 90 days or more past due that was still accruing interest as of June 30, 2021 with an amortized cost of $286,000. There were no loans 90 days or more past due that were still accruing interest as of December 31, 2020.

(f) Collateral-dependent Loans
The type of collateral securing loans individually evaluated for credit losses and for which the repayment was expected to be provided substantially through the operation or sale of the collateral as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	CRE(1)	Farmland(1)	Residential Real Estate(1)	Other(1)	Total(1)
	(In thousands)
Commercial business:
Commercial and industrial	$1,767	$5,152	$751	$331	$8,001
Owner-occupied CRE	4,346	—	—	—	4,346
Non-owner occupied CRE	1,363	—	—	—	1,363
Total commercial business	7,476	5,152	751	331	13,710
Real estate construction and land development:
Commercial and multifamily	571	—	—	—	571
Total	$8,047	$5,152	$751	$331	$14,281
(1) Balances represent the amortized cost of the loan. If multiple collateral sources secure the loan, the entire balance is presented in the primary collateral category.

	December 31, 2020
	CRE(1)	Farmland(1)	Residential Real Estate(1)	Other(1)	Total(1)
	(In thousands)
Commercial business:
Commercial and industrial	$1,893	$18,738	$584	$1,405	$22,620
Owner-occupied CRE	4,693	—	—	—	4,693
Non-owner occupied CRE	3,424	—	—	—	3,424
Total commercial business	10,010	18,738	584	1,405	30,737
Residential real estate	—	—	67	—	67
Real estate construction and land development:
Commercial and multifamily	572	—	—	—	572
Consumer	—	—	30	—	30
Total	$10,582	$18,738	$681	$1,405	$31,406
(1) Balances represent the amortized cost of the loan. If multiple collateral sources secure the loan, the entire balance is presented in the primary collateral category.
There have been no significant changes to the collateral securing individually evaluated loans for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the six months ended June 30, 2021, except changes due to additions or deletions of loans into this classification.

(g) Troubled Debt Restructured Loans
A TDR is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider. The TDR modifications or concessions are made to increase the likelihood that these borrowers with financial difficulties will be able to satisfy their debt obligations as amended.
The concessions granted in the restructurings largely consisted of maturity extensions. The Bank typically grants shorter extension periods to continually monitor these TDR loans despite the fact that the extended date might not be the date the Bank expects the scheduled cash flow from these borrowers. The Bank does not consider these modifications a subsequent default of a TDR as new loan terms, specifically new maturity dates, were granted.
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
Loans that were modified as TDR loans are set forth in the following tables for the periods indicated:

	Three Months Ended June 30,
	2021		2020
	Number of Contracts	Amortized Cost (1) (2)	Number of Contracts	Amortized Cost (1) (2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	18	$5,673	31	$11,849
Owner-occupied CRE	1	2,200	4	1,657
Non-owner occupied CRE	1	251	2	398
Total commercial business	20	8,124	37	13,904
Real estate construction and land development:
Residential	—	—	4	1,751
Commercial and multifamily	1	443	—	—
Total real estate construction and land development	1	443	4	1,751
Consumer	6	146	9	82
Total	27	$8,713	50	$15,737

	Six Months Ended June 30,
	2021		2020
	Number of Contracts	Amortized Cost (1) (2)	Number of Contracts	Amortized Cost (1) (2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	31	$8,713	35	$12,652
Owner-occupied CRE	2	5,857	6	3,067
Non-owner occupied CRE	2	2,222	3	2,143
Total commercial business	35	16,792	44	17,862
Residential real estate	1	181	—	—
Real estate construction and land development:
Residential	—	—	4	1,751
Commercial and multifamily	1	443	—	—
Total real estate construction and land development	1	443	4	1,751
Consumer	21	511	14	173
Total TDR loans	58	$17,927	62	$19,786
(1) Number of contracts and amortized cost represent loans which have balances as of period end, net of subsequent payments after modifications. Certain modified loans may have been paid-down or charged-off during the three or six months ended June 30, 2021 and June 30, 2020.
(2) As the Bank did not forgive any principal or interest balance as part of the loan modifications, the Bank’s amortized cost in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).
The Bank had an ACL on loans of $1.7 million and $1.5 million at June 30, 2021 and June 30, 2020, respectively, related to these TDR loans which were restructured during the six months ended June 30, 2021 and June 30, 2020, respectively.
The unfunded commitment to borrowers related to TDR loans was $4.9 million and $2.6 million at June 30, 2021 and December 31, 2020, respectively.

The following tables present loans that were modified in a troubled debt restructure and subsequently defaulted within twelve months from the modification date during the periods indicated:

	Three Months Ended June 30,
	2021		2020
	Number of Contracts (1)	Amortized Cost (1)	Number of Contracts (1)	Amortized Cost (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	1	$46	2	$302
Owner-occupied CRE	—	—	1	445
Non-owner occupied CRE	—	—	1	280
Total	1	$46	4	$1,027

	Six Months Ended June 30,
	2021		2020
	Number of Contracts (1)	Amortized Cost (1)	Number of Contracts (1)	Amortized Cost (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	2	$789	4	$2,155
Owner-occupied CRE	—	—	1	445
Non-owner occupied CRE	—	—	2	398
Total	2	$789	7	$2,998
(1) Number of contracts and amortized cost represent loans which have balances as of period end, net of subsequent payments after modifications. Certain modified loans may have been paid-down or charged-off during the six months ended June 30, 2021 and June 30, 2020.

During the three and six months ended June 30, 2021 and 2020 all of the TDR loans in the tables above defaulted because each was past its modified maturity date and the borrower had not subsequently repaid the credits. The Bank chose not to extend further the maturity date on these loans. The Bank had an ACL on loans of $7,000 and $494,000 at June 30, 2021 and June 30, 2020, respectively, related to these TDR loans which defaulted during the six months ended June 30, 2021 and 2020.

(h) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $12.8 million and $15.8 million at June 30, 2021 and December 31, 2020, respectively. It is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.

(i) Foreclose proceedings in process
At June 30, 2021, there was one consumer mortgage loan secured by a residential real estate property (included in loans receivable on the Condensed Consolidated Statements of Financial Position) of $79,000 for which formal foreclosure proceedings were in process.

(4)Allowance for Credit Losses on Loans
Effective January 1, 2020, the Bank adopted ASU 2016-13. Risk characteristics by segment considered in the CECL model are the same as those disclosed in the 2020 Annual Form 10-K.
The baseline loss rates used to calculate the ACL on loans at June 30, 2021 utilized the Bank's average quarterly historical loss information from December 31, 2012 through the balance sheet date. There were no changes to this assumption during the six months ended June 30, 2021. The Bank believes the historic loss rates are viable inputs to the current CECL model as the Bank's lending practice and business has remained relatively stable throughout the periods. While the Bank's assets have grown, the credit culture has stayed relatively consistent.
Prepayments included in the CECL model at June 30, 2021 were based on the 48-month rolling historical averages for each segment, which management believes is an accurate representation of future prepayment activity. There were no changes to this assumption during the six months ended June 30, 2021.

The reasonable and supportable period used in the CECL model as of June 30, 2021 was five quarters. There were no changes to this assumption during the six months ended June 30, 2021. Management believes that forecasts beyond this five quarter time period tend to diverge in economic assumptions and may be less comparable to actual future events. As the length of the reasonable and supportable period increases, the degree of judgment involved in estimating the allowance will likely increase.
The Bank used a two-quarter reversion period in calculating the ACL on loans as of June 30, 2021 as it believes the historical loss information is relevant to the expected credit losses and recognizes the declining precision and increasing uncertainty of estimating credit losses in those periods beyond which it can make reasonable and supportable forecasts. There were no changes to this assumption during the six months ended June 30, 2021.
During the six months ended June 30, 2021, the ACL on loans decreased $18.6 million, or 26.5%, due primarily to a reversal of provision for credit losses on loans of $19.0 million following improvements in the economic forecast at June 30, 2021 as compared to the forecast at December 31, 2020 and secondarily due to a decrease in total loans receivable, excluding SBA PPP loans which are fully guaranteed by the SBA and not provisioned for in the ACL on loans.
A summary of the changes in the ACL on loans during the six months ended June 30, 2021 and 2020 is as follows:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Balance at the beginning of the year	$70,185	$36,171
Impact of CECL Adoption	—	1,822
Balance at the beginning of the year, as adjusted	70,185	37,993
Charge-offs	(320)	(3,852)
Recoveries of loans previously charged-off	653	1,455
(Reversal of) provision for credit losses on loans	(18,956)	35,905
Balance at the end of the year	$51,562	$71,501

The following tables detail the activity in the ACL on loans disaggregated by segment and class for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021
	Beginning Balance	Charge-offs	Recoveries	Reversal of Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$21,770	$(13)	$132	$(4,404)	$17,485
SBA PPP	—	—	—	—	—
Owner-occupied CRE	10,464	—	11	(1,913)	8,562
Non-owner occupied CRE	12,970	—	—	(2,340)	10,630
Total commercial business	45,204	(13)	143	(8,657)	36,677
Residential real estate	1,402	—	—	(249)	1,153
Real estate construction and land development:
Residential	2,048	—	4	(416)	1,636
Commercial and multifamily	11,223	—	—	(2,388)	8,835
Total real estate construction and land development	13,271	—	4	(2,804)	10,471
Consumer	4,348	(120)	144	(1,111)	3,261
Total	$64,225	$(133)	$291	$(12,821)	$51,562

Six Months Ended June 30, 2021
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
(In thousands)
Commercial business:

	Six Months Ended June 30, 2021
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial and industrial	$30,010	$(14)	$337	$(12,848)	$17,485
SBA PPP	—	—	—	—	—
Owner-occupied CRE	9,486	—	13	(937)	8,562
Non-owner occupied CRE	10,112	—	—	518	10,630
Total commercial business	49,608	(14)	350	(13,267)	36,677
Residential real estate	1,591	—	—	(438)	1,153
Real estate construction and land development:
Residential	1,951	—	20	(335)	1,636
Commercial and multifamily	11,141	(1)	—	(2,305)	8,835
Total real estate construction and land development	13,092	(1)	20	(2,640)	10,471
Consumer	5,894	(305)	283	(2,611)	3,261
Total	$70,185	$(320)	$653	$(18,956)	$51,562

	Three Months Ended June 30, 2020
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of Provision for) Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$13,900	$(1,824)	$69	$17,628	$29,773
Owner-occupied CRE	6,216	—	2	3,785	10,003
Non-owner occupied CRE	7,750	—	—	2,916	10,666
Total commercial business	27,866	(1,824)	71	24,329	50,442
Residential real estate	3,026	—	—	(803)	2,223
Real estate construction and land development:
Residential	864	—	7	(304)	567
Commercial and multifamily	11,444	—	—	(2,887)	8,557
Total real estate construction and land development	12,308	—	7	(3,191)	9,124
Consumer	4,340	(431)	197	5,606	9,712
Total	$47,540	$(2,255)	$275	$25,941	$71,501

	Six Months Ended June 30, 2020
	Beginning Balance	Impact of CECL Adoption	Beginning Balance, as Adjusted	Charge-offs	Recoveries	Provision for (Reversal of Provision for) Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$11,739	$(1,348)	$10,391	$(2,911)	$1,126	$21,167	$29,773
Owner-occupied CRE	4,512	452	4,964	(135)	14	5,160	10,003
Non-owner occupied CRE	7,682	(2,039)	5,643	—	—	5,023	10,666
Total commercial business	23,933	(2,935)	20,998	(3,046)	1,140	31,350	50,442
Residential real estate	1,458	1,471	2,929	—	3	(709)	2,223

	Six Months Ended June 30, 2020
	Beginning Balance	Impact of CECL Adoption	Beginning Balance, as Adjusted	Charge-offs	Recoveries	Provision for (Reversal of Provision for) Credit Losses	Ending Balance
	(In thousands)
Real estate construction and land development:
Residential	1,455	(571)	884	—	21	(338)	567
Commercial and multifamily	1,605	7,240	8,845	—	—	(288)	8,557
Total real estate construction and land development	3,060	6,669	9,729	—	21	(626)	9,124
Consumer	6,821	(2,484)	4,337	(806)	291	5,890	9,712
Unallocated	899	(899)	—	—	—	—	—
Total	$36,171	$1,822	$37,993	$(3,852)	$1,455	$35,905	$71,501

(5)Goodwill and Other Intangible Assets
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
There were no additions to goodwill during the three and six months ended June 30, 2021 and 2020.
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
The following table presents the change in other intangible assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Balance at the beginning of the period	$12,291	$15,710	$13,088	$16,613
Amortization	(797)	(903)	(1,594)	(1,806)
Balance at the end of the period	$11,494	$14,807	$11,494	$14,807

(6)Derivative Financial Instruments
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
The Company is exposed to interest rate risk as part of the transaction. However, the Company acts as an intermediary for its customer therefore changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations.
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
The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$321,519	$19,342	$308,126	$25,740
Interest rate swap liability (1)	321,519	(19,510)	308,126	(26,162)
 (1) The estimated fair value of derivatives with customers was $15.4 million and $25.4 million as of June 30, 2021 and December 31, 2020, respectively. The estimated fair value of derivatives with third parties was $(15.6) million and $(25.9) million as of June 30, 2021 and December 31, 2020, respectively.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk with the customer is controlled through the credit approval, limits, and monitoring procedures and concentrated within our primary market areas. Credit risk for derivatives with third-parties is concentrated among four well-known broker dealers.

(7)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations at June 30, 2021 and June 30, 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands, except shares)
Net income (loss):
Net income (loss)	$32,702	$(6,139)	$58,046	$6,052
Dividends and undistributed earnings allocated to participating securities (1)	—	—	—	(3)
Net income (loss) allocated to common shareholders	$32,702	$(6,139)	$58,046	$6,049
Basic:
Weighted average common shares outstanding	35,994,740	35,899,361	35,961,032	36,128,586
Restricted stock awards	—	(645)	—	(8,183)
Total basic weighted average common shares outstanding	35,994,740	35,898,716	35,961,032	36,120,403
Diluted:
Basic weighted average common shares outstanding	35,994,740	35,898,716	35,961,032	36,120,403
Effect of potentially dilutive common shares (2)	294,724	—	307,829	154,988
Total diluted weighted average common shares outstanding	36,289,464	35,898,716	36,268,861	36,275,391
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive (3)	7,065	258,412	4,766	124,904
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
The following table summarizes the dividend activity during the six months ended June 30, 2021 and the calendar year 2020:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 22, 2020	$0.20	February 6, 2020	February 20, 2020
April 29, 2020	$0.20	May 13, 2020	May 27, 2020
July 22, 2020	$0.20	August 5, 2020	August 19, 2020
October 21, 2020	$0.20	November 4, 2020	November 18, 2020
January 27, 2021	$0.20	February 10, 2021	February 24, 2021
April 21, 2021	$0.20	May 5, 2021	May 19, 2021
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

(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On October 23, 2014, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or 1,512,600 shares, under the eleventh stock repurchase plan. On March 12, 2020, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares, under the twelfth stock repurchase plan after all shares under the eleventh stock repurchase plan had been repurchased. The number, timing and price of shares repurchased under the twelfth stock repurchase plan will depend on business and market conditions and other factors, including opportunities to deploy the Company's capital.
The following table provides total repurchased shares and average share prices under the applicable plans for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	Plan Total(1)
Eleventh Stock Repurchase Plan
Repurchased shares	—	—	—	639,922	1,512,600
Stock repurchase average share price	$—	$—	$—	$23.95	$21.69

Twelfth Stock Repurchase Plan
Repurchased shares	—	—	—	155,778	155,778
Stock repurchase average share price	$—	$—	$—	$20.34	$20.34
(1)Represents shares repurchased and average price per share paid during the duration of each plan.
In addition to the stock repurchases under a stock repurchase plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total shares repurchased to pay withholding taxes during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Repurchased shares to pay withholding taxes	2,557	2,046	25,803	27,928
Stock repurchase to pay withholding taxes average share price	$27.47	$18.62	$29.33	$21.56

(8)Fair Value Measurements
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

(a) Recurring and Nonrecurring Basis
The Company used the following methods and significant assumptions to measure the fair value of certain assets on a recurring and nonrecurring basis:
Investment Securities Available for Sale:
The fair values of all investment securities are based upon the assumptions that market participants would use in pricing the security. If available, fair values of investment securities are determined by quoted market prices (Level 1). For investment securities where quoted market prices are not available, fair values are calculated based on market prices on similar securities (Level 2). For investment securities where quoted prices or market prices of similar securities are not available, fair values are calculated by using observable and unobservable inputs such as discounted cash flows or other market indicators (Level 3). Investment security valuations are obtained from third-party pricing services.
Collateral-Dependent Loans:
Collateral-dependent loans are identified for the calculation of the ACL on loans. The fair value used to measure credit loss for this type of loan is commonly based on recent real estate appraisals which are generally obtained at least every 18 months or earlier if there are changes to risk characteristics of the underlying loan. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by independent appraisers to adjust for differences between the comparable sales and income data available. The Bank also incorporates an estimate of cost to sell the collateral when the sale is probable. Such adjustments may be significant and result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value based on the borrower’s financial statements or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the customer and customer’s business (Level 3). Individually evaluated loans are analyzed for credit loss on a quarterly basis and the ACL on loans is adjusted as required based on the results.
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
Derivative Financial Instruments:
The Bank obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2021 and December 31, 2020, the Bank assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
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

Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$103,647	$—	$103,647	$—
Municipal securities	228,927	—	228,927	—
Residential CMO and MBS	259,494	—	259,494	—
Commercial CMO and MBS	421,940	—	421,940	—
Corporate obligations	7,018	—	7,018	—
Other asset-backed securities	28,498	—	28,498	—
Total investment securities available for sale	1,049,524	—	1,049,524	—
Equity security	181	181	—	—
Derivative assets - interest rate swaps	19,342	—	19,342	—
Liabilities
Derivative liabilities - interest rate swaps	$19,510	$—	19,510	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$45,660	$—	$45,660	$—
Municipal securities	209,968	—	209,968	—
Residential CMO and MBS	201,872	—	201,872	—
Commercial CMO and MBS	303,746	—	303,746	—
Corporate obligations	11,096	—	11,096	—
Other asset-backed securities	29,821	—	29,821	—
Total investment securities available for sale	802,163	—	802,163	—
Equity security	131	131	—	—
Derivative assets - interest rate swaps	25,740	—	25,740	—
Liabilities
Derivative liabilities - interest rate swaps	$26,162	$—	$26,162	$—

Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
The following tables below represent assets measured at fair value on a nonrecurring basis at the dates indicated:

		Fair Value at June 30, 2021
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$983	$775	$—	$—	$775

		Fair Value at June 30, 2021
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Owner-occupied CRE	622	486	—	—	486
Total commercial business	1,605	1,261	—	—	1,261
Real estate construction and land development:
Commercial and multifamily	991	534	—	—	534
Total assets measured at fair value on a nonrecurring basis	$2,596	$1,795	$—	$—	$1,795
(1) Basis represents the outstanding principal balance of collateral-dependent loans.

		Fair Value at December 31, 2020
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$1,305	$1,289	$—	$—	$1,289
Prepaid expenses and other assets:
Branch held for sale (2)	1,330	1,330	—	—	1,330
Total assets measured at fair value on a nonrecurring basis	$2,635	$2,619	$—	$—	$2,619
(1) Basis represents the outstanding principal balance of collateral-dependent loans and the carrying value of the branch held for sale.
(2) In October 2020, one branch was reclassified as held for sale in accordance with ASC 360-10. As part of the transfer, the branch was written down to its net realizable value at that time.

The following table represents the net (loss) gain recorded in earnings as a result of nonrecurring fair value adjustments recorded during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$6	$9	$(28)	$3
Owner-occupied CRE	(76)	—	(76)	—
Total commercial business	(70)	9	(104)	3
Real estate construction and land development:
Commercial and multifamily	(23)	—	(38)	—
Net (loss) gain from nonrecurring fair value adjustments	$(93)	$9	$(142)	$3

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

	June 30, 2021
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Collateral-dependent loans	$1,795	Market approach	Adjustment for differences between the comparable sales	55.0% - (20.0)%; 18.3%

	December 31, 2020
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Collateral-dependent loans	$1,289	Market approach	Adjustment for differences between the comparable sales	0.6% - (40.1%); (24.1%)
Branch held for sale	$1,330	Market approach	Adjustment for differences between the comparable sales	140.7% - (40.3%); 33.2%

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
The following tables present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	June 30, 2021
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,264,933	$1,264,933	$1,264,933	$—	$—
Investment securities available for sale	1,049,524	1,049,524	—	1,049,524	—
Loans held for sale	2,739	2,840	—	—	2,840
Loans receivable, net	4,155,968	4,271,615	—	—	4,271,615
Accrued interest receivable	17,113	17,113	65	4,244	12,804
Banked owned life insurance	108,988	108,988	108,988	—	—
Derivative assets - interest rate swaps	19,342	19,342	—	19,342	—
Equity security	181	181	181	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$5,686,807	$5,686,807	$5,686,807	$—	$—
Certificates of deposit	374,899	376,646	—	376,646	—
Securities sold under agreement to repurchase	46,429	46,429	46,429	—	—
Junior subordinated debentures	21,034	18,250	—	—	18,250
Accrued interest payable	74	74	31	25	18
Derivative liabilities - interest rate swaps	19,510	19,510	—	19,510	—

	December 31, 2020
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$743,322	$743,322	$743,322	$—	$—
Investment securities available for sale	802,163	802,163	—	802,163	—
Loans held for sale	4,932	5,156	—	—	5,156

	December 31, 2020
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Loans receivable, net	4,398,462	4,556,862	—	—	4,556,862
Accrued interest receivable	19,418	19,418	2	3,648	15,768
Bank owned life insurance	107,580	107,580	107,580	—	—
Derivative assets - interest rate swaps	25,740	25,740	—	25,740	—
Equity security	131	131	131	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$5,198,456	$5,198,456	$5,198,456	$—	$—
Certificates of deposit	399,534	402,701	—	402,701	—
Securities sold under agreement to repurchase	35,683	35,683	35,683	—	—
Junior subordinated debentures	20,887	18,500	—	—	18,500
Accrued interest payable	94	94	42	33	19
Derivative liabilities - interest rate swaps	26,162	26,162	—	26,162	—

(9)Cash Restriction
The Bank had restricted cash included in interest earning deposits on the Condensed Consolidated Statements of Financial Condition of $15.7 million and $25.9 million as of June 30, 2021 and December 31, 2020, respectively, relating to collateral required on interest rate swaps from third-parties as discussed in Note (6) Derivative Financial Instruments. The Bank does not have a collateral requirement with customers.

(10)Commitments and Contingencies
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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	June 30, 2021	December 31, 2020
	(In thousands)
Commercial business:
Commercial and industrial	$572,214	$640,018
Owner-occupied CRE	2,515	3,488
Non-owner occupied CRE	7,811	18,396
Total commercial business	582,540	661,902
Real estate construction and land development:
Residential	57,983	52,453
Commercial and multifamily	135,028	127,821
Total real estate construction and land development	193,011	180,274
Consumer	267,272	263,249
Total outstanding commitments	$1,042,823	$1,105,425

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
The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Three Months Ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(In thousands)
Balance, beginning of period	$3,617	$1,990	$4,681	$306
Impact of CECL Adoption	—	—	—	3,702
Adjusted balance, beginning of period	3,617	1,990	4,681	4,008
(Reversal of) provision for credit losses on unfunded commitments	(1,166)	2,622	(2,230)	604
Balance, end of period	$2,451	$4,612	$2,451	$4,612

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the three and six months ended June 30, 2021. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Forward Looking Statements included herein and the December 31, 2020 audited Consolidated Financial Statements and the accompanying Notes included in our 2020 Annual Form 10-K.

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
Our business consists primarily of commercial lending and deposit relationships with small to medium sized businesses and their owners in our market areas and attracting deposits from the general public. We also make real estate construction and land development loans and consumer loans. During the three months ended March 31, 2020, we ceased indirect auto loan originations, included in our consumer portfolio. We additionally originate for sale or for investment purposes residential real estate loans on single family properties located primarily in our markets.
Our core profitability depends primarily on our net interest income. Net interest income is the difference between interest income, which is the income that we earn on interest earning assets, comprised primarily of loans and investment securities, and interest expense, which is the amount we pay on our interest bearing liabilities, consisting primarily of deposits. Management manages the repricing characteristics of the Company's interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve. Like most financial institutions, our net interest income is significantly affected by general and local economic conditions, particularly changes in market interest rates, and by governmental policies and actions of regulatory agencies. Net interest income is additionally affected by changes on the volume and mix of interest earning assets, interest earned on these assets, the volume and mix of interest bearing liabilities and interest paid on these liabilities.
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
Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of service charges and other fees and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing and professional services. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses are the fixed and variable costs of buildings and equipment, and consists primarily of lease expenses, depreciation charges, maintenance and utilities. Data processing consists primarily of processing and network services related to the Bank’s core operating system, including the account processing system, electronic payments processing of products and services, and internet and mobile banking channels as well as software-as-a-service providers. Professional services consists primarily of third party service providers, such as auditors, consultants and legal fees.
Results of operations may also be significantly affected by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities, especially changes resulting from the COVID-19 pandemic and the governmental actions taken to address it. Net income is also impacted by growth of operations through organic growth or acquisitions.

COVID-19 Pandemic Response
The Company maintains its commitment to supporting its community and customers during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its customers. The governors of Washington and Oregon, where our branches are located, recently announced the easing of restrictions which were implemented in response to the COVID-19 pandemic. Accordingly, all Bank branches were reopened with normal hours, remote employees commenced a phased-in return to the office over the summer and substantially all employees are expected to return to their go-forward working environments by Labor Day. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

Earnings Summary
Comparison of quarter ended June 30, 2021 to the comparable quarter in the prior year
Net income was $32.7 million, or $0.90 per diluted common share, for the three months ended June 30, 2021 compared to a net loss of $6.1 million, or $(0.17) per diluted common share, for the three months ended June 30, 2020. Net income increased $38.8 million, or 632.7%, for the three months ended June 30, 2021 compared to the same period in 2020 due primarily to a reversal of provision for credit losses of $14.0 million during the three months ended June 30, 2021 compared to a provision for credit losses of $28.6 million for the same period in 2020.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income plus noninterest income. The Company’s efficiency ratio was 58.18% for the three months ended June 30, 2021 compared to 63.31% for the three months ended June 30, 2020. The change in the efficiency ratio was attributable primarily to the increase in net interest income.
Comparison of six months ended June 30, 2021 to the comparable period in the prior year.
Net income was $58.0 million, or $1.60 per diluted common share, for the six months ended June 30, 2021 compared to $6.1 million, or $0.17 per diluted common share, for the six months ended June 30, 2020. Net income increased $52.0 million, or 859.1%, for the six months ended June 30, 2021 compared to the same period in 2020 due primarily to a reversal of provision for credit losses of $21.2 million during the six months ended June 30, 2021 compared to a provision for credit losses of $36.5 million for the same period in 2020.
The Company’s efficiency ratio was 59.84% for the six months ended June 30, 2021 compared to 63.75% for the six months ended June 30, 2020. The change in the efficiency ratio was attributable primarily to the increase in net interest income.

Net Interest Income and Net Interest Margin Overview
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
Comparison of quarter ended June 30, 2021 to the comparable quarter in the prior year
Net interest income increased $4.0 million, or 7.9%, to $54.3 million for the three months ended June 30, 2021 compared to $50.3 million for the same period in 2020 due primarily to increases in loan yield and secondarily due to the Bank decreasing deposit rates following decreases in short-term market interest rates since the quarter ended March 31, 2020. Loan yield benefited from the impact of SBA PPP loan forgiveness, which prompted the recognition of the remaining net deferred fees outstanding for the underlying forgiven SBA PPP loans, and recoveries of $2.0 million of interest and fees on loans classified as nonaccrual, including $1.5 million related to the full payoff of an agricultural business relationship of $10.7 million which was initially classified as nonaccrual during the three months ended September 30, 2019.
The following table provides relevant net interest income information for the periods indicated:

	Three Months Ended June 30,
	2021			2020			Change
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2) (3)	$4,402,868	$50,750	4.62%	$4,442,108	$48,404	4.38%	$(39,240)	$2,346	0.24%
Taxable securities	799,023	4,050	2.03	764,691	4,570	2.40	34,332	(520)	(0.37)
Nontaxable securities (3)	160,489	947	2.37	160,296	977	2.45	193	(30)	(0.08)
Interest earning deposits	964,791	263	0.11	185,399	43	0.09	779,392	220	0.02

	Three Months Ended June 30,
	2021			2020			Change
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Total interest earning assets	6,327,171	56,010	3.55%	5,552,494	53,994	3.91%	774,677	2,016	(0.36)%
Noninterest earning assets	752,034			757,530			(5,496)
Total assets	$7,079,205			$6,310,024			$769,181

Interest Bearing Liabilities:
Certificates of Deposit	$381,417	$481	0.51%	$513,539	$1,810	1.42%	$(132,122)	$(1,329)	(0.91)%
Savings accounts	591,616	89	0.06	476,312	115	0.10	115,304	(26)	(0.04)
Interest bearing demand and money market accounts	2,836,717	954	0.13	2,440,691	1,492	0.25	396,026	(538)	(0.12)
Total interest bearing deposits	3,809,750	1,524	0.16	3,430,542	3,417	0.40	379,208	(1,893)	(0.24)
Junior subordinated debentures	20,986	186	3.55	20,693	218	4.24	293	(32)	(0.69)
Securities sold under agreement to repurchase	43,259	35	0.32	23,702	39	0.66	19,557	(4)	(0.34)
FHLB advances and other borrowings	—	—	—	4,909	7	0.57	(4,909)	(7)	(0.57)
Total interest bearing liabilities	3,873,995	1,745	0.18%	3,479,846	3,681	0.43%	394,149	(1,936)	(0.25)%
Noninterest bearing demand deposits	2,246,929			1,883,227			363,702
Other noninterest bearing liabilities	122,520			139,412			(16,892)
Stockholders’ equity	835,761			807,539			28,222
Total liabilities and stock-holders’ equity	$7,079,205			$6,310,024			$769,181
Net interest income		$54,265			$50,313			$3,952
Net interest spread			3.37%			3.48%			(0.11)%
Net interest margin			3.44%			3.64%			(0.20)%
Average interest earning assets to average interest bearing liabilities			163.32%			159.56%			3.76%
Cost of total deposits			0.10%			0.26%			(0.16)%
(1) Annualized
(2) The average loan balances are net of ACL on loans. Nonaccrual loans have been included as loans carrying a zero yield.
(3) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Net interest income as a percentage of average interest earning assets, or net interest margin, decreased due primarily to the change in the mix of total interest earning assets, including a significant increase in average interest earning deposits to 15.2% of total earning assets at June 30, 2021 compared to 3.3% at June 30, 2020, and decreases in yields on interest earning assets over the past year following decreases in short-term market rates during the quarter ended March 31, 2020. The decrease in net interest margin was offset partially by a decrease in the cost of total interest bearing deposits reflecting the decreases in short-term market rates.
The following table presents the loan yield and the impacts of SBA PPP loans and the incremental accretion on purchased loans on this financial measure for the periods presented below:

	Three Months Ended
	June 30, 2021	June 30, 2020
Non-GAAP reconciliation of loan yield: (1)
Loan yield (GAAP)	4.62%	4.38%
Exclude impact from SBA PPP loans	(0.12)	0.24
Exclude impact from incremental accretion on purchased loans (2)	(0.05)	(0.06)

Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans (non-GAAP)	4.45%	4.56%
(1) See Reconciliations of "Non-GAAP Financial Measures section."
(2)Represents the amount of interest income recorded on purchased loans in excess of the contractual stated interest rate in the individual loan notes due to incremental accretion of purchased discount or premium. Purchased discount or premium is the difference between the contractual loan balance and the fair value of acquired loans at the acquisition date, or as modified by CECL Adoption. The purchased discount is accreted into income over the remaining life of the loan. The impact of incremental accretion on loan yield will change during any period based on the volume of prepayments, but it is expected to decrease over time as the balance of the purchased loans decreases.
The impact to loan yield from recoveries of interest and fees on loans classified as nonaccrual was 18 basis points and one basis point, respectively, during the three months ended June 30, 2021 and 2020.
Comparison of six months ended June 30, 2021 to the comparable period in the prior year
Net interest income increased $7.6 million, or 7.7%, to $106.5 million for the six months ended June 30, 2021 compared to $98.9 million for the same period in 2020 due primarily to an increase in the average balance of loans receivable, net, predominately from SBA PPP loans and secondarily due to the Bank decreasing deposit rates following decreases in short-term market interest rates. The increase in net interest income was offset partially by decreases in the yield for all interest earning assets, reflecting the decreases in market interest rates.
The following table provides relevant net interest income information for the dates indicated:

	Six Months Ended June 30,
	2021			2020			Change
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2) (3)	$4,446,442	$100,274	4.55%	$4,095,340	$94,681	4.65%	$351,102	$5,593	(0.10)%
Taxable securities	736,990	7,584	2.08	790,189	10,203	2.60	(53,199)	(2,619)	(0.52)
Nontaxable securities (3)	162,192	1,905	2.37	141,224	1,733	2.47	20,968	172	(0.10)
Interest earning deposits	840,030	438	0.11	155,379	463	0.60	684,651	(25)	(0.49)
Total interest earning assets	6,185,654	110,201	3.59%	5,182,132	107,080	4.16%	1,003,522	3,121	(0.57)%
Noninterest earning assets	754,533			752,986			1,547
Total assets	$6,940,187			$5,935,118			$1,005,069

Interest Bearing Liabilities:
Certificates of deposit	$387,310	$1,040	0.54%	$520,774	$3,822	1.48%	$(133,464)	$(2,782)	(0.94)%
Savings accounts	575,942	184	0.06	455,386	303	0.13	120,556	(119)	(0.07)
Interest bearing demand and money market accounts	2,784,714	2,028	0.15	2,321,305	3,508	0.30	463,409	(1,480)	(0.15)
Total interest bearing deposits	3,747,966	3,252	0.17	3,297,465	7,633	0.47	450,501	(4,381)	(0.30)
Junior subordinated debentures	20,950	373	3.59	20,657	503	4.90	293	(130)	(1.31)
Securities sold under agreement to repurchase	41,676	73	0.35	21,474	72	0.67	20,202	1	(0.32)
FHLB advances and other borrowings	—	—	—	2,949	8	0.55	(2,949)	(8)	(0.55)
Total interest bearing liabilities	3,810,592	3,698	0.20%	3,342,545	8,216	0.49%	468,047	(4,518)	(0.29)%
Noninterest bearing demand deposits	2,169,574			1,651,737			517,837
Other noninterest bearing liabilities	128,606			134,031			(5,425)
Stockholders’ equity	831,415			806,805			24,610
Total liabilities and stockholders’ equity	$6,940,187			$5,935,118			$1,005,069
Net interest income		$106,503			$98,864			$7,639
Net interest spread			3.39%			3.67%			(0.28)%
Net interest margin			3.47%			3.84%			(0.37)%

	Six Months Ended June 30,
	2021			2020			Change
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Average interest earning assets to average interest bearing liabilities			162.33%			155.04%			7.29%
Cost of total deposits			0.11%			0.31%			(0.20)%
(1)Annualized
(2)The average loan balances presented in the table are net of allowances for loan losses. Nonaccrual loans have been included in the table as loans carrying a zero yield.
(3)Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Net interest margin decreased due primarily to a significant increase in average interest earning deposits to 13.6% of total earning assets at during the six months ended June 30, 2021 compared to 3.0% for the same period in the prior year.
The following table presents the loan yield and the impacts of SBA PPP loans and the incremental accretion on purchased loans on this financial measure for the periods presented below:

	Six Months Ended June 30,
	2021	2020
Non-GAAP reconciliation of loan yield: (1)
Loan yield (GAAP)	4.55%	4.65%
Exclude Impact on loan yield from SBA PPP loans	(0.05)	0.15
Exclude impact on loan yield from incremental accretion on purchased loans (2)	(0.09)	(0.09)
Loan yield excluding SBA PPP loans and incremental accretion on purchased loans (non-GAAP)	4.41%	4.71%
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
The impact to loan yield from recoveries of interest and fees on loans classified as nonaccrual was 12 basis points and two basis points, respectively, during the six months ended June 30, 2021 and 2020.

Provision for Credit Losses Overview
The aggregate of the provision for credit losses on loans and the provision for credit losses on unfunded commitments is presented on the Condensed Consolidated Statements of Income as the provision for credit losses. The ACL on unfunded commitments is included on the Condensed Consolidated Statements of Financial Condition within Accrued expenses and other liabilities. The methodology for determining the ACL on loans is disclosed in the Analysis of Allowance for Credit Losses on Loans section below. The methodology for determining the ACL on unfunded commitments uses loss rates calculated in the ACL on loans by segment and an estimate of the likelihood of utilization of the unfunded commitment, both applied to the outstanding balance of unfunded commitments by segment.
Comparison of quarter ended June 30, 2021 to the comparable quarter in the prior year
The following table presents the provision for credit losses for the periods indicated:

	Three Months Ended June 30,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
(Reversal of) provision for credit losses on loans	$(12,821)	$25,941	$(38,762)	(149.4)%
(Reversal of) provision for credit losses on unfunded commitments	(1,166)	2,622	(3,788)	(144.5)
(Reversal of) provision for credit losses	$(13,987)	$28,563	$(42,550)	(149.0)%

The reversal of provision for credit losses recognized during the three months ended June 30, 2021 was primarily due to improvements in the economic forecast at June 30, 2021 compared to the forecast at March 31, 2021. The provision for credit losses on loans of $25.9 million for the three months ended June 30, 2020 was due primarily to the economic forecast at that time reflecting the worsening of economic conditions stemming from the onset of the COVID-19 pandemic.
Comparison of six months ended June 30, 2021 to the comparable period in the prior year
The following table presents the provision for credit losses for the periods indicated:

	Six Months Ended June 30,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
(Reversal of) provision for credit losses on loans	$(18,956)	$35,905	$(54,861)	(152.8)%
(Reversal of) provision for credit losses on unfunded commitments	(2,230)	604	(2,834)	(469.2)
(Reversal of) provision for credit losses	$(21,186)	$36,509	$(57,695)	(158.0)%
The reversal of provision for credit losses recognized during the six months ended June 30, 2021 was primarily due to improvements in the economic forecast during the six months ended June 30, 2021 compared to the worsening of economic conditions during the six months ended June 30, 2020 stemming from the onset of the COVID-19 pandemic.

Noninterest Income Overview
Comparison of quarter ended June 30, 2021 to the comparable quarter in the prior year
The following table presents the key components of noninterest income and the change for the periods noted:

	Three Months Ended June 30,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$4,422	$3,600	$822	22.8%
Gain on sale of investment securities, net	—	409	(409)	(100.0)
Gain on sale of loans, net	1,003	1,135	(132)	(11.6)
Interest rate swap fees	209	769	(560)	(72.8)
Bank owned life insurance income	717	645	72	11.2
Other income	1,946	1,690	256	15.1
Total noninterest income	$8,297	$8,248	$49	0.6%
Noninterest income increased due primarily to an increase in service charges and other fees also due mostly to higher interchange income and increased deposit fee income, offset partially by fewer executions of interest rate swap contracts and a reduced gain on sale of investment securities due to fewer sales.
Comparison of six months ended June 30, 2021 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods noted:

	Six Months Ended June 30,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$8,422	$7,976	$446	5.6%
Gain on sale of investment securities, net	29	1,423	(1,394)	(98.0)
Gain on sale of loans, net	2,373	1,682	691	41.1
Interest rate swap fees	361	1,065	(704)	(66.1)
Bank owned life insurance income	1,373	1,530	(157)	(10.3)
Other income	3,990	4,058	(68)	(1.7)
Total noninterest income	$16,548	$17,734	$(1,186)	(6.7)%

Noninterest income decreased due primarily to reduced gain on sale of investment securities due to fewer sales and a decline in interest rate swap fees due to fewer executions of interest rate swap contracts. Offsetting these decreases was an increase in the gain on sale of loans, net due to higher origination volume and sales margin, reflecting the low interest rate environment and an increase in service charges and other fees due primarily to higher interchange income.

Noninterest Expense Overview
Comparison of quarter ended June 30, 2021 to the comparable quarter in the prior year
The following table presents the key components of noninterest expense and the change for the periods noted:

	Three Months Ended June 30,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$22,088	$21,927	$161	0.7%
Occupancy and equipment	4,091	4,335	(244)	(5.6)
Data processing	3,998	3,517	481	13.7
Marketing	892	696	196	28.2
Professional services	1,102	2,169	(1,067)	(49.2)
State/municipal business and use tax	991	905	86	9.5
Federal deposit insurance premium	339	238	101	42.4
Other real estate owned, net	—	(170)	170	(100.0)
Amortization of intangible assets	797	903	(106)	(11.7)
Other expense	2,098	2,553	(455)	(17.8)
Total noninterest expense	$36,396	$37,073	$(677)	(1.8)%
Noninterest expense decreased due primarily to a decrease in professional services expense due to costs incurred during the three months ended June 30, 2020 related to the launch of the new mobile and online commercial banking platform, "Heritage Direct". The decrease in noninterest expense was offset partially by an increase in data processing as the Bank continues to invest in technology.
Comparison of six months ended June 30, 2021 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods noted:

	Six Months Ended June 30,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$44,549	$44,433	$116	0.3%
Occupancy and equipment	8,545	8,899	(354)	(4.0)
Data processing	7,810	7,044	766	10.9
Marketing	1,561	1,562	(1)	(0.1)
Professional services	2,433	3,546	(1,113)	(31.4)
State/municipal business and use tax	1,963	1,662	301	18.1
Federal deposit insurance premium	928	238	690	289.9
Other real estate owned, net	—	(145)	145	(100.0)
Amortization of intangible assets	1,594	1,806	(212)	(11.7)
Other expense	4,255	5,288	(1,033)	(19.5)
Total noninterest expense	$73,638	$74,333	$(695)	(0.9)%
Noninterest expense decreased due primarily to lower professional services expense discussed above and secondarily due to the decrease in other expense driven primarily by a reduction of discretionary expenses, including employee business travel as a result of the Company's suspension of non-essential travel due to COVID-19. The decrease in noninterest expense was offset partially by an increase in data processing expense as the Bank continues to invest in technology and an increase in the Federal deposit insurance premium expense as the Bank used its remaining FDIC's small bank credit assessments during the six months ended June 30, 2020.

Income Tax Expense Overview
Comparison of quarter ended June 30, 2021 to the comparable quarter in the prior year
The following table presents the income tax expense (benefit) and related metrics and the change for the periods noted:

	Three Months Ended June 30,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
Income (loss) before income taxes	$40,153	$(7,075)	$47,228	667.5%
Income tax expense (benefit)	$7,451	$(936)	$8,387	896.0%
Effective income tax rate	18.6%	13.2%	5.4%	(40.9)%
Income tax expense (benefit) and the effective income tax rate both increased from the quarter ended June 30, 2020 due primarily to income before income taxes recognized during the quarter ended June 30, 2021 compared to a loss before income taxes recognized for the quarter ended June 30, 2020.
Comparison of six months ended June 30, 2021 to the comparable period in the prior year.
The following table presents the income tax expense (benefit) and related metrics and the change for the periods noted:

	Six Months Ended June 30,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
Income before income taxes	$70,599	$5,756	$64,843	1,126.5%
Income tax expense (benefit)	$12,553	$(296)	$12,849	4,340.9%
Effective income tax rate	17.8%	(5.1)%	22.9%	449.0%
Income tax expense (benefit) and the effective income tax rate both increased due primarily to higher pre-tax income and secondarily due to a provision in the CARES Act, which permitted the Company to recognize a $1.0 million benefit from net operating losses related to prior acquisitions during the six months ended June 30, 2020.

Consolidated Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition from December 31, 2020 to June 30, 2021:

	June 30, 2021	December 31, 2020	Change	Percentage Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$1,264,933	$743,322	$521,611	70.2%
Investment securities available for sale, at fair value, net	1,049,524	802,163	247,361	30.8
Loans held for sale	2,739	4,932	(2,193)	(44.5)
Loans receivable, net	4,155,968	4,398,462	(242,494)	(5.5)
Other real estate owned	—	—	—	—
Premises and equipment, net	82,835	85,452	(2,617)	(3.1)
Federal Home Loan Bank stock, at cost	7,933	6,661	1,272	19.1
Bank owned life insurance	108,988	107,580	1,408	1.3
Accrued interest receivable	17,113	19,418	(2,305)	(11.9)
Prepaid expenses and other assets	163,206	193,301	(30,095)	(15.6)
Other intangible assets, net	11,494	13,088	(1,594)	(12.2)
Goodwill	240,939	240,939	—	—
Total assets	$7,105,672	$6,615,318	$490,354	7.4%

	June 30, 2021	December 31, 2020	Change	Percentage Change
	(Dollars in thousands)
Liabilities
Deposits	$6,061,706	$5,597,990	$463,716	8.3%
Junior subordinated debentures	21,034	20,887	147	0.7
Securities sold under agreement to repurchase	46,429	35,683	10,746	30.1
Accrued expenses and other liabilities	120,519	140,319	(19,800)	(14.1)
Total liabilities	6,249,688	5,794,879	454,809	7.8
Stockholders' equity
Common stock	572,060	571,021	1,039	0.2
Retained earnings	267,863	224,400	43,463	19.4
Accumulated other comprehensive income, net	16,061	25,018	(8,957)	(35.8)
Total stockholders' equity	855,984	820,439	35,545	4.3
Total liabilities and stockholders' equity	$7,105,672	$6,615,318	$490,354	7.4%
Total assets increased due primarily to increased cash and cash equivalents and investment securities available for sale primarily as a result of purchases of $388.6 million, reflecting in each case the significant increase in total deposits. The increase in total assets was offset partially by a decrease in loan receivable, net, which is discussed in more detail in the "Lending Activities Overview" section below, and a decrease in prepaid expenses and other assets due primarily to the return of the New Market Tax Credit equity method investment.
Total liabilities and stockholder's equity increased due primarily to an increase in deposits, which is discussed in more detail in the "Deposit Activities Overview" section below and net income.

Lending Activities Overview
Changes by loan type
The Bank is a full-service commercial bank which originates a wide variety of loans with a focus on commercial business loans. Loans receivable decreased $261.1 million compared to December 31, 2020 due primarily to a decrease in SBA PPP loans as a result of forgiveness payments received from the SBA in excess of originations, a decrease in demand for commercial and industrial loans and a decrease in consumer loans primarily from continued runoff of the indirect auto loan portfolio following the cessation of this business line during the three months ended March 31, 2020.
The following table provides a comparison of the changes in the Company's loan portfolio by type of loan from December 31, 2020 to June 30, 2021:

	June 30, 2021		December 31, 2020
	Balance (1)	% of Total (2)	Balance (1)	% of Total (2)	Change	Percentage Change
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$651,915	15.5%	$733,098	16.4%	$(81,183)	(11.1)%
SBA PPP	544,250	12.9	715,121	16.0	(170,871)	(23.9)
Owner-occupied CRE	865,662	20.6	856,684	19.2	8,978	1.0
Non-owner occupied CRE	1,425,238	33.8	1,410,303	31.5	14,935	1.1
Total commercial business	3,487,065	82.8	3,715,206	83.1	(228,141)	(6.1)
Residential real estate (3)	120,148	2.9	122,756	2.7	(2,608)	(2.1)
Real estate construction and land development:
Residential	88,601	2.1	78,259	1.8	10,342	13.2
Commercial and multifamily	239,979	5.7	227,454	5.1	12,525	5.5
Total real estate construction and land development	328,580	7.8	305,713	6.9	22,867	7.5
Consumer	271,737	6.5	324,972	7.3	(53,235)	(16.4)
Total	$4,207,530	100.0%	$4,468,647	100.0%	$(261,117)	(5.8)%
(1) Balances do not include unfunded loan commitments.
(2) Percent of loans receivable.
(3) Excludes loans held for sale of $2.7 million and $4.9 million at June 30, 2021 and December 31, 2020, respectively.

COVID Modifications
The Company continues to accommodate a variety of loan modifications under the CARES Act, CA Act and related regulatory guidance as a direct result of COVID-19 pandemic issues impacting these borrowers. At June 30, 2021, approximately 57 loans totaling $40.9 million were in payment deferral modification status compared to 177 loans totaling $92.5 million at December 31, 2020. The top three customer relationships in payment deferral modification status at June 30, 2021 represented $31.7 million, or 77.5% of all loans in payment deferral modification status. These three customer relationships are related to the travel and accommodations industry and will be in payment deferral modification status until December 31, 2021.
SBA Paycheck Protection Program
The Company has supported its community and customers during the COVID-19 pandemic through its participation in the SBA's PPP. The Company has identified its SBA PPP loans separately in two tranches based on the date of origination with the first tranche comprised of the SBA PPP loans originated in accordance with the CARES Act ("PPP1") and the second tranche comprised of SBA PPP loans originated under the SBA's PPP in accordance with the CA Act ("PPP2"). PPP1 and PPP2 ended on August 8, 2020 and May 31, 2021, respectively.
The Bank earns 1% interest on these loans as well as a fee from the SBA to cover processing costs, which is amortized over the life of the loan. The Bank began processing loan forgiveness applications and receiving SBA PPP forgiveness payments during the three months ended December 31, 2020.
The following are key statistics from inception of the SBA's PPP through June 30, 2021:

	As of June 30, 2021
	PPP1	PPP2	Total PPP
	(Dollars in thousands)
Total number of funded loans	4,642	2,542	7,184
Total amount funded	$897,353	$380,014	$1,277,367
Average funded loan size	$193	$149	$178
Total net fees deferred at funding	$28,805	$16,041	$44,846
The following table summarizes key statistics of the SBA PPP loans as of and for the period indicated:

	As of or for the Three Months Ended
	June 30, 2021
	PPP1	PPP2	Total PPP
	(In thousands)
Net deferred fees recognized during the period	$6,353	$1,674	$8,027
Net deferred fees unrecognized as of period end	2,555	13,810	16,365
Principal payments received during the period, including forgiveness payments from the SBA	357,257	18,392	375,649
Amortized cost as of period end	196,437	347,813	544,250

Nonperforming Assets and Credit Quality Metrics
The following table provides information about our nonaccrual loans, other real estate owned and performing TDR loans for the dates indicated:

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$34,209	$56,786
Residential real estate	60	184
Real estate construction and land development	1,014	1,022
Consumer	58	100
Total nonaccrual loans	35,341	58,092
Other real estate owned	—	—
Total nonperforming assets	$35,341	$58,092

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
ACL on loans	$51,562	$70,185
Nonperforming loans to loans receivable	0.84%	1.30%
ACL on loans to nonperforming loans	145.90	120.82
Nonperforming assets to total assets	0.50	0.88

Performing TDR loans:
Commercial business	$53,746	$49,403
Residential real estate	364	188
Real estate construction and land development	—	1,926
Consumer	1,281	1,355
Total performing TDR loans	$55,391	$52,872

Accruing loans past due 90 days or more	$286	$—
Potential problem loans (1)	$148,823	$182,342
(1) Potential problem loans are risk rated SM or worse that are not classified as a performing TDR or nonaccrual loan and are not individually evaluated for credit loss, but which management is closely monitoring because the financial information of the borrower causes concern as to their ability to meet their loan repayment terms.
Nonaccrual Loans
Nonaccrual loans decreased $22.8 million to 0.84% of loans receivable and 0.50% of total assets at June 30, 2021 from 1.30% of loans receivable and 0.88% of total assets at December 31, 2020. The following table reflects the changes in nonaccrual loans during the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(In thousands)
Nonaccrual loans
Balance, beginning of period	$58,092	$44,525
Additions to nonaccrual loan classification	869	3,827
Net principal payments and transfers to accruing status	(5,212)	(3,395)
Payoffs	(18,406)	(10,404)
Charge-offs	(2)	(655)
Transfer to OREO	—	(270)
Balance, end of period	$35,341	$33,628
The decrease in nonaccrual loans during the six months ended June 30, 2021 was due primarily to payoffs, including a payoff of an agricultural business relationship of $10.7 million which was initially classified as nonaccrual during the three months ended September 30, 2019. The Company also recovered $1.5 million of interest and fees on loans related to this payoff.

Analysis of Allowance for Credit Losses on Loans
We adopted CECL on January 1, 2020. Under this methodology, certain nonaccrual loans and certain performing TDR loans are not considered to have similar risk characteristics as other loans; therefore, they are evaluated for credit loss on an individual basis. The allowance for individually evaluated loans is calculated using either the collateral value method, which considers the likely source of repayment as the value of the collateral, less estimated costs to sell if applicable, or the net present value method, which considers the contractual principal and interest terms and estimated cash flows available from the borrower to satisfy the debt.
The remaining loans not individually evaluated are disaggregated based on similar risk characteristics into segments and collectively evaluated for ACL using baseline loss rates that are calculated using the Bank's average quarterly historical loss information for those segments. The baseline loss rates are applied to each loan's estimated cash flows over the life of the loan under the remaining life method, including prepayment estimates, to determine the baseline loss estimate for each loan. The CECL methodology also includes consideration of the forecasted direction of the economic and business environment and its likely impact to the estimated allowance as compared to the historical losses over the reasonable and supportable time frame. The impact of those macroeconomic factors to each segment, positive or negative, using the reasonable and supportable period, are added to the calculated baseline loss rate and are used to establish a macroeconomic allowance. After the reasonable and supportable period, the estimated credit losses revert back to historical baseline loss levels under a reversion period on a straight-lined, input reversion basis. Management can also consider other qualitative factors to adjust the ACL on loans if internal or external conditions suggest changes to the modeled ACL on loans are appropriate.
The following table provides information regarding changes in the ACL on loans at and for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
ACL on loans at the beginning of the period	$64,225	$47,540	$70,185	$36,171
Impact of CECL Adoption	—	—	—	1,822
Adjusted ACL on loans, beginning of period	64,225	47,540	70,185	37,993
Charge-offs:
Commercial business	(13)	(1,824)	(14)	(3,046)
Real estate construction and land development	—	—	(1)	—
Consumer	(120)	(431)	(305)	(806)
Total charge-offs	(133)	(2,255)	(320)	(3,852)
Recoveries:
Commercial business	143	71	350	1,140
Residential real estate	—	—	—	3
Real estate construction and land development	4	7	20	21
Consumer	144	197	283	291
Total recoveries	291	275	653	1,455
Net recoveries (charge-offs)	158	(1,980)	333	(2,397)
(Reversal of) provision for credit losses on loans	(12,821)	25,941	(18,956)	35,905
ACL on loans at the end of period	$51,562	$71,501	$51,562	$71,501
Net recoveries (charge-offs) on loans to average loans receivable, net (1)	0.01%	(0.18)%	0.02%	(0.12)%

Loans receivable at the end of the period (2)	$4,207,530	$4,666,333	$4,207,530	$4,666,333
Average loans receivable, net during the period	4,402,868	4,442,108	4,446,442	4,095,340
(1) Annualized.
(2) Excludes loans held for sale.
The ACL on loans decreased $18.6 million, or 26.5%, to $51.6 million, or 1.23% of loans receivable, at June 30, 2021 from $70.2 million, or 1.57% of loans receivable, at December 31, 2020. The decrease in the ACL on loans was due primarily to a reversal of provision for credit losses on loans of $19.0 million recorded during the six months ended June 30, 2021 following improvements in the economic forecast used in the CECL model at June 30, 2021 as compared to the forecast at December 31, 2020. The ACL on loans does not include a reserve for SBA PPP loans as these loans are fully guaranteed by the SBA. The ACL on loans receivable, excluding SBA PPP loans was 1.41% and 1.87% at June 30, 2021 and December 31, 2020, respectively. See "Reconciliations of Non-GAAP Measures" for the calculation of the ACL on loans receivable, excluding SBA PPP.

Deposits and Other Borrowings Overview
The following table summarizes the Company's deposits at the dates indicated:

	June 30, 2021		December 31, 2020
	Balance	% of Total	Balance	% of Total	Change	Percentage Change
	(Dollars in thousands)
Noninterest demand deposits	$2,256,341	37.2%	$1,980,531	35.4%	$275,810	13.9%
Interest bearing demand deposits	1,807,033	29.8	1,716,123	30.7	90,910	5.3
Money market accounts	1,030,164	17.0	962,983	17.2	67,181	7.0
Savings accounts	593,269	9.8	538,819	9.6	54,450	10.1
Total non-maturity deposits	5,686,807	93.8	5,198,456	92.9	488,351	9.4

Certificates of deposit	374,899	6.2	399,534	7.1	(24,635)	(6.2)
Total deposits	$6,061,706	100.0%	$5,597,990	100.0%	$463,716	8.3%
The increase in deposits is primarily due to proceeds from SBA PPP loans originated during the six months ended June 30, 2021 which were deposited directly into the customers' deposit accounts.
The Bank also utilizes securities sold under agreement to repurchase, which are secured by available for sale investment securities, as a supplement to its funding sources. As of June 30, 2021 and December 31, 2020, only three customers utilized this product with total balances of $46.4 million and $35.7 million, respectively.
In addition to deposits and securities sold under agreement to repurchase, borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets.
The Company has junior subordinated debentures with a par value of $25.0 million which pay quarterly interest based on the three-month LIBOR plus 1.56% and mature in 2037. The balance of the junior subordinated debentures was $21.0 million at June 30, 2021, which reflects the fair value of the junior subordinated debentures established as part of the merger with Washington Banking Company on May 1, 2014, adjusted for the accretion of discount from purchase accounting fair value adjustment.
Additionally, the Bank maintained credit facilities with the FHLB for $1.01 billion and credit facilities with the Federal Reserve Bank for $49.5 million at June 30, 2021. There were no FHLB or Federal Reserve Bank advances outstanding under either facility at June 30, 2021 and these credit facilities were not utilized during the six months ended June 30, 2021. The average balance of FHLB advances was $2.9 million during the six months ended June 30, 2020. The credit facility with the Federal Reserve Bank was not utilized during the six months ended June 30, 2020.
The Bank also maintains lines of credit with five correspondent banks to purchase federal funds totaling $215.0 million as of June 30, 2021. These lines of credit were not utilized during both the six months ended June 30, 2021 and 2020.
The Bank was approved to utilize the PPPLF with the Federal Reserve Bank for $560.6 million, which is the principal balance of SBA PPP loans outstanding at June 30, 2021. We did not utilize the PPPLF during both the six months ended June 30, 2021 and 2020. On June 25, 2021, the Federal Reserve announced it will extend the PPPLF for a final time by an additional month to July 30, 2021.

Liquidity and Cash Flows
Our primary sources of funds are customer and local government deposits, loan principal and interest payments, loan sales and payments of interest earned on and proceeds from sales, and maturities of investment securities. These funds, together with retained earnings, equity and other borrowed funds, are used to make loans, acquire investment securities and other assets, and fund continuing operations. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition.
Heritage Bank: The principal objective of the Bank’s liquidity management program is to maintain the ability to meet day-to-day cash flow requirements of its customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. The Bank monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and the repayment and maturities of loans and investment securities, the Bank can utilize established credit facilities and lines of credit totaling $1.84 billion as discussed in the Deposits and Other Borrowings Overview section above or may initiate the sale of investment securities.
Heritage Financial Corporation: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations. At June 30, 2021, the Company (on an unconsolidated basis) had cash and cash equivalents of $9.0 million.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, satisfy other financial commitments and fund operations. We generally maintain sufficient cash and investments to meet short-term liquidity needs. At June 30, 2021, cash and cash equivalents totaled $1.26 billion, or 17.8% of total assets. Investment securities available for sale totaled $1.05 billion, of which $222.7 million were pledged to secure public deposits, borrowing arrangements or securities sold under agreement to repurchase. Management considers unpledged investment securities available for sale to be another source of liquidity. The fair value of investment securities available for sale that were unpledged totaled $826.8 million, or 11.6% of total assets, at June 30, 2021. The fair value of investment securities available for sale with maturities of one year or less totaled $34.0 million, or 0.5% of total assets, at June 30, 2021.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $29.8 million for the six months ended June 30, 2021, and primarily consisted of net income of $58.0 million, offset partially by non-cash adjustments, including reversal of provision for credit losses of $21.2 million and depreciation, amortization, and accretion of $13.9 million. During the six months ended June 30, 2021, net cash provided by investing activities was $32.5 million, which consisted primarily of net loan payments of $295.6 million (including SBA PPP loan principal reduction of $549.9 million compared to SBA PPP originations of $380.0 million) and net cash activity in investment securities available for sale of $260.7 million (including $388.6 million of purchases). Net cash provided by financing activities was $459.3 million for the six months ended June 30, 2021 and primarily consisted of a net increase in deposits of $463.7 million as discussed above.

Stockholders' Equity and Regulatory Capital Requirements Overview
The Company’s stockholders' equity to assets ratio was 12.0% and 12.4% at June 30, 2021 and December 31, 2020, respectively. The following table reflects the changes to stockholders' equity during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Balance, beginning of period	$827,151	$798,438	$820,439	$809,311
Cumulative effect from change in accounting policy(1)	—	—	—	(5,615)
Net income (loss)	32,702	(6,139)	58,046	6,052
Dividends declared	(7,325)	(7,226)	(14,583)	(14,569)
Other comprehensive (loss) income, net of tax	2,600	7,689	(8,957)	15,603
Repurchase of common stock	(70)	(38)	(757)	(19,098)
Other	926	928	1,796	1,968
Balance, end of period	$855,984	$793,652	$855,984	$793,652
(1) Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses.
No shares were repurchased under the Company's stock repurchase plans during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company repurchased the remaining 639,922 shares available under the eleventh stock repurchase plan at a weighted average price per share of $23.95 and repurchased 155,778 shares under the twelfth stock repurchase plan at a weighted average share price of $20.34, totaling 795,700 shares repurchased under both plans at a weighted average share price of $23.25. In addition to the stock repurchases under a plan, the Company repurchased shares to pay withholding taxes on the vesting of restricted stock awards and units.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On July 21, 2021, the Company’s Board of Directors declared a regular quarterly dividend of $0.20 per common share which is payable on August 18, 2021 to shareholders of record on August 4, 2021.
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Condensed Consolidated Financial Statements. Management believes that as of June 30, 2021, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of June 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories. The following table represents the minimum required ratios of the Company and the Bank and the actual capital ratios at the periods indicated:

	Minimum Requirements		Well-Capitalized Requirements		Actual
	(Dollars in thousands)
As of June 30, 2021:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$198,052	4.5%	N/A	N/A	$596,527	13.6%
Tier 1 leverage capital to average assets	272,704	4.0	N/A	N/A	617,561	9.1
Tier 1 capital to risk-weighted assets	264,070	6.0	N/A	N/A	617,561	14.0
Total capital to risk-weighted assets	352,093	8.0	N/A	N/A	662,956	15.1

	Minimum Requirements		Well-Capitalized Requirements		Actual
	(Dollars in thousands)
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	197,783	4.5	$285,686	6.5%	604,545	13.8
Tier 1 leverage capital to average assets	272,470	4.0	340,588	5.0	604,545	8.9
Tier 1 capital to risk-weighted assets	263,711	6.0	351,614	8.0	604,545	13.8
Total capital to risk-weighted assets	351,614	8.0	439,518	10.0	649,940	14.8
As of December 31, 2020:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$203,314	4.5%	N/A	N/A	$555,644	12.3%
Tier 1 leverage capital to average assets	256,216	4.0	N/A	N/A	576,531	9.0
Tier 1 capital to risk-weighted assets	271,086	6.0	N/A	N/A	576,531	12.8
Total capital to risk-weighted assets	361,448	8.0	N/A	N/A	633,061	14.0
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	203,112	4.5	$293,383	6.5%	563,630	12.5
Tier 1 leverage capital to average assets	256,051	4.0	320,064	5.0	563,630	8.8
Tier 1 capital to risk-weighted assets	270,815	6.0	361,087	8.0	563,630	12.5
Total capital to risk-weighted assets	361,087	8.0	451,359	10.0	620,124	13.7
As of both June 30, 2021 and December 31, 2020, the capital measures reflect the revised CECL capital transition provisions adopted by the Federal Reserve and the FDIC that allow the Bank the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period.
Under applicable capital requirements both the Company and the Bank are required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. At June 30, 2021, the capital conservation buffer was 7.1% and 6.8% for the Company and the Bank, respectively.

Reconciliations of Non-GAAP Measures
This Form 10-Q contains certain financial measures not presented in accordance with GAAP in addition to financial measures presented in accordance with GAAP. The Company has presented these non-GAAP financial measures in this Form 10-Q because it believes that they provide useful and comparative information to assess trends in the Company’s performance and asset quality reflected in the current quarter and comparable period results and facilitate comparison of its performance with the performance of its peers. These non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. They should not be considered in isolation or as a substitute for financial measures presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures reported by other companies. Reconciliations of the GAAP and non-GAAP financial measures are presented below.
The Company believes presenting loan yield, excluding the effect of discount accretion on purchased loans, is useful in assessing the impact of acquisition accounting on loan yield as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off our balance sheet. Similarly, presenting loan yield, excluding the effect of SBA PPP loans, is useful in assessing the impact of these special program loans that are anticipated to substantially decrease upon forgiveness by the SBA within a short time frame.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans, annualized:
Interest and fees on loans (GAAP)	$50,750	$48,404	$100,274	$94,681
Exclude SBA PPP loan interest and fees	(10,003)	(4,923)	(19,139)	(4,923)
Exclude incremental accretion on purchased loans	(495)	(696)	(1,570)	(1,708)
Adjusted interest and fees on loans (non-GAAP)	$40,252	$42,785	$79,565	$88,050

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)

Average loans receivable, net (GAAP)	$4,402,868	$4,442,108	$4,446,442	$4,095,340
Exclude average SBA PPP loans	(777,156)	(667,390)	(804,500)	(333,695)
Adjusted average loans receivable, net (non-GAAP)	$3,625,712	$3,774,718	$3,641,942	$3,761,645

Loan yield, annualized (GAAP)	4.62%	4.38%	4.55%	4.65%
Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans, annualized (non-GAAP)	4.45%	4.56%	4.41%	4.71%

The Company considers presenting the ratio of ACL on loans to loans receivable, excluding SBA PPP loans, to be a useful measurement in evaluating the adequacy of the Company's ACL on loans as the balance of SBA PPP loans is significant to the loan portfolio, and since SBA PPP loans are guaranteed by the SBA, the Company has not provided an ACL on loans for SBA PPP loans.

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
ACL on loans to loans receivable, excluding SBA PPP loans:
Allowance for credit losses on loans (GAAP)	$51,562	$70,185

Loans receivable (GAAP)	$4,207,530	$4,468,647
Exclude SBA PPP loans	544,250	715,121
Loans receivable, excluding SBA PPP (non-GAAP)	$3,663,280	$3,753,526

ACL on loans to loans receivable (GAAP)	1.23%	1.57%
ACL on loans to loans receivable, excluding SBA PPP loans (non-GAAP)	1.41%	1.87%

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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2021 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Repurchase Plans
The following table provides information about repurchases of common stock by the Company during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2021— April 30, 2021	—	$—	8,981,801	1,643,276
May 1, 2021— May 31, 2021	444	28.42	8,981,801	1,643,276
June 1, 2021— June 30, 2021	2,113	27.27	8,981,801	1,643,276
Total	2,557	$27.47
(1)Of the common shares repurchased by the Company between April 1, 2021 and June 30, 2021, all of the shares represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units.
(2)On March 12, 2020 the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares, under the twelfth stock repurchase plan.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable
ITEM 5.    OTHER INFORMATION
None
ITEM 6.     EXHIBITS

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
10.29*	Addendum to Employment Agreement - Bryan D. McDonald	8-K	10.1	07/06/2021

10.34*	Form of Split Dollar Agreement, dated May 3, 2021, by and between Heritage and Tony Chalfant	10-Q	10.34	05/05/2021

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
*Indicates management contract or compensatory plan or arrangement.
(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date:
August 5, 2021	/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer

Date:
August 5, 2021	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer