Form 10-Q
period 2021-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2021-11-08
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021 or

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
As of October 29, 2021, there were 35,166,599 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2021

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

CMO	Collateralized Mortgage Obligation
Company	Heritage Financial Corporation
COVID Modifications	Loans with modifications made in compliance with the CARES Act, as amended, and related regulatory guidance
COVID-19 Pandemic	Coronavirus Disease of 2019 pandemic
CRE	Commercial real estate
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
Federal Reserve Bank	Federal Reserve Bank of San Francisco
FHLB	Federal Home Loan Bank of Des Moines
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offering Rate
MBS	Mortgage-backed security
PPP	Paycheck Protection Program
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SM	Special Mention
SS	Substandard
TDR	Troubled debt restructured

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
The COVID-19 pandemic is adversely affecting us, our customers, counterparties, employees, and third-party service providers, and the ultimate extent of the impacts on our business, financial position, results of operations, liquidity, and prospects is uncertain. Deterioration in general business and economic conditions, including increases in unemployment rates, or turbulence in domestic or global financial markets could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and increase stock price volatility. In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to the COVID-19 pandemic, could affect us in substantial and unpredictable ways. Other factors that could cause or contribute to such differences include, but are not limited to:
•the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our ACL on loans and provision for credit losses on loans that may be affected by deterioration in the housing and CRE markets, which may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our ACL on loans no longer being adequate to cover actual losses, and require us to increase our ACL on loans;
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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(In thousands, except shares)

	September 30, 2021	December 31, 2020
ASSETS
Cash on hand and in banks	$86,954	$91,918
Interest earning deposits	1,547,785	651,404
Cash and cash equivalents	1,634,739	743,322
Investment securities available for sale, at fair value, net (amortized cost of $744,336 and $770,195, respectively)	761,526	802,163
Investment securities held to maturity, at amortized cost, net (fair value of $307,330 and $0, respectively)	311,074	—
Total investment securities	1,072,600	802,163
Loans held for sale	2,636	4,932
Loans receivable	3,953,884	4,468,647
Allowance for credit losses on loans	(48,317)	(70,185)
Loans receivable, net	3,905,567	4,398,462
Other real estate owned	—	—
Premises and equipment, net	79,958	85,452
Federal Home Loan Bank stock, at cost	7,933	6,661
Bank owned life insurance	109,634	107,580
Accrued interest receivable	14,802	19,418
Prepaid expenses and other assets	179,494	193,301
Other intangible assets, net	10,736	13,088
Goodwill	240,939	240,939
Total assets	$7,259,038	$6,615,318
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$6,215,558	$5,597,990
Junior subordinated debentures	21,107	20,887
Securities sold under agreement to repurchase	44,096	35,683
Accrued expenses and other liabilities	129,873	140,319
Total liabilities	6,410,634	5,794,879
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 35,166,599 and 35,912,243 shares issued and outstanding, respectively	552,385	571,021
Retained earnings	281,285	224,400
Accumulated other comprehensive income, net	14,734	25,018
Total stockholders’ equity	848,404	820,439
Total liabilities and stockholders’ equity	$7,259,038	$6,615,318

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts and shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
INTEREST INCOME:
Interest and fees on loans	$46,863	$47,647	$147,137	$142,328
Taxable interest on investment securities	4,711	3,865	12,295	14,068
Nontaxable interest on investment securities	931	953	2,836	2,686
Interest on interest earning deposits	537	98	975	561
Total interest income	53,042	52,563	163,243	159,643
INTEREST EXPENSE:
Deposits	1,444	2,639	4,696	10,272
Junior subordinated debentures	184	196	557	699
Other borrowings	36	50	109	130
Total interest expense	1,664	2,885	5,362	11,101
Net interest income	51,378	49,678	157,881	148,542
(Reversal of) provision for credit losses	(3,149)	2,730	(24,335)	39,239
Net interest income after (reversal of) provision for credit losses	54,527	46,948	182,216	109,303
NONINTEREST INCOME:
Service charges and other fees	4,566	4,039	12,988	12,015
Gain on sale of investment securities, net	—	40	29	1,463
Gain on sale of loans, net	765	1,443	3,138	3,125
Interest rate swap fees	126	396	487	1,461
Bank owned life insurance income	647	909	2,020	2,439
Other income	2,124	1,383	6,114	5,441
Total noninterest income	8,228	8,210	24,776	25,944
NONINTEREST EXPENSE:
Compensation and employee benefits	22,176	21,416	66,725	65,849
Occupancy and equipment	4,373	4,348	12,918	13,247
Data processing	4,029	3,691	11,839	10,735
Marketing	775	755	2,336	2,317
Professional services	816	1,086	3,249	4,632
State/municipal business and use taxes	1,071	964	3,034	2,626
Federal deposit insurance premium	550	848	1,478	1,086
Other real estate owned, net	—	—	—	(145)
Amortization of intangible assets	758	860	2,352	2,666
Other expense	2,618	2,077	6,873	7,365
Total noninterest expense	37,166	36,045	110,804	110,378
Income before income taxes	25,589	19,113	96,188	24,869
Income tax expense	4,997	2,477	17,550	2,181
Net income	$20,592	$16,636	$78,638	$22,688
Basic earnings per share	$0.58	$0.46	$2.19	$0.63
Diluted earnings per share	$0.58	$0.46	$2.18	$0.63
Dividends declared per share	$0.20	$0.20	$0.60	$0.60
Average number of basic shares outstanding	35,644,192	35,908,845	35,854,258	36,049,369
Average number of diluted shares outstanding	35,929,518	35,988,734	36,152,052	36,193,615

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$20,592	$16,636	$78,638	$22,688
Change in fair value of investment securities available for sale, net of tax of $(362), $(206), $(2,844) and $4,437, respectively	(1,305)	(741)	(10,239)	15,975
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $0, $(8), $(6) and $(318), respectively	—	(32)	(23)	(1,145)
Amortization of net unrealized gain for the reclassification of investment securities available for sale to held to maturity, net of tax of $(6), $0, $(6) and $0, respectively	(22)	—	(22)	—
Other comprehensive (loss) income	(1,327)	(773)	(10,284)	14,830
Comprehensive income	$19,265	$15,863	$68,354	$37,518

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30, 2021
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
Balance at June 30, 2021	36,006	$572,060	$267,863	$16,061	$855,984
Restricted stock units vested	2	—	—	—	—
Stock-based compensation expense	—	966	—	—	966
Common stock repurchased	(841)	(20,641)	—	—	(20,641)
Net income	—	—	20,592		20,592
Other comprehensive loss, net of tax	—	—	—	(1,327)	(1,327)
Cash dividends declared on common stock ($0.20 per share)	—	—	(7,170)	—	(7,170)
Balance at September 30, 2021	35,167	$552,385	$281,285	$14,734	$848,404

	Nine Months Ended September 30, 2021
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
Balance at December 31, 2020	35,912	$571,021	$224,400	$25,018	$820,439
Restricted stock units vested	122	—	—	—	—
Stock-based compensation expense	—	2,762	—	—	2,762
Common stock repurchased	(867)	(21,398)	—	—	(21,398)
Net income	—	—	78,638	—	78,638
Other comprehensive loss, net of tax	—	—	—	(10,284)	(10,284)
Cash dividends declared on common stock ($0.60 per share)	—	—	(21,753)	—	(21,753)
Balance at September 30, 2021	35,167	$552,385	$281,285	$14,734	$848,404

	Three Months Ended September 30, 2020
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income (loss), net	Total stockholders’ equity
Balance at June 30, 2020	35,909	$569,329	$198,342	$25,981	$793,652
Restricted stock units vested	2	—	—	—	—
Stock-based compensation expense	—	848	—	—	848
Common stock repurchased	(1)	(7)	—	—	(7)
Net income	—	—	16,636		16,636
Other comprehensive loss, net of tax	—	—	—	(773)	(773)
Cash dividends declared on common stock ($0.20 per share)	—	—	(7,227)	—	(7,227)
Balance at September 30, 2020	35,910	$570,170	$207,751	$25,208	$803,129

	Nine Months Ended September 30, 2020
	Number of common shares	Common stock	Retained earnings	Accumulated other comprehensive income, net	Total stockholders’ equity
Balance at December 31, 2019	36,619	$586,459	$212,474	$10,378	$809,311
Cumulative effect from change in accounting policy (1)	—	—	(5,615)	—	(5,615)
Restricted stock units vested	108	—	—	—	—
Exercise of stock options	8	122	—	—	122
Stock-based compensation expense	—	2,694	—	—	2,694
Common stock repurchased	(825)	(19,105)	—	—	(19,105)
Net income	—	—	22,688	—	22,688
Other comprehensive income, net of tax	—	—	—	14,830	14,830
Cash dividends declared on common stock ($0.60 per share)	—	—	(21,796)	—	(21,796)
Balance at September 30, 2020	35,910	$570,170	$207,751	$25,208	$803,129
(1) Effective January 1, 2020, Company adopted ASU 2016-13, Financial Instruments - Credit Losses.

See accompanying Notes to Condensed Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$78,638	$22,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(18,356)	(5,926)
(Reversal of) provision for credit losses	(24,335)	39,239
Net change in accrued interest receivable, prepaid expenses and other assets, and accrued expenses and other liabilities	11,043	(12,298)
Stock-based compensation expense	2,762	2,694
Amortization of intangible assets	2,352	2,666
Origination of mortgage loans held for sale	(74,325)	(93,422)
Proceeds from sale of mortgage loans held for sale	79,759	93,830
Bank owned life insurance income	(2,020)	(2,439)
Valuation adjustment on interest rate swaps	(296)	—
Gain on sale of other real estate owned, net	—	(179)
Gain on sale of mortgage loans held for sale, net	(3,138)	(3,125)
Gain on sale of investment securities available for sale, net	(29)	(1,463)
Gain on sale of assets held for sale	(1,691)	(9)
Impairment of assets held for sale	38	—
Impairment of right of use asset	160	102
Loss (gain) on sale or write-off of premises and equipment, net	91	(25)
Net cash provided by operating activities	50,653	42,333
Cash flows from investing activities:
Loan repayments (originations), net	555,784	(890,667)
Maturities and repayments of investment securities available for sale	200,242	207,955
Maturities and repayments of investment securities held to maturity	423	—
Purchase of investment securities available for sale	(421,566)	(117,456)
Purchase of investment securities held to maturity	(66,821)	—
Proceeds from sales of investment securities available for sale	1,248	44,970
Purchase of premises and equipment	(2,148)	(6,136)
Proceeds from sales of other real estate owned	—	1,290
Proceeds from sales of assets held for sale	5,642	394
Proceeds from redemption of Federal Home Loan Bank stock	—	2,560
Purchases of Federal Home Loan Bank stock	(1,272)	(2,844)
Proceeds from sales of premises and equipment	12	53
Purchases of bank owned life insurance	(104)	(3,580)
Proceeds from bank owned life insurance death benefit	—	1,324
Cash received from return of New Market Tax Credit equity method investment	9,642	—
Capital contributions to low-income housing tax credit partnerships	(23,349)	(7,109)
Net cash provided (used) by investing activities	257,733	(769,246)
Cash flows from financing activities:
Net increase in deposits	617,568	1,106,372
Federal Home Loan Bank advances	10	19,000
Repayment of Federal Home Loan Bank advances	(10)	(19,000)
Common stock cash dividends paid	(21,552)	(21,676)
Net increase in securities sold under agreement to repurchase	8,413	8,874

	Nine Months Ended September 30,
	2021	2020
Proceeds from exercise of stock options	—	122
Repurchase of common stock	(21,398)	(19,105)
Net cash provided by financing activities	583,031	1,074,587
Net increase in cash and cash equivalents	891,417	347,674
Cash and cash equivalents at beginning of period	743,322	228,568
Cash and cash equivalents at end of period	$1,634,739	$576,242

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,162	$10,972
Cash paid for income taxes, net of refunds	10,944	8,279

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$—	$270
Transfer of investment securities available for sale to held to maturity	244,778	—
Loans received from return of New Market Tax Credit equity method investment	15,596	—
Transfers of properties classified as held for sale to prepaid expenses and other assets from premises and equipment, net	3,556	—
Investment in low-income housing tax credit partnership and related funding commitment	17,458	10,237
Cumulative effect from change in accounting policy (1)	—	7,175
Right of use assets obtained in exchange for new operating lease liabilities	12,134	273
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
The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, Heritage Bank. The Bank is headquartered in Olympia, Washington and conducts business from its 53 branch offices as of September 30, 2021 located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small and medium-sized businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas. The Bank's deposits are insured by the FDIC.
The Company consolidated four branches during October 2021 to create a more efficient branch footprint. This consolidation reduced the number of branches from 53 to 49. The Company integrated these locations into other branches within its network.

(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is recommended that these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2020 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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

(c) Significant Accounting Policies
The significant accounting policies used in preparation of the Condensed Consolidated Financial Statements are disclosed in greater detail in the 2020 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies from those contained in the 2020 Annual Form 10-K during the nine months ended September 30, 2021 except for accounting policies related to investment securities and the ACL on investment securities held to maturity as follows:
Investment Securities
Investment securities for which the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. Investment securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in income. Investment securities not classified as held to maturity or trading are classified as available for sale and are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of other comprehensive income. The Bank determines the appropriate classification of investment securities at the time of purchase and reassesses the classification at each reporting date. When the Company acquires another entity, all investment securities are recorded at fair value and classified as available for sale at the acquisition date.
Realized gains and losses on sales of investment securities are recorded on the trade date in gain on sale of investment securities, net on the Consolidated Statements of Income and determined using the specific identification method. Premiums and discounts on investment securities available for sale and held to maturity are amortized or accreted into income using the interest method. The objective of the interest method is to calculate periodic interest income at a constant effective yield. An investment security available for sale or held to maturity is placed on nonaccrual status at the time any principal or payments become more than 90 days delinquent and classified as past due after 30 days of nonpayment. Interest accrued, but not received for an investment security classified as nonaccrual is reversed against interest income during the period that the investment security is placed on nonaccrual status.
ACL on Investment Securities Held to Maturity
The Company measures expected credit losses on investment securities held to maturity on a pooled, collective basis by major investment security type with similar risk characteristics. A historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the investment securities on those historical credit losses. Expected credit losses on investment securities in the held to maturity portfolio that do not share similar risk characteristics with any of the pools are individually measured based on net realizable value, or the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the recorded amortized cost basis of the investment securities.
Accrued interest receivable on investment securities held to maturity is excluded from the estimate of expected credit losses. Changes in the ACL on investment securities held to maturity are recorded as provision for credit losses expense. Losses are charged against the ACL when management believes the uncollectability of an investment security held to maturity is confirmed.

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
FASB ASU 2020-04, Reference Rate Reform (Topic 848), as amended by ASU 2021-01, was issued in March 2020 and provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The amendments are elective, apply to all entities, and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Bank’s interest rate swap-related transactions are the majority of the Company's LIBOR exposure. Effective January 25, 2021, the Company adhered to the Interbank Offered Rate Fallbacks Protocol as published by the International Swaps and Derivatives Association, Inc. and recommended by the Alternative Reference Rates Committee. The Company does not expect this ASU to have a material impact on its business operations and the Condensed Consolidated Financial Statements.

(2)Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement the Bank’s lending activities.
During the three months ended September 30, 2021, the Company reassessed and transferred, at fair value, $244.8 million of U.S. government and agency securities from the available for sale classification to the held to maturity classification. The net unrealized after tax gain of $1.3 million remained in accumulated other comprehensive income to be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer.
There were no investment securities classified as trading at September 30, 2021 or December 31, 2020. There were no investment securities classified as held to maturity at December 31, 2020.

(a) Investment Securities by Classification, Type and Maturity
The following tables present the amortized cost and fair value of investment securities at the dates indicated and the corresponding amounts of gross unrealized gains and losses, including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in accumulated other comprehensive income:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. government and agency securities	$26,000	$146	$(40)	$26,106
Municipal securities	219,737	9,385	(956)	228,166
Residential CMO and MBS	240,018	3,065	(390)	242,693
Commercial CMO and MBS	229,518	5,861	(361)	235,018
Corporate obligations	2,009	14	—	2,023
Other asset-backed securities	27,054	475	(9)	27,520
Total	$744,336	$18,946	$(1,756)	$761,526

Investment securities held to maturity:
U.S. government and agency securities	$82,577	$46	$(563)	$82,060
Residential CMO and MBS	10,000	—	—	10,000
Commercial CMO and MBS	218,497	—	(3,227)	215,270
Total	$311,074	$46	$(3,790)	$307,330

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. government and agency securities	$44,713	$947	$—	$45,660
Municipal securities	197,634	12,561	(227)	209,968
Residential CMO and MBS	196,956	5,125	(209)	201,872
Commercial CMO and MBS	290,638	13,198	(90)	303,746
Corporate obligations	10,971	125	—	11,096
Other asset-backed securities	29,283	565	(27)	29,821
Total	$770,195	$32,521	$(553)	$802,163
The amortized cost and fair value of investment securities at September 30, 2021, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$36,745	$37,158	$—	$—
Due after one year through five years	122,029	126,853	—	—
Due after five years through ten years	174,729	179,546	205,748	203,119
Due after ten years	410,833	417,969	105,326	104,211
Total	$744,336	$761,526	$311,074	$307,330

There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2021 and December 31, 2020.

(b) Unrealized Losses on Investment Securities Available for Sale
The following tables show the gross unrealized losses and fair value of the Company’s investment securities available for sale for which an allowance for credit losses has not been recorded, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and agency securities	$1,695	$(40)	$—	$—	$1,695	$(40)
Municipal securities	42,397	(675)	6,427	(281)	48,824	(956)
Residential CMO and MBS	74,409	(267)	21,480	(123)	95,889	(390)
Commercial CMO and MBS	30,070	(354)	2,583	(7)	32,653	(361)
Other asset-backed securities	—	—	1,209	(9)	1,209	(9)
Total	$148,571	$(1,336)	$31,699	$(420)	$180,270	$(1,756)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$10,264	$(227)	$—	$—	$10,264	$(227)
Residential CMO and MBS	—	—	25,293	(209)	25,293	(209)
Commercial CMO and MBS	11,404	(29)	7,499	(61)	18,903	(90)
Other asset-backed securities	—	—	4,570	(27)	4,570	(27)
Total	$21,668	$(256)	$37,362	$(297)	$59,030	$(553)

(c) ACL on Investment Securities
The Company evaluated investment securities available for sale as of September 30, 2021 and December 31, 2020 and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of both September 30, 2021 and December 31, 2020. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of September 30, 2021 and December 31, 2020.
The Company also evaluated investment securities held to maturity for current expected credit losses. There were no investment securities held to maturity classified as nonaccrual or past due as of September 30, 2021 and all were issued by the U.S. government and its agencies and either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and have a long history of no credit losses. Accordingly, the Company did not measure expected credit losses on investment securities held to maturity since the historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. Therefore, no ACL on investment securities held to maturity was recorded as of September 30, 2021.

(d) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of investment securities available for sale for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Gross realized gains	$—	$40	$29	$1,482
Gross realized losses	—	—	—	(19)
Net realized gains	$—	$40	$29	$1,463

(e) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities that are pledged as collateral for the following obligations at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state public deposits	$127,486	$130,675	$119,652	$124,228
Securities sold under agreement to repurchase	68,297	68,424	38,630	39,945
Other securities pledged	57,728	57,307	29,665	30,717
Total	$253,511	$256,406	$187,947	$194,890

(f) Accrued Interest Receivable
Accrued interest receivable excluded from amortized cost on investment securities available for sale totaled $3.0 million and $3.6 million at September 30, 2021 and December 31, 2020, respectively. Accrued interest receivable excluded from amortized cost on investment securities held to maturity totaled $0.6 million at September 30, 2021.
No amounts of accrued interest receivable on investment securities available for sale or held to maturity were reversed against interest income on investment securities during the three and nine months ended September 30, 2021 and September 30, 2020.

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
The amortized cost of loans receivable, net of ACL on loans at September 30, 2021 and December 31, 2020 consisted of the following portfolio segments and classes:

	September 30, 2021	December 31, 2020
	(In thousands)
Commercial business:
Commercial and industrial	$652,776	$733,098
SBA PPP	266,896	715,121
Owner-occupied CRE	907,568	856,684

	September 30, 2021	December 31, 2020
	(In thousands)
Non-owner occupied CRE	1,459,795	1,410,303
Total commercial business	3,287,035	3,715,206
Residential real estate	125,697	122,756
Real estate construction and land development:
Residential	90,081	78,259
Commercial and multifamily	205,516	227,454
Total real estate construction and land development	295,597	305,713
Consumer	245,555	324,972
Loans receivable	3,953,884	4,468,647
Allowance for credit losses on loans	(48,317)	(70,185)
Loans receivable, net	$3,905,567	$4,398,462

Balances included in the amortized cost of Loans receivable:
Unamortized net discount on acquired loans	$(4,325)	$(6,575)
Unamortized net deferred fee	$(11,497)	$(15,458)

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
Regulatory agencies provided guidance regarding credit risk ratings, delinquency reporting and nonaccrual status for loans adversely impacted by the COVID-19 pandemic. The Bank has and will continue to exercise judgment in determining the risk rating for impacted borrowers and will not automatically adversely classify credits that are affected by the COVID-19 pandemic. The Bank also will not designate loans with payment deferrals granted due to the COVID-19 pandemic as past due because of the deferral. Due to the short-term nature of the forbearance and other relief programs the Bank is offering as a result of the COVID-19 pandemic, management expects that borrowers granted relief under these programs will generally not be reported as nonaccrual during the deferral period.
The following table presents the amortized cost of loans receivable by risk grade as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans (1)	Loans Receivable
	2021	2020	2019	2018	2017	Prior
	(In thousands)
Commercial business:
Commercial and industrial
Pass	$74,653	$107,406	$103,431	$55,513	$34,254	$102,143	$120,622	$877	$598,899
SM	532	700	6,192	6,682	1,252	5,716	2,693	242	24,009
SS	1,057	1,369	5,533	1,219	3,034	6,276	10,772	608	29,868
Total	76,242	109,475	115,156	63,414	38,540	114,135	134,087	1,727	652,776
SBA PPP
Pass	247,213	19,683	—	—	—	—	—	—	266,896
Owner-occupied CRE
Pass	114,176	86,004	183,540	92,201	70,672	277,948	—	73	824,614
SM	—	5,102	3,086	12,366	4,504	24,793	—	—	49,851
SS	—	691	—	3,803	6,995	21,614	—	—	33,103
Total	114,176	91,797	186,626	108,370	82,171	324,355	—	73	907,568
Non-owner occupied CRE
Pass	132,922	182,994	218,203	155,131	164,632	530,818	—	—	1,384,700
SM	—	5,034	5,715	352	2,215	2,713	—	—	16,029
SS	—	—	—	3,460	—	55,606	—	—	59,066
Total	132,922	188,028	223,918	158,943	166,847	589,137	—	—	1,459,795
Total commercial business
Pass	568,964	396,087	505,174	302,845	269,558	910,909	120,622	950	3,075,109
SM	532	10,836	14,993	19,400	7,971	33,222	2,693	242	89,889
SS	1,057	2,060	5,533	8,482	10,029	83,496	10,772	608	122,037
Total	570,553	408,983	525,700	330,727	287,558	1,027,627	134,087	1,800	3,287,035
Residential real estate
Pass	43,126	24,715	25,443	6,619	7,275	17,821	—	—	124,999
SS	—	—	—	—	—	698	—	—	698
Total	43,126	24,715	25,443	6,619	7,275	18,519	—	—	125,697
Real estate construction and land development:
Residential
Pass	35,506	30,987	19,044	2,781	394	1,369	—	—	90,081
Commercial and multifamily
Pass	38,144	50,546	106,428	5,587	1,606	1,542	—	—	203,853
SM	—	—	450	—	—	215	—	—	665
SS	—	571	—	—	—	427	—	—	998
Total	38,144	51,117	106,878	5,587	1,606	2,184	—	—	205,516
Total real estate construction and land development
Pass	73,650	81,533	125,472	8,368	2,000	2,911	—	—	293,934
SM	—	—	450	—	—	215	—	—	665
SS	—	571	—	—	—	427	—	—	998
Total	73,650	82,104	125,922	8,368	2,000	3,553	—	—	295,597

	September 30, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans (1)	Loans Receivable
	2021	2020	2019	2018	2017	Prior
Consumer
Pass	20,185	18,083	52,803	34,571	18,109	15,863	82,780	200	242,594
SS	—	186	685	549	564	939	38	—	2,961
Total	20,185	18,269	53,488	35,120	18,673	16,802	82,818	200	245,555
Loans receivable
Pass	705,925	520,418	708,892	352,403	296,942	947,504	203,402	1,150	3,736,636
SM	532	10,836	15,443	19,400	7,971	33,437	2,693	242	90,554
SS	1,057	2,817	6,218	9,031	10,593	85,560	10,810	608	126,694
Total	$707,514	$534,071	$730,553	$380,834	$315,506	$1,066,501	$216,905	$2,000	$3,953,884
(1) Represents loans receivable balance at September 30, 2021 which was converted from a revolving loan to an amortizing loan during the nine months ended September 30, 2021.

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

(d) Nonaccrual Loans
The following table presents the amortized cost of nonaccrual loans for the dates indicated:

	September 30, 2021
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$6,952	$4,013	$10,965
Owner-occupied CRE	3,714	5,786	9,500
Non-owner occupied CRE	1,318	3,460	4,778
Total commercial business	11,984	13,259	25,243
Residential real estate	—	51	51
Real estate construction and land development:
Commercial and multifamily	—	571	571
Consumer	—	29	29
Total	$11,984	$13,910	$25,894

	December 31, 2020
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$22,039	$9,208	$31,247
Owner-occupied CRE	4,693	13,700	18,393
Non-owner occupied CRE	3,424	3,722	7,146
Total commercial business	30,156	26,630	56,786
Residential real estate	67	117	184
Real estate construction and land development:
Commercial and multifamily	572	450	1,022
Consumer	31	69	100
Total	$30,826	$27,266	$58,092

The following table presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full of previously classified nonaccrual loans during the following periods:

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(In thousands)
Commercial business:
Commercial and industrial	$(1)	$184	$(59)	$111
Owner-occupied CRE	—	—	(219)	29
Non-owner occupied CRE	—	—	(102)	—
Total commercial business	(1)	184	(380)	140
Residential real estate	—	—	(1)	2
Real estate construction and land development:
Commercial and multifamily	—	—	(11)	—
Consumer	—	32	—	—
Total	$(1)	$216	$(392)	$142

	Nine Months Ended September 30, 2021		Nine months ended September 30, 2020
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(in thousands)
Commercial business:
Commercial and industrial	$(11)	$2,228	$(75)	$419
Owner-occupied CRE	—	117	(219)	89
Non-owner occupied CRE	—	313	(102)	67
Total commercial business	(11)	2,658	(396)	575
One-to-four family residential			(1)	2
Real estate construction and land development:
Residential	—	73	—	—
Commercial and multifamily	—	—	(11)	—
Consumer	—	32	—	47
Total	$(11)	$2,763	$(408)	$624

For the three and nine months ended September 30, 2021 and 2020, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full.

(e) Past due loans
The Bank performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The amortized cost of past due loans as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$440	$6,219	$6,659	$646,117	$652,776
SBA PPP	—	—	—	266,896	266,896
Owner-occupied CRE	283	—	283	907,285	907,568
Non-owner occupied CRE	6,165	—	6,165	1,453,630	1,459,795
Total commercial business	6,888	6,219	13,107	3,273,928	3,287,035
Residential real estate	25	—	25	125,672	125,697
Real estate construction and land development:
Residential	—	—	—	90,081	90,081
Commercial and multifamily	—	571	571	204,945	205,516
Total real estate construction and land development	—	571	571	295,026	295,597
Consumer	643	—	643	244,912	245,555
Total	$7,556	$6,790	$14,346	$3,939,538	$3,953,884

	December 31, 2020
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$4,621	$8,082	$12,703	$720,395	$733,098
SBA PPP	—	—	—	715,121	715,121
Owner-occupied CRE	991	403	1,394	855,290	856,684
Non-owner occupied CRE	412	1,970	2,382	1,407,921	1,410,303
Total commercial business	6,024	10,455	16,479	3,698,727	3,715,206
Residential real estate	765	16	781	121,975	122,756
Real estate construction and land development:
Residential	—	—	—	78,259	78,259
Commercial and multifamily	2,225	—	2,225	225,229	227,454
Total real estate construction and land development	2,225	—	2,225	303,488	305,713
Consumer	1,407	30	1,437	323,535	324,972
Total	$10,421	$10,501	$20,922	$4,447,725	$4,468,647

There were no loans 90 days or more past due that were still accruing interest as of September 30, 2021 and December 31, 2020.

(f) Collateral-dependent Loans
The type of collateral securing loans individually evaluated for credit losses and for which the repayment was expected to be provided substantially through the operation or sale of the collateral as of September 30, 2021 and December 31, 2020 were as follows, with balances representing the amortized cost of the loan classified by the primary collateral category of each loan if multiple collateral sources secure the loan:

	September 30, 2021
	CRE	Farmland	Residential Real Estate	Other	Total
	(In thousands)
Commercial business:
Commercial and industrial	$1,504	$4,384	$727	$595	$7,210
Owner-occupied CRE	4,261	—	—	—	4,261
Non-owner occupied CRE	1,318	—	—	—	1,318
Total commercial business	7,083	4,384	727	595	12,789
Real estate construction and land development:
Commercial and multifamily	571	—	—	—	571
Total	$7,654	$4,384	$727	$595	$13,360

	December 31, 2020
	CRE	Farmland	Residential Real Estate	Other	Total
	(In thousands)
Commercial business:
Commercial and industrial	$1,893	$18,738	$584	$1,405	$22,620
Owner-occupied CRE	4,693	—	—	—	4,693
Non-owner occupied CRE	3,424	—	—	—	3,424
Total commercial business	10,010	18,738	584	1,405	30,737
Residential real estate	—	—	67	—	67
Real estate construction and land development:
Commercial and multifamily	572	—	—	—	572
Consumer	—	—	30	—	30
Total	$10,582	$18,738	$681	$1,405	$31,406
There have been no significant changes to the collateral securing loans individually evaluated for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the nine months ended September 30, 2021, except changes due to additions or removals of loans in this classification.

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

Loans that were modified as TDR loans are set forth in the following tables for the periods indicated:

	Three Months Ended September 30,
	2021		2020
	Number of Contracts	Amortized Cost (1) (2)	Number of Contracts	Amortized Cost (1) (2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	5	$1,861	12	$7,217
Owner-occupied CRE	2	7,124	5	2,312
Non-owner occupied CRE	—	—	2	438
Total commercial business	7	8,985	19	9,967
Residential real estate	—	—	1	22
Real estate construction and land development:
Residential	—	—	4	1,812
Commercial and multifamily	1	450	—	—
Total real estate construction and land development	1	450	4	1,812
Consumer	5	94	9	127
Total	13	$9,529	33	$11,928

	Nine Months Ended September 30,
	2021		2020
	Number of Contracts	Amortized Cost (1) (2)	Number of Contracts	Amortized Cost (1) (2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	32	$10,380	37	$17,694
Owner-occupied CRE	6	16,710	7	3,227
Non-owner occupied CRE	3	5,673	4	2,417
Total commercial business	41	32,763	48	23,338
Residential real estate	1	180	1	22
Real estate construction and land development:
Residential	—	—	4	1,812
Commercial and multifamily	1	450	—	—
Total real estate construction and land development	1	450	4	1,812
Consumer	22	487	20	251
Total	65	$33,880	73	$25,423
(1) Number of contracts and amortized cost represent loans which have balances as of period end, net of subsequent payments after modifications. Certain TDR loans may have been paid-down or charged-off during the three or nine months ended September 30, 2021 and September 30, 2020.
(2) As the Bank did not forgive any principal or interest balance as part of the loan modifications, the Bank’s amortized cost in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).
The Bank had an ACL on loans of $3.4 million and $1.6 million at September 30, 2021 and September 30, 2020, respectively, related to these TDR loans which were restructured during the nine months ended September 30, 2021 and September 30, 2020, respectively.
The unfunded commitment to borrowers related to TDR loans was $4.3 million and $2.6 million at September 30, 2021 and December 31, 2020, respectively.

The following tables present loans that were modified in a troubled debt restructure and subsequently defaulted within twelve months from the modification date during the periods indicated:

	Three Months Ended September 30,
	2021		2020
	Number of Contracts (1)	Amortized Cost (1)	Number of Contracts (1)	Amortized Cost (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	1	$336	1	$229
Total	1	$336	1	$229

	Nine Months Ended September 30,
	2021		2020
	Number of Contracts (1)	Amortized Cost (1)	Number of Contracts (1)	Amortized Cost (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	3	$976	4	$2,152
Owner-occupied CRE	—	—	1	431
Non-owner occupied CRE	—	—	2	376
Total	3	$976	7	$2,959
(1) Number of contracts and amortized cost represent TDR loans which have balances as of period end, net of subsequent payments after modifications. Certain TDR loans may have been paid-down or charged-off during the nine months ended September 30, 2021 and September 30, 2020.

During the three and nine months ended September 30, 2021 and 2020 all of the TDR loans in the tables above defaulted because each was past its modified maturity date and the borrower had not subsequently repaid the credits. The Bank chose not to extend further the maturity date on these TDR loans. The Bank had an ACL on loans of $13,000 and $512,000 at September 30, 2021 and September 30, 2020, respectively, related to these TDR loans which defaulted during the nine months ended September 30, 2021 and 2020.

(h) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $11.2 million and $15.8 million at September 30, 2021 and December 31, 2020, respectively. It is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.

(i) Foreclosure proceedings in process
At September 30, 2021, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

(4)Allowance for Credit Losses on Loans
Effective January 1, 2020, the Bank adopted ASU 2016-13. Risk characteristics by segment considered in the CECL model are the same as those disclosed in the 2020 Annual Form 10-K.
The baseline loss rates used to calculate the ACL on loans at September 30, 2021 utilized the Bank's average quarterly historical loss information from December 31, 2012 through the balance sheet date. There were no changes to this assumption during the nine months ended September 30, 2021. The Bank believes the historic loss rates are viable inputs to the current CECL model as the Bank's lending practice and business has remained relatively stable throughout the periods. While the Bank's assets have grown, the credit culture has stayed relatively consistent.
Prepayments included in the CECL model at September 30, 2021 were based on the 48-month rolling historical averages for each segment, which management believes is an accurate representation of future prepayment activity. There were no changes to this assumption during the nine months ended September 30, 2021.
The reasonable and supportable period used in the CECL model as of September 30, 2021 was five quarters. There were no changes to this assumption during the nine months ended September 30, 2021. Management believes that forecasts beyond this five quarter time period tend to diverge in economic assumptions and may be less comparable to actual future events. As the length of the reasonable and supportable period increases, the degree of judgment involved in estimating the allowance will likely increase.
The Bank used a two-quarter reversion period in calculating the ACL on loans as of September 30, 2021 as it believes the historical loss information is relevant to the expected credit losses and recognizes the declining precision and increasing uncertainty of estimating credit losses in those periods beyond which it can make reasonable and supportable forecasts. There were no changes to this assumption during the nine months ended September 30, 2021.
During the nine months ended September 30, 2021, the ACL on loans decreased $21.9 million, or 31.2%, due primarily to a reversal of provision for credit losses on loans of $21.8 million. The reversal of provision for credit losses was primarily driven by improvements in the economic forecast at September 30, 2021 as compared to the forecast at December 31, 2020.
A summary of the changes in the ACL on loans during the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Balance at the beginning of the year	$70,185	$36,171
Impact of CECL Adoption	—	1,822
Balance at the beginning of the year, as adjusted	70,185	37,993
Charge-offs	(1,267)	(4,694)
Recoveries of loans previously charged-off	1,207	1,816
(Reversal of) provision for credit losses on loans	(21,808)	38,225
Balance at the end of the year	$48,317	$73,340

The following tables detail the activity in the ACL on loans disaggregated by segment and class for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$17,485	$(743)	$373	$1,531	$18,646
SBA PPP	—	—	—	—	—
Owner-occupied CRE	8,562	—	12	(1,644)	6,930
Non-owner occupied CRE	10,630	—	—	(1,133)	9,497
Total commercial business	36,677	(743)	385	(1,246)	35,073
Residential real estate	1,153	—	—	(67)	1,086
Real estate construction and land development:
Residential	1,636	—	8	136	1,780
Commercial and multifamily	8,835	—	—	(1,530)	7,305
Total real estate construction and land development	10,471	—	8	(1,394)	9,085
Consumer	3,261	(204)	161	(145)	3,073
Total	$51,562	$(947)	$554	$(2,852)	$48,317

	Nine Months Ended September 30, 2021
	Beginning Balance	Charge-offs	Recoveries	Reversal of Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$30,010	$(757)	$710	$(11,317)	$18,646
SBA PPP	—	—	—	—	—

	Nine Months Ended September 30, 2021
	Beginning Balance	Charge-offs	Recoveries	Reversal of Provision for Credit Losses	Ending Balance
	(In thousands)
Owner-occupied CRE	9,486	—	25	(2,581)	6,930
Non-owner occupied CRE	10,112	—	—	(615)	9,497
Total commercial business	49,608	(757)	735	(14,513)	35,073
Residential real estate	1,591	—	—	(505)	1,086
Real estate construction and land development:
Residential	1,951	—	28	(199)	1,780
Commercial and multifamily	11,141	(1)	—	(3,835)	7,305
Total real estate construction and land development	13,092	(1)	28	(4,034)	9,085
Consumer	5,894	(509)	444	(2,756)	3,073
Total	$70,185	$(1,267)	$1,207	$(21,808)	$48,317

	Three Months Ended September 30, 2020
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of Provision for) Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$29,773	$(507)	$78	$1,815	$31,159
SBA PPP	—	—	—	—	—
Owner-occupied CRE	10,003	—	2	3,027	13,032
Non-owner occupied CRE	10,666	—	—	(124)	10,542
Total commercial business	50,442	(507)	80	4,718	54,733
Residential real estate	2,223	—	—	(398)	1,825
Real estate construction and land development:
Residential	567	—	139	(42)	664
Commercial and multifamily	8,557	—	—	70	8,627
Total real estate construction and land development	9,124	—	139	28	9,291
Consumer	9,712	(335)	142	(2,028)	7,491
Total	$71,501	$(842)	$361	$2,320	$73,340

	Nine Months Ended September 30, 2020
	Beginning Balance	Impact of CECL Adoption	Beginning Balance, as Adjusted	Charge-offs	Recoveries	Provision for (Reversal of Provision for) Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$11,739	$(1,348)	$10,391	$(3,418)	$1,204	$22,982	$31,159
SBA PPP	—	—	—	—	—	—	—
Owner-occupied CRE	4,512	452	4,964	(135)	16	8,187	13,032
Non-owner occupied CRE	7,682	(2,039)	5,643	—	—	4,899	10,542
Total commercial business	23,933	(2,935)	20,998	(3,553)	1,220	36,068	54,733
Residential real estate	1,458	1,471	2,929	—	3	(1,107)	1,825

	Nine Months Ended September 30, 2020
	Beginning Balance	Impact of CECL Adoption	Beginning Balance, as Adjusted	Charge-offs	Recoveries	Provision for (Reversal of Provision for) Credit Losses	Ending Balance
	(In thousands)
Real estate construction and land development:
Residential	1,455	(571)	884	—	160	(380)	664
Commercial and multifamily	1,605	7,240	8,845	—	—	(218)	8,627
Total real estate construction and land development	3,060	6,669	9,729	—	160	(598)	9,291
Consumer	6,821	(2,484)	4,337	(1,141)	433	3,862	7,491
Unallocated	899	(899)	—	—	—	—	—
Total	$36,171	$1,822	$37,993	$(4,694)	$1,816	$38,225	$73,340

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
There were no additions to goodwill during the three and nine months ended September 30, 2021 and 2020.
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
The following table presents the change in other intangible assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Balance at the beginning of the period	$11,494	$14,807	$13,088	$16,613
Amortization	(758)	(860)	(2,352)	(2,666)
Balance at the end of the period	$10,736	$13,947	$10,736	$13,947

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
Fee income related to interest rate swap derivative contract transactions is recorded in Interest rate swap fees on the Consolidated Statements of Income. The fair value of derivative positions outstanding is included in Prepaid expenses and other assets and Accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. The gains and losses due to changes in fair value and all cash flows are included in Other income in the Consolidated Statements of Income, but typically net to zero based on the identical back-to-back interest rate swap derivative contracts unless a credit valuation adjustment is recorded to appropriately reflect nonperformance risk in the fair value measurement. Various factors impact changes in the credit valuation adjustments over time, including changes in the risk ratings of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.
The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$323,706	$17,843	$308,126	$25,740
Interest rate swap liability (1)	323,706	(17,970)	308,126	(26,162)
 (1) The estimated fair value of derivatives with customers was $13.0 million and $25.4 million as of September 30, 2021 and December 31, 2020, respectively. The estimated fair value of derivatives with third parties was $(13.2) million and $(25.9) million as of September 30, 2021 and December 31, 2020, respectively.

The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk for derivatives with the customer is controlled through the credit approval process, amount limits, and monitoring procedures and is concentrated within our primary market areas. Credit risk for derivatives with third-parties is concentrated among four well-known broker dealers.

(7)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations at September 30, 2021 and September 30, 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands, except shares)
Net income:
Net income	$20,592	$16,636	$78,638	$22,688
Dividends and undistributed earnings allocated to participating securities (1)	—	—	—	(5)
Net income allocated to common shareholders	$20,592	$16,636	$78,638	$22,683
Basic:
Weighted average common shares outstanding	35,644,192	35,909,148	35,854,258	36,054,906
Restricted stock awards	—	(303)	—	(5,537)
Total basic weighted average common shares outstanding	35,644,192	35,908,845	35,854,258	36,049,369
Diluted:
Basic weighted average common shares outstanding	35,644,192	35,908,845	35,854,258	36,049,369
Effect of potentially dilutive common shares (2)	285,326	79,889	297,794	144,246
Total diluted weighted average common shares outstanding	35,929,518	35,988,734	36,152,052	36,193,615
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive (3)	16,002	222,818	7,083	140,217
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
The following table summarizes the dividend activity during the nine months ended September 30, 2021 and the calendar year 2020:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 22, 2020	$0.20	February 6, 2020	February 20, 2020
April 29, 2020	$0.20	May 13, 2020	May 27, 2020
July 22, 2020	$0.20	August 5, 2020	August 19, 2020
October 21, 2020	$0.20	November 4, 2020	November 18, 2020
January 27, 2021	$0.20	February 10, 2021	February 24, 2021
April 21, 2021	$0.20	May 5, 2021	May 19, 2021
July 21, 2021	$0.20	August 4, 2021	August 18, 2021
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
The following table provides total repurchased shares and average share prices under the applicable plans for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	Plan Total(1)
Eleventh Stock Repurchase Plan
Repurchased shares	—	—	—	639,922	1,512,600
Stock repurchase average share price	$—	$—	$—	$23.95	$21.69

Twelfth Stock Repurchase Plan
Repurchased shares	841,088	—	841,088	155,778	996,866
Stock repurchase average share price	$24.54	$—	$24.54	$20.34	$23.88
(1)Represents shares repurchased and average price per share paid during the duration of each plan.
In addition to the stock repurchases under a stock repurchase plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total shares repurchased to pay withholding taxes during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Repurchased shares to pay withholding taxes	220	378	26,023	28,306
Stock repurchase to pay withholding taxes average share price	$23.91	$19.84	$29.29	$21.54

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
Investment Securities:
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
Derivative Financial Instruments:
The Bank obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2021 and December 31, 2020, the Bank assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined that the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
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

Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$26,106	$—	$26,106	$—
Municipal securities	228,166	—	228,166	—
Residential CMO and MBS	242,693	—	242,693	—
Commercial CMO and MBS	235,018	—	235,018	—
Corporate obligations	2,023	—	2,023	—
Other asset-backed securities	27,520	—	27,520	—
Total investment securities available for sale	761,526	—	761,526	—
Equity security	210	210	—	—
Derivative assets - interest rate swaps	17,843	—	17,843	—
Liabilities
Derivative liabilities - interest rate swaps	$17,970	$—	17,970	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$45,660	$—	$45,660	$—
Municipal securities	209,968	—	209,968	—
Residential CMO and MBS	201,872	—	201,872	—
Commercial CMO and MBS	303,746	—	303,746	—
Corporate obligations	11,096	—	11,096	—
Other asset-backed securities	29,821	—	29,821	—
Total investment securities available for sale	802,163	—	802,163	—
Equity security	131	131	—	—
Derivative assets - interest rate swaps	25,740	—	25,740	—
Liabilities
Derivative liabilities - interest rate swaps	$26,162	$—	$26,162	$—

Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
The following tables below represent assets measured at fair value on a nonrecurring basis at the dates indicated:

		Fair Value at September 30, 2021
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$2,058	$1,222	$—	$—	$1,222

		Fair Value at September 30, 2021
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Owner-occupied CRE	613	486	—	—	486
Total commercial business	2,671	1,708	—	—	1,708
Real estate construction and land development:
Commercial and multifamily	991	534	—	—	534
Total	$3,662	$2,242	$—	$—	$2,242
Prepaid expenses and other assets:
Branch held for sale (2)	805	805	—	—	805
Total assets measured at fair value on a nonrecurring basis	$4,467	$3,047	$—	$—	$3,047
(1) Basis represents the outstanding principal balance of collateral-dependent loans and the carrying value of the branch held for sale.
(2) In July 2021, three branches were reclassified as held for sale in accordance with ASC 360-10. As part of the transfer, one branch was written down to its net realizable value at that time.

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

The following table represents the net (loss) gain recorded in earnings as a result of nonrecurring fair value adjustments recorded during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$(54)	$—	$(563)	$(10)
Owner-occupied CRE	15	—	(61)	—
Total commercial business	(39)	—	(624)	(10)
Real estate construction and land development:
Commercial and multifamily	—	—	(38)	—
Total	(39)	—	(662)	(10)
Prepaid expenses and other assets:
Branch held for sale	(38)	—	(38)	—
Net loss from nonrecurring fair value adjustments	$(77)	$—	$(700)	$(10)

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

	September 30, 2021
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Collateral-dependent loans	$2,242	Market approach	Adjustment for differences between the comparable sales	55.0% - (20.0)%; 9.6%
Branch held for sale	$805	Market approach	Adjustment for differences between the comparable sales	51.8% - (26.0)%; 6.4%

	December 31, 2020
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Collateral-dependent loans	$1,289	Market approach	Adjustment for differences between the comparable sales	0.6% - (40.1%); (24.1%)
Branch held for sale	$1,330	Market approach	Adjustment for differences between the comparable sales	140.7% - (40.3%); 33.2%
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
The following tables present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	September 30, 2021
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,634,739	$1,634,739	$1,634,739	$—	$—
Investment securities available for sale	761,526	761,526	—	761,526	—
Investment securities held to maturity	311,074	307,330	—	307,330	—
Loans held for sale	2,636	2,726	—	—	2,726
Loans receivable, net	3,905,567	4,014,701	—	—	4,014,701
Accrued interest receivable	14,802	14,802	51	3,578	11,173
Bank owned life insurance	109,634	109,634	109,634	—	—
Derivative assets - interest rate swaps	17,843	17,843	—	17,843	—
Equity security	210	210	210	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$5,859,762	$5,859,762	$5,859,762	$—	$—
Certificates of deposit	355,796	357,266	—	357,266	—
Securities sold under agreement to repurchase	44,096	44,096	44,096	—	—
Junior subordinated debentures	21,107	18,250	—	—	18,250
Accrued interest payable	74	74	31	25	18
Derivative liabilities - interest rate swaps	17,970	17,970	—	17,970	—

	December 31, 2020
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$743,322	$743,322	$743,322	$—	$—
Investment securities available for sale	802,163	802,163	—	802,163	—
Loans held for sale	4,932	5,156	—	—	5,156
Loans receivable, net	4,398,462	4,556,862	—	—	4,556,862
Accrued interest receivable	19,418	19,418	2	3,648	15,768
Bank owned life insurance	107,580	107,580	107,580	—	—
Derivative assets - interest rate swaps	25,740	25,740	—	25,740	—
Equity security	131	131	131	—	—
Financial Liabilities:
Noninterest deposits, interest bearing demand deposits, money market accounts and savings accounts	$5,198,456	$5,198,456	$5,198,456	$—	$—
Certificates of deposit	399,534	402,701	—	402,701	—
Securities sold under agreement to repurchase	35,683	35,683	35,683	—	—
Junior subordinated debentures	20,887	18,500	—	—	18,500
Accrued interest payable	94	94	42	33	19
Derivative liabilities - interest rate swaps	26,162	26,162	—	26,162	—

(9)Cash Restriction
The Bank had restricted cash included in interest earning deposits on the Condensed Consolidated Statements of Financial Condition of $13.2 million and $25.9 million as of September 30, 2021 and December 31, 2020, respectively, relating to collateral required on interest rate swaps from third-parties as discussed in Note (6) Derivative Financial Instruments. The Bank does not have a collateral requirement with customers.

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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	September 30, 2021	December 31, 2020
	(In thousands)
Commercial business:
Commercial and industrial	$577,284	$640,018
Owner-occupied CRE	1,533	3,488
Non-owner occupied CRE	8,311	18,396
Total commercial business	587,128	661,902
Real estate construction and land development:
Residential	46,911	52,453
Commercial and multifamily	137,161	127,821
Total real estate construction and land development	184,072	180,274
Consumer	282,850	263,249
Total outstanding commitments	$1,054,050	$1,105,425

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
The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(In thousands)
Balance, beginning of period	$2,451	$4,612	$4,681	$306
Impact of CECL Adoption	—	—	—	3,702
Adjusted balance, beginning of period	2,451	4,612	4,681	4,008
(Reversal of) provision for credit losses on unfunded commitments	(297)	410	(2,527)	1,014
Balance, end of period	$2,154	$5,022	$2,154	$5,022

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the three and nine months ended September 30, 2021. The information contained in this section should be read with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Forward Looking Statements included herein and the December 31, 2020 audited Consolidated Financial Statements and the accompanying Notes included in our 2020 Annual Form 10-K.

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
Our core profitability depends primarily on our net interest income. Net interest income is the difference between interest income, which is the income that we earn on interest earning assets, comprised primarily of loans and investment securities, and interest expense, which is the amount we pay on our interest bearing liabilities, consisting primarily of deposits. Management manages the repricing characteristics of the Company's interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve. Like most financial institutions, our net interest income is significantly affected by general and local economic conditions, particularly changes in market interest rates, and by governmental policies and actions of regulatory agencies. Net interest income is additionally affected by changes in the volume and mix of interest earning assets, interest earned on these assets, the volume and mix of interest bearing liabilities and interest paid on these liabilities.
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
Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of service charges and other fees and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing and professional services. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses are the fixed and variable costs of buildings and equipment, and consists primarily of lease expenses, depreciation charges, maintenance and utilities. Data processing consists primarily of processing and network services related to the Bank’s core operating system, including the account processing system, electronic payments processing of products and services, and internet and mobile banking channels as well as software-as-a-service providers. Professional services consists primarily of third party service providers, such as auditors, consultants and lawyers.
Results of operations may also be significantly affected by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities, especially changes resulting from the COVID-19 pandemic and the governmental actions taken to address it. Net income is also impacted by growth of operations through organic growth or acquisitions.

COVID-19 Pandemic Response
The Company maintains its commitment to supporting its community and customers during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its customers. As of September 30, 2021, all Bank branches are open with normal hours, remote employees commenced a phased-in return to the office and substantially all employees are expected to return to their go-forward working environments by the end of 2021. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

Branch Consolidation Plan
The Company reduced the branch count to 49 from 62 branches at September 30, 2020, including the consolidation of one branch during the three months ended December 31, 2020, eight branches during the three months ended March 31, 2021, and four branches in October 2021. The Company integrated these locations into other branches within its network. These actions were the result of the Company’s increased focus on balancing physical locations and digital banking channels, driven by increased customer usage of online and mobile banking and a commitment to improve digital banking technology. All significant expenses related to the Branch Consolidation Plan for the four branches closed during October 2021 have been included in results of operations for the three months ended September 30, 2021.

Earnings Summary
Comparison of quarter ended September 30, 2021 to the comparable quarter in the prior year
Net income was $20.6 million, or $0.58 per diluted common share, for the three months ended September 30, 2021 compared to $16.6 million, or $0.46 per diluted common share, for the three months ended September 30, 2020. Net income increased $4.0 million, or 23.8%, due primarily to a reversal of provision for credit losses of $3.1 million during the three months ended September 30, 2021 compared to a provision for credit losses of $2.7 million for the same period in 2020.
The efficiency ratio consists of noninterest expense divided by the sum of net interest income plus noninterest income. The Company’s efficiency ratio was 62.35% for the three months ended September 30, 2021 compared to 62.27% for the three months ended September 30, 2020.
Comparison of nine months ended September 30, 2021 to the comparable period in the prior year.
Net income was $78.6 million, or $2.18 per diluted common share, for the nine months ended September 30, 2021 compared to $22.7 million, or $0.63 per diluted common share, for the nine months ended September 30, 2020. Net income increased $56.0 million, or 246.6%, due primarily to a reversal of provision for credit losses of $24.3 million during the nine months ended September 30, 2021 compared to a provision for credit losses of $39.2 million for the same period in 2020.
The Company’s efficiency ratio was 60.66% for the nine months ended September 30, 2021 compared to 63.26% for the nine months ended September 30, 2020. The improvement in the efficiency ratio was attributable primarily to the increase in net interest income.

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
Comparison of quarter ended September 30, 2021 to the comparable quarter in the prior year
Net interest income increased $1.7 million, or 3.4%, to $51.4 million for the three months ended September 30, 2021 compared to $49.7 million for the same period in 2020 due primarily to the Bank decreasing deposit rates following decreases in short-term market interest rates. Additionally, net interest income benefited from the recognition of a $412,000 prepayment penalty on an investment security.

The following table provides relevant net interest income information for the periods indicated:

	Three Months Ended September 30,
	2021			2020			Change
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2) (3)	$4,005,585	$46,863	4.64%	$4,605,389	$47,647	4.12%	$(599,804)	$(784)	0.52%
Taxable securities	893,374	4,711	2.09	697,128	3,865	2.21	196,246	846	(0.12)
Nontaxable securities (3)	157,907	931	2.34	163,070	953	2.32	(5,163)	(22)	0.02
Interest earning deposits	1,417,661	537	0.15	389,653	98	0.10	1,028,008	439	0.05
Total interest earning assets	6,474,527	53,042	3.25%	5,855,240	52,563	3.57%	619,287	479	(0.32)%
Noninterest earning assets	740,433			765,740			(25,307)
Total assets	$7,214,960			$6,620,980			$593,980

Interest Bearing Liabilities:
Certificates of Deposit	$365,278	$407	0.44%	$466,920	$1,133	0.97%	$(101,642)	$(726)	(0.53)%
Savings accounts	609,818	90	0.06	514,072	117	0.09	95,746	(27)	(0.03)
Interest bearing demand and money market accounts	2,881,567	947	0.13	2,639,511	1,389	0.21	242,056	(442)	(0.08)
Total interest bearing deposits	3,856,663	1,444	0.15	3,620,503	2,639	0.29	236,160	(1,195)	(0.14)
Junior subordinated debentures	21,060	184	3.47	20,766	196	3.75	294	(12)	(0.28)
Securities sold under agreement to repurchase	52,197	36	0.27	32,856	50	0.61	19,341	(14)	(0.34)
Total interest bearing liabilities	3,929,920	1,664	0.17%	3,674,125	2,885	0.31%	255,795	(1,221)	(0.14)%
Noninterest bearing demand deposits	2,300,795			1,998,772			302,023
Other noninterest bearing liabilities	128,537			148,345			(19,808)
Stockholders’ equity	855,708			799,738			55,970
Total liabilities and stock-holders’ equity	$7,214,960			$6,620,980			$593,980
Net interest income		$51,378			$49,678			$1,700
Net interest spread			3.08%			3.26%			(0.18)%
Net interest margin			3.15%			3.38%			(0.23)%
Average interest earning assets to average interest bearing liabilities			164.75%			159.36%			5.39%
Cost of total deposits			0.09%			0.19%			(0.10)%
(1) Annualized
(2) Average loan balances are net of ACL on loans. Nonaccrual loans have been included as loans carrying a zero yield.
(3) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Net interest income as a percentage of average interest earning assets, or net interest margin, decreased due primarily to the decrease in the average yield on interest earning assets, primarily reflecting a significant increase in average interest earning deposits to 21.9% of total earning assets at September 30, 2021 compared to 6.7% at September 30, 2020, offset partially by a decrease in the cost of total interest bearing liabilities. The decrease in net interest margin was also offset partially by an increase in deferred SBA PPP loan fees recognized due to an increase in the volume of forgiven SBA PPP loans during the three months ended September 30, 2021 which benefited net interest margin compared to a reduction in net interest margin from the Company's participation in the SBA PPP loans during the same period in 2020.

The following table presents the loan yield and the impacts of SBA PPP loans and the incremental accretion on purchased loans on this financial measure for the periods presented below:

	Three Months Ended
	September 30, 2021	September 30, 2020
Non-GAAP reconciliation of loan yield: (1)
Loan yield (GAAP)	4.64%	4.12%
Exclude impact from SBA PPP loans	(0.38)	0.33
Exclude impact from incremental accretion on purchased loans (2)	(0.07)	(0.10)
Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans (non-GAAP)	4.19%	4.35%
(1) For additional information, see "Reconciliations of Non-GAAP Measures."
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
The impact to loan yield from net recoveries of interest and fees on loans classified as nonaccrual was an increase of two basis points during the three months ended September 30, 2021. The impact to loan yield from net charge-offs of interest and fees on loans classified as nonaccrual was a decrease of two basis points during the three months ended September 30, 2020.
Comparison of nine months ended September 30, 2021 to the comparable period in the prior year
Net interest income increased $9.3 million, or 6.3%, to $157.9 million for the nine months ended September 30, 2021 compared to $148.5 million for the same period in 2020 due primarily to the Bank decreasing deposit rates following decreases in short-term market interest rates and secondarily due to an increase in the yield of loans receivable, net, predominately from higher deferred SBA PPP loan fees recognized from forgiven SBA PPP loans and higher recoveries of interest and fees on loans classified as nonaccrual. The increase in net interest income was offset partially by decreases in the yield for all interest earning assets, excluding the impact of SBA PPP loans and recoveries of interest and fees on loans classified as nonaccrual.
The following table provides relevant net interest income information for the periods indicated:

	Nine Months Ended September 30,
	2021			2020			Change
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2) (3)	$4,297,875	$147,137	4.58%	$4,266,598	$142,328	4.46%	$31,277	$4,809	0.12%
Taxable securities	789,691	12,295	2.08	758,941	14,068	2.48	30,750	(1,773)	(0.40)
Nontaxable securities (3)	160,748	2,836	2.36	148,560	2,686	2.42	12,188	150	(0.06)
Interest earning deposits	1,034,690	975	0.13	234,040	561	0.32	800,650	414	(0.19)
Total interest earning assets	6,283,004	163,243	3.47%	5,408,139	159,643	3.94%	874,865	3,600	(0.47)%
Noninterest earning assets	749,781			757,269			(7,488)
Total assets	$7,032,785			$6,165,408			$867,377

Interest Bearing Liabilities:
Certificates of deposit	$379,885	$1,447	0.51%	$502,691	$4,955	1.32%	$(122,806)	$(3,508)	(0.81)%
Savings accounts	587,358	274	0.06	475,091	420	0.12	112,267	(146)	(0.06)
Interest bearing demand and money market accounts	2,817,353	2,975	0.14	2,428,148	4,897	0.27	389,205	(1,922)	(0.13)
Total interest bearing deposits	3,784,596	4,696	0.17	3,405,930	10,272	0.40	378,666	(5,576)	(0.23)

	Nine Months Ended September 30,
	2021			2020			Change
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate (1)	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Junior subordinated debentures	20,987	557	3.55	20,693	699	4.51	294	(142)	(0.96)
Securities sold under agreement to repurchase	45,221	109	0.32	25,296	122	0.64	19,925	(13)	(0.32)
FHLB advances and other borrowings	—	—	—	1,959	8	0.55	(1,959)	(8)	(0.55)
Total interest bearing liabilities	3,850,804	5,362	0.19%	3,453,878	11,101	0.43%	396,926	(5,739)	(0.24)%
Noninterest bearing demand deposits	2,213,795			1,768,260			445,535
Other noninterest bearing liabilities	128,584			138,837			(10,253)
Stockholders’ equity	839,602			804,433			35,169
Total liabilities and stockholders’ equity	$7,032,785			$6,165,408			$867,377
Net interest income		$157,881			$148,542			$9,339
Net interest spread			3.28%			3.51%			(0.23)%
Net interest margin			3.36%			3.67%			(0.31)%
Average interest earning assets to average interest bearing liabilities			163.16%			156.58%			6.58%
Cost of total deposits			0.10%			0.27%			(0.17)%
(1)Annualized
(2)Average loan balances are net of ACL on loans. Nonaccrual loans have been included as loans carrying a zero yield.
(3)Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
Net interest margin decreased due primarily to the significant increase in average interest earning deposits to 16.5% of total earning assets during the nine months ended September 30, 2021 compared to 4.3% for the same period in the prior year.
The following table presents the loan yield and the impacts of SBA PPP loans and the incremental accretion on purchased loans on this financial measure for the periods presented below:

	Nine Months Ended September 30,
	2021	2020
Non-GAAP reconciliation of loan yield: (1)
Loan yield (GAAP)	4.58%	4.46%
Exclude Impact on loan yield from SBA PPP loans	(0.17)	0.22
Exclude impact on loan yield from incremental accretion on purchased loans (2)	(0.08)	(0.09)
Loan yield excluding SBA PPP loans and incremental accretion on purchased loans (non-GAAP)	4.33%	4.59%
(1)    For additional information, see "Reconciliations of Non-GAAP Measures."
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
The impact to loan yield from net recoveries of interest and fees on loans classified as nonaccrual was nine basis points and one basis point, during the nine months ended September 30, 2021 and 2020, respectively.

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
Comparison of quarter ended September 30, 2021 to the comparable quarter in the prior year
The following table presents the provision for credit losses for the periods indicated:

	Three Months Ended September 30,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
(Reversal of) provision for credit losses on loans	$(2,852)	$2,320	$(5,172)	(222.9)%
(Reversal of) provision for credit losses on unfunded commitments	(297)	410	(707)	(172.4)
(Reversal of) provision for credit losses	$(3,149)	$2,730	$(5,879)	(215.3)%
The reversal of provision for credit losses recognized during the three months ended September 30, 2021 was due primarily to the reduction of the ACL on nonaccrual loans of $2.0 million following a decrease in nonaccrual loan balances of $9.4 million as well as changes in the loan mix. The provision for credit losses on loans of $2.3 million for the three months ended September 30, 2020 was due primarily to the economic forecast at that time reflecting the uncertain economic conditions stemming from the continued impacts from the COVID-19 pandemic.
Comparison of nine months ended September 30, 2021 to the comparable period in the prior year
The following table presents the provision for credit losses for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
(Reversal of) provision for credit losses on loans	$(21,808)	$38,225	$(60,033)	(157.1)%
(Reversal of) provision for credit losses on unfunded commitments	(2,527)	1,014	(3,541)	(349.2)
(Reversal of) provision for credit losses	$(24,335)	$39,239	$(63,574)	(162.0)%
The reversal of provision for credit losses recognized during the nine months ended September 30, 2021 was primarily due to improvements in the economic forecast during the nine months ended September 30, 2021 compared to the worsening of economic conditions during the nine months ended September 30, 2020 stemming from the onset of the COVID-19 pandemic.

Noninterest Income Overview
Comparison of quarter ended September 30, 2021 to the comparable quarter in the prior year
The following table presents the key components of noninterest income and the change for the periods indicated:

	Three Months Ended September 30,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$4,566	$4,039	$527	13.0%
Gain on sale of investment securities, net	—	40	(40)	(100.0)
Gain on sale of loans, net	765	1,443	(678)	(47.0)
Interest rate swap fees	126	396	(270)	(68.2)
Bank owned life insurance income	647	909	(262)	(28.8)
Other income	2,124	1,383	741	53.6
Total noninterest income	$8,228	$8,210	$18	0.2%
Noninterest income slightly increased due primarily to an increase in other income as a result of gain on sale of branches held for sale and an increase in service charges and other fees due mostly to higher interchange income and increased deposit fee income, offset partially by a decrease in gain on sale of loans due primarily to lower sales volume of secondary market mortgage loans. Included in other income was gain on sale of $0.9 million during the three months ended September 30, 2021 from branches classified as held for sale as part of the Branch Consolidation Plan.

Comparison of nine months ended September 30, 2021 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
Service charges and other fees	$12,988	$12,015	$973	8.1%
Gain on sale of investment securities, net	29	1,463	(1,434)	(98.0)
Gain on sale of loans, net	3,138	3,125	13	0.4
Interest rate swap fees	487	1,461	(974)	(66.7)
Bank owned life insurance income	2,020	2,439	(419)	(17.2)
Other income	6,114	5,441	673	12.4
Total noninterest income	$24,776	$25,944	$(1,168)	(4.5)%
Noninterest income decreased due primarily to reduced gain on sale of investment securities due to fewer sales and a decline in interest rate swap fees due to fewer executions of interest rate swap contracts. Partially offsetting these decreases was an increase in service charges and other fees due primarily to higher interchange income and an increase in other income as a result of gains on sale of branches of $1.6 million related to the Branch Consolidation Plan, previously discussed.

Noninterest Expense Overview
Comparison of quarter ended September 30, 2021 to the comparable quarter in the prior year
The following table presents the key components of noninterest expense and the change for the periods indicated:

	Three Months Ended September 30,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$22,176	$21,416	$760	3.5%
Occupancy and equipment	4,373	4,348	25	0.6
Data processing	4,029	3,691	338	9.2
Marketing	775	755	20	2.6
Professional services	816	1,086	(270)	(24.9)
State/municipal business and use tax	1,071	964	107	11.1
Federal deposit insurance premium	550	848	(298)	(35.1)
Amortization of intangible assets	758	860	(102)	(11.9)
Other expense	2,618	2,077	541	26.0
Total noninterest expense	$37,166	$36,045	$1,121	3.1%
Noninterest expense increased due primarily to an increase in compensation and employee benefits from upward market pressure on salaries and wages and an increase in other expenses related to the Branch Consolidation Plan.
Comparison of nine months ended September 30, 2021 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
Compensation and employee benefits	$66,725	$65,849	$876	1.3%
Occupancy and equipment	12,918	13,247	(329)	(2.5)
Data processing	11,839	10,735	1,104	10.3
Marketing	2,336	2,317	19	0.8
Professional services	3,249	4,632	(1,383)	(29.9)

	Nine Months Ended September 30,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
State/municipal business and use tax	3,034	2,626	408	15.5
Federal deposit insurance premium	1,478	1,086	392	36.1
Other real estate owned, net	—	(145)	145	(100.0)
Amortization of intangible assets	2,352	2,666	(314)	(11.8)
Other expense	6,873	7,365	(492)	(6.7)
Total noninterest expense	$110,804	$110,378	$426	0.4%
Noninterest expense increased due primarily to an increase in data processing expense as the Bank continues to invest in technology and an increase in compensation and employee benefits from upward market pressure on salaries and wages. The increase in noninterest expense was offset partially by lower professional services expense due to costs incurred during the nine months ended September 30, 2020 related to the launch of the new mobile and online commercial banking platform, "Heritage Direct" last year and secondarily due to the decrease in other expense driven primarily by a reduction of discretionary expenses, including employee business travel as a result of the Company's suspension of non-essential travel due to the COVID-19 pandemic.

Income Tax Expense Overview
Comparison of quarter ended September 30, 2021 to the comparable quarter in the prior year
The following table presents the income tax expense and related metrics and the change for the periods indicated:

	Three Months Ended September 30,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
Income before income taxes	$25,589	$19,113	$6,476	33.9%
Income tax expense	$4,997	$2,477	$2,520	101.7%
Effective income tax rate	19.5%	13.0%	6.5%	50.0%
Income tax expense increased due primarily to a higher effective income tax rate and secondarily due to higher income before income taxes. The effective income tax rate increased due primarily to an increase in the estimated annual pre-tax income for the year ended December 31, 2021, which decreased the impact of favorable permanent tax items such as tax-exempt investments, investments in bank owned life insurance and low-income housing tax credits. Additionally, there remain no gross tax credits related to the Company's New Market Tax Credit as these credits were fully utilized during the seven year period ending December 31, 2020.
Comparison of nine months ended September 30, 2021 to the comparable period in the prior year.
The following table presents the income tax expense and related metrics and the change for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	Change	Percentage Change
	(Dollars in thousands)
Income before income taxes	$96,188	$24,869	$71,319	286.8%
Income tax expense	$17,550	$2,181	$15,369	704.7%
Effective income tax rate	18.2%	8.8%	9.4%	106.8%
Income tax expense and the effective income tax rate both increased due primarily to higher pre-tax income, which decreased the impact of favorable permanent tax items such as tax-exempt investments, investments in bank owned life insurance and low-income housing tax credits, and secondarily due to a provision in the CARES Act, which permitted the Company to recognize a $1.0 million benefit from net operating losses related to prior acquisitions during the nine months ended September 30, 2020. Additionally, there remain no gross tax credits related to the Company's New Market Tax Credit as these credits were fully utilized during the seven year period ending December 31, 2020.

Consolidated Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition from December 31, 2020 to September 30, 2021:

	September 30, 2021	December 31, 2020	Change	Percentage Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$1,634,739	$743,322	$891,417	119.9%
Investment securities available for sale, at fair value, net	761,526	802,163	(40,637)	(5.1)
Investment securities held to maturity, at amortized cost, net	311,074	—	311,074	100.0
Loans held for sale	2,636	4,932	(2,296)	(46.6)
Loans receivable, net	3,905,567	4,398,462	(492,895)	(11.2)
Other real estate owned	—	—	—	—
Premises and equipment, net	79,958	85,452	(5,494)	(6.4)
Federal Home Loan Bank stock, at cost	7,933	6,661	1,272	19.1
Bank owned life insurance	109,634	107,580	2,054	1.9
Accrued interest receivable	14,802	19,418	(4,616)	(23.8)
Prepaid expenses and other assets	179,494	193,301	(13,807)	(7.1)
Other intangible assets, net	10,736	13,088	(2,352)	(18.0)
Goodwill	240,939	240,939	—	—
Total assets	$7,259,038	$6,615,318	$643,720	9.7%

Liabilities
Deposits	$6,215,558	$5,597,990	$617,568	11.0%
Junior subordinated debentures	21,107	20,887	220	1.1
Securities sold under agreement to repurchase	44,096	35,683	8,413	23.6
Accrued expenses and other liabilities	129,873	140,319	(10,446)	(7.4)
Total liabilities	6,410,634	5,794,879	615,755	10.6

Stockholders' equity
Common stock	552,385	571,021	(18,636)	(3.3)
Retained earnings	281,285	224,400	56,885	25.3
Accumulated other comprehensive income, net	14,734	25,018	(10,284)	(41.1)
Total stockholders' equity	848,404	820,439	27,965	3.4
Total liabilities and stockholders' equity	$7,259,038	$6,615,318	$643,720	9.7%
Total assets increased due primarily to increases in cash and cash equivalents and total investment securities. The change in total investment securities included the transfer of $244.8 million of investment securities available for sale to investment securities held to maturity in order to mitigate market price volatility and its impact to accumulated comprehensive income within stockholders' equity. These increases were primarily the result of the significant increase in total deposits, which is discussed in more detail in the "Deposit Activities Overview" section below. The increase in total assets was offset partially by a decrease in loan receivable, net, which is discussed in more detail in the "Lending Activities Overview" section below.

Lending Activities Overview
Changes by loan type
The Bank is a full-service commercial bank which originates a wide variety of loans with a focus on commercial business loans. Loans receivable decreased $514.8 million compared to December 31, 2020 due primarily to a decrease in SBA PPP loans as a result of forgiveness payments received from the SBA in excess of originations, a decrease in demand for commercial and industrial loans and a decrease in consumer loans primarily from continued runoff of the indirect auto loan portfolio following the cessation of this business line during the three months ended March 31, 2020. Offsetting these decreases was an increase in CRE loans which includes the transfer of completed projects from real estate construction and land development loans.

The following table provides a comparison of the changes in the Company's loan portfolio by type of loan at the dates indicated:

	September 30, 2021		December 31, 2020
	Balance (1)	% of Total (2)	Balance (1)	% of Total (2)	Change	Percentage Change
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$652,776	16.5%	$733,098	16.4%	$(80,322)	(11.0)%
SBA PPP	266,896	6.8	715,121	16.0	(448,225)	(62.7)
Owner-occupied CRE	907,568	23.0	856,684	19.2	50,884	5.9
Non-owner occupied CRE	1,459,795	36.8	1,410,303	31.5	49,492	3.5
Total commercial business	3,287,035	83.1	3,715,206	83.1	(428,171)	(11.5)
Residential real estate (3)	125,697	3.2	122,756	2.7	2,941	2.4
Real estate construction and land development:
Residential	90,081	2.3	78,259	1.8	11,822	15.1
Commercial and multifamily	205,516	5.2	227,454	5.1	(21,938)	(9.6)
Total real estate construction and land development	295,597	7.5	305,713	6.9	(10,116)	(3.3)
Consumer	245,555	6.2	324,972	7.3	(79,417)	(24.4)
Total	$3,953,884	100.0%	$4,468,647	100.0%	$(514,763)	(11.5)%
(1) Balances do not include unfunded loan commitments.
(2) Percent of loans receivable.
(3) Excludes loans held for sale of $2.6 million and $4.9 million at September 30, 2021 and December 31, 2020, respectively.
SBA Paycheck Protection Program
The Company has supported its community and customers during the COVID-19 pandemic through its participation in the SBA's PPP. The Company has identified its SBA PPP loans separately in two tranches based on the date of origination with the first tranche comprised of the SBA PPP loans originated in accordance with the CARES Act ("PPP1") and the second tranche comprised of SBA PPP loans originated under the SBA's PPP in accordance with the CA Act ("PPP2"). The SBA PPP ended on May 31, 2021.
The Bank earns 1% interest on these loans as well as a fee from the SBA to cover processing costs, which is amortized over the life of the loan and recognized fully at payoff or forgiveness. The Bank began processing loan forgiveness applications and receiving SBA PPP forgiveness payments during the three months ended December 31, 2020.
The following are key statistics of the Company's SBA PPP loan activity for both tranches since inception:

	As of September 30, 2021
	PPP1	PPP2	Total SBA PPP
	(Dollars in thousands)
Total number of funded loans	4,642	2,542	7,184
Total amount funded	$897,353	$380,014	$1,277,367
Average funded loan size	$193	$149	$178
Total net fees deferred at funding	$28,805	$16,041	$44,846
The following table summarizes key statistics of the SBA PPP loans as of and for the period indicated:

	As of or for the Three Months Ended
	September 30, 2021
	PPP1	PPP2	Total SBA PPP
	(In thousands)
Net deferred fees recognized during the period	$2,276	$4,754	$7,030
Net deferred fees unrecognized as of period end	280	9,055	9,335
Principal payments received during the period, including forgiveness payments from the SBA	179,030	105,355	284,385
Amortized cost as of period end	19,683	247,213	266,896

Nonperforming Assets and Credit Quality Metrics
The following table provides information about our nonaccrual loans, other real estate owned and performing TDR loans for the dates indicated:

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Nonaccrual loans:
Commercial business	$25,243	$56,786
Residential real estate	51	184
Real estate construction and land development	571	1,022
Consumer	29	100
Total nonaccrual loans	25,894	58,092
Other real estate owned	—	—
Total nonperforming assets	$25,894	$58,092

ACL on loans	$48,317	$70,185
Nonperforming loans to loans receivable	0.65%	1.30%
ACL on loans to nonperforming loans	186.60	120.82
Nonperforming assets to total assets	0.36	0.88

Performing TDR loans:
Commercial business	$58,633	$49,403
Residential real estate	361	188
Real estate construction and land development	450	1,926
Consumer	1,240	1,355
Total performing TDR loans	$60,684	$52,872

Accruing loans past due 90 days or more	$—	$—

Nonaccrual Loans
Nonaccrual loans decreased $32.2 million to 0.65% of loans receivable and 0.36% of total assets at September 30, 2021 from 1.30% of loans receivable and 0.88% of total assets at December 31, 2020. The following table reflects the changes in nonaccrual loans during the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
Nonaccrual loans
Balance, beginning of period	$58,092	$44,525
Additions to nonaccrual loan classification	1,162	24,679
Net principal payments and transfers to accruing status	(13,351)	(4,277)
Payoffs	(19,317)	(10,951)
Charge-offs	(692)	(1,102)
Transfer to OREO	—	(270)
Balance, end of period	$25,894	$52,604
The decrease in nonaccrual loans during the nine months ended September 30, 2021 was due primarily to payoffs, including a payoff of an agricultural business relationship of $10.7 million, which was initially classified as nonaccrual during the three months ended September 30, 2019, and the return to accrual status of an owner-occupied CRE relationship of $7.0 million. The Company recovered $1.5 million of interest and fees on loans related to the payoff of the agricultural business relationship.

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
The following table provides information regarding changes in the ACL on loans at and for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
ACL on loans at the beginning of the period	$51,562	$71,501	$70,185	$36,171
Impact of CECL Adoption	—	—	—	1,822
Adjusted ACL on loans, beginning of period	51,562	71,501	70,185	37,993
Charge-offs:
Commercial business	(743)	(507)	(757)	(3,553)
Real estate construction and land development	—	—	(1)	—
Consumer	(204)	(335)	(509)	(1,141)
Total charge-offs	(947)	(842)	(1,267)	(4,694)
Recoveries:
Commercial business	385	80	735	1,220
Residential real estate	—	—	—	3
Real estate construction and land development	8	139	28	160
Consumer	161	142	444	433
Total recoveries	554	361	1,207	1,816
Net charge-offs	(393)	(481)	(60)	(2,878)
(Reversal of) provision for credit losses on loans	(2,852)	2,320	(21,808)	38,225
ACL on loans at the end of period	$48,317	$73,340	$48,317	$73,340
Net charge-offs on loans to average loans receivable, net (1)	(0.04)%	(0.04)%	—%	(0.09)%

Loans receivable at the end of the period	$3,953,884	$4,666,730	$3,953,884	$4,666,730
Average loans receivable, net during the period (2)	4,005,585	4,605,389	4,297,875	4,266,598
(1) Annualized.
(2) The average loan balances are net of the ACL on loans and include loans held for sale.
The ACL on loans decreased $21.9 million, or 31.2%, to $48.3 million, or 1.22% of loans receivable, at September 30, 2021 from $70.2 million, or 1.57% of loans receivable, at December 31, 2020. The decrease in the ACL on loans was due primarily to a reversal of provision for credit losses on loans of $21.8 million recorded during the nine months ended September 30, 2021 following improvements in the economic forecast used in the CECL model at September 30, 2021 as compared to the forecast at December 31, 2020. The ACL on loans does not include a reserve for SBA PPP loans as these loans are fully guaranteed by the SBA. The ACL on loans receivable, excluding SBA PPP loans was 1.31% and 1.87% at September 30, 2021 and December 31, 2020, respectively. See "Reconciliations of Non-GAAP Measures" for the calculation of the ACL on loans receivable, excluding SBA PPP.

Deposits and Other Borrowings Overview
The following table summarizes the Company's deposits at the dates indicated:

	September 30, 2021		December 31, 2020
	Balance	% of Total	Balance	% of Total	Change	Percentage Change
	(Dollars in thousands)
Noninterest demand deposits	$2,299,248	37.0%	$1,980,531	35.4%	$318,717	16.1%
Interest bearing demand deposits	1,870,618	30.1	1,716,123	30.7	154,495	9.0
Money market accounts	1,072,427	17.3	962,983	17.2	109,444	11.4
Savings accounts	617,469	9.9	538,819	9.6	78,650	14.6
Total non-maturity deposits	5,859,762	94.3	5,198,456	92.9	661,306	12.7
Certificates of deposit	355,796	5.7	399,534	7.1	(43,738)	(10.9)
Total deposits	$6,215,558	100.0%	$5,597,990	100.0%	$617,568	11.0%
The increase in deposits is primarily due to proceeds from SBA PPP loans originated during the nine months ended September 30, 2021 which were deposited directly into the customers' deposit accounts.
The Bank also utilizes securities sold under agreement to repurchase, which are secured by investment securities, as a supplement to its funding sources. As of September 30, 2021 and December 31, 2020, three customers utilized this product with total balances of $44.1 million and $35.7 million, respectively.
In addition to deposits and securities sold under agreement to repurchase, borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets.
The Company has junior subordinated debentures with a par value of $25.0 million which pay quarterly interest based on the three-month LIBOR plus 1.56% and mature in 2037. The balance of the junior subordinated debentures was $21.1 million at September 30, 2021, which reflects the fair value of the junior subordinated debentures established as part of the merger with Washington Banking Company on May 1, 2014, adjusted for the accretion of discount from purchase accounting fair value adjustment.
Additionally, the Bank maintained credit facilities with the FHLB for $992.3 million and credit facilities with the Federal Reserve Bank for $50.2 million at September 30, 2021. There were no FHLB or Federal Reserve Bank advances outstanding under either facility at September 30, 2021 and these credit facilities were not utilized during the nine months ended September 30, 2021. The average balance of FHLB advances was $2.0 million during the nine months ended September 30, 2020. The credit facility with the Federal Reserve Bank was not utilized during the nine months ended September 30, 2020.
The Bank also maintains lines of credit with five correspondent banks to purchase federal funds totaling $215.0 million as of September 30, 2021. These lines of credit were not utilized during both the nine months ended September 30, 2021 and 2020.

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
Heritage Bank: The principal objective of the Bank’s liquidity management program is to maintain the ability to meet day-to-day cash flow requirements of its customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. The Bank monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and the repayment and maturities of loans and investment securities, the Bank can utilize established credit facilities and lines of credit totaling $1.26 billion, as discussed in the Deposits and Other Borrowings Overview section above or may initiate the sale of investment securities.
Heritage Financial Corporation: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations. At September 30, 2021, the Company (on an unconsolidated basis) had cash and cash equivalents of $9.8 million.
We are required to maintain an adequate level of liquidity to ensure the availability of sufficient funds for loan originations and deposit withdrawals, satisfy other financial commitments and fund operations. We generally maintain sufficient cash and investments to meet short-term liquidity needs. At September 30, 2021, cash and cash equivalents totaled $1.63 billion, or 22.5% of total assets. Management considers unpledged investment securities available for sale to be another source of liquidity. The fair value of investment securities available for sale that were unpledged totaled $589.7 million, or 8.1% of total assets, at September 30, 2021. The fair value of investment securities available for sale with maturities of one year or less totaled $37.2 million, or 0.5% of total assets, at September 30, 2021.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $50.7 million for the nine months ended September 30, 2021, and primarily consisted of net income of $78.6 million, offset partially by non-cash adjustments, including reversal of provision for credit losses of $24.3 million and depreciation, amortization, and accretion of $18.4 million. During the nine months ended September 30, 2021, net cash provided by investing activities was $257.7 million, which consisted primarily of net loan repayments of $555.8 million (including SBA PPP loan principal reduction of $834.4 million compared to SBA PPP originations of $380.0 million) and net cash use in investment securities of $286.5 million (including $488.4 million of purchases). Net cash provided by financing activities was $583.0 million for the nine months ended September 30, 2021 and primarily consisted of a net increase in deposits of $617.6 million, as discussed above.

Stockholders' Equity and Regulatory Capital Requirements Overview
The Company’s stockholders' equity to assets ratio was 11.7% and 12.4% at September 30, 2021 and December 31, 2020, respectively. The following table reflects the changes to stockholders' equity during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Balance, beginning of period	$855,984	$793,652	$820,439	$809,311
Cumulative effect from change in accounting policy(1)	—	—	—	(5,615)
Net income	20,592	16,636	78,638	22,688
Dividends declared	(7,170)	(7,227)	(21,753)	(21,796)
Other comprehensive (loss) income, net of tax	(1,327)	(773)	(10,284)	14,830
Repurchase of common stock	(20,641)	(7)	(21,398)	(19,105)
Other	966	848	2,762	2,816
Balance, end of period	$848,404	$803,129	$848,404	$803,129
(1) Effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses.
The Company repurchased 841,088 and 797,700 shares under the Company's stock repurchase plans during the nine months ended September 30, 2021 and 2020, respectively. In addition to the stock repurchases under a plan, the Company repurchased shares to pay withholding taxes on the vesting of restricted stock awards and units.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On October 20, 2021, the Company’s Board of Directors declared a regular quarterly dividend of $0.21 per common share which is payable on November 17, 2021 to shareholders of record on November 3, 2021.
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Condensed Consolidated Financial Statements. Management believes that as of September 30, 2021, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of September 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories. The following table represents the minimum required ratios of the Company and the Bank and the actual capital ratios at the periods indicated:

	Minimum Requirements		Well-Capitalized Requirements		Actual
	(Dollars in thousands)
As of September 30, 2021:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$199,287	4.5%	N/A	N/A	$590,146	13.3%
Tier 1 leverage capital to average assets	277,963	4.0	N/A	N/A	611,253	8.8
Tier 1 capital to risk-weighted assets	265,716	6.0	N/A	N/A	611,253	13.8
Total capital to risk-weighted assets	354,289	8.0	N/A	N/A	654,014	14.8
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	199,130	4.5	$287,632	6.5%	598,297	13.5
Tier 1 leverage capital to average assets	277,867	4.0	347,334	5.0	598,297	8.6
Tier 1 capital to risk-weighted assets	265,507	6.0	354,009	8.0	598,297	13.5
Total capital to risk-weighted assets	354,009	8.0	442,512	10.0	641,058	14.5
As of December 31, 2020:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$203,314	4.5%	N/A	N/A	$555,644	12.3%
Tier 1 leverage capital to average assets	256,216	4.0	N/A	N/A	576,531	9.0
Tier 1 capital to risk-weighted assets	271,086	6.0	N/A	N/A	576,531	12.8
Total capital to risk-weighted assets	361,448	8.0	N/A	N/A	633,061	14.0
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	203,112	4.5	$293,383	6.5%	563,630	12.5
Tier 1 leverage capital to average assets	256,051	4.0	320,064	5.0	563,630	8.8
Tier 1 capital to risk-weighted assets	270,815	6.0	361,087	8.0	563,630	12.5
Total capital to risk-weighted assets	361,087	8.0	451,359	10.0	620,124	13.7
As of both September 30, 2021 and December 31, 2020, the capital measures reflect the revised CECL capital transition provisions adopted by the Federal Reserve and the FDIC that allow the Bank the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period.
Under applicable capital requirements both the Company and the Bank are required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. At September 30, 2021, the capital conservation buffer was 6.8% and 6.5% for the Company and the Bank, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)
Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans, annualized:
Interest and fees on loans (GAAP)	$46,863	$47,647	$147,137	$142,328
Exclude SBA PPP loan interest and fees	(8,042)	(5,810)	(27,180)	(10,733)
Exclude incremental accretion on purchased loans	(681)	(944)	(2,250)	(2,651)
Adjusted interest and fees on loans (non-GAAP)	$38,140	$40,893	$117,707	$128,944

Average loans receivable, net (GAAP)	$4,005,585	$4,605,389	$4,297,875	$4,266,598
Exclude average SBA PPP loans	(392,570)	(863,127)	(665,681)	(511,461)
Adjusted average loans receivable, net (non-GAAP)	$3,613,015	$3,742,262	$3,632,194	$3,755,137

Loan yield, annualized (GAAP)	4.64%	4.12%	4.58%	4.46%
Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans, annualized (non-GAAP)	4.19%	4.35%	4.33%	4.59%

The Company considers presenting the ratio of ACL on loans to loans receivable, excluding SBA PPP loans, to be a useful measurement in evaluating the adequacy of the Company's ACL on loans as the balance of SBA PPP loans is significant to the loan portfolio, and since SBA PPP loans are guaranteed by the SBA, the Company has not provided an ACL on loans for SBA PPP loans.

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
ACL on loans to loans receivable, excluding SBA PPP loans:
Allowance for credit losses on loans (GAAP)	$48,317	$70,185

Loans receivable (GAAP)	$3,953,884	$4,468,647
Exclude SBA PPP loans	266,896	715,121
Loans receivable, excluding SBA PPP (non-GAAP)	$3,686,988	$3,753,526

ACL on loans to loans receivable (GAAP)	1.22%	1.57%
ACL on loans to loans receivable, excluding SBA PPP loans (non-GAAP)	1.31%	1.87%

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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s

Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2021 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Repurchase Plans
The following table provides information about repurchases of common stock by the Company during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2021— July 31, 2021	95,631	$23.39	9,077,432	1,547,645
August 1, 2021— August 31, 2021	453,319	24.71	9,530,751	1,094,326
September 1, 2021— September 30, 2021	292,358	24.64	9,822,889	802,188
Total	841,308	$24.54
(1)Of the common shares repurchased by the Company between July 1, 2021 and September 30, 2021, 220 of the shares represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units.
(2)On March 12, 2020 the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares, under the twelfth stock repurchase plan.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable
ITEM 5.    OTHER INFORMATION
None

ITEM 6.     EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
10.29*	Addendum to Employment Agreement - Bryan D. McDonald	8-K	10.1	07/06/2021

10.34*	Form of Split Dollar Agreement, dated May 3, 2021, by and between Heritage Bank and Tony Chalfant	10-Q	10.34	05/05/2021

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
*Indicates management contract or compensatory plan or arrangement.
(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION

Date:
November 8, 2021	/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer

Date:
November 8, 2021	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer