Form 10-K
period 2021-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2022-02-25
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, based on the closing price of its common stock on such date, on the NASDAQ Global Select Market, of $25.02 per share, and 35,457,709 shares held by non-affiliates was $887,151,879. The registrant had 35,105,779 shares of common stock outstanding as of February 14, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
December 31, 2021

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
CECL Adoption
Bank's adoption on January 1, 2020 of FASB ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology

CMO	Collateralized Mortgage Obligation
Company	Heritage Financial Corporation and its subsidiaries
COVID Modifications	Loans with modifications made in compliance with the CARES Act, as amended, and related regulatory guidance
COVID-19 Pandemic	Coronavirus Disease of 2019 Pandemic
CRE	Commercial real estate
DEI	Diversity, Equity, and Inclusion
DFI	Division of Banks of the Washington State Department of Financial Institutions
Dodd Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010
Economic Growth Act	Economic Growth, Regulatory Relief and Consumer Protection Act
Equity Plan	Heritage Financial Corporation 2014 Omnibus Equity Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
Federal Reserve Bank	Federal Reserve Bank of San Francisco
FHLB	Federal Home Loan Bank of Des Moines
FOMC	Federal Open Market Committee within the Federal Reserve System
Form 10-K	Company's Annual Report on Form 10-K
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offering Rate
LIHTC	Low-Income Housing Tax Credit partnerships
NMTC	New Market Tax Credits
MBS	Mortgage-backed security
OCC	Office of the Comptroller of the Currency
PCD	Purchased Credit Deteriorated; loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected; accounted for under FASB ASC 326
PCI	Purchased Credit Impaired; loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected; accounted for under FASB ASC 310-30
Plan	Heritage Financial Corporation 401(k) Profit Sharing Plan and Trust
PPP	Paycheck Protection Program
Proxy Statement	Definitive proxy statement for the annual meeting of shareholders to be held on May 3, 2022
Related Party	Certain directors, executive officers and their affiliates
ROU	Right-of-Use

SBA	Small Business Administration
SEC	Securities and Exchange Commission
SM	Special Mention
SOFR	Secured Overnight Financing Rate
SS	Substandard
TDR	Troubled debt restructured
Unfunded Commitments	Off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments
USDA	United States Department of Agriculture

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
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
•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods and as a result of the CARES Act and the CA Act; and
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and the other risks detailed from time to time in our filings with the SEC including this Form 10-K.

PART I
ITEM 1.        BUSINESS
Overview
Heritage Financial Corporation is a bank holding company that was incorporated in the State of Washington in August 1997. We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiary and single reportable segment, Heritage Bank.
Heritage Bank is headquartered in Olympia, Washington and conducts business from its 49 branch offices located primarily along the I-5 corridor in western Washington and the greater Portland, Oregon area. We additionally have offices located in central Washington, primarily in Yakima County. The deposits of the Bank are insured by the FDIC.
During the last two years, the Company consolidated 13 branches to create a more efficient branch footprint, reducing the branch count to 49 at December 31, 2021 from 62 at December 31, 2019. The Bank integrated these locations into other branches within its network. These actions were the result of the Bank’s increased focus on balancing physical locations and digital banking channels, driven by increased customer usage of online and mobile banking and a commitment to improve digital banking technology.
Our business consists primarily of commercial lending and deposit relationships with small and medium sized businesses and their owners in our market areas and attracting deposits from the general public. We also make real estate construction and land development loans, consumer loans and residential real estate loans for sale or investment purposes on residential properties located primarily in our market.
General Development of Business
During the last two years, the Bank participated in the SBA's PPP in accordance with the CARES Act and CA Act. The CARES Act initially amended the SBA’s loan program, in which the Bank participates, to create a guaranteed, unsecured loan program, the PPP, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the COVID-19 Pandemic. Through the conclusion of the program on May 31, 2021, the Bank had funded 7,184 SBA PPP loans totaling $1.28 billion with an average loan size of $178,000. As of December 31, 2021, total funded SBA PPP loans decreased to $145.8 million, net of unamortized net deferred fees of $4.9 million, due primarily to principal and interest forgiveness payments from the SBA as the Bank began accepting and processing the forgiveness applications during the three months ended December 31, 2020. During the years ended December 31, 2021 and 2020, SBA PPP loans provided an additional $32.1 million and $19.5 million, respectively, of interest and fee income on loans.
A combination of new deposit relationships obtained in conjunction with the SBA PPP lending process and existing customers maintaining higher cash balances due to the COVID-19 Pandemic also caused a material impact to our deposit balances, which increased $1.80 billion, or 39.2%, to $6.38 billion at December 31, 2021 from $4.58 billion at December 31, 2019 and cash balances, which increased $1.49 billion, or 654.0%, to $1.72 billion at December 31, 2021 from $228.6 million at December 31, 2019, which was before the start of the COVID-19 Pandemic.
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
Focus on asset quality. A strong credit culture is a high priority for us. We have a well-developed credit approval structure that has enabled us to maintain a standard of asset quality that we believe has moderate risk while at the same time allowing us to achieve our lending objectives. We will continue to focus on loan types and markets that we know well and where we have a historical record of success. We focus on loan relationships that are well-diversified in both size and industry types. With respect to commercial business lending, which is our predominant lending activity, we view ourselves as cash-flow lenders obtaining additional support from realistic collateral values, personal guarantees and other secondary sources of repayment. We have a problem loan resolution process that is focused on quick detection and implementing feasible solutions and subject our loans to periodic internal loan reviews.
Maintain a strong balance sheet. In addition to our focus on underwriting, we believe the strength of our balance sheet provides us with the flexibility to manage through a variety of scenarios including additional growth-related activities. Our liquidity position was also strong, with $1.72 billion in cash and cash equivalents as of December 31, 2021. As of December 31, 2021, the regulatory capital ratios of the Bank were well in excess of the levels required for “well-capitalized” status, and our consolidated common equity tier 1 capital to risk-weighted assets, leverage capital, Tier 1 risk-based capital, and total risk-based capital ratios were 13.5%, 8.7%, 13.9% and 14.8%, respectively.
Focused deposit growth. Our strategic focus is to continuously grow deposits with emphasis on total relationship banking with our business and retail customers. We continue to seek to increase our market share in the communities we serve by providing exceptional customer service, focusing on relationship development with local businesses and strategic branch expansion. Our primary focus is to maintain a high level of non-maturity deposits to internally fund our loan growth with a low reliance on maturity (certificate) deposits. At December 31, 2021, our non-maturity deposits were 94.6% of our total deposits. Our technology-based products, including online personal financial management, business cash management and business remote deposit products enable us to compete effectively with banks of all sizes. Our retail and commercial management teams are well-seasoned and have strong ties to the communities we serve with a strong focus on relationship building and customer service.
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
Recruit and retain highly competent personnel to execute our strategies. Our compensation and staff development programs are aligned with our strategies to grow our loans and non-maturity deposits while maintaining our focus on asset quality. Our incentive systems are designed to achieve balanced, high quality asset growth while maintaining appropriate mechanisms to reduce or eliminate incentive payments when appropriate. Our equity compensation programs and retirement benefits are designed to build and encourage employee ownership at all levels of the Company and we align employee performance objectives with corporate growth strategies and shareholder value. We have a strong corporate culture, which is supported by our commitment to internal development and promotion from within as well as the retention of management and officers in key roles.
There have been no material changes to our business strategy during the years ended December 31, 2021 and 2020, except for our participation in the SBA's PPP.
History
The Bank was established in 1927 as a federally-chartered mutual savings bank. In 1992, the Bank converted to a state-chartered mutual savings bank under the name Heritage Savings Bank. Through the mutual holding company reorganization of the Bank and the subsequent conversion of the mutual holding company, the Bank became a stock savings bank and a wholly-owned subsidiary of the Company effective August 1997. Effective September 1, 2004, Heritage Savings Bank switched its charter from a state-chartered savings bank to a state-chartered commercial bank and changed its legal name from Heritage Savings Bank to Heritage Bank. The following table lists major combinations completed by the Company:

Type of Combination	Date of Combination	Acquired Holding Company Name	Acquired Bank Name	Total Assets Acquired (in millions)
Purchase	June 1998	North Pacific Bancorporation	North Pacific Bank	$85
Purchase	March 1999	Washington Independent Bancshares, Inc.	Central Valley Bank	61
Purchase	June 2006	Western Washington Bancorporation	Washington State Bank, N.A.	57
FDIC Assisted	August 2010	n/a	Cowlitz Bank	345
FDIC Assisted	November 2010	n/a	Pierce Commercial Bank	211
Purchase	January 2013	n/a	Northwest Commercial Bank	65
Purchase	July 2013	Valley Community Bancshares, Inc.	Valley Bank	237
Merger	May 2014	Washington Banking Company	Whidbey Island Bank	1,657
Purchase	January 2018	Puget Sound Bancorp, Inc.	Puget Sound Bank	571
Purchase	July 2018	Premier Commercial Bancorp	Premier Community Bank	387

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
Savings Accounts. Deposits are interest bearing provided that a minimum balance is maintained to avoid service charges.
Certificate of Deposit Accounts. Deposits require a minimum deposit of $2,500 and have maturities ranging from three months to five years. Jumbo certificate of deposit accounts are offered in amounts of $100,000 or more for terms of seven days to one year.
Our personal checking accounts feature an array of benefits and options, including online banking, online statements, mobile banking with mobile deposit, VISA debit cards and access to more than 37,000 surcharge free Automated Teller Machines through the MoneyPass network.
We also offer investment advice through a Wealth Management department that provides objective advice from trusted advisers.
Lending Activities
Our lending activities are conducted through the Bank. While our focus is on commercial business lending, we also originate consumer loans, real estate construction and land development loans and residential real estate loans. Our loans are originated under policies that are reviewed and approved annually by our Board of Directors. In addition, we have established internal lending guidelines that are updated as needed. These policies and guidelines address underwriting standards, structure and rate considerations, and compliance with laws, regulations and internal lending limits. We conduct post-approval reviews on selected loans and routinely perform internal loan reviews of our loan portfolio to confirm credit quality, proper documentation and compliance with laws and regulations. Loan repayments are considered one of the primary sources of funding for the Bank.
Commercial Business Lending
At December 31, 2021 we had $3.19 billion, or 83.7% of our loans receivable, in commercial business loans. We offer different types of commercial business loans, including lines of credit, term equipment financing and term owner-occupied and non-owner occupied commercial real estate loans. We also originate loans that are guaranteed by the U.S. SBA, for which the Bank is a “preferred lender”, the U.S. Department of Agriculture and the Federal Agricultural Mortgage Corporation. Before extending credit to a business, we review and analyze the borrower’s management ability, financial history, including cash flow of the borrower and all guarantors, and the liquidation value of the collateral. Emphasis is placed on having a comprehensive understanding of the borrower’s global cash flow and performing necessary financial due diligence.
We originate commercial real estate loans within our primary market areas with a preference for loans secured by owner-occupied properties. Our underwriting standards require that non-owner occupied and owner-occupied commercial real estate loans not exceed 75% and 80%, respectively, of the lower of appraised value at origination or cost of the underlying collateral. Cash flow debt coverage covenant requirements typically range from 1.15 times to 1.25 times, depending on the type of property. Actual debt service coverage is usually higher than required covenant thresholds, as loan sizing requires sensitized coverage using an "underwriting" interest rate that is higher than the note rate.
Commercial real estate loans typically involve a greater degree of risk than residential real estate loans. Payments on loans secured by commercial real estate properties are dependent on successful operation and management of the properties and repayment of these loans may be affected by adverse conditions in the real estate market or the economy. We seek to minimize these risks by determining the financial condition of the borrower and any tenants, the quality and value of the collateral, and the management of the property securing the loan. We also generally obtain personal guarantees from the owners of the collateral after a thorough review of personal financial statements. In addition, we review a majority of the individual loans within our commercial real estate loan portfolio annually for various performance related criteria and stress-test loans for potential changes in interest rates, occupancy and collateral values.
See also Item 1A. Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss.
The Bank may enter into non-hedging interest rate swap contracts with commercial customers to accommodate their business needs. For additional information, see Note (8) Derivative Financial Instruments of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.

Residential Real Estate Loans, Originations and Sales
At December 31, 2021, residential real estate loans totaled $164.6 million, or 4.3% of our loans receivable. The majority of our residential real estate loans are secured by single-family residences located in our primary market areas. Our underwriting standards require that residential real estate loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms typically range from 15 to 30 years. As part of our asset/liability management strategy, we also sell originated residential real estate loans in the secondary market with no recourse and servicing released.
Real Estate Construction and Land Development
At December 31, 2021, we had $226.9 million, or 5.9% of our loans receivable, in real estate construction and land development loans, including residential construction loans and commercial and multifamily construction loans.
We originate residential construction loans for the construction of single-family custom homes (where the home owner is the borrower). We also provide financing to builders for the construction of pre-sold homes and speculative residential property. Because of the higher risks present in the residential construction industry, our lending to builders is limited to those who have demonstrated a favorable record of performance and who are building in markets that management understands. We further endeavor to limit our construction lending risk through adherence to strict underwriting guidelines and procedures. Speculative construction loans are short term in nature and have a variable rate of interest. We require builders to have tangible equity in each construction project; have prompt and thorough documentation of all draw requests; and we inspect the project prior to paying any draw requests.
Commercial and multifamily construction loans also have a higher risk because of the construction element and lease-up, if not pre-leased. As a result, this type of construction loan is made only to strong borrowers with sufficient equity into the project and additional resources they can draw on if needed. The Bank performs due diligence to gain comfort that the experience of the general contractor is sufficient to finish the project on budget and on time. Project feasibility is also important and our lenders ensure the project is economically viable. Commercial and multifamily construction loans are monitored through cost reviews, regulatory-compliant appraisals, sufficient equity, engineering inspections and controlled disbursements.
See also Item 1A. Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss.
Consumer
At December 31, 2021, we had $232.5 million, or 6.1% of our loans receivable, in consumer loans. We originate consumer loans and lines of credit that are both secured and unsecured.
During the three months ended March 31, 2020, we ceased indirect auto loan originations, which are classified as consumer loans within loans receivable. These indirect consumer loans are secured by new and used automobile and recreational vehicles and were originated indirectly by established and well-known dealers located in our market areas. In addition, the indirect loans purchased were made to only prime borrowers. At December 31, 2021, we had $117.3 million, or 3.1% of our loans receivable, in indirect auto loans remaining, which is a decrease of 58.7% from $284.0 million as of December 31, 2019, which approximates the balance of indirect auto loans before the runoff of this portfolio started. The majority of our remaining consumer loans are for relatively small amounts disbursed among many individual borrowers.
Supervision and Regulation
We are subject to extensive legislation, regulation, and supervision under federal law and the law of Washington State, which are both primarily intended to protect depositors and the FDIC, and not shareholders. Additionally, the Consumer Financial Protection Bureau is responsible for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements.
Any change in applicable laws, regulations, or regulatory policies may have a material effect on our business, operations, and prospects. We cannot predict the nature or the extent of the effects on our business and earnings that any fiscal or monetary policies or new Federal or State legislation may have in the future.
The following is a summary discussion of certain laws and regulations applicable to the Company and the Bank which is qualified in its entirety by reference to the actual laws and regulations.
Heritage Financial Corporation
As a bank holding company registered with the Federal Reserve, we are subject to comprehensive regulation and supervision by the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. This regulation and supervision is generally intended to ensure that we limit our activities to those allowed by law and that we operate in a safe and sound manner without endangering the financial health of the Bank. We are required to file annual and periodic reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine us, and any of our subsidiaries, and assess us for the cost of such examination.
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
Bank regulations also require bank holding companies and banks to maintain minimum capital ratios and capital conservation buffer. For additional information, see “Capital Adequacy” below. In addition, under Washington corporate law, a company generally may not pay dividends if, after that payment, the company would not be able to pay its liabilities as they become due in the usual course of business or its total assets would be less than its total liabilities.
Any subsidiaries which we may control are considered “affiliates” of the Company within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to numerous restrictions. With some exceptions, we and our subsidiaries are prohibited from tying the provision of various products or services, such as extensions of credit, to other products or services offered by us, or our affiliates.
Heritage Bank
The Bank is a Washington state-chartered commercial bank, the deposits of which are insured by the FDIC, and is subject to regulation by the FDIC and the DFI.
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
The Bank pays dividends to the Company. The FDIC and the DFI also have the general authority to restrict capital distributions by the Bank, including dividends paid by the Bank to the Company. Such restrictions are generally tied to the Bank’s capital levels after giving effect to such distributions.
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
Under these capital regulations, the minimum capital ratios are: (1) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (2) a leverage ratio (the ratio of Tier 1 capital to average total adjusted assets) of 4.0%; (3) a Tier 1 capital ratio of 6.0% of risk-weighted assets; and (4) a total capital ratio of 8.0% of risk-weighted assets. Common equity Tier 1 generally consists of common stock; retained earnings; AOCI unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of common equity Tier 1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for credit losses up to 1.25% of risk-weighted assets. Total capital is the sum of Tier 1 and Tier 2 capital.
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
The Company’s and the Bank's required and actual capital levels as of December 31, 2021 are listed in Note (21) Regulatory Capital Requirements of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.
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
As of December 31, 2021, the Company and the Bank met all minimum capital requirements and the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. See Note (21) Regulatory Capital Requirements of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.
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
The FDIC announced that the Deposit Insurance Fund ratio surpassed 1.35% as of September 30, 2018 which triggered two changes under the regulations: surcharges on large banks (total consolidated assets of $10 billion or more) ended and small banks (total consolidated assets of less than $10 billion, which includes the Bank) were awarded assessment credits for the portion of their assessments that contributed to the growth in the Reserve Ratio from 1.15% to 1.35% to be applied when the reserve ratio is at least 1.35%. The Bank was awarded $1.2 million in small bank assessment credits of which $518,000 and $726,000 was applied against quarterly FDIC assessments during the years ended December 31, 2020 and 2019, respectively.
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
The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, risk weights for certain high-risk commercial real estate loans and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a Community Bank Leverage Ratio, which became effective January 1, 2020. The new ratio is an optional framework that is designed to reduce regulatory burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework starting in the first quarter of 2020. Qualifying community banking organizations that elect to use the Community Bank Leverage Ratio framework and that maintain a leverage ratio of greater than nine percent are considered to have satisfied the risk-based and leverage capital requirements in the agencies’ generally applicable capital rule. Additionally, such insured depository institutions are considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The leverage ratio required for purposes of the new framework is calculated as Tier 1 capital divided by average total consolidated assets, consistent with how banking organizations calculate their leverage ratio under the current rules. As of December 31, 2021, the Company and the Bank had not elected to be subject to the Community Bank Leverage Ratio.
CECL. The FASB issued a new accounting standard the Bank adopted on January 1, 2020. This standard, referred to as CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the prior method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. Concurrent with enactment of the CARES Act, federal banking agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provides banking organizations that implement CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The changes in the final rule apply only to those banking organizations that elect the CECL transition relief provided under the rule. The Company and the Bank elected this option.
See discussion of CECL Adoption in Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data
Website Access to Company Reports
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
We compete for loans principally through the range and quality of the services we provide, interest rates and loan fees, and robust delivery channels for our products and services. We actively solicit deposit-related clients and compete for deposits by offering depositors a variety of savings accounts, checking accounts, cash management and other services.
Human Capital
Demographics
As of December 31, 2021, the Bank employed 727 full-time and 40 part-time employees across Washington and

Oregon. None of these employees are represented by a collective bargaining agreement. During 2021, we hired 134 regular full-time and part-time employees. Voluntary workforce turnover (rolling 12-month attrition) was 20.76% and our average tenure was 7.6 years. Our workforce was 72% female and 28% male, and women held 70% of the bank’s management roles (including department supervisors and managers, as well as executive leadership). The average tenure of management was 10 years. The ethnicity of our workforce was 77% White, 8% Asian, 6% Hispanic, 4% Two or More Races, 2% Black, and 3% other.
Our Culture and Our People
The Company's success depends on the success of its people. As a result, the Company is focused on enhancing employee empowerment through human capital and talent management. Our strong culture was built upon adherence to a well-defined company mission and values, which aligns employees across all levels of the Company to a common goal and enables them to reach their full potential.
The Company views its employees as our most important assets, which makes training and professional development a worthy investment. We offer an array of learning opportunities through virtual and in-house courses via “Heritage Bank University”, as well as sponsoring courses through external providers, such as Ken Blanchard Company, Washington Bankers Association, Oregon Bankers Association and the Pacific Coast Banking School. We sponsor situational leadership training for leaders that focuses on communication and employee engagement.
The Company strives to maintain an environment of open communication with access to senior management, which includes quarterly all-employee virtual meetings, as well as New Employee Orientation hosted by the Chief Executive Officer. To further enhance our “listening culture” and foster open communications, we utilize a pulse survey platform to provide employees with a chance to share feedback directly with leadership throughout the year, including internal communications and COVID-19 Pandemic-related surveys. Survey results are shared with executive leadership and drive action planning. We also host Celebrate Great, an active internal peer recognition platform, where managers and employees post appreciation and recognition for co-workers and teams. The Company celebrates “Employee Appreciation Days” in the spring and fall which includes prizes, games, employee recognition and in-person events hosted by executive management. During 2021, the Puget Sound Business Journal recognized Heritage Bank as one of the Top 100 Best Workplaces in the Puget Sound.
In addition to vacation and sick leave, all employees receive at least eight hours of paid time each year specifically to use for volunteer activities of their choice in the communities where they live and work.
COVID-19
The COVID-19 Pandemic has presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Currently, a portion of our employees are working remotely, however, substantially all employees are expected to return to their go-forward working environments during the three months ended March 31, 2022. The Company continues to monitor the situation and will continue to implement measures commensurate with guidance issued by the Centers for Disease Control and state/local health authorities.
Diversity, Equity, and Inclusion
We recognize and appreciate the importance of creating an environment in which all employees feel valued, included, and empowered to do their best work. We recognize that each employee's unique experiences, perspectives, and viewpoints add value to our ability to be the leading commercial community bank in the Pacific Northwest.
The Company has a DEI plan, a Diversity Council and a DEI Officer who has been certified by the National Diversity Council. The Company's Diversity Council is made up of a diverse group of employees that acts on behalf of the Company to promote the diversity and inclusion process and works closely with senior leaders to ensure DEI initiatives align with the Company's overall strategic goals and initiatives. Both our Chief Executive Officer and Senior Vice President Chief Human Resources Officer serve as Executive Sponsors to the Company's Diversity Council. The Company's Diversity Council is a critical driver in fostering organizational change, establishing a dedicated focus on diversity, equity, and inclusion priorities. The primary role of the Company's Diversity Council is to connect DEI activities to a broader, business-driven and results-oriented strategy. Executive management and the Company's board of directors have received instructor-led, custom DEI training. In addition, all employees receive ongoing diversity training.
The objectives of the Company's DEI plan include:
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

Executive Officers
The following table sets forth information with respect to executive officers of the Company at December 31, 2021:

Name	Age as of December 31, 2021	Position	Has Served the Company or Bank Since
Jeffrey J. Deuel	63	Chief Executive Officer of Heritage Financial Corporation and Heritage Bank	2010
Donald J. Hinson	60	Executive Vice President and Chief Financial Officer of Heritage Financial Corporation and Heritage Bank	2005
Tony Chalfant	60	Executive Vice President and Chief Credit Officer of Heritage Financial Corporation and Heritage Bank	2018
Bryan McDonald	50	Executive Vice President of Heritage Financial Corporation and President and Chief Operating Officer of Heritage Bank	2014
Cindy Huntley	58	Executive Vice President and Chief Banking Officer of Heritage Bank	1988
The business experience of each executive officer is set forth below.
Jeffrey J. Deuel is the Chief Executive Officer of Heritage Bank and Heritage Financial Corporation. Mr. Deuel was promoted to President and Chief Executive Officer of Heritage Bank and President of Heritage Financial Corporation effective July 2018 and then promoted to Chief Executive Officer of Heritage Financial Corporation effective July 2019. Mr. Deuel was promoted to President and Chief Operating Officer of Heritage Bank and Executive Vice President of Heritage Financial Corporation in September 2012. In November 2010, Mr. Deuel was named Executive Vice President and Chief Operating Officer of Heritage Bank and Executive Vice President of the Company. Mr. Deuel joined Heritage Bank in February 2010 as Executive Vice President. Prior to joining Heritage, Mr. Deuel held the position of Executive Vice President Commercial Operations with JPMorgan Chase, formerly Washington Mutual. Prior to joining Washington Mutual, Mr. Deuel was based in Philadelphia where he worked for Bank United, First Union Bank, CoreStates Bank, and First Pennsylvania Bank. During his career Mr. Deuel held a variety of leadership positions in commercial banking including lending, credit administration, portfolio management, retail, corporate strategies, and support services. He earned his Bachelor’s degree at Gettysburg College.
Donald J. Hinson was promoted to Executive Vice President and Chief Financial Officer in September 2012. From 2007 to 2012, he was Senior Vice President and Chief Financial Officer. Mr. Hinson joined the Company in 2005 as Vice President and Controller. Prior to that, he served in the banking audit practice of local and national accounting firms of Knight, Vale and Gregory and RSM McGladrey from 1994 to 2005. Mr. Hinson holds a Bachelor's degree in Accounting from Central Washington University and a Bachelor's degree in Psychology from Western Washington University.
Tony Chalfant became Executive Vice President and Chief Credit Officer of Heritage Financial Corporation and Heritage Bank in July 2020. Previously, Mr. Chalfant held the title of Senior Vice President and Deputy Chief Credit Officer of Heritage Bank since July 2019. Prior to that, he served as a Regional Credit Officer since January 2018 when Heritage Bank acquired Puget Sound Bank. Mr. Chalfant served as the Chief Credit Officer for Puget Sound Bank for 13 years. Prior to joining Puget Sound Bank, Mr. Chalfant held commercial lending and leadership positions with U.S. Bank for 11 years. Mr. Chalfant started his career with the U.S. Office of Comptroller of the Currency, working there for eight years. Mr. Chalfant obtained his Bachelor's degree in Finance and Economics from Washington State University and is a graduate of the Pacific Coast Banking School.
Bryan McDonald is the President and Chief Operating Officer of Heritage Bank. Mr. McDonald was promoted to Executive Vice President and Chief Operating Officer of Heritage Bank effective July 1, 2018 and then promoted to President and Chief Operating Officer of Heritage Bank effective July 1, 2021. Mr. McDonald was promoted to Executive Vice President and Chief Lending Officer as a result of the merger between Heritage Financial and Washington Banking Company effective May 1, 2014. Previously, with Whidbey Island Bank he held the position of President and Chief Executive Officer of Whidbey Island Bank from January 2012 to May 2014. He joined Whidbey Island Bank in 2006 as Commercial Banking Manager and was promoted to Chief Operating Officer in 2010. Mr. McDonald has extensive managerial experience in various sales, credit, operations, commercial banking and residential real estate areas. Before joining the team at Whidbey Island Bank, he was Snohomish and King County Business Group Manager where he was responsible for developing all aspects of Peoples Bank's commercial banking operation in King and Snohomish County.
Cindy Huntley was appointed Executive Vice President and Chief Banking Officer in September of 2019. Cindy has been with Heritage Bank since 1988 and previously served as a Director of Retail Banking since 2006 and a Senior Vice President since 2004. During her tenure with Heritage, Ms. Huntley has held numerous positions including marketing, retail and executive support positions. She holds a Bachelor's degree in Management from the University of Northern Colorado and graduated from the Pacific Coast Banking School.

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
The COVID-19 Pandemic continues to negatively impact economic and commercial activity and financial markets, both globally and within the United States. In our market areas, stay-at-home orders, travel restrictions and closure of non-essential business and similar orders imposed across the United States to restrict the spread of the COVID-19 Pandemic in 2020 resulted in significant business and operational disruptions, including business closures, supply chain disruptions and significant layoffs and furloughs. Although local jurisdictions have subsequently lifted stay-at-home orders and moved to the opening of businesses, worker shortages, vaccine and testing requirements, new variants of COVID-19 and other health and safety recommendations have impacted the ability of businesses to return to pre-pandemic levels of activity and employment. While the overall economy has improved, disruptions to supply chains continue and significant inflation has been seen in the market. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Form 10-K could be exacerbated, including the following risks from the COVID-19 Pandemic, any of which could have a material, adverse effect on our business, financial condition, liquidity and results of operations of the Company:
•effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
•declines in demand for loans and other banking services and products, as well as a decline in the credit quality of our loan portfolio owing to the effects of the COVID-19 Pandemic in the markets served by us;
•if the economy is unable to remain open in an efficient manner, loan delinquencies, problem assets and foreclosures may increase, resulting in increased charge-offs and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•our allowance for credit losses on loans may increase if borrowers experience financial difficulties, which will adversely affect net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments;
•as long as the Federal Reserve Board’s target federal funds rate remains near 0%, the yield on assets may decline to a greater extent than the decline in the cost of interest-bearing liabilities, reducing net interest margin and spread and reducing net income;
•higher operating costs, increased cybersecurity risks and potential loss of productivity as a result of an increase in the number of employees working remotely;
•increasing or protracted volatility in the price of the Company’s common stock, which may also impair our goodwill; and
•risks to the capital markets that may impact the performance of our investment securities portfolio as well as limit our access to capital markets and other funding sources.
Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of the COVID-19 Pandemic’s effects on our business, operations or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, possible future virus variants, the effectiveness of our work-from-home arrangements, third party providers’ ability to support our operations and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.
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
•from 2006 through 2021, we completed eight acquisitions or mergers, including one acquisition in 2006, two acquisitions during 2010, two acquisitions during 2013, one merger in 2014 and two acquisitions in 2018 that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future;
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
Repayment of our commercial business loans, consisting of commercial and industrial loans as well as owner-occupied and non-owner occupied commercial real estate loans, is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. We offer different types of commercial business loans to a variety of businesses in industries such as real estate and rental and leasing, healthcare, accommodation and food services, retail trade and construction. The primary types of commercial business loans offered are lines of credit, term equipment financing and term real estate loans. We also originate loans that are guaranteed by the SBA and we are a “preferred lender” of the SBA. Commercial business lending involves risks that are different from those associated with residential real estate lending. Our commercial business loans are primarily made based on our assessment of the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower's cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although these commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial business loans depends primarily on the cash flow and creditworthiness of the borrower and secondarily on the underlying collateral provided by the borrower. In addition, as part of our commercial business lending activities, we originate agricultural loans. Payments on agricultural loans are typically dependent on the profitable operation or management of the related farm property and the success of the farm may be affected by many factors outside the control of the borrower, including adverse weather conditions that prevent the planting of a crop or limit crop yields (such as hail, drought and floods), loss of livestock due to disease or other factors, declines in market prices for agricultural products (both domestically and internationally), changes in the economy (such as tariffs) and the impact of government regulations (including changes in price supports, subsidies and environmental regulations). In addition, many farms are dependent on a limited number of key individuals whose injury or death may significantly affect the successful operation of the farm. If the cash flow from a farming operation is diminished, the borrower’s ability to repay the loan may be impaired. Consequently, agricultural loans may involve a greater degree of risk than other types of loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as farm equipment (some of which is highly specialized with a limited or no market for resale), or assets such as livestock or crops. In such cases, any repossessed collateral for a defaulted agricultural operating loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation or because the assessed value of the collateral exceeds the eventual realization value.
At December 31, 2021, our commercial business loans totaled $3.19 billion, or 83.7% of our total loan portfolio, of which $23.1 million, or 0.7%, were classified as nonaccrual at December 31, 2021. The majority of the nonperforming commercial business loans were secured by real estate. Within commercial business loans, agricultural loans totaled $64.7 million, or 1.7% of our total loan portfolio and 2.0% of our commercial business loans at December 31, 2021. Nonaccrual agricultural loans totaled $5.1 million, or 21.5% of nonaccrual loans at December 31, 2021.
Our owner and non-owner occupied commercial real estate loans, which include multifamily residential real estate loans, involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers. We originate commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve higher principal amounts than other types of loans and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired.
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
As of December 31, 2021, our owner and non-owner occupied commercial real estate loans totaled $2.42 billion, or 63.6% of our total loan portfolio, of which $12.8 million, or 0.5%, were classified as nonaccrual at December 31, 2021.
Our real estate construction and land development loans are based upon estimates of costs and net operating income and the related value associated with the completed project. These estimates may be inaccurate. Construction lending involves additional risks when compared with permanent commercial and residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the complete project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in demand and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of our borrowers are builders with more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and more costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser's borrowing costs, thereby possibly reducing the borrower's ability to finance the project upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is added risk associated with identifying an end-tenant or end-purchaser for the finished project. Land development loans also pose additional risk because of the lack of income being produced by the property and potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions.
As of December 31, 2021, our real estate construction and land development loans totaled $226.9 million, or 5.9% of our total loan portfolio, of which $85.5 million, or 2.2% of our total loan portfolio, were residential construction and $141.3 million, or 3.7% of our total loan portfolio, were commercial and multifamily construction. Within this category, $571,000, or 0.3% of our total real estate construction and land development loans, were classified as nonaccrual at December 31, 2021.

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
The determination of the appropriate level of ACL on loans inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the ACL on loans may not be sufficient to cover credit losses inherent in our loan portfolio, resulting in the need for increases in our ACL on loans through the provision for credit losses. Management also recognizes that significant new growth in loan segments and new loan products can result in loans segments comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our ACL on loans may be insufficient to absorb losses without significant additional provisions.
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
For the year ended December 31, 2021 we recorded a reversal of provision for credit loss on loans of $27.3 million compared to a provision for credit loss on loans of $35.4 million for the year ended December 31, 2020 due primarily to changes in forecasted economic conditions attributable to the COVID-19 Pandemic during each period. At December 31, 2021 our total nonaccrual loans were $23.8 million, or 0.62% of loans receivable, compared to $58.1 million, or 1.30% of loans receivable, at December 31, 2020. Generally, our nonaccrual loans reflect operating difficulties of individual borrowers, which may be the result of current economic conditions.
General economic conditions tend to impact loan segments at varying degrees. At December 31, 2021, our commercial and industrial loan portfolio represented 43.3% of our nonaccrual loans, which was the greatest percentage of any loan category, as the borrowers are primarily business owners whose business results are influenced by current economic conditions. Owner-occupied commercial real estate loans and non-owner occupied commercial real estate loans represented 34.4% and 19.6%, respectively, of our nonaccrual loans at December 31, 2021.
Risks Related to Economic Conditions
The current economic condition in the market areas we serve may adversely impact our earnings and could increase the credit risk associated with our loan portfolio.
Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon. A decline in the economies of our primary market areas of the Pacific Northwest in which we operate could have a material adverse effect on our business, financial condition, results of operations and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how changes in tariffs being imposed on international trade may also affect these businesses.
A deterioration in economic conditions in our market areas of the Pacific Northwest as a result of the COVID-19 Pandemic or other factors could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:
•loan delinquencies, problem assets and foreclosures may increase;
•we may increase our ACL on loans and provision for credit losses;
•the sale of foreclosed assets may be slow;
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
Changes in the United States government and its agencies’ monetary or fiscal policies, including stimulus enacted in response to the COVID-19 Pandemic, could adversely affect our results of operations and financial condition.
Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The United States government and its agencies have an important impact on the operating results of banks through their power to implement national monetary policy, among other things, in order to curb inflation, combat a recession or react to impacts from the COVID-19 Pandemic. We cannot predict the nature or impact of future changes in such monetary and fiscal policies, including stimulus enacted in response to the COVID-19 Pandemic.
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
We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investment securities and the amount of interest we pay on deposits and borrowings, but these changes could also affect (i) our ability to originate and/or sell loans and obtain deposits, (ii) the fair value of our financial assets and liabilities, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets, (iii) our ability to obtain and retain deposits in competition with other available investment alternatives, (iv) the ability of our borrowers to repay adjustable or variable rate loans, and (v) the average duration of our investment securities portfolio and other interest earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if interest rates decrease as assets tend to reprice more quickly than liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.
Interest rates are highly sensitive to many factors that are beyond our control, including general and forecasted economic conditions reflected in the rates offered along the yield curve and the FHLB's fixed-rate advance index, and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. In March 2020, in response to the COVID-19 Pandemic, the FOMC lowered the target range for the federal funds rate 150 basis points to a range of 0.00% to 0.25%. The reduction in the targeted federal funds rate has resulted in a decline in overall interest rates which has negatively impacted our net interest income. However, the FOMC has recently indicated it expects to increase rates starting in 2022. If the FOMC increases the targeted federal funds rate, overall interest rates are expected to rise, which will positively impact our net interest income, but may negatively impact both the housing market, by reducing refinancing activity and new home purchases, and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans which could negatively affect our financial performance.
A sustained increase in market interest rates could adversely affect our earnings. As is the case with many banks and saving institutions, our emphasis on increasing the development of core deposits (those deposits bearing no or a relatively low rate of interest with no stated maturity date) has resulted in our interest bearing liabilities having a shorter duration than our assets. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.
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
Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet. For further discussion of how changes in interest rates could impact us and additional information about our interest rate risk management, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our investment securities portfolio may be negatively impacted by fluctuations in market value and interest rates.
Our investment securities portfolio may be impacted by fluctuations in market value, potentially reducing AOCI and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, lower market prices for securities and limited investor demand. Our investment securities portfolio is evaluated for estimated credit losses and an ACL on investment securities, as appropriate, is recorded as a contra asset on the financial statement of condition and a provision for credit loss on investment securities through earnings. There can be no assurance that the declines in market value will not result in credit losses, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
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
We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to the risk these vendors will not perform in accordance with contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, level of support for existing products and services, strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent a service agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors’ performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in client attrition; regulatory fines, penalties or intervention; reputational damage; reimbursement or other compensation costs and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.
We are subject to certain risks in connection with our use of technology.
Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business as we use such systems to manage our customer relationships, our core operating systems, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.
Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries and vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and/or controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While the Company selects third-party vendors carefully, it does not control their actions. If our third-party providers encounter difficulties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected and to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
We cannot assure that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third-parties on which we rely. We may not be insured against all types of losses as a result of third-party failures and insurance coverage may be inadequate to cover all losses resulting from breaches, system failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services and we cannot assure we could negotiate terms that are as favorable to us or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.
The board of directors oversees the risk management process, including the risk of cybersecurity, and engages with management on cybersecurity issues.
If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk; credit risk; market risk; interest rate risk; operational risk; legal and compliance risk; and reputational risk, among others. We also maintain a compliance program to identify, measure, assess and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition and results of operations could be materially adversely affected.
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
The Company and the Bank are susceptible to fraudulent activity that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer’s information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes, although such losses have been relatively insignificant to date. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.
Managing reputational risk is important to attracting and maintaining customers, investors and employees.
Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees or customers, with or without merit, may result in the loss of customers, investors and employees; costly litigation; a decline in revenues and increased governmental regulation.
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
The financial services industry is experiencing rapid technological changes with frequent introductions of new technology-driven products and services. Effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Many of our competitors have substantially greater resources to invest in technological improvements than we do. Our future success will depend, to some degree, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as create additional efficiencies in our operations. We may not be able to effectively implement new technology-driven products or services or be successful in marketing these products and services. Additionally, the implementation of technological changes and upgrades to maintain current systems and integrate new ones may cause service interruptions, transaction processing errors and system conversion delays and may cause us to fail to comply with applicable laws. There can be no assurance that we will be able to successfully manage the risks associated with increased dependency on technology.
Risks Related to Accounting Matters
New or changing tax, accounting, and regulatory rules and interpretations could significantly impact strategic initiatives, results of operations, cash flows, and financial condition.
The financial services industry is extensively regulated. Federal and state banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit our stockholders. These regulations, along with the currently existing tax, accounting, securities, insurance and monetary laws, regulations, rules, standards, policies and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. Regulatory authorities also have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and adequacy of an institution's ACL. These bank regulators also have the ability to impose conditions in the approval of merger and acquisition transactions.
If the goodwill we have recorded in connection with acquisitions becomes impaired, our earnings and capital could be reduced.
Accounting standards require that we account for acquisitions or business combinations using the purchase method of accounting. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with GAAP, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate a potential impairment exists. The evaluation may be based on a variety of quantitative factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows and data from comparable acquisitions. Additionally, we may perform a qualitative assessment that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, and financial performance. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against income, which could adversely affect our results of operations and financial condition, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.
Other Risks Related to Our Business
We will be required to transition from the use of the London Interbank Offered Rate ("LIBOR") in the future.
FHLB advances, loans receivable, investment securities, subordinated debentures and trust preferred securities may be indexed to LIBOR to calculate the interest rate. The continued availability of the LIBOR index is not guaranteed after 2021 and LIBOR is scheduled to be eliminated entirely by June 2023. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on SOFR). Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our trust preferred securities. The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers or our borrowings may result in our incurring significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices and may result in disputes or litigation with clients and creditors over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.
To mitigate the uncertainty surrounding the LIBOR transition, the Bank has been utilizing specific contract language in new loan agreements that provides for changes in the index used to calculate the loan's interest rate. Additionally, effective January 25, 2021, the Company agreed to adhere to the Interbank Offered Rate Fallbacks Protocol as published by the International Swaps and Derivatives Association, Inc recommended by the Alternative Reference Rates Committee.
Decreased volumes and lower gains on sales of mortgage loans sold could adversely impact our noninterest income.
We originate and sell residential real estate loans, or mortgage loans. The related mortgage income is a significant portion of our noninterest income. We generate gains on the sale of residential real estate loans pursuant to programs currently offered by the Federal Home Loan Mortgage Corporation and other secondary market purchasers. Any future changes in these purchase programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations. Further, in a rising or higher interest rate environment, our originations of mortgage loans may decrease resulting in fewer loans that are available to be sold to investors. This would result in a decrease in gain on loans, net and a corresponding decrease in noninterest income. In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits; occupancy and equipment expense; data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan originations.
Ineffective liquidity management could adversely affect our financial results and condition.
Effective liquidity management is essential to our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and borrowings from the FHLB and certain other wholesale funding sources to fund our operations. Deposit flows and the prepayment of loans and mortgage-related investment securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and the competition for deposits and loans in the markets we serve. Further, changes to the FHLB's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow and could therefore have a significant adverse impact on our liquidity. Although we have historically been able to replace maturing deposits and borrowings if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or market conditions change. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable could be impaired by factors that affect us, the financial services industry or the economy in general, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Additional factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our deposits and loans are concentrated, negative operating results or adverse regulatory action against us. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, pay our expenses or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.
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
Risk Related to Holding Our Common Stock
Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high; further, the resulting dilution of our equity may adversely affect the market price of our common stock.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. At some point, we may need to raise additional capital to support our growth or replenish future losses. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. Accordingly, we cannot make assurances we will be able to raise additional capital, if needed, on terms that are acceptable to us or at all. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired and our financial condition and liquidity could be materially and adversely affected.
In addition, any additional capital we obtain may result in the dilution of the interests of existing holders of our common stock. Further, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.
We rely on dividends from the Bank for substantially all of our revenue at the holding company level.
We are an entity separate and distinct from our subsidiary, the Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. Accordingly, we are, and will be, dependent upon dividends from the Bank to pay the principal of and interest on our indebtedness, to satisfy our other cash needs and to pay dividends on our common stock. The Bank's ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to pay dividends on our common stock. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
The Company has no unresolved staff comments from the SEC as it relates to the Company's financial information as reported in the Form 10-K.

ITEM 2.        PROPERTIES
The main office of the Company and the Bank is located in downtown Olympia, Washington. In addition, the Bank owns back office locations in downtown Tacoma, Washington; Lynnwood, Washington and Burlington, Washington. The Bank's branch network at December 31, 2021 was comprised of 49 branches located throughout Washington and Oregon following the consolidation of 12 branches during the year ended December 31, 2021. In the opinion of management, all properties are adequately covered by insurance, are in good state of repair and are adequate to meet our present and immediately foreseeable needs.

ITEM 3.        LEGAL PROCEEDINGS
We, and our Bank, are not a party to any material pending legal proceedings other than ordinary routine litigation incidental to our businesses.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable

PART II
ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol HFWA.
Holders
At December 31, 2021, we had approximately 1,183 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 35,105,779 outstanding shares of common stock.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021— October 31, 2021	—	$—	9,822,889	802,188
November 1, 2021— November 30, 2021	—	—	9,822,889	802,188
December 1, 2021— December 31, 2021	64,730	23.03	9,886,773	738,304
Total	64,730	$23.03
Of the common shares repurchased by the Company between October 1, 2021 and December 31, 2021, 846 shares represented the cancellation of stock to pay withholding taxes on vested restricted stock units. See Note (15) Stockholders' Equity of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data for additional information on publicly announced repurchase plans or programs.
Performance Graph
The following graph shows the five-year comparison of the total return to shareholders of the Company’s common stock as compared to the NASDAQ Composite Index, the KBW NASDAQ Bank Index and the S&P U.S. SmallCap Banks Index during the five-year period beginning December 31, 2016 and ending December 31, 2021. The graph assumes the value of the investment in Company’s common stock and each index was $100 on December 31, 2016, and all dividends were reinvested. Total return includes appreciation or depreciation in market value of the Company’s common stock as well as actual cash and stock dividends paid to common shareholders. The NASDAQ Composite Index is a broad equity market index comprised of all domestic and international common stocks listed on the Nasdaq Stock Market. During the year ended December 31, 2021, the previously used SNL U.S. Bank NASDAQ Index was replaced by the KBW NASDAQ Bank Index on the S&P Global Market Intelligence platform. The KBW NASDAQ Bank Index is and the previously used SNL U.S. Bank NASDAQ Index was a published industry index comprised of banks and related holding companies listed on the NASDAQ Stock Market. The S&P U.S. SmallCap Banks Index is also a published industry index, however, the index constituents are aligned within the same market capitalization range as the Company and we will include the S&P U.S. SmallCap Banks Index in the future since it is more closely aligned with holding companies and banks of our size.
.

	Years Ended December 31,
Index	2016	2017	2018	2019	2020	2021
Heritage Financial Corporation	$100.00	$122.28	$120.65	$118.22	$101.59	$109.59
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
KBW NASDAQ Bank Index	100.00	118.59	97.58	132.84	119.14	164.80
S&P U.S. SmallCap Banks Index	100.00	104.33	87.06	109.22	99.19	138.09
*Information for the graph was provided by S&P Global Market Intelligence.

ITEM 6.        [RESERVED]

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the year ended December 31, 2021. The information contained in this section should be read together with the December 31, 2021 audited Consolidated Financial Statements and the accompanying Notes included in Item 8. Financial Statements And Supplementary Data of this Form 10-K.
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Form 10-K for the fiscal year ended December 31, 2020.

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
Our business consists primarily of commercial lending and deposit relationships with small to medium sized businesses and their owners in our market areas and attracting deposits from the general public. We also make real estate construction and land development loans and consumer loans. We additionally originate for sale or for investment purposes residential real estate loans on single family properties located primarily in our markets. During the three months ended March 31, 2020, we ceased indirect auto loan originations, included in our consumer loan portfolio.
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
Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of service charges and other fees and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing and professional services. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses are the fixed and variable costs of buildings and equipment and consists primarily of lease expenses, depreciation charges, maintenance and utilities. Data processing consists primarily of processing and network services related to the Bank’s core operating system, including the account processing system, electronic payments processing of products and services, internet and mobile banking channels and software-as-a-service providers. Professional services consists primarily of third-party service providers such as auditors, consultants and lawyers.
Results of operations may also be significantly affected by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities, especially changes resulting from the COVID-19 Pandemic and the governmental actions taken to address it. Net income is also impacted by growth of operations through organic growth or acquisitions.
COVID-19 Pandemic Response
The Company maintains its commitment to supporting its community and customers during the COVID-19 Pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its customers. As of December 31, 2021, nearly all Bank branches are open with normal hours and substantially all employees are expected to return to their go-forward working environments during the three months ended March 31, 2022. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.
Branch Consolidation Plan
The Company reduced the branch count to 49 from 61 branches at December 31, 2020, including the consolidation of eight branches during the three months ended March 31, 2021 and four branches in October 2021. The Company integrated these locations into other branches within its network. These actions were the result of the Company’s increased focus on balancing physical locations and digital banking channels, driven by increased customer usage of online and mobile banking and a commitment to improve digital banking technology.

Results of Operations
Net income was $98.0 million, or $2.73 per diluted common share, for the year ended December 31, 2021 compared to $46.6 million, or $1.29 per diluted common share, for the year ended December 31, 2020. Net income increased $51.5 million, or 110.5%, due primarily to a reversal of provision for credit losses of $29.4 million during the year ended December 31, 2021 compared to a provision for credit losses of $36.1 million for the same period in 2020.
The Company’s efficiency ratio was 62.09% for the year ended December 31, 2021 compared to 62.52% for the year ended December 31, 2020.

Average Balances, Yields and Rates Paid
The following table provides relevant net interest income information for the periods indicated:

	Year Ended December 31,
	2021			2020			2019
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2)(3)	$4,181,464	$189,832	4.54%	$4,335,564	$192,417	4.44%	$3,668,665	$189,515	5.17%
Taxable securities	846,892	17,492	2.07	731,378	17,541	2.40	827,822	23,045	2.78
Nontaxable securities (3)	158,968	3,899	2.45	152,447	3,659	2.40	135,245	3,396	2.51
Interest earning deposits	1,193,724	1,608	0.13	315,847	703	0.22	98,153	1,894	1.93
Total interest earning assets	6,381,048	212,831	3.34%	5,535,236	214,320	3.87%	4,729,885	217,850	4.61%
Noninterest earning assets	745,202			758,386			681,193
Total assets	$7,126,250			$6,293,622			$5,411,078

Interest Bearing Liabilities:
Certificates of Deposit	$372,279	$1,811	0.49%	$482,316	$5,675	1.18%	$512,732	$7,021	1.37%
Savings accounts	598,492	367	0.06	489,471	526	0.11	506,073	2,633	0.52
Interest bearing demand and money market accounts	2,862,504	3,982	0.14	2,491,477	6,064	0.24	2,052,573	6,695	0.33
Total interest bearing deposits	3,833,275	6,160	0.16	3,463,264	12,265	0.35	3,071,378	16,349	0.53
Junior subordinated debentures	21,025	742	3.53	20,730	890	4.29	20,438	1,339	6.55
Securities sold under agreement to repurchase	45,655	140	0.31	27,805	160	0.58	28,457	175	0.61
FHLB advances and other borrowings	—	—	—	1,466	8	0.55	11,899	305	2.56
Total interest bearing liabilities	3,899,955	7,042	0.18%	3,513,265	13,323	0.38%	3,132,172	18,168	0.58%
Noninterest bearing demand deposits	2,256,608			1,835,165			1,389,721
Other noninterest bearing liabilities	127,620			139,612			99,683
Stockholders’ equity	842,067			805,580			789,502
Total liabilities and stock-holders’ equity	$7,126,250			$6,293,622			$5,411,078
Net interest income and spread		$205,789	3.16%		$200,997	3.49%		$199,682	4.03%
Net interest margin			3.23%			3.63%			4.22%
(1) Average balances are calculated using daily balances.
(2) Average loan receivable, net includes loans held for sale and loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable, net includes the amortization of net deferred loan fees of $28.4 million, $14.4 million and $776,000 for the years ended December 31, 2021, 2020, and 2019, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.

Net Interest Income and Margin Overview
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
The following table provides the changes in net interest income due to changes in average asset and liability balances (volume), changes in average rates (rate) and changes attributable to the combined effect of volume and interest rates allocated proportionately to the absolute value of changes due to volume and changes due to interest rates:

	2021 Compared to 2020 Increase (Decrease) Due to changes in			2020 Compared to 2019 Increase (Decrease) Due to changes in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)			(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$(6,934)	$4,349	$(2,585)	$31,716	$(28,814)	$2,902
Taxable securities	2,566	(2,615)	(49)	(2,515)	(2,989)	(5,504)
Nontaxable securities	159	81	240	418	(155)	263
Interest earning deposits	1,278	(373)	905	1,544	(2,735)	(1,191)
Total interest income	$(2,931)	$1,442	$(1,489)	$31,163	$(34,693)	$(3,530)

Interest Bearing Liabilities:
Certificates of deposit	$(1,082)	$(2,782)	$(3,864)	$(399)	$(947)	$(1,346)
Savings accounts	100	(259)	(159)	(84)	(2,023)	(2,107)
Interest bearing demand and money market accounts	803	(2,885)	(2,082)	1,265	(1,896)	(631)
Total interest bearing deposits	(179)	(5,926)	(6,105)	782	(4,866)	(4,084)
Junior subordinated debentures	12	(160)	(148)	19	(468)	(449)
Securities sold under agreement to repurchase	75	(95)	(20)	(4)	(11)	(15)
FHLB advances and other borrowings	(4)	(4)	(8)	(157)	(140)	(297)
Total interest expense	$(96)	$(6,185)	$(6,281)	$640	$(5,485)	$(4,845)
Net interest income	$(2,835)	$7,627	$4,792	$30,523	$(29,208)	$1,315
Net interest income increased $4.8 million, or 2.4%, to $205.8 million for the year ended December 31, 2021 compared to $201.0 million for 2020 due primarily to the Bank decreasing deposit rates following decreases in short-term market interest rates and secondarily due to an increase in the yield of loans receivable, net, predominately from higher amortization of deferred SBA PPP loan fees recognized from forgiven SBA PPP loans and higher recoveries of interest and fees on loans classified as nonaccrual. These factors increasing net interest income were offset partially by a decrease in average loans receivable, net and a decrease in the yield on taxable securities.
Net interest margin decreased due primarily to the significant increase in low-yielding average interest earning deposits to average total earning assets of 18.7% during the year ended December 31, 2021 compared to 5.7% for the same period in 2020, reducing the yield on interest earning assets for 2021.
The following table presents the loan yield and the impacts of SBA PPP loans and the incremental accretion on purchased loans on this financial measure for the periods presented below:

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Loan yield (GAAP)	4.54%	4.44%
Exclude impact from SBA PPP loans	(0.20)%	0.16%
Exclude impact from incremental accretion on purchased loans	(0.07)%	(0.08)%
Loan yield excluding SBA PPP loans and incremental accretion on purchased loans (non-GAAP)	4.27%	4.52%
(1)    For additional information, see the "Reconciliations of Non-GAAP Measures" section below.

Provision for Credit Losses Overview
The aggregate of the provision for credit losses on loans and the provision for credit losses on unfunded commitments is presented on the Consolidated Statements of Income as the provision for credit losses. The ACL on unfunded commitments is included on the Consolidated Statements of Financial Condition within accrued expenses and other liabilities.
The following table presents the provision for credit losses for the periods indicated:

	Year Ended December 31,
	2021	2020
	(In thousands)
Provision for credit losses on loans	$(27,298)	$35,433
Provision for credit losses on unfunded commitments	(2,074)	673
Provision for credit losses	$(29,372)	$36,106
The reversal of provision for credit losses recognized during the year ended December 31, 2021 was due primarily to improvements in forecasted economic indicators used to calculate credit losses during the year ended December 31, 2021 compared to the worsening of economic indicators during the year ended December 31, 2020 stemming from the onset of the COVID-19 Pandemic.

Noninterest Income Overview
The following table presents the change in the key components of noninterest income for the periods indicated:

	Year Ended December 31,
	2021	2020	Change	% Change
	(Dollars in thousands)
Service charges and other fees	$17,597	$16,228	$1,369	8.4%
Gain on sale of investment securities, net	29	1,518	(1,489)	(98.1)
Gain on sale of loans, net	3,644	5,044	(1,400)	(27.8)
Interest rate swap fees	661	1,691	(1,030)	(60.9)
Bank owned life insurance income	2,520	4,319	(1,799)	(41.7)
Gain on sale of other assets, net	4,405	955	3,450	361.3
Other income	5,759	7,474	(1,715)	(22.9)
Total noninterest income	$34,615	$37,229	$(2,614)	(7.0)%
Noninterest income decreased due primarily to lower bank owned life insurance income as the year ended December 31, 2020 included the recognition of death benefits of $1.9 million and lower other income as last year included trust income of $1.6 million, including a termination fee of $651,000 from the divestiture of our trust department. Additionally, noninterest income was lower due to reduced gain on sale of investment securities due to fewer sales, a decrease in gain on sale of loans due primarily to lower sales volume of secondary market mortgage loans and a decline in interest rate swap fees due to fewer executions of interest rate swap contracts. Partially offsetting these decreases was an increase in gain on sale of other assets, net for the year ended December 31, 2021, including a $2.7 million gain from the sale and leaseback of the Company's headquarters in Olympia, Washington.

Noninterest Expense Overview
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Year Ended December 31,
	2021	2020	Change	% Change
	(Dollars in thousands)
Compensation and employee benefits	$89,880	$88,106	$1,774	2.0%
Occupancy and equipment	17,243	17,611	(368)	(2.1)
Data processing	16,533	14,449	2,084	14.4
Marketing	3,039	3,100	(61)	(2.0)
Professional services	4,065	5,921	(1,856)	(31.3)
State/municipal business and use tax	3,884	3,754	130	3.5
Federal deposit insurance premium	2,106	1,789	317	17.7
Other real estate owned, net	—	(145)	145	(100.0)

	Year Ended December 31,
	2021	2020	Change	% Change
	(Dollars in thousands)
Amortization of intangible assets	3,111	3,525	(414)	(11.7)
Other expense	9,408	10,830	(1,422)	(13.1)
Total noninterest expense	$149,269	$148,940	$329	0.2%
Noninterest expense increased slightly due primarily to an increase in data processing expense as the Bank continues to invest in technology. Additionally, noninterest expense increased due to compensation and employee benefits primarily as a result of severance payments following a strategic reduction in force and an increase in accrual for incentive payments. The increase in noninterest expense was offset partially by lower professional services expense due to costs incurred during the year ended December 31, 2020 related to the launch of the new mobile and online commercial banking platform "Heritage Direct" last year and secondarily due to the decrease in other expense from lower branch consolidation costs recognized during the year ended December 31, 2021 compared to the same period in 2020.

Income Tax Expense Overview
The following table presents the income tax expense and related metrics and the change for the periods indicated:

	Year Ended December 31,
	2021	2020	Change	% Change
	(Dollars in thousands)
Income before income taxes	$120,507	$53,180	$67,327	126.6%
Income tax expense	$22,472	$6,610	$15,862	240.0%
Effective income tax rate	18.6%	12.4%	6.2%	50.0%
Income tax expense and the effective income tax rate both increased due primarily to higher pre-tax income, which decreased the impact of favorable permanent tax items such as tax-exempt investments, investments in bank owned life insurance and low-income housing tax credits, and secondarily due to a provision in the CARES Act, which permitted the Company to recognize a $1.0 million benefit from net operating losses related to prior acquisitions during the year ended December 31, 2020. Additionally, the Bank's New Market Tax Credit was fully utilized during the seven year period ending December 31, 2020 and the related entities were dissolved in May 2021. In 2021, the Bank formed HBCDE, LLC which was certified as a Community Development Entity by the Department of the Treasury Community Development Financial Institutions Fund in September 2021. The newly created entity is expected to commence funding eligible loans during the year ended December 31, 2022 and apply for New Market Tax Credits in future years.

Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition for the periods indicated:

	December 31, 2021	December 31, 2020	Change	% Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$1,723,292	$743,322	$979,970	131.8%
Investment securities available for sale, at fair value, net	894,335	802,163	92,172	11.5
Investment securities held to maturity, at amortized cost, net	383,393	—	383,393	100.0
Loans held for sale	1,476	4,932	(3,456)	(70.1)
Loans receivable, net	3,773,301	4,398,462	(625,161)	(14.2)
Premises and equipment, net	79,370	85,452	(6,082)	(7.1)
Federal Home Loan Bank stock, at cost	7,933	6,661	1,272	19.1
Bank owned life insurance	120,196	107,580	12,616	11.7
Accrued interest receivable	14,657	19,418	(4,761)	(24.5)
Prepaid expenses and other assets	183,543	193,301	(9,758)	(5.0)
Other intangible assets, net	9,977	13,088	(3,111)	(23.8)
Goodwill	240,939	240,939	—	—
Total assets	$7,432,412	$6,615,318	$817,094	12.4%

	December 31, 2021	December 31, 2020	Change	% Change
	(Dollars in thousands)
Liabilities and Stockholders' Equity
Deposits	$6,381,337	$5,597,990	$783,347	14.0%
Junior subordinated debentures	21,180	20,887	293	1.4
Securities sold under agreement to repurchase	50,839	35,683	15,156	42.5
Accrued expenses and other liabilities	124,624	140,319	(15,695)	(11.2)
Total liabilities	6,577,980	5,794,879	783,101	13.5
Common stock	551,798	571,021	(19,223)	(3.4)
Retained earnings	293,238	224,400	68,838	30.7
Accumulated other comprehensive income, net	9,396	25,018	(15,622)	(62.4)
Total stockholders' equity	854,432	820,439	33,993	4.1
Total liabilities and stockholders' equity	$7,432,412	$6,615,318	$817,094	12.4%
Total assets increased due primarily to increases in cash and cash equivalents and total investment securities due primarily to the significant increase in total deposits, which is discussed in more detail in the "Deposit Activities Overview" section below. The increase in total assets was offset partially by a decrease in loans receivable, net, which is discussed in more detail in the "Lending Activities Overview" section below.

Investment Activities Overview
Our investment policy is established by the Company's board of directors and monitored by the Risk Committee of the board of directors. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complements the Bank's lending activities. The policy permits investment in various types of liquid assets permissible under applicable regulations. Investment in non-investment grade bonds and stripped mortgage-backed securities is not permitted under the policy.
The following table provides information regarding our investment securities at the dates indicated:

	December 31, 2021		December 31, 2020
	Balance	% of Total	Balance	% of Total	Change	% Change
	(Dollars in thousands)
Investment securities available for sale, at fair value:
U.S. government and agency securities	$21,373	1.7%	$45,660	5.7%	$(24,287)	(53.2)%
Municipal securities	221,212	17.3%	209,968	26.2%	11,244	5.4
Residential CMO and MBS	306,884	24.0%	201,872	25.2%	105,012	52.0
Commercial CMO and MBS	315,861	24.7%	303,746	37.9%	12,115	4.0
Corporate obligations	2,014	0.2%	11,096	1.4%	(9,082)	(81.8)
Other asset-backed securities	26,991	2.1%	29,821	3.6%	(2,830)	(9.5)
Total	$894,335	70.0%	$802,163	100.0%	$92,172	11.5%

Investment securities held to maturity, at amortized cost:
U.S. government and agency securities	$141,011	11.0%	$—	—%	$141,011	100.0%
Residential CMO and MBS	24,529	1.9%	—	—	24,529	100.0
Commercial CMO and MBS	217,853	17.1%	—	—	217,853	100.0
Total	$383,393	30.0%	$—	—%	$383,393	100.0%

Total investment securities	$1,277,728	100.0%	$802,163	100.0%	$475,565	59.3%
Total investment securities increased due primarily to purchases of $756.4 million, offset partially by maturities, calls and payments of investment securities of $255.9 million. Additionally, we transferred $244.8 million of investment securities available for sale to investment securities held to maturity in order to mitigate market price volatility and its impact to AOCI within stockholders' equity.

The following table provides the weighted average yield at December 31, 2021 calculated based upon the fair values of our investment securities available for sale and held to maturity and excluding any income tax benefits of tax-exempt bonds:

	In one year or less		After one year through five years		After five years through ten years		After ten years		Total
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$—	—%	$1,493	3.01%	$11,682	2.07%	$8,198	2.32%	$21,373	2.23%
Municipal securities	7,095	3.19	25,746	2.84	58,340	2.61	130,031	2.52	221,212	2.60
Residential CMO and MBS	—	—	10,978	2.30	34,783	2.00	261,123	1.68	306,884	1.74
Commercial CMO and MBS	20,025	2.15	81,769	2.54	178,906	1.50	35,161	1.99	315,861	1.86
Corporate obligations	—	—	2,014	0.94	—	—	—	—	2,014	0.94
Other asset-backed securities	—	—	354	2.77	4,068	2.54	22,569	1.12	26,991	1.35
Total	$27,120	2.42%	$122,354	2.56%	$287,779	1.82%	$457,082	1.93%	$894,335	1.99%

Investment securities held to maturity:
U.S. government and agency securities	$—	—%	$—	—%	$68,014	1.95%	$71,349	1.67%	$139,363	1.81%
Residential CMO and MBS	—	—	—	—	—	—	24,376	1.74	24,376	1.74
Commercial CMO and MBS	—	—	—	—	181,393	1.50	31,199	1.62	212,592	1.52
Total	$—	—%	$—	—%	$249,407	1.62%	$126,924	1.67%	$376,331	1.64%

Loan Portfolio Overview
Changes by loan type
The Bank originates a wide variety of loans with a focus on commercial business loans. The following table provides information about our loan portfolio by type of loan at the dates indicated:

	December 31, 2021		December 31, 2020
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	Change	% Change
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$621,567	16.3%	$733,098	16.4%	$(111,531)	(15.2)%
SBA PPP	145,840	3.8	715,121	16.0	(569,281)	(79.6)
Owner-occupied CRE	931,150	24.4	856,684	19.2	74,466	8.7
Non-owner occupied CRE	1,493,099	39.2	1,410,303	31.5	82,796	5.9
Total commercial business	3,191,656	83.7	3,715,206	83.1	(523,550)	(14.1)
Residential real estate	164,582	4.3	122,756	2.7	41,826	34.1
Real estate construction and land development:
Residential	85,547	2.2	78,259	1.8	7,288	9.3
Commercial and multifamily	141,336	3.7	227,454	5.1	(86,118)	(37.9)
Total real estate construction and land development	226,883	5.9	305,713	6.9	(78,830)	(25.8)
Consumer	232,541	6.1	324,972	7.3	(92,431)	(28.4)
Total	$3,815,662	100.0%	$4,468,647	100.0%	$(652,985)	(14.6)%
Loans receivable decreased due primarily to a decrease in SBA PPP loans as a result of forgiveness payments received from the SBA in excess of SBA PPP originations and elevated prepayments of commercial and industrial loans. Additionally, the consumer loan portfolio decreased due partially to continued runoff of the indirect auto loan portfolio following the cessation of this business line during the three months ended March 31, 2020. Offsetting these decreases was an increase in CRE loans which includes the transfer of several completed projects from real estate construction and land development loans.

SBA Paycheck Protection Program
The Bank has supported its community and customers during the COVID-19 Pandemic through its participation in the SBA's PPP. The SBA PPP ended on May 31, 2021.
The Bank earns 1% interest on these loans as well as a fee from the SBA to cover processing costs, which is amortized over the life of the loan and recognized fully at payoff or forgiveness. The Bank began processing loan forgiveness applications and receiving SBA PPP forgiveness payments during the three months ended December 31, 2020.
Composition of loans receivable by contractual maturity and interest type
The following table presents the amortized cost of the loan portfolio by segment and contractual maturity at December 31, 2021:

	In one year or less	After one year through five years	After five years through 15 years	After 15 years	Total
	(In thousands)
Commercial business:
Commercial and industrial	$142,248	$227,589	$244,025	$7,705	$621,567
SBA PPP	5,921	139,919	—	—	145,840
Owner-occupied CRE	21,919	190,612	674,344	44,275	931,150
Non-owner occupied CRE	78,879	398,844	981,290	34,086	1,493,099
Total commercial business	248,967	956,964	1,899,659	86,066	3,191,656
Residential real estate	—	1,045	29,067	134,470	164,582
Real estate construction and land development:
Residential	65,861	2,563	8,936	8,187	85,547
Commercial and multifamily	58,009	12,563	59,099	11,665	141,336
Total real estate construction and land development	123,870	15,126	68,035	19,852	226,883
Consumer	11,953	94,359	29,972	96,257	232,541
Total	$384,790	$1,067,494	$2,026,733	$336,645	$3,815,662
The following table presents the amortized cost of the loan portfolio by segment and interest rate type that are due after one year at December 31, 2021:

	Have predetermined interest rates(1)	Have floating or adjustable interest rates(1)	Total
	(In thousands)
Commercial business:
Commercial and industrial	$317,892	$161,427	$479,319
SBA PPP	139,919	—	139,919
Owner-occupied CRE	453,836	455,395	909,231
Non-owner occupied CRE	589,292	824,928	1,414,220
Total commercial business	1,500,939	1,441,750	2,942,689
Residential real estate (3)	119,966	44,616	164,582
Real estate construction and land development:
Residential	8,181	11,505	19,686
Commercial and multifamily	39,457	43,870	83,327
Total real estate construction and land development	47,638	55,375	103,013
Consumer	118,471	102,117	220,588
Total	$1,787,014	$1,643,858	$3,430,872
(1) Includes $2.2 million of real estate construction and land development loans with predetermined interest rates and $329.2 million of commercial business loans with floating or adjustable interest rates in which the Bank entered into non-hedge interest rate swap contracts with the borrower and a third-party. Under these derivative contract arrangements, the Bank effectively earns a variable rate of interest based on the one-month LIBOR plus a margin, except for interest rate swap contracts on construction loans that earn fixed rates until the end of the construction period and the variable rate swap becomes effective.

Loans classified as nonaccrual and performing TDR and nonperforming assets
The following table provides information about our nonaccrual loans, performing TDR loans and nonperforming assets for the dates indicated:

	December 31, 2021	December 31, 2020	Change	% Change
	(Dollars in thousands)
Nonaccrual loans: (1)
Commercial business	$23,107	$56,786	$(33,679)	(59.3)%
Residential real estate	47	184	(137)	(74.5)
Real estate construction and land development	571	1,022	(451)	(44.1)
Consumer	29	100	(71)	(71.0)
Total nonaccrual loans	23,754	58,092	(34,338)	(59.1)
Other real estate owned	—	—	—	n/a
Total nonperforming assets	23,754	58,092	(34,338)	(59.1)%

Accruing loans past due 90 days or more	$293	$—	$293	100.0%

Credit quality ratios:
Nonaccrual loans to loans receivable	0.62%	1.30%	(0.68)%	(52.3)%
Nonaccrual loans to total assets	0.32	0.88	(0.56)	(63.6)

Performing TDR loans: (1)
Commercial business	$57,142	$49,403	$7,739	15.7%
Residential real estate	358	188	170	90.4
Real estate construction and land development	450	1,926	(1,476)	(76.6)
Consumer	1,160	1,355	(195)	(14.4)
Total performing TDR loans	$59,110	$52,872	$6,238	11.8%
(1) At December 31, 2021 and December 31, 2020, $1.4 million and $3.2 million of nonaccrual loans, respectively, and $1.6 million and $1.9 million of performing TDR loans, respectively, were guaranteed by government agencies.
The following table provides the changes in nonaccrual loans during the periods indicated:

	Year Ended December 31,
	2021	2020	Change	% Change
	(In thousands)
Balance, beginning of period	$58,092	$44,525	$13,567	30.5%
Additions to nonaccrual loan classification	1,495	33,024	(31,529)	(95.5)
Net principal payments and transfers to accruing status	(14,786)	(6,463)	(8,323)	128.8
Payoffs	(19,857)	(11,033)	(8,824)	80.0
Charge-offs	(1,190)	(1,691)	501	(29.6)
Transfer to OREO	—	(270)	270	(100.0)
Balance, end of period	$23,754	$58,092	$(34,338)	(59.1)%
The decrease in nonaccrual loans during the year ended December 31, 2021 was due primarily to payoffs, including a payoff of an agricultural business relationship of $10.7 million, which was initially classified as nonaccrual during the three months ended September 30, 2019, and the return to accrual status of an owner-occupied CRE relationship of $7.0 million. The Bank recovered $1.5 million of interest and fees on loans related to the payoff of the agricultural business relationship. Additionally, the volume of additions to the nonaccrual loan classification decreased to $1.5 million during the year ended December 31, 2021 compared to $33.0 million last year which contributed to the lower ending balance of loans classified as nonaccrual. The decrease in nonaccrual loans improved the Bank's credit quality ratios.

Allowance for Credit Losses on Loans Overview
The following table provides information regarding changes in our ACL on loans for the years indicated:

	At or For the Years Ended December 31,
	2021	2020	Change	% Change
	(Dollars in thousands)
ACL on loans at the beginning of the period	$70,185	$36,171	$34,014	94.0%
Impact of CECL Adoption	—	1,822	(1,822)	(100.0)
Adjusted ACL on loans, beginning of period	70,185	37,993	32,192	84.7
Charge-offs:
Commercial business	(1,276)	(3,751)	2,475	(66.0)
Real estate construction and land development	(1)	(417)	416	(99.8)
Consumer	(669)	(1,454)	785	(54.0)
Total charge-offs	(1,946)	(5,622)	3,676	(65.4)
Recoveries:
Commercial business	816	1,530	(714)	(46.7)
Residential real estate	—	3	(3)	(100.0)
Real estate construction and land development	32	278	(246)	(88.5)
Consumer	572	570	2	0.4
Total recoveries	1,420	2,381	(961)	(40.4)
Net charge-offs	(526)	(3,241)	2,715	(83.8)
Provision for credit losses on loans	(27,298)	35,433	(62,731)	(177.0)
ACL on loans at the end of period	$42,361	$70,185	$(27,824)	(39.6)%

Credit quality ratios:
ACL on loans to loans receivable	1.11%	1.57%	(0.46)%	(29.3)%
ACL on loans to loans receivable, excluding SBA PPP loans (1)	1.15	1.87	(0.72)	(38.5)
ACL on loans to nonaccrual loans	178.33%	120.82%	57.51%	47.6%

Average balances outstanding during the period: (2)
Commercial business	$3,540,728	$3,569,851	$(29,123)	(0.8)%
Residential real estate	123,875	131,171	(7,296)	(5.6)
Real estate construction and land development	301,532	303,591	(2,059)	(0.7)
Consumer	271,834	384,134	(112,300)	(29.2)
Total	$4,237,969	$4,388,747	$(150,778)	(3.4)%

Net charge-offs (recoveries) during the period to average balances outstanding during the period:
Commercial business	0.01%	0.06%	(0.05)%	(83.3)%
Residential real estate	—	—	—	n/a
Real estate construction and land development	(0.01)	0.05	(0.06)	(120.0)
Consumer	0.04	0.23	(0.19)	(82.6)
Total	0.01%	0.07%	(0.06)%	(85.7)%
(1) The ACL on loans does not include a reserve for SBA PPP loans as these loans are fully guaranteed by the SBA. See "Reconciliations of Non-GAAP Measures" section below.
(2) Average balances exclude the ACL on loans and loans held for sale, but include loans classified as nonaccrual.
The ACL on loans decreased due primarily to a reversal of provision for credit losses on loans recorded during the year ended December 31, 2021 following improvements in the economic forecast used in the CECL model at December 31, 2021 as compared to the economic forecast at December 31, 2020.

The following table presents the ACL on loans by loan portfolio segment at the indicated dates:

	December 31, 2021		December 31, 2020
	ACL on loans	Percent of Total (1)	ACL on loans	Percent of Total (1)	Change	% Change
	(Dollars in thousands)
Commercial business	$33,049	83.7%	$49,608	83.1%	$(16,559)	(33.4)%
Residential real estate	1,409	4.3	1,591	2.7	(182)	(11.4)
Real estate construction and land development	5,276	5.9	13,092	6.9	(7,816)	(59.7)
Consumer	2,627	6.1	5,894	7.3	(3,267)	(55.4)
Total ACL on loans	$42,361	100.0%	$70,185	100.0%	$(27,824)	(39.6)%
(1) Represents the percent of loans receivable by loan category to loans receivable.

Deposits Overview
The following table summarizes the Company's deposits at the dates indicated:

	December 31, 2021		December 31, 2020
	Balance	Percent of Total	Balance	Percent of Total	Change	% Change
	(Dollars in thousands)
Noninterest demand deposits	$2,330,956	36.5%	$1,980,531	35.4%	$350,425	17.7%
Interest bearing demand deposits	1,946,605	30.5	1,716,123	30.7	230,482	13.4
Money market accounts	1,120,174	17.6	962,983	17.2	157,191	16.3
Savings accounts	640,763	10.0	538,819	9.6	101,944	18.9
Total non-maturity deposits	6,038,498	94.6	5,198,456	92.9	840,042	16.2
Certificates of deposit	342,839	5.4	399,534	7.1	(56,695)	(14.2)
Total deposits	$6,381,337	100.0%	$5,597,990	100.0%	$783,347	14.0%
Total deposits increased due primarily to proceeds from SBA PPP loans originated during the year ended December 31, 2021 which were deposited directly into the customers' deposit accounts.
Total deposits includes uninsured deposits of $2.68 billion and $2.17 billion at December 31, 2021 and 2020, respectively, calculated in accordance with FDIC guidelines. The Bank does not hold any foreign deposits.
The following table provides the uninsured portion of certificates of deposit at December 31, 2021, by account, with a maturity of:

(In thousands)
Three months or less	$10,264
Over three months through six months	24,102
Over six months through twelve months	11,542
Over twelve months	5,623
Total	$51,531

Stockholders' Equity Overview
The Company’s stockholders' equity to assets ratio was 11.5% as of December 31, 2021 and 12.4% as of December 31, 2020. The following table provides the changes to stockholders' equity during the periods indicated:

	Year Ended December 31,
	2021	2020	Change	% Change
	(In thousands)
Balance, beginning of period	$820,439	$809,311	$11,128	1.4%
Cumulative effect from change in accounting policy (1)	—	(5,615)	5,615	(100.0)
Net income	98,035	46,570	51,465	110.5
Dividends declared	(29,197)	(29,029)	(168)	0.6

	Year Ended December 31,
	2021	2020	Change	% Change
	(In thousands)
Other comprehensive income, net of tax	(15,622)	14,640	(30,262)	(206.7)
Repurchase of common stock	(22,889)	(19,119)	(3,770)	19.7
Other	3,666	3,681	(15)	(0.4)
Balance, end of period	$854,432	$820,439	$33,993	4.1%
(1) Effective January 1, 2020, the Bank adopted ASU 2016-13, Financial Instruments - Credit Losses.
The Company repurchased 904,972 and 795,700 shares of its common stock under the Company's stock repurchase plans during the year ended December 31, 2021 and 2020, respectively. The repurchases represented approximately 2.5% and 2.2% of the Company's stock outstanding at the beginning of each year.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On January 26, 2022, the Company’s board of directors declared a regular quarterly dividend of $0.21 per common share payable on February 23, 2022 to shareholders of record on February 9, 2022.

Liquidity and Capital Resources
The following table provides the material cash requirements and capital resources from known contractual and other obligations and sources as of December 31, 2021:

	One Year or Less	Over One Year	Other (1)	Total
	(Dollars in thousands)
Cash requirements:
Unfunded commitments - loans and letters of credits	$1,125,960	$—	$—	$1,125,960
Maturing certificates of deposit	290,497	52,342	—	342,839
Unfunded commitment of LIHTCs	10,648	30,835	—	41,483
Operating leases	4,750	26,571	—	31,321
Junior subordinated debentures	—	25,000	—	25,000
Non-maturity deposits	—	—	6,038,498	6,038,498
Securities sold under agreement to repurchase	—	—	50,839	50,839
Total cash requirements	$1,431,855	$134,748	$6,089,337	$7,655,940

Capital resources:
Unrestricted cash and cash equivalents	$1,713,474	$—	$—	$1,713,474
FHLB and FRB borrowing availability (2)	1,113,208	—	—	1,113,208
Unencumbered investment securities available for sale	737,454	—	—	737,454
Loans receivable scheduled repayments, by contractual maturity date	384,790	3,430,872	—	3,815,662
Fed funds line borrowing availability	215,000	—	—	215,000
Investment securities held to maturity, by contractual maturity date	—	367,331	—	367,331
Total capital resources	$4,163,926	$3,798,203	$—	$7,962,129
(1)Represents the undefined maturity of non-maturity deposits, including noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts, and securities sold under agreement to repurchase, which can generally both be withdrawn on demand.
(2)Includes FHLB borrowing availability of $1.06 billion at December 31, 2021 based on pledged assets, however, maximum credit capacity is 45% of the Bank's total assets one quarter in arrears or $3.26 billion.
We maintain sufficient cash and cash equivalents and investment securities to meet short-term liquidity needs and actively monitor our long-term liquidity position to ensure the availability of capital resources for contractual obligations, strategic loan growth objectives and to fund operations. Our funding strategy has been to acquire non-maturity deposits from our retail accounts, acquire noninterest bearing demand deposits from our commercial customers and use our borrowing availability to fund growth in assets. We may also acquire brokered deposits when the cost of funds is advantageous to other funding sources. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition so we adhere to internal management targets assigned to the loan to deposit ratio, liquidity ratio, net short-term non-core funding ratio and non-core liabilities to total assets ratio to ensure an appropriate liquidity position.
The Company pays dividends to our shareholders and the primary source of the Company's liquidity is cash obtained from dividends from the Bank. We expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our board of directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.21 per share, as approved by our board of directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2022 at this rate of $0.21 per share, our average total dividend paid each quarter would be approximately $7.4 million based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares).
Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and intermediate-term cash requirements.

Critical Accounting Policies
Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. The Company considers its critical accounting estimates to be as follows:
ACL on Investment Securities
Investment securities issued by the U.S. government and its agencies are either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and have a long history of no credit losses and therefore management concluded any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. The remainder of investment securities available for sale were issued by municipal or corporate issuers. Management examined the combination of credit ratings, at the individual security level, and an analysis of historical defaults by credit rating for municipal and corporate securities since 1970 and determined the probability and magnitude of loss was insignificant.
Management's reliance on credit ratings and an analysis of historical defaults is subjective and these historical inputs may not be suitable predictors of future performance. Unanticipated changes in the credit ratings or the historical defaults could have a significant impact on our financial condition and results of operations.
For additional information regarding the ACL on investment securities, see Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements and Note (2) Investment Securities of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.
ACL on Loans
Management's estimate of the ACL on loans relies on the identification, stratification and separate estimates of loss for loans individually evaluated for loss and loans collectively evaluated for loss. The estimate of loss for loans collectively evaluated for loss particularly involves a significant level of estimation uncertainty due to its complexity and quantity of inputs including: management's determination of baseline loss rate multipliers based on a third-party forecast of economic conditions, an estimate of the reasonable and supportable forecast period, an estimate of the baseline loss rate lookback period, an estimate of the reversion period from the reasonable and supportable forecast period to the baseline loss rate, and an estimate of the prepayment rate and related lookback period. Additionally, management considers other qualitative risk factors to further adjust the estimated ACL on loans through a qualitative allowance.
Management's estimates for these inputs are based on past events and current conditions, are inherently subjective, and are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize credit losses on loans, future additions to the allowance may be necessary based on declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s ACL on loans. Such agencies may require the Bank to make adjustments to the allowance based on their judgments about information available to them at the time of their examinations. Unanticipated changes in any of these inputs could have a significant impact on our financial condition and results of operations.
For additional information regarding the ACL on loans, its relation to the provision for credit losses, its risk related to asset quality and lending activity, see Item 1A. Risk Factors—Our ACL on loans may prove to be insufficient to absorb losses in our loan portfolio as well as Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements and Note (4) Allowance for Credit Losses on Loans of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.

ACL on Unfunded Commitments
The allowance methodology for unfunded commitments is similar to the ACL on loans, but additionally includes considerations of the current utilization of the commitment, an estimate of the future utilization, an estimate of utilization of construction loans prior to completion and an estimate of construction loan advance rates as determined appropriate by historical commitment utilization and the Bank's estimates of future utilization given current economic forecasts. Unanticipated changes in loss rates estimated in the ACL on loans, as utilized in the methodology for the ACL on unfunded commitments, or the expected utilization of unfunded commitments could have a significant impact on our financial condition and results of operations.
For additional information regarding the ACL on unfunded commitments, see Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements and Note (20) Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.
Goodwill
The Company performed its annual goodwill impairment test during the fourth quarter of 2021 and determined, based on a qualitative assessment utilizing the Company's market capitalization, that it is more likely than not that the fair value of the reporting unit exceeded the carrying value, such that the Company's goodwill was not considered impaired for the year ended December 31, 2021. Changes in the economic environment, operations of the reporting unit or other adverse events, including as a result of COVID-19, could result in future impairment charges which could have a material adverse impact on the Company’s operating results.
For additional information regarding goodwill, see Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements and Note (7) Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.

Reconciliations of Non-GAAP Measures
This Form 10-K contains certain financial measures not presented in accordance with GAAP in addition to financial measures presented in accordance with GAAP. The Company has presented these non-GAAP financial measures in this Form 10-K because it believes that they provide useful and comparative information to assess trends in the Company’s performance and asset quality and to facilitate comparison of its performance with the performance of its peers. These non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. They should not be considered in isolation or as a substitute for financial measures presented in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of the GAAP and non-GAAP financial measures are presented in the tables below.
The Company believes presenting loan yield excluding the effect of discount accretion on purchased loans is useful in assessing the impact of acquisition accounting on loan yield as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off its balance sheet. Incremental accretion on purchased loans represents the amount of interest income recorded on purchased loans in excess of the contractual stated interest rate in the individual loan notes due to incremental accretion of purchased discount or premium. Purchased discount or premium is the difference between the contractual loan balance and the fair value of acquired loans at the acquisition date, or as modified by the adoption of ASU 2016-13. The purchased discount is accreted into income over the remaining life of the loan. The impact of incremental accretion on loan yield will change during any period based on the volume of prepayments, but it is expected to decrease over time as the balance of the purchased loans decreases. Similarly, presenting loan yield excluding the effect of SBA PPP loans is useful in assessing the impact of these special program loans that are anticipated to substantially decrease within a short time frame.

	Year Ended December 31,
	2021	2020
	(Dollars in thousands)
Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans:
Interest and fees on loans (GAAP)	$189,832	$192,417
Exclude SBA PPP loan interest and fees	(32,109)	(19,472)
Exclude incremental accretion on purchased loans	(2,638)	(3,446)
Adjusted interest and fees on loans (non-GAAP)	$155,085	$169,499

Average loans receivable, net (GAAP)	$4,181,464	$4,335,564
Exclude average SBA PPP loans	(549,422)	(589,635)
Adjusted average loans receivable, net (non-GAAP)	$3,632,042	$3,745,929

Loan yield (GAAP)	4.54%	4.44%
Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans (non-GAAP)	4.27%	4.52%

The Company considers presenting the ratio of ACL on loans to loans receivable, excluding SBA PPP loans, to be a useful measurement in evaluating the adequacy of the Company's ACL on loans as the balance of SBA PPP loans is significant to the loan portfolio, and since SBA PPP loans are guaranteed by the SBA, the Company has not provided an ACL on loans for SBA PPP loans.

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
ACL on loans to loans receivable, excluding SBA PPP loans
Allowance for credit losses on loans	$42,361	$70,185

Loans receivable (GAAP)	$3,815,662	$4,468,647
Exclude SBA PPP loans	145,840	715,121
Loans receivable, excluding SBA PPP (non-GAAP)	$3,669,822	$3,753,526

ACL on loans to loans receivable (GAAP)	1.11%	1.57%
ACL on loans to loans receivable, excluding SBA PPP loans (non-GAAP)	1.15%	1.87%

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through our exposure to market interest rates, equity prices and credit spreads. Our primary market risk is interest rate risk, which is the risk of loss of net interest income or net interest margin resulting from changes in market interest rates. Interest rate risk results primarily from the traditional banking activities in which the Bank engages, such as gathering deposits and extending loans. Many factors, including economic and financial conditions, movements in interest rates and consumer preferences, affect the difference between the interest earned on our assets and the interest paid on our liabilities. Management regularly reviews our exposure to changes in interest rates. Among the factors considered are changes in the mix of interest earning assets and interest bearing liabilities, interest rate spreads and repricing periods. The risk committee of the board of directors oversees market risk management, including the monitoring of risk measures and limits and policy guidelines, for the amount of interest rate risk and its effect on net interest income and capital.
On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The market transition away from LIBOR to an alternative reference rates is complex and could have a range of adverse effects on our business, consolidated financial condition and consolidated results of operations. For more information, see Item 1A. Risk Factors--Other Risks Related to Our Business.
Neither we, nor the Bank, maintain a trading account for any class of financial instrument, nor do we, or the Bank, engage in hedging activities or purchase high risk derivative instruments. Moreover, neither we, nor the Bank, are subject to foreign currency exchange rate risk or commodity price risk.
Net interest income simulation
An income simulation model is the primary tool we use to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Modeling the sensitivity of net interest income is highly dependent on numerous assumptions incorporated into the modeling process. Key assumptions in the model include prepayment speeds on loans and investment securities, decay rates on non-maturity deposits, and pricing on investment securities, loans, deposits and borrowings. In order to measure the interest rate risk sensitivity as of December 31, 2021, this simulation model uses a “no balance sheet growth” assumption and assumes an instantaneous and sustained uniform change in market interest rates at all maturities. These assumptions are inherently uncertain and, as a result, the net interest income projections should be viewed as an estimate of the net interest income sensitivity at the time of the analysis. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Based on the results of the simulation model, the following table presents the change in our net interest income as a result of parallel rate shock scenarios for the presented periods after the dates shown:

	December 31, 2021		December 31, 2020
	Amount	% Change in Net Interest Income	Amount	% Change in Net Interest Income
	(Dollars in thousands)
Modeled increase in market interest rates of 100 basis points
Increase in net interest income in Year 1	$21,554	11.8%	$15,281	7.7%
Increase in net interest income in Year 2	28,307	15.9	26,839	14.3
Modeled increase in market interest rates of 200 basis points
Increase in net interest income in Year 1	40,762	22.4	28,507	14.4
Increase in net interest income in Year 2	53,779	30.1	51,021	27.1
Modeled decrease in market interest rates of 100 basis points
Decrease in net interest income in Year 1	(6,445)	(3.5)	(3,014)	(1.5)
Decrease in net interest income in Year 2	(18,261)	(10.2)	(7,034)	(3.7)
These scenarios are based on market interest rates as of the last day of a reporting period published by independent sources that are actively traded in the open market. Given the overall level of market interest rates at December 31, 2021, we do not believe that the results of the "Down 200" analysis provide meaningful output and therefore have been excluded. For the "Down 100" scenario, the Bank's modeling assumption is that all deposit rates are floored to one or two basis points and new loan production is recalibrated to incorporate a chosen net interest spread over index. The simulations used to manage market risk are based on numerous assumptions regarding the effect of changes in interest rates on the timing and extent of reprice characteristics, future cash flows and customer behavior. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower net interest income. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes as well as changes in market condition, customer behavior and management strategies, among other factors.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Shareholders and the Board of Directors of Heritage Financial Corporation
Olympia, Washington

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying Consolidated Statements of Financial Condition of Heritage Financial Corporation and Subsidiaries (the "Company") as of December 31, 2021 and 2020, the related Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for allowance for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification No 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new current expected credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses on Loans – Qualitative Allowance
As described in Note 1, “Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements” and Note 4, “Allowance for Credit Losses (“ACL”) on Loans” to the consolidated financial statements, the Company’s consolidated allowance for credit losses on loans was $42.4 million at December 31, 2021 and reversal of provision for credit losses on loans was $27.3 million for the year then ended. The ACL on loans evaluation is inherently subjective, as it utilizes estimates that require a high degree of judgment relating to risk characteristics of loan segments, macroeconomic variables used in forecasting, and other qualitative risk factors. Changes in these judgments and estimates could have a material effect on the Company’s financial results.
The Company primarily uses a historic loss, open pool credit loss methodology to calculate the ACL on loans, which the Company has applied to identified loan segments with similar risk characteristics. The allowance for collectively evaluated loans is comprised of the baseline loss allowance, the macroeconomic allowance, and the qualitative allowance. The baseline loss allowance begins with the baseline loss rates calculated using average quarterly historical loss information for an economic cycle. The baseline loss rates are applied to each loan's estimated cash flows over the life of the loan under the remaining life method to determine the baseline loss estimate for each loan. The macroeconomic methodology incorporates a macroeconomic sensitive model which calculates multipliers for each loan segment to account for the current and forecasted conditions that adjust the baseline historical loss rates over a reasonable and supportable forecast period. Management also considers other qualitative risk factors to further adjust the estimated ACL on loans through a qualitative allowance. These adjustments are subjectively selected by management and are based on established metrics to estimate risk.
The subjective nature of the qualitative risk factor adjustments requires significant judgment by management both in the selection of qualitative factors to apply, if any, and the magnitude of the adjustment once selected. The audit procedures over the qualitative allowance utilized in management’s methodology involved especially challenging and subjective auditor judgment, including the use of more experienced audit personnel. Therefore, we identified auditing the ACL qualitative allowance as a critical audit matter.
Our audit procedures to address this critical audit matter primarily included the following:
•Tested the operating effectiveness of controls over application of the macroeconomic sensitive model and related factors including:
◦The Company’s ACL committee’s review and approval of the qualitative risk factor adjustments used to derive the qualitative allowance for the ACL on loans, and the relevance and reliability of the data used therein.
◦Management’s controls over the completeness and accuracy of the data utilized in the qualitative allowance for the ACL on loans.
•Substantively tested management’s application of the macroeconomic sensitive model and related factors including:
◦Evaluated the reasonableness of management’s judgments used in the determination of the qualitative risk factor adjustments by loan segment and the resulting allocation to the qualitative allowance for the ACL on loans.
◦Evaluated the reliability and relevancy of data used as a basis for the qualitative risk factor adjustments.
◦Tested the completeness and accuracy of the data utilized in management’s ACL methodology to derive the qualitative allowance for the ACL on loans.

/s/ Crowe LLP
We have served as the Company's auditor since 2012.

Denver, Colorado
February 24, 2022

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except shares)

	December 31, 2021	December 31, 2020
ASSETS
Cash on hand and in banks	$61,377	$91,918
Interest earning deposits	1,661,915	651,404
Cash and cash equivalents	1,723,292	743,322
Investment securities available for sale, at fair value, net (amortized cost of $883,832 and $770,195, respectively)	894,335	802,163
Investment securities held to maturity, at amortized cost, net (fair value of $376,331 and $0, respectively)	383,393	—
Total investment securities	1,277,728	802,163
Loans held for sale	1,476	4,932
Loans receivable	3,815,662	4,468,647
Allowance for credit losses on loans	(42,361)	(70,185)
Loans receivable, net	3,773,301	4,398,462
Other real estate owned	—	—
Premises and equipment, net	79,370	85,452
Federal Home Loan Bank stock, at cost	7,933	6,661
Bank owned life insurance	120,196	107,580
Accrued interest receivable	14,657	19,418
Prepaid expenses and other assets	183,543	193,301
Other intangible assets, net	9,977	13,088
Goodwill	240,939	240,939
Total assets	$7,432,412	$6,615,318
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$6,381,337	$5,597,990
Junior subordinated debentures	21,180	20,887
Securities sold under agreement to repurchase	50,839	35,683
Accrued expenses and other liabilities	124,624	140,319
Total liabilities	6,577,980	5,794,879
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 35,105,779 and 35,912,243 shares issued and outstanding, respectively	551,798	571,021
Retained earnings	293,238	224,400
Accumulated other comprehensive income, net	9,396	25,018
Total stockholders’ equity	854,432	820,439
Total liabilities and stockholders’ equity	$7,432,412	$6,615,318

See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts and shares outstanding)

	Year Ended December 31,
	2021	2020	2019
INTEREST INCOME:
Interest and fees on loans	$189,832	$192,417	$189,515
Taxable interest on investment securities	17,492	17,541	23,045
Nontaxable interest on investment securities	3,899	3,659	3,396
Interest on interest earning deposits	1,608	703	1,894
Total interest income	212,831	214,320	217,850
INTEREST EXPENSE:
Deposits	6,160	12,265	16,349
Junior subordinated debentures	742	890	1,339
Other borrowings	140	168	480
Total interest expense	7,042	13,323	18,168
Net interest income	205,789	200,997	199,682
(Reversal of) provision for credit losses	(29,372)	36,106	4,311
Net interest income after (reversal of) provision for credit losses	235,161	164,891	195,371
NONINTEREST INCOME:
Service charges and other fees	17,597	16,228	18,712
Gain on sale of investment securities, net	29	1,518	330
Gain on sale of loans, net	3,644	5,044	2,424
Interest rate swap fees	661	1,691	1,232
Bank owned life insurance income	2,520	4,319	2,160
Gain on sale of other assets, net	4,405	955	246
Other income	5,759	7,474	7,358
Total noninterest income	34,615	37,229	32,462
NONINTEREST EXPENSE:
Compensation and employee benefits	89,880	88,106	87,568
Occupancy and equipment	17,243	17,611	17,644
Data processing	16,533	14,449	13,022
Marketing	3,039	3,100	3,481
Professional services	4,065	5,921	5,192
State/municipal business and use taxes	3,884	3,754	3,754
Federal deposit insurance premium	2,106	1,789	725
Other real estate owned, net	—	(145)	352
Amortization of intangible assets	3,111	3,525	4,001
Other expense	9,408	10,830	11,049
Total noninterest expense	149,269	148,940	146,788
Income before income taxes	120,507	53,180	81,045
Income tax expense	22,472	6,610	13,488
Net income	$98,035	$46,570	$67,557
Basic earnings per share	$2.75	$1.29	$1.84
Diluted earnings per share	$2.73	$1.29	$1.83
Dividends declared per share	$0.81	$0.80	$0.84
Average number of basic shares outstanding	35,677,851	36,014,445	36,758,230
Average number of diluted shares outstanding	35,973,386	36,170,066	36,985,766

See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$98,035	$46,570	$67,557
Change in fair value of investment securities available for sale, net of tax of $(4,298), $4,506 and $4,834, respectively	(15,472)	15,828	18,094
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $(6), $(330) and $(69), respectively	(23)	(1,188)	(261)
Amortization of net unrealized gain for the reclassification of investment securities available for sale to held to maturity, net of tax of $(35), $0 and $0, respectively	(127)	—	—
Other comprehensive (loss) income	(15,622)	14,640	17,833
Comprehensive income	$82,413	$61,210	$85,390

See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share amounts)

	Year Ended December 31, 2021
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2020	35,912,243	$571,021	$224,400	$25,018	$820,439
Restricted stock units vested	125,377	—	—	—	—
Stock-based compensation expense	—	3,666	—	—	3,666
Common stock repurchased	(931,841)	(22,889)	—	—	(22,889)
Net income	—	—	98,035	—	98,035
Other comprehensive loss, net of tax	—	—	—	(15,622)	(15,622)
Cash dividends declared on common stock ($0.81 per share)	—	—	(29,197)	—	(29,197)
Balance at December 31, 2021	35,105,779	$551,798	$293,238	$9,396	$854,432

	Year Ended December 31, 2020
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2019	36,618,729	$586,459	$212,474	$10,378	$809,311
Cumulative effect from change in accounting policy (1)	—	—	(5,615)	—	(5,615)
Restricted stock units vested	109,853	—	—	—	—
Exercise of stock options	8,248	122	—	—	122
Stock-based compensation expense	—	3,559	—	—	3,559
Common stock repurchased	(824,587)	(19,119)	—	—	(19,119)
Net income	—	—	46,570	—	46,570
Other comprehensive income, net of tax	—	—	—	14,640	14,640
Cash dividends declared on common stock ($0.80 per share)	—	—	(29,029)	—	(29,029)
Balance at December 31, 2020	35,912,243	$571,021	$224,400	$25,018	$820,439
(1) Effective January 1, 2020, the Bank adopted ASU 2016-13, Financial Instruments - Credit Losses.

	Year Ended December 31, 2019
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2018	36,874,055	$591,806	$176,372	$(7,455)	$760,723
Cumulative effect from change in accounting policy (1)	—	—	(399)	—	(399)
Restricted stock units vested, net of forfeitures of restricted stock awards	61,964	—	—	—	—
Exercise of stock options	3,901	58	—	—	58
Stock-based compensation expense	—	3,231	—	—	3,231
Common stock repurchased	(321,191)	(8,636)	—	—	(8,636)
Net income	—	—	67,557	—	67,557
Other comprehensive loss, net of tax	—	—	—	17,833	17,833
Cash dividends declared on common stock ($0.84 per share)	—	—	(31,056)	—	(31,056)
Balance at December 31, 2019	36,618,729	$586,459	$212,474	$10,378	$809,311
(1) Effective January 1, 2019, the Bank adopted ASU 2016-02, Leases.
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$98,035	$46,570	$67,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(21,739)	(3,612)	14,113
(Reversal of) provision for credit losses	(29,372)	36,106	4,311
Stock-based compensation expense	3,666	3,559	3,231
Amortization of intangible assets	3,111	3,525	4,001
Origination of mortgage loans held for sale	(86,443)	(136,979)	(72,216)
Proceeds from sale of mortgage loans held for sale	93,543	142,624	70,397
Bank owned life insurance income	(2,520)	(4,319)	(2,160)
(Gain) loss on sale of other real estate owned	—	(179)	227
Gain on sale of mortgage loans held for sale, net	(3,644)	(5,044)	(2,424)
Gain on sale of investment securities available for sale, net	(29)	(1,518)	(330)
Gain on sale of other assets, net	(4,405)	(955)	(246)
Impairment of assets held for sale	145	630	102
Impairment of ROU asset	160	655	117
Other	19,022	(10,732)	5,810
Net cash provided by operating activities	69,530	70,331	92,490
Cash flows from investing activities:
Loan repayments (originations), net	699,107	(692,720)	(126,142)
Maturities and repayments of investment securities available for sale	254,668	264,223	242,348
Maturities and repayments of investment securities held to maturity	1,255	—	—
Purchase of investment securities available for sale	(616,123)	(152,618)	(242,776)
Purchase of investment securities held to maturity	(140,288)	—	—
Proceeds from sales of investment securities available for sale	1,248	55,030	43,962
Purchase of premises and equipment	(3,018)	(6,997)	(13,041)
Proceeds from sales of other loans	—	—	3,562
Proceeds from sales of other real estate owned	—	1,290	864
Proceeds from sales of assets held for sale	10,556	2,407	1,664
Proceeds from redemption of Federal Home Loan Bank stock	—	2,560	18,032
Purchases of Federal Home Loan Bank stock	(1,272)	(2,844)	(18,333)
Proceeds from sales of premises and equipment	65	554	96
Purchases of bank owned life insurance	(10,166)	(3,641)	(8,053)
Proceeds from bank owned life insurance death benefit	—	1,324	—
Cash received from return of New Market Tax Credit equity method investment	9,642	—	—
Capital contributions to low-income housing tax credit partnerships	(41,911)	(7,117)	(27,485)
Net cash provided (used) by investing activities	163,763	(538,549)	(125,302)

	Year Ended December 31,
	2021	2020	2019
Cash flows from financing activities:
Net increase in deposits	783,347	1,015,314	150,274
Federal Home Loan Bank advances	—	64,000	445,800
Repayment of Federal Home Loan Bank advances	—	(64,000)	(445,800)
Common stock cash dividends paid	(28,937)	(28,859)	(30,908)
Net increase (decrease) in securities sold under agreement to repurchase	15,156	15,514	(11,318)
Proceeds from exercise of stock options	—	122	58
Repurchase of common stock	(22,889)	(19,119)	(8,636)
Net cash provided by financing activities	746,677	982,972	99,470
Net increase in cash and cash equivalents	979,970	514,754	66,658
Cash and cash equivalents at beginning of period	743,322	228,568	161,910
Cash and cash equivalents at end of period	$1,723,292	$743,322	$228,568

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,790	$13,136	$17,867
Cash paid for income taxes, net of refunds	9,888	13,432	7,528

Supplemental non-cash disclosures of cash flow information:
Transfer of investment securities available for sale to held to maturity	244,778	—	—
Investment in low-income housing tax credit partnership and related funding commitment	29,551	10,237	46,677
Loans received from return of New Market Tax Credit equity method investment	15,596	—	—
ROU assets obtained in exchange for new operating lease liabilities	13,966	1,265	1,505
Transfers of properties classified as held for sale to prepaid expenses and other assets from premises and equipment, net	3,556	3,243	1,533
Cumulative effect from change in accounting policy (1)	—	7,175	29,754
Transfer of bank owned life insurance to prepaid expenses and other assets due to death benefit accrued, but not paid	—	2,672	209
Transfers of loans receivable to other real estate owned	$—	$270	$—
(1) Effective January 1, 2020 and 2019, the Bank adopted ASU 2016-13, Financial Instruments - Credit Losses, and ASU 2016-02, Leases, respectively.
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2021, 2020 and 2019

(1)Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, the Bank. The Bank is headquartered in Olympia, Washington and conducts business from its 49 branch offices located throughout Washington State and the greater Portland, Oregon area. The Bank’s business consists primarily of commercial lending and deposit relationships with small and medium-sized businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas. The Bank's deposits are insured by the FDIC.

(b) Basis of Presentation
The accompanying audited Consolidated Financial Statements have been prepared in accordance with GAAP for annual financial information and pursuant to the rules and regulations of the SEC. To prepare the audited Consolidated Financial Statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Management believes that the judgments, estimates, and assumptions used in the preparation of the Consolidated Financial Statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to management's estimate of the ACL on investment securities, management's estimate of the ACL on loans, management's estimate of the ACL on unfunded commitments, management's evaluation of goodwill impairment and management's estimate of the fair value of financial instruments.
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

(c) Significant Accounting Policies
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and in banks and interest earning deposits due substantially from the Federal Reserve Bank. Cash equivalents have a maturity of 90 days or less at the time of purchase.
Investment Securities
Investment securities for which the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and are carried at amortized cost. Investment securities held primarily for the purpose of selling in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in income. Investment securities not classified as held to maturity or trading are classified as available for sale and are reported at fair value with unrealized gains and losses, net of income taxes, as a separate component of other comprehensive income. The Bank determines the appropriate classification of investment securities at the time of purchase and reassesses the classification at each reporting date. Any subsequent reassessment of classification and transfer of investment securities available for sale to held to maturity are completed at the amortized cost basis plus or minus the amount of any remaining unrealized holding gain or loss reported in AOCI of the individual investment securities available for sale. The unrealized holding gain or loss at the date of the transfer continues to be recognized in AOCI, but that gain or loss is amortized over the remaining life of the security using the interest method. When the Company acquires another entity, all investment securities are recorded at fair value and classified as available for sale at the acquisition date.
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
Accrued interest receivable on investment securities available for sale is excluded from the estimate of expected credit losses. Changes in the ACL on investment securities available for sale are recorded as provision for credit losses expense. Losses are charged against the ACL when management believes the uncollectability of an investment security available for sale is confirmed or when either of the criteria regarding intent or requirement to sell is met.
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
Loans Held for Sale
Mortgage loans held for sale are carried at the lower of amortized cost or fair value. Any loan that management does not have the intent and ability to hold for the foreseeable future or until maturity or payoff is classified as held for sale at the time of origination, purchase, securitization or when such decision is made. Unrealized losses on loans held for sale are recorded as a valuation allowance and included in other expense on the Consolidated Statements of Income.
Loans Receivable
Loans receivable includes loans originated, indirect loans purchased by the Bank and loans acquired in business combinations that management has the intent and ability to hold for the foreseeable future or until maturity or payoff and is reported at amortized cost. Amortized cost is the outstanding principal balance, net of purchased premiums and discounts and net deferred loan origination fees and costs. Interest on loans is calculated using the interest method based on the daily balance of the principal amount outstanding and is credited to interest income as earned. Accrued interest receivable for loans receivable is reported within accrued interest receivable on the Consolidated Statements of Financial Condition. The Company's policies for loans receivable generally do not differ by loan segments or classes unless specified in the following policies.
Acquired Loans:
Acquired loans are recorded at their fair value at acquisition date net of an ACL on loans expected to be incurred over the life of the loan. The initial ACL on purchased loans is determined using the same methodology as originated loans. For non-PCD loans, the initial ACL on loans is recorded through earnings as a provision for credit losses. For PCD loans, the initial ACL is incorporated into the calculation of the fair value of net assets acquired on the merger date and the net of the PCD loan purchase price and the initial ACL becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of PCD loans is the noncredit discount or premium for PCD loans. The noncredit discount or premium for PCD loans and both the noncredit and credit discount or premium for non-PCD loans are accreted through the interest and fees on loans line item on the Consolidated Statements of Income over the life of the loan using the interest method for non-revolving credits or the straight-line method, which approximates the effective interest method, for revolving credits. Any unrecognized discount or premium for a purchased loan that is subsequently repaid in full is recognized immediately into income. Subsequent changes to the ACL on loans for purchased loans are recorded through earnings as a provision for credit losses.
Delinquent Loans:
Loans are considered past due or delinquent when principal or interest payments are past due 30 days or more. Delinquent loans may generally remain on accrual status between 30 days and 89 days past due.
The Bank did not designate loans with payment deferrals granted due to the COVID-19 Pandemic as past due during their modification period in accordance with the CARES Act and related regulatory guidance.

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
Troubled Debt Restructures:
A TDR is a restructuring in which the Bank, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that it would not otherwise consider. These concessions may include changes to the interest rate, extension of the maturity date, delay in the timing of the regular payment or any other actions intended to minimize potential losses. The Bank does not generally forgive principal as part of a TDR, but in those situations where principal is forgiven, the entire amount of such principal forgiveness is immediately charged off to the extent not done so prior to the modification. The Bank also considers insignificant delays in payments when determining if a loan should be classified as a TDR.
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
During 2020, the CARES Act and regulatory agencies provided guidance around the modification of loans as a result of the COVID-19 Pandemic and outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined by the CARES Act and related regulatory guidance prior to any relief are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current if they were less than 30 days past due on the contractual payments as of December 31, 2019 under the CARES Act, which the Bank determined was the implementation date of its modification program under related regulatory guidance. The CA Act extended relief offered under the CARES Act through January 1, 2022 or 60 days after the end of the national emergency declared by the President, whichever is earlier. The Bank elected to apply the temporary relief under the applicable guidance to certain eligible short-term modifications and did not classify the modifications as TDRs for accounting or disclosure purposes. However, COVID Modifications whose payment deferral exceeded 180 days following the loans' initial modification were classified as TDRs based on the Bank's internal policy.
Deferred Loan Origination Fees and Costs
Direct loan origination fees and costs on originated loans and premiums and discounts on acquired loans are deferred and subsequently amortized or accreted as a yield adjustment over the expected life of the loan without prepayment considerations utilizing the interest method, except revolving loans for which the straight-line method is used. When a loan is paid off prior to maturity, the remaining net deferred balance is immediately recognized into interest income. In the event loans are sold, the unamortized net deferred balance is recognized as a component of the gain or loss on the sale of loans.
ACL on Loans
The ACL on loans is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Loans are debited against the ACL on loans when management believes the uncollectibility of a loan balance is confirmed and subsequent recoveries, if any, are credited to the ACL on loans. The Bank records the changes in the ACL on loans through earnings as a provision for credit losses on the Consolidated Statements of Income.
Management has adopted a historic loss, open pool CECL methodology to calculate the ACL on loans. Under this methodology, loans are either collectively evaluated if they share similar risk characteristics, including performing TDR loans, or individually evaluated if they do not share similar risk characteristics, including nonaccrual loans.
The allowance for individually evaluated loans is calculated using either the collateral value method, which considers the likely source of repayment as the value of the collateral less estimated costs to sell, or the net present value method, which considers the contractual principal and interest terms and estimated cash flows available from the borrower to satisfy the debt.

Nonaccrual TDR loans are individually evaluated for credit loss except the original interest rate is used to discount the expected cash flows, not the rate specified in the restructuring.
The allowance for collectively evaluated loans is comprised of the baseline loss allowance, the macroeconomic allowance and the qualitative allowance. The baseline loss allowance begins with the baseline loss rates calculated using the Bank's average quarterly historical loss information for an economic cycle. The Bank evaluates the historical period on a quarterly basis with the assumption that economic cycles have historically lasted between 10 and 15 years. The baseline loss rates are applied to each loan's estimated cash flows over the life of the loan under the remaining life method to determine the baseline loss estimate for each loan. Estimated cash flows consider the principal and interest in accordance with the contractual term of the loan and estimated prepayments. Contractual cash flows are based on the amortized cost and are adjusted for balances guaranteed by governmental entities, such as SBA or USDA, resulting in the unguaranteed amortized cost. The contractual term excludes expected extensions, renewals and modifications unless either of the following applies: 1) management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or 2) the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company. Prepayments are established for each segment based on rolling historical averages for the segment, which management believes is an accurate representation of future prepayment activity. Management reviews the adequacy of the prepayment assumption on a quarterly basis.
The macroeconomic allowance includes consideration of the forecasted direction of the economic and business environment and its likely impact on the estimated allowance as compared to the historical losses over the reasonable and supportable time frame. Economic forecast models for the current period are uploaded to the model, which targets 16 forecasted macroeconomic factors, such as unemployment rate, gross domestic product, housing price index, commercial real estate price index, disposable income growth, mortgage rates and certain rate indices. Macroeconomic factor multipliers are determined through regression analysis and applied to loss rates for each segment of loans with similar risk characteristics. Each of the forecasted segment balances is impacted by a mix of these macroeconomic factors. Further, each of the macroeconomic factors is utilized differently by segment, including the application of lagged factors and various transformations such as percent change year over year. A macroeconomic sensitive model is developed for each segment given the current and forecasted conditions and a macroeconomic multiplier is calculated for each forecast period considering the forecasted losses as compared to the long-term average actual losses of the dataset. The impact of those macroeconomic factors on each segment, both positive or negative, using the reasonable and supportable period, are added to the calculated baseline loss allowance. After the reasonable and supportable period, forecasted loss rates revert to historical baseline loss levels over the predetermined reversion period on a straight-lined basis.
The Bank’s ACL model also includes adjustments for qualitative factors, where appropriate. Since historical information (such as historical net losses and economic cycles) may not always, by themselves, provide a sufficient basis for determining future expected credit losses, the Bank periodically considers the need for qualitative adjustments to the ACL. The Bank has a bias for minimal qualitative risk factors unless internal or external factors indicate otherwise. Qualitative adjustments may be related to and include, but not limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral or industry specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) other limitations associated with factors such as underwriting changes, acquisition of new portfolios, changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. The Bank has established metrics to estimate the qualitative risk factors by segment based on the identified risk.
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
Mortgage Banking Operations
The Bank originates and sells certain residential real estate loans on a servicing-released basis. The Bank recognizes a gain or loss on sale to the extent that the sale proceeds of the loan sold differs from the net book value at the time of sale.

Income from residential real estate loans brokered to other lenders is recognized into income on date of loan closing.
Commitments to fund residential real estate loans and commitments to subsequently sell residential real estate loans are made during the period between the taking of the loan application and the closing of the loan. The timing of making these commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. The Company enters into forward commitments for the future delivery of residential real estate loans when interest rate locks are entered into in order to hedge the interest rate risk resulting from its commitments to fund the loans. These sale commitments are typically made on a best-efforts basis whereby the Bank is only obligated to sell the loan if the loan is approved and closed by the Bank. Commitments to fund residential real estate loans to be sold into the secondary market and forward commitments for the future delivery of these loans are accounted for as free-standing derivatives, however, the fair values of these freestanding derivatives were not significant at December 31, 2021 or December 31, 2020.
Commercial Loan Sales, Servicing, and Commercial Servicing Asset
The Company, on a limited basis, sells the guaranteed portion of SBA and USDA loans, with servicing retained, for cash proceeds and records a related servicing asset. The Company does not sell loans with servicing retained unless it retains a participating interest. A servicing asset is recorded at fair value upon sale which is estimated by discounting estimated net future cash flows from servicing using discount rates that approximate current market rates and using estimated prepayment rates. Subsequent to initial recognition, all classes of servicing rights are carried at the lower of amortized cost or fair value and are amortized in proportion to and over the period of the estimated net servicing income. The servicing asset is reported within prepaid expenses and other assets on the Consolidated Statements of Financial Condition.
For purposes of evaluating and measuring impairment, the fair value of servicing rights is measured using a discounted estimated net future cash flow model as described above at least annually. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics including investor type, loan type and maturity and recognized through a valuation allowance for an individual stratum to the extent fair value is less than the carrying amount. If the Company later determines all or a portion of the impairment no longer exists for a particular stratum, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported within other noninterest income on the Consolidated Statements of Income.
In connection with the loan sales, the Bank typically makes representations and warranties about the underlying loans conforming to specified guidelines. If the underlying loans do not conform to the specifications, the Bank may have an obligation to repurchase the loans or indemnify the purchaser against any loss. The Bank believes the potential for material loss under these arrangements was remote at December 31, 2021, December 31, 2020 and December 31, 2019.
Servicing fee income is recorded for fees earned for servicing loans and reported as other noninterest income on the Consolidated Statements of Income. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of mortgage servicing rights is netted against servicing fee income. Late fees and ancillary fees related to loan servicing were not material for the years ended December 31, 2021, 2020, and 2019.
A premium over the adjusted carrying value is received upon the sale of the guaranteed portion of a SBA or USDA loan. The Bank's investment in an SBA or USDA loan is allocated among the sold and retained portions of the loan based on the relative fair value of each portion at the time of loan origination, adjusted for payments and other activities. Because the portion retained does not carry a SBA or USDA guarantee, part of the gain recognized on the sold portion of the loan is deferred and amortized as a yield enhancement on the retained portion in order to obtain a market equivalent yield. The balance of the deferred gain was immaterial at December 31, 2021, December 31, 2020 and December 31, 2019.
Other Real Estate Owned
Other real estate owned is recorded at the estimated fair value (less the costs to sell) at the date of acquisition, not to exceed net realizable value, and any resulting write-down is charged against the ACL on loans. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the properly to satisfy the loan through completion of a deed in lieu of foreclosure or similar legal agreement.
After acquisition, all costs incurred in maintaining the property are expensed except for costs relating to the development and improvement of the property which are capitalized to the extent of the property’s net realizable value. If the estimated realizable value of the other real estate owned property declines after the acquisition date, the valuation adjustment is charged to other real estate owned, net on the Consolidated Statements of Income.
Premises and Equipment
Premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets or the lease period, whichever is shorter. The estimated useful lives used to compute depreciation and amortization for buildings and building improvements, including lease improvements, is 15 to 39 years; and for furniture, fixtures and equipment is three to seven years. The Company reviews premises and equipment, including leasehold improvements, for impairment whenever events or changes in the circumstances indicate that the undiscounted cash flows for the property are less than its carrying value. If identified, an impairment loss is recognized through a charge to earnings based on the fair value of the property.
Bank Owned Life Insurance
The Company's BOLI policies insure the lives of certain current or former Bank officers and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitations) from the increase in the policies' underlying investments made by the insurance company. The Company records BOLI at the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
ACL on Accrued Interest Receivable
Accrued interest receivable on investment securities and loans receivable are excluded from their estimates of credit losses. Additionally, no allowance has been established for accrued interest receivable on investment securities and loans receivable as interest accrued, but not received, is reversed timely in accordance with the policies stated above.
Other Intangible Assets
Other intangible assets represent core deposit intangibles acquired in business combinations. The fair value of the core deposit intangible stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. The core deposit intangibles are amortized on an accelerated basis following a pattern of the economic benefits of the core deposit intangible over an estimated useful life of the deposit relationships acquired. The Company evaluates such identifiable intangibles for impairment annually or more frequently if an indication of impairment exists.
Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in certain mergers and acquisitions. Goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (single reporting unit) on an annual basis or more frequently if an indication of impairment exists between the annual tests.
For the goodwill impairment assessment, the Company either assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not the fair value of the reporting unit is less than its carrying value and a quantitative test is needed or opts to bypass the qualitative analysis and performs a quantitative analysis only. The quantitative analysis requires the Company to make assumptions and judgments regarding the fair value of the reporting unit. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded for the difference.
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
Operating Leases
The Company has only identified leases classified as operating leases. Operating leases are recorded as ROU assets and ROU liabilities within prepaid expenses and other assets and accrued expenses and other liabilities, respectively, in the Consolidated Statements of Financial Condition. ROU assets represent the Company's right to use an underlying asset for the lease term and ROU liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and ROU liabilities are recognized at the lease agreement commencement date based on the present value of lease payments over the lease term. The lease term incorporates options to extend the lease when it is reasonably certain that the Company will exercise that option. As the Company's leases typically do not provide an implicit rate; the Company uses its incremental borrowing rate based on the information available at the operating lease commencement date in determining the present value of lease payments. The operating lease ROU asset is further reduced by any lease pre-payments made and lease incentives. The leases may contain various provisions for increases in rental rates based either on changes in the published Consumer Price Index or a predetermined escalation schedule and such variable lease payments are recognized as lease expense as they are incurred. The majority of the Company's leases include variable lease payments such as real estate taxes, maintenance, insurance and other similar costs in addition to the base rent. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
The Company does not separate non-lease components from lease components and excludes operating leases with a term of twelve months or less from being capitalized as ROU assets and ROU liabilities. The Company follows a policy to capitalize lease agreements with total contractual lease payments of $25,000 or more. The Company does not account for any leases at a portfolio level.
Stock-Based Compensation
The Company maintains a number of stock-based incentive programs, which are discussed in more detail in Note (17)

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
The maximum exposure to loss in the LIHTCs is the amount of equity invested and credit extended by the Company. Loans to these entities are underwritten in substantially the same manner as other loans and are secured. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined the Company does not have controlling financial interests in such investments and is not the primary beneficiary.
New Market Tax Credit Investments
Through May 2021, the Company held $25.0 million of qualified equity investments in three certified development entities eligible to receive NMTC. The NMTC program provides federal tax incentives to investors to make investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTC is available to investors over a seven-year period and is subject to recapture if certain events occur during such period. The Company is required to fund 85% of a tranche by a predetermined deadline to claim the entire tax credit. The Company funded its tranche before the deadline.
The Company dissolved the NMTC investment during the year ended December 31, 2021 after gross tax credits related to the Company's certified development entities totaling $9.8 million were utilized during the seven year period ending December 31, 2020. Prior to dissolution, the Company accounted for its NMTC on the equity method and reported the investment balance in prepaid expenses and other assets on the Consolidated Statements of Financial Condition and the related investment income was recognized in other income on the Consolidated Statements of Income.
Deferred Compensation Plans
The Company has a Deferred Compensation Plan and has entered into similar arrangements with certain executive officers. Under the Deferred Compensation Plan, participants are permitted to elect to defer compensation and the Company has the discretion to make additional contributions to the Deferred Compensation Plan on behalf of any participant based on a number of factors. Such discretionary contributions are generally approved by the Compensation Committee of the Company's board of directors. The notional account balances of participants under the Deferred Compensation Plan earn interest on an annual basis. The applicable interest rate is the Moody’s Seasoned Aaa Corporate Bond Yield as of January 1 of each year. Generally, a participant’s account is payable upon the earliest of the participant’s separation from service with the Company, the participant’s death or disability, or a specified date that is elected by the participant in accordance with applicable rules of the Internal Revenue Code, as amended.
Additionally, in conjunction with the Company's merger with Premier Commercial Bancorp in 2018, the Company assumed a Salary Continuation Plan. The Salary Continuation Plan is an unfunded non-qualified deferred compensation plan for select former Premier Commercial executive officers, some of which are current Company officers. Under the Salary Continuation Plan, the Company will pay each participant, or their beneficiary, specified amounts over specified periods beginning with the individual's termination of service due to retirement subject to early termination provisions.
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
Provision for Credit Losses
The provision for credit losses as presented in the Consolidated Statements of Income includes the provision for credit losses on loans, the provision for credit losses on unfunded commitments and the provision for credit losses on investment securities.
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
Revenue from Contracts with Customers
The Company's revenues are primarily composed of interest income on financial instruments, such as loans and investment securities. The Company's revenue derived from contracts with customers are generally presented in service charges and other fees and other income on the Consolidated Statement of Income and includes the following:
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

(d) Recently Issued or Adopted Accounting Pronouncements
FASB ASU 2016-02, Leases (Topic 842), as amended by ASU 2017-13, 2018-01, 2018-10, 2018-11 and ASU 2018-11 and ASU 2019-01, was originally issued in February 2016, to increase transparency and comparability of leases among organizations and to disclose key information about leasing arrangements. The ASU sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The ASU requires lessees to apply a dual approach, classifying leases as either a finance or operating lease. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a ROU asset and liability for all leases with a term greater than 12 months regardless of their classification. All cash payments are classified within operating activities in the statement of cash flows. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The ASU was effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the ASU on January 1, 2019 and elected an exclusion accounting policy for lease assets and lease liabilities of leases with a term of twelve months or less. The adoption of this ASU resulted in the recognition of operating lease ROU assets and liabilities of approximately $29.3 million and $30.2 million, respectively, in prepaid expenses and other assets and accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. This change also resulted in a cumulative-effect adjustment to beginning retained earnings of $399,000, net of tax, under the modified retrospective approach.
FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, and ASU 2020-02, was originally issued in June 2016. This ASU replaced the incurred loss methodology with an expected loss methodology, which is commonly referred to as the "CECL" methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, CECL Adoption made changes to the accounting for credit losses on investment securities available for sale. This ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. For public business entities, this ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for fiscal years after December 15, 2018, and can be delayed under a provision of the CARES Act until the end of the official health emergency declaration. The Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost, investment securities available for sale and unfunded commitments. At adoption, the Bank elected not to measure an ACL on accrued interest receivable on loans receivable or accrued interest receivable on investment securities available for sale as Bank policy is to reverse interest income for uncollectible accrued interest receivable balances in a timely manner. The Significant Accounting Policies section above reflects the policies after adoption. The CECL Adoption had the following impacts:
Investment Securities
As of December 31, 2019, the Company only held investment securities available for sale, had no historical charge-off or recovery history and did not have any investment securities available for sale outstanding at the adoption date for which an other-than-temporary impairment was previously recorded. At the adoption date of ASU 2016-13, the unrealized losses present in the portfolio of investment securities available for sale were primarily due to decreases in market interest rates on floating rate investment securities since the purchase of the securities and the fair value of these securities was expected to recover as the securities approach their maturity dates. The basis of management’s conclusion was that at December 31, 2019, 83.5% of the investment securities were issued by or guaranteed by the United States government or its agencies, 14.0% were issued and guaranteed by State and local governments and the remainder of the portfolio was invested in at least investment-grade securities. As a result of the analysis, no ACL on investment securities available for sale was recorded upon adoption.
Loan Receivable
ASU 2016-13 replaced the allowance for loan losses with the ACL on loans on the Consolidated Statements of Financial Condition and replaced the related provision for loan losses with the provision for credit losses as presented on the Consolidated Statements of Income, which now additionally includes the provision for credit losses on unfunded commitments discussed below.
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
Unfunded Commitments
ASU 2016-13 replaced the reserve for unfunded commitments with the ACL on unfunded commitments as included in Accrued liabilities and other expenses on the Consolidated Statements of Financial Condition and replaced the provision for unfunded commitments which was previously recorded in Other expense with the provision for credit losses as presented on the Consolidated Statements of Income, which now additionally includes the provision for credit losses on loans discussed above. Upon adoption, the Bank recorded a pretax increase in the beginning ACL on unfunded commitments of $3.7 million.
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

(2)Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk and complement the Bank’s lending activities.
During the three months ended September 30, 2021, the Company reassessed and transferred, at fair value, $244.8 million of U.S. government and agency securities from the available for sale classification to the held to maturity classification. The net unrealized after tax gain of $1.3 million remained in AOCI to be amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer.
There were no investment securities classified as trading at December 31, 2021 or December 31, 2020. There were no investment securities classified as held to maturity at December 31, 2020.
(a) Investment Securities by Classification Type and Maturity
The following tables present the amortized cost and fair value of investment securities at the dates indicated and the corresponding amounts of gross unrealized gains and losses, including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in AOCI:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. government and agency securities	$21,494	$55	$(176)	$21,373
Municipal securities	213,158	8,908	(854)	221,212
Residential CMO and MBS	307,366	2,111	(2,593)	306,884

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Commercial CMO and MBS	313,169	3,891	(1,199)	315,861
Corporate obligations	2,007	7	—	2,014
Other asset-backed securities	26,638	369	(16)	26,991
Total	$883,832	$15,341	$(4,838)	$894,335

Investment securities held to maturity:
U.S. government and agency securities	$141,011	$120	$(1,768)	$139,363
Residential CMO and MBS	24,529	—	(153)	24,376
Commercial CMO and MBS	217,853	—	(5,261)	212,592
Total	$383,393	$120	$(7,182)	$376,331

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. government and agency securities	$44,713	$947	$—	$45,660
Municipal securities	197,634	12,561	(227)	209,968
Residential CMO and MBS	196,956	5,125	(209)	201,872
Commercial CMO and MBS	290,638	13,198	(90)	303,746
Corporate obligations	10,971	125	—	11,096
Other asset-backed securities	29,283	565	(27)	29,821
Total	$770,195	$32,521	$(553)	$802,163
The amortized cost and fair value of investment securities at December 31, 2021, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$7,009	$7,095	$—	$—
Due after one year through five years	28,441	29,608	—	—
Due after five years through ten years	71,319	74,089	68,210	68,014
Due after ten years	156,528	160,798	72,801	71,349
Total investment securities due at a single maturity date	263,297	271,590	141,011	139,363
Mortgage-backed securities (1)	620,535	622,745	242,382	236,968
Total	$883,832	$894,335	$383,393	$376,331
(1) Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their payment speed.
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at December 31, 2021 and December 31, 2020.
(b) Unrealized Losses on Investment Securities Available for Sale
The following tables show the gross unrealized losses and fair value of the Company’s investment securities available for sale for which an ACL on investment securities available for sale has not been recorded, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at the dates indicated:

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and agency securities	$14,828	$(176)	$—	$—	$14,828	$(176)
Municipal securities	29,774	(619)	9,351	(235)	39,125	(854)
Residential CMO and MBS	204,039	(2,470)	19,862	(123)	223,901	(2,593)
Commercial CMO and MBS	83,283	(1,161)	1,936	(38)	85,219	(1,199)
Other asset-backed securities	2,763	(9)	1,118	(7)	3,881	(16)
Total	$334,687	$(4,435)	$32,267	$(403)	$366,954	$(4,838)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Municipal securities	$10,264	$(227)	$—	$—	$10,264	$(227)
Residential CMO and MBS	—	—	25,293	(209)	25,293	(209)
Commercial CMO and MBS	11,404	(29)	7,499	(61)	18,903	(90)
Other asset-backed securities	—	—	4,570	(27)	4,570	(27)
Total	$21,668	$(256)	$37,362	$(297)	$59,030	$(553)
(c) ACL on Investment Securities
The Company evaluated investment securities available for sale as of December 31, 2021 and December 31, 2020 and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of both December 31, 2021 and December 31, 2020. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of December 31, 2021 and December 31, 2020.
The Company also evaluated investment securities held to maturity for current expected credit losses. There were no investment securities held to maturity classified as nonaccrual or past due as of December 31, 2021 and all were issued by the U.S. government and its agencies and either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and have a long history of no credit losses. Accordingly, the Company did not measure expected credit losses on investment securities held to maturity since the historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. Therefore, no ACL on investment securities held to maturity was recorded as of December 31, 2021.
(d) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of investment securities available for sale for the years ended December 31, 2021, December 31, 2020 and December 31, 2019:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Gross realized gains	$29	$1,537	$558
Gross realized losses	—	(19)	(228)
Net realized gains	$29	$1,518	$330

(e) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities that are pledged as collateral for the following obligations at December 31, 2021 and December 31, 2020:

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state public deposits	$128,216	$130,217	$119,652	$124,228
Federal Reserve Bank credit facility	61,057	59,674	—	—
Securities sold under agreement to repurchase	59,887	59,655	38,630	39,945
Other securities pledged	56,419	55,633	29,665	30,717
Total	$305,579	$305,179	$187,947	$194,890
(f) Accrued Interest Receivable
Accrued interest receivable excluded from the amortized cost on investment securities available for sale totaled $3.5 million and $3.6 million at December 31, 2021 and December 31, 2020, respectively. Accrued interest receivable excluded from the amortized cost on investment securities held to maturity totaled $1.1 million at December 31, 2021.
No amounts of accrued interest receivable on investment securities available for sale or held to maturity were reversed against interest income on investment securities available for sale during the years ended December 31, 2021, 2020, and 2019.

(3)Loans Receivable
The Bank originates loans in the ordinary course of business and has also acquired loans through mergers and acquisitions. Accrued interest receivable was excluded from disclosures presenting the Bank's amortized cost of loans receivable as it was deemed insignificant.
(a) Loan Origination/Risk Management
The Bank categorizes the individual loans in the total loan portfolio into four segments: commercial business; residential real estate; real estate construction and land development; and consumer. Within these segments are classes of loans for which management monitors and assesses credit risk.
The Bank has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and criticized loans. The Bank also conducts internal loan reviews and validates the credit risk assessment on a periodic basis and presents the results of these reviews to management. The loan review process complements and reinforces the risk identification and assessment decisions made by loan officers and credit personnel.
The amortized cost of loans receivable, net of ACL on loans at December 31, 2021 and December 31, 2020 consisted of the following portfolio segments and classes:

	December 31, 2021	December 31, 2020
	(In thousands)
Commercial business:
Commercial and industrial	$621,567	$733,098
SBA PPP	145,840	715,121
Owner-occupied CRE	931,150	856,684
Non-owner occupied CRE	1,493,099	1,410,303
Total commercial business	3,191,656	3,715,206
Residential real estate	164,582	122,756
Real estate construction and land development:
Residential	85,547	78,259
Commercial and multifamily	141,336	227,454
Total real estate construction and land development	226,883	305,713
Consumer	232,541	324,972
Loans receivable	3,815,662	4,468,647

	December 31, 2021	December 31, 2020
	(In thousands)
Allowance for credit losses on loans	(42,361)	(70,185)
Loans receivable, net	$3,773,301	$4,398,462

Balances included in the amortized cost of loans receivable:
Unamortized net discount on acquired loans	$(3,938)	$(6,575)
Unamortized net deferred fee	$(7,952)	$(15,458)
A discussion of the risk characteristics of each loan portfolio segment is as follows:
Commercial Business:
There are four significant classes of loans in the commercial business portfolio segment discussed separately below:
Commercial and industrial. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may include a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. Commercial and industrial loans carry more risk than other loans because the borrowers’ cash flow is less predictable and in the event of a default the amount of loss is potentially greater and more difficult to quantify because the value of the collateral securing these loans may fluctuate, may be uncollectible or may be obsolete or of limited use, among other things.
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
Owner-occupied and non-owner occupied CRE. The Bank originates CRE loans primarily within its primary market areas. These loans are subject to underwriting standards and processes similar to commercial and industrial loans in that these loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate properties. CRE lending typically involves higher loan principal amounts and payments on loans and repayment is dependent on successful operation and management of the properties. The value of the real estate securing these loans can be adversely affected by conditions in the real estate market or the economy. There is some common risk characteristics with owner-occupied CRE loans and non-owner occupied CRE loans. However, owner-occupied CRE loans are generally considered to have a slightly lower risk profile as we typically have the guarantee of the owner-occupant and can underwrite risk using the complete financial information on the entity that occupies the property.
Residential Real Estate:
The majority of the Bank’s residential real estate loans are secured by one-to-four family residences located in its primary market areas. The Company’s underwriting standards require that residential real estate loans maintained in the portfolio generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms of maturity typically range from 15 to 30 years. The Bank sells a portion of originated residential real estate loans in the secondary market.
Real Estate Construction and Land Development:
The Bank originates construction loans for residential and for commercial and multifamily properties. The residential construction loans generally include construction of custom single-family homes whereby the home owner is the borrower. The Bank also provides financing to builders for the construction of pre-sold residential homes and, in selected cases, to builders for the construction of speculative single-family residential property. Substantially all construction loans are short-term in nature and priced with variable rates of interest. Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, the Bank’s estimates with regard to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness. If the Bank’s estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss if the borrower does not repay the loan. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being dependent upon successful completion of the construction project, market interest rate changes, government regulation of real property, general economic conditions and the availability of long-term financing.
Consumer:
The Bank originates consumer loans and lines of credit that are both secured and unsecured. The underwriting process for these loans ensures a qualifying primary and secondary source of repayment. Underwriting standards for home equity loans are significantly influenced by statutory requirements, which include, but are not limited to, a maximum loan-to-value percentage of 80%, collection remedies, the number of such loans a borrower can have at one time and documentation requirements. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed. The majority of consumer loans are for relatively small amounts disbursed among many individual borrowers which reduces the overall credit risk for this segment. To further reduce the risk, trend reports are reviewed by management on a regular basis.
The Bank also purchased indirect consumer loans. These indirect consumer loans were secured by new and used automobile and recreational vehicles and were originated indirectly by established and well-known dealers located in our market areas. In addition, the indirect loans purchased were made to only prime borrowers. The Bank ceased indirect auto loan originations in March 2020.
(b) Concentrations of Credit
Most of the Bank’s lending activity occurs within its primary market areas which are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County and Washington County in Oregon, as well as other contiguous markets and represents a geographic concentration. Additionally, our loan portfolio is concentrated in commercial loans, including commercial business loans and commercial and multifamily real estate construction and land development loans. Commercial loans are generally viewed as having more inherent risk of default than residential real estate loans or other consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential real estate loans and consumer loans, implying higher potential losses on an individual loan basis.
(c) Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the Bank’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of the loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans, (v) past due status and (vi) the general economic conditions of the United States of America, and specifically the states of Washington and Oregon. The Bank utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 10. A description of the general characteristics of the risk grades is as follows:
•Grades 1 to 5: These grades are considered “Pass” and include loans with negligible to above average, but acceptable, risk. These borrowers generally have strong to acceptable capital levels and consistent earnings and debt service capacity. Loans with the higher grades within the “Pass” category may include borrowers who are experiencing unusual operating difficulties, but have acceptable payment performance to date. Increased monitoring of financial information and/or collateral may be appropriate. Loans with this grade show no immediate loss exposure.
•Grade 6: This grade includes "Watch" loans. The grade is intended to be utilized on a temporary basis for pass grade borrowers where a potentially significant risk-modifying action is anticipated in the near term.
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
•Grade 9: This grade includes “Doubtful” loans in accordance with regulatory guidelines and the Bank has determined these loans to have excessive credit risk. Such loans are placed on nonaccrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. Additionally, these loans generally have been partially charged off for the amount considered uncollectible.
•Grade 10: This grade includes “Loss” loans in accordance with regulatory guidelines and the Bank has determined these loans have the highest risk of loss. Such loans are charged off or charged down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined.
Numerical loan grades for loans are established at the origination of the loan. Changes to loan grades are considered at the time new information about the performance of a loan becomes available, including the receipt of updated financial information from the borrower, results of annual term loan reviews and scheduled loan reviews. For consumer loans, the Bank follows the FDIC’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property.
Loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a pass grade may have some estimated inherent losses, but to a lesser extent than the other loan grades. The SM loan grade is transitory in that the Bank is waiting on additional information to determine the likelihood and extent of the potential loss. The likelihood of loss for SM graded loans, however, is greater than Watch graded loans because there has been measurable credit deterioration. Loans with a SS grade are generally accrual loans at risk of being classified as nonaccrual loans and includes all of our loans classified as nonaccrual. For Doubtful and Loss graded loans, the Bank is almost certain of the losses and the outstanding principal balances are generally charged off to the realizable value.
Regulatory agencies provided guidance regarding credit risk ratings, delinquency reporting and nonaccrual status for loans adversely impacted by the COVID-19 Pandemic. The Bank has and will continue to exercise judgment in determining the risk rating for impacted borrowers and will not automatically adversely classify credits that have been affected by the COVID-19 Pandemic. The Bank did not designate loans with payment deferrals granted due to the COVID-19 Pandemic as past due because of the deferral. Due to the short-term nature of the forbearance and other relief programs the Bank was offering as a result of the COVID-19 Pandemic, borrowers granted relief under these programs were generally not reported as nonaccrual during the deferral period.
The following table presents the amortized cost of loans receivable by risk grade as of December 31, 2021 and December 31, 2020:

	December 31, 2021						Revolving Loans	Revolving Loans Converted to Term Loans (1)	Loans Receivable
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior
	(In thousands)
Commercial business:
Commercial and industrial
Pass	$95,960	$100,193	$94,657	$54,707	$28,558	$77,294	$127,651	$1,035	$580,055
SM	326	884	5,998	1,425	2,223	2,401	2,048	353	15,658
SS	1,443	1,287	5,912	2,809	2,526	6,907	4,402	568	25,854
Total	97,729	102,364	106,567	58,941	33,307	86,602	134,101	1,956	621,567
SBA PPP
Pass	139,253	6,587	—	—	—	—	—	—	145,840
Owner-occupied CRE
Pass	182,742	90,609	188,380	73,714	66,039	273,518	—	72	875,074
SM	264	—	3,079	7,521	3,937	16,724	—	—	31,525
SS	—	1,332	—	3,787	3,014	16,418	—	—	24,551
Total	183,006	91,941	191,459	85,022	72,990	306,660	—	72	931,150
Non-owner occupied CRE
Pass	187,860	185,650	244,863	149,090	144,896	499,486	—	—	1,411,845
SM	—	—	5,674	—	15,482	2,400	—	—	23,556
SS	—	—	—	3,379	—	54,319	—	—	57,698
Total	187,860	185,650	250,537	152,469	160,378	556,205	—	—	1,493,099
Total commercial business
Pass	605,815	383,039	527,900	277,511	239,493	850,298	127,651	1,107	3,012,814
SM	590	884	14,751	8,946	21,642	21,525	2,048	353	70,739
SS	1,443	2,619	5,912	9,975	5,540	77,644	4,402	568	108,103
Total	607,848	386,542	548,563	296,432	266,675	949,467	134,101	2,028	3,191,656
Residential real estate
Pass	85,089	27,090	23,295	5,672	6,141	16,891	—	—	164,178
SS	—	—	—	—	—	404	—	—	404
Total	85,089	27,090	23,295	5,672	6,141	17,295	—	—	164,582
Real estate construction and land development:
Residential
Pass	44,892	23,728	12,266	2,921	389	1,351	—	—	85,547

	December 31, 2021						Revolving Loans	Revolving Loans Converted to Term Loans (1)	Loans Receivable
	Term Loans Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior
Commercial and multifamily
Pass	56,448	41,616	34,117	5,794	710	1,379	—	—	140,064
SM	—	—	68	—	—	213	—	—	281
SS	—	571	—	—	—	420	—	—	991
Total	56,448	42,187	34,185	5,794	710	2,012	—	—	141,336
Total real estate construction and land development
Pass	101,340	65,344	46,383	8,715	1,099	2,730	—	—	225,611
SM	—	—	68	—	—	213	—	—	281
SS	—	571	—	—	—	420	—	—	991
Total	101,340	65,915	46,451	8,715	1,099	3,363	—	—	226,883
Consumer
Pass	1,286	15,737	46,041	29,819	15,068	13,026	108,492	120	229,589
SS	—	181	657	476	542	1,043	36	17	2,952
Total	1,286	15,918	46,698	30,295	15,610	14,069	108,528	137	232,541
Loans receivable
Pass	793,530	491,210	643,619	321,717	261,801	882,945	236,143	1,227	3,632,192
SM	590	884	14,819	8,946	21,642	21,738	2,048	353	71,020
SS	1,443	3,371	6,569	10,451	6,082	79,511	4,438	585	112,450
Total	$795,563	$495,465	$665,007	$341,114	$289,525	$984,194	$242,629	$2,165	$3,815,662
(1) Represents the loans receivable balance at December 31, 2021 which was converted from a revolving loan to an amortizing loan during the year ended December 31, 2021.

	December 31, 2020						Revolving Loans	Revolving Loans Converted to Term Loans (1)	Loans Receivable
	Term Loans Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior
	(In thousands)
Commercial business:
Commercial and industrial
Pass	$118,971	$127,919	$70,766	$44,231	$37,658	$95,958	$121,440	$819	$617,762
SM	14,430	9,162	10,878	4,171	5,700	3,579	11,790	814	60,524
SS	2,199	11,835	3,416	9,348	1,052	7,651	15,484	3,827	54,812
Total	135,600	148,916	85,060	57,750	44,410	107,188	148,714	5,460	733,098
SBA PPP
Pass	715,121	—	—	—	—	—	—	—	715,121
Owner-occupied CRE
Pass	89,224	167,095	94,830	80,138	74,902	254,864	—	—	761,053
SM	6,146	4,540	16,386	11,231	5,464	12,105	—	—	55,872
SS	—	—	114	7,320	3,313	29,012	—	—	39,759
Total	95,370	171,635	111,330	98,689	83,679	295,981	—	—	856,684
Non-owner-occupied CRE
Pass	197,548	173,153	148,830	172,438	240,614	406,817	—	—	1,339,400
SM	—	1,979	357	2,448	6,210	3,539	—	—	14,533
SS	—	—	3,623	—	35,455	17,292	—	—	56,370
Total	197,548	175,132	152,810	174,886	282,279	427,648	—	—	1,410,303
Total commercial business
Pass	1,120,864	468,167	314,426	296,807	353,174	757,639	121,440	819	3,433,336
SM	20,576	15,681	27,621	17,850	17,374	19,223	11,790	814	130,929

SS	2,199	11,835	7,153	16,668	39,820	53,955	15,484	3,827	150,941
Total	1,143,639	495,683	349,200	331,325	410,368	830,817	148,714	5,460	3,715,206
Residential real estate
Pass	30,141	41,829	15,730	10,362	7,322	16,825	—	—	122,209
SS	—	—	—	59	—	488	—	—	547
Total	30,141	41,829	15,730	10,421	7,322	17,313	—	—	122,756
Real estate construction and land development:
Residential
Pass	33,801	36,697	2,725	1,097	971	1,042	—	—	76,333
SS	—	—	—	1,926	—	—	—	—	1,926
Total	33,801	36,697	2,725	3,023	971	1,042	—	—	78,259
Commercial and multifamily
Pass	27,423	151,020	38,682	5,660	689	1,407	—	—	224,881
SM	67	1,011	—	—	—	29	—	—	1,107
SS	572	450	—	—	—	444	—	—	1,466
Total	28,062	152,481	38,682	5,660	689	1,880	—	—	227,454
Total real estate construction and land development
Pass	61,224	187,717	41,407	6,757	1,660	2,449	—	—	301,214
SM	67	1,011	—	—	—	29	—	—	1,107
SS	572	450	—	1,926	—	444	—	—	3,392
Total	61,863	189,178	41,407	8,683	1,660	2,922	—	—	305,713
Consumer
Pass	43,742	77,083	53,195	30,559	13,443	15,453	87,547	315	321,337
SS	34	404	684	648	420	1,319	78	48	3,635
Total	43,776	77,487	53,879	31,207	13,863	16,772	87,625	363	324,972
Loans receivable
Pass	1,255,971	774,796	424,758	344,485	375,599	792,366	208,987	1,134	4,178,096
SM	20,643	16,692	27,621	17,850	17,374	19,252	11,790	814	132,036
SS	2,805	12,689	7,837	19,301	40,240	56,206	15,562	3,875	158,515
Total	$1,279,419	$804,177	$460,216	$381,636	$433,213	$867,824	$236,339	$5,823	$4,468,647
(1) Represents the loans receivable balance at December 31, 2020 which was converted from a revolving loan to an amortizing loan during the year ended December 31, 2020.
(d) Nonaccrual Loans
The following table presents the amortized cost of nonaccrual loans for the dates indicated:

	December 31, 2021
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$6,454	$3,827	$10,281
Owner-occupied CRE	3,036	5,138	8,174
Non-owner occupied CRE	1,273	3,379	4,652
Total commercial business	10,763	12,344	23,107
Residential real estate	—	47	47
Real estate construction and land development:
Commercial and multifamily	—	571	571
Consumer	—	29	29
Total	$10,763	$12,991	$23,754

	December 31, 2020
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$22,039	$9,208	$31,247
Owner-occupied CRE	4,693	13,700	18,393
Non-owner occupied CRE	3,424	3,722	7,146
Total commercial business	30,156	26,630	56,786
Residential real estate	67	117	184
Real estate construction and land development:
Commercial and multifamily	572	450	1,022
Consumer	31	69	100
Total	$30,826	$27,266	$58,092
The following table presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full of previously classified nonaccrual loans during the following periods:

	December 31, 2021		December 31, 2020
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(In thousands)
Commercial business:
Commercial and industrial	$(10)	$2,295	$(95)	$434
Owner-occupied CRE	—	117	(238)	89
Non-owner occupied CRE	—	601	(208)	67
Total commercial business	(10)	3,013	(541)	590
Residential real estate	—	—	(2)	2
Real estate construction and land development:
Residential	—	71	—	—
Commercial and multifamily	—	—	(11)	—
Total real estate construction and land development	—	71	(11)	—
Consumer	(1)	52	(1)	47
Total	$(11)	$3,136	$(555)	$639
For the years ended December 31, 2021 and 2020, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full.
(e) Past due loans
The Bank performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The amortized cost of past due loans as of December 31, 2021 and December 31, 2020 were as follows:

	December 31, 2021
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$1,858	$6,821	$8,679	$612,888	$621,567
SBA PPP	223	293	516	145,324	145,840
Owner-occupied CRE	2,397	112	2,509	928,641	931,150
Non-owner occupied CRE	—	—	—	1,493,099	1,493,099
Total commercial business	4,478	7,226	11,704	3,179,952	3,191,656

	December 31, 2021
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Residential real estate	420	10	430	164,152	164,582
Real estate construction and land development:
Residential	792	—	792	84,755	85,547
Commercial and multifamily	3,474	571	4,045	137,291	141,336
Total real estate construction and land development	4,266	571	4,837	222,046	226,883
Consumer	1,026	—	1,026	231,515	232,541
Total	$10,190	$7,807	$17,997	$3,797,665	$3,815,662

	December 31, 2020
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$4,621	$8,082	$12,703	$720,395	$733,098
SBA PPP	—	—	—	715,121	715,121
Owner-occupied CRE	991	403	1,394	855,290	856,684
Non-owner occupied CRE	412	1,970	2,382	1,407,921	1,410,303
Total commercial business	6,024	10,455	16,479	3,698,727	3,715,206
Residential real estate	765	16	781	121,975	122,756
Real estate construction and land development:
Residential	—	—	—	78,259	78,259
Commercial and multifamily	2,225	—	2,225	225,229	227,454
Total real estate construction and land development	2,225	—	2,225	303,488	305,713
Consumer	1,407	30	1,437	323,535	324,972
Total	$10,421	$10,501	$20,922	$4,447,725	$4,468,647
There was one SBA PPP loan 90 days or more past due that was still accruing interest as of December 31, 2021 with an amortized cost of $293,000. There were no loans 90 days or more past due that were still accruing interest as of December 31, 2020.
(f) Collateral-dependent Loans
The type of collateral securing loans individually evaluated for credit losses and for which the repayment was expected to be provided substantially through the operation or sale of the collateral as of December 31, 2021 and December 31, 2020 were as follows, with balances representing the amortized cost of the loan classified by the primary collateral category of each loan if multiple collateral sources secure the loan:

	December 31, 2021
	CRE	Farmland	Residential Real Estate	Other	Total
	(In thousands)
Commercial business:
Commercial and industrial	$1,499	$4,362	$1,036	$245	$7,142
Owner-occupied CRE	3,035	—	—	—	3,035
Non-owner occupied CRE	1,273	—	—	—	1,273
Total commercial business	5,807	4,362	1,036	245	11,450
Real estate construction and land development:
Commercial and multifamily	571	—	—	—	571
Total	$6,378	$4,362	$1,036	$245	$12,021

	December 31, 2020
	CRE	Farmland	Residential Real Estate	Other	Total
	(In thousands)
Commercial business:
Commercial and industrial	$1,893	$18,738	$584	$1,405	$22,620
Owner-occupied CRE	4,693	—	—	—	4,693
Non-owner occupied CRE	3,424	—	—	—	3,424
Total commercial business	10,010	18,738	584	1,405	30,737
Residential real estate	—	—	67	—	67
Real estate construction and land development:
Commercial and multifamily	572	—	—	—	572
Consumer	—	—	30	—	30
Total	$10,582	$18,738	$681	$1,405	$31,406
There have been no significant changes to the collateral securing loans individually evaluated for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the year ended December 31, 2021, except changes due to additions or removals of loans in this classification.
(g) Troubled Debt Restructured Loans
Loans that were modified as TDR loans are set forth in the following tables for the periods indicated:

	Year Ended December 31,
	2021		2020		2019
	Number of Contracts	Amortized Cost (1) (2)	Number of Contracts	Amortized Cost (1) (2)	Number of Contracts	Amortized Cost (1) (2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	31	$9,710	75	$36,118	44	$31,122
Owner-occupied CRE	7	16,565	14	19,326	4	1,695
Non-owner occupied CRE	4	17,640	9	25,728	4	2,208
Total commercial business	42	43,915	98	81,172	52	35,025
Residential real estate	1	178	1	22	—	—
Real estate construction and land development:
Residential	—	—	4	1,926	1	237
Commercial and multifamily	1	450	1	450	—	—
Total real estate construction and land development	1	450	5	2,376	1	237
Consumer	22	511	48	1,198	12	157
Total	66	$45,054	152	$84,768	65	$35,419
(1)Number of contracts and amortized cost represent loans which have balances as of period end, net of subsequent payments after modifications. Certain TDR loans may have been paid-down or charged-off during the years ended December 31, 2021, 2020 and 2019.
(2) As the Bank did not forgive any principal or interest balance as part of the loan modifications, the Bank’s amortized cost in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).
The Bank had an ACL on loans of $3.1 million, $7.5 million and $1.0 million at December 31, 2021, December 31, 2020, and December 31, 2019, respectively, related to these TDR loans which were restructured during the year ended December 31, 2021, 2020 and 2019, respectively.
The unfunded commitment to borrowers related to TDR loans was $5.7 million and $2.6 million at December 31, 2021 and December 31, 2020, respectively.

The following tables present loans that were modified in a TDR and subsequently defaulted within twelve months from the modification date during the periods indicated:

	Year Ended December 31,
	2021		2020		2019
	Number of Contracts (1)	Amortized Cost (1)	Number of Contracts (1)	Amortized Cost (1)	Number of Contracts (1)	Amortized Cost (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	6	$1,379	4	$2,136	13	$12,854
Owner-occupied CRE	—	—	2	1,369	3	1,142
Non-owner occupied CRE	—	—	2	1,811	1	52
Total	6	$1,379	8	$5,316	17	$14,048
(1)Number of contracts and amortized cost represent TDR loans which have balances as of period end, net of subsequent payments after modifications. Certain TDR loans may have been paid-down or charged-off during the years ended December 31, 2021, 2020 and 2019.
During the years ended December 31, 2021, 2020, and 2019, six, eight and 11 TDR loans defaulted because each was past its modified maturity date and the borrower had not subsequently repaid the credits. The Bank chose not to further extend the maturity date on these TDR loans. The remaining six TDR loans for the year ended December 31, 2019 defaulted because the borrower was more than 90 days delinquent on their scheduled loan payments. The Bank had an ACL on loans for these TDR loans which defaulted during the related years of $111,000, $229,000, and $88,000 at December 31, 2021, 2020, and 2019.
(h) Related Party Loans
In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates. Activity in related party loans during the periods indicated was as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance outstanding at the beginning of year	$7,694	$8,144	$8,367
Principal additions	—	199	—
Principal reductions	(572)	(649)	(223)
Balance outstanding at the end of year	$7,122	$7,694	$8,144
The Company had $255,000 and $545,000 of unfunded commitments to related parties and all related party loans were performing in accordance with the underlying loan agreements as of December 31, 2021 and December 31, 2020.
(i) Residential Real Estate Loan Sales
The Bank originates residential real estate loans; a portion of which are sold on the secondary market. The Bank does not retain servicing on loans sold in the secondary market. At December 31, 2021 and December 31, 2020, the balance of loans held for sale was $1.5 million and $4.9 million, respectively.
The following table presents information concerning the origination and sale of the Bank's residential real estate loans and the gains from their sale during the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Originated (1)	$190,734	$191,207	$150,030
Sold	89,899	137,580	68,238
Gain on sale of loans, net (2)	3,644	5,044	2,159
(1) Includes loans originated for sale in the secondary market or for the Bank's loan portfolio.
(2) Excludes net gains on sales of SBA and other loans.

(j) Commercial Loan Sales, Servicing, and Commercial Servicing Asset
Details of loans serviced for others are as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Loans serviced for others with participating interest, gross loan balance	$30,852	$32,131
Loans serviced for others with participating interest, participation balance owned by Bank (1)	7,088	7,842
(1) Included in the balance of loans receivable on the Consolidated Statements of Financial Condition.
The Company recognized $320,000, $423,000 and $532,000 of servicing income for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company's servicing asset at December 31, 2021 and December 31, 2020 was $343,000 and $583,000, respectively. There was no valuation allowance on the Company's servicing asset as of December 31, 2021 and December 31, 2020.
(k) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $10.1 million and $15.8 million at December 31, 2021 and December 31, 2020, respectively. It is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.

(4)Allowance for Credit Losses on Loans
Effective January 1, 2020, the Bank adopted ASU 2016-13. CECL Adoption replaced the allowance for loan losses with the ACL on loans and replaced the related provision for loan losses with the provision for credit losses on loans.
The baseline loss rates used to calculate the ACL on loans at December 31, 2021 utilized the Bank's average quarterly historical loss information from December 31, 2012 through the balance sheet date. There were no changes to this assumption during the year ended December 31, 2021. The Bank believes the historic loss rates are viable inputs to the current CECL model as the Bank's lending practice and business has remained relatively stable throughout the periods. While the Bank's assets have grown, the credit culture has stayed relatively consistent.
Prepayments included in the CECL model at December 31, 2021 were based on the 48-month rolling historical averages for each segment, which management believes is an accurate representation of future prepayment activity. There were no changes to this assumption during the year ended December 31, 2021.
The reasonable and supportable period and subsequent reversion period used in the CECL model was five quarters and two quarters at December 31, 2021. There were no changes to these assumptions during the year ended December 31, 2021. Management believes forecasts beyond this seven quarter time period tend to diverge in economic assumptions and may be less comparable to actual future events. As the length of the reasonable and supportable period increases, the degree of judgment involved in estimating the allowance increases.
During the year ended December 31, 2021, the ACL on loans decreased $27.8 million, or 39.6%, due primarily to a reversal of provision for credit losses on loans of $27.3 million. The reversal of provision for credit losses was primarily driven by improvements in the economic forecast used in the CECL model at December 31, 2021 as compared to the forecast used in the CECL model at December 31, 2020.
The ACL on loans at December 31, 2021 and December 31, 2020 did not include a reserve for SBA PPP loans as these loans are fully guaranteed by the SBA.
A summary of the changes in the ACL on loans during the years ended December 31, 2021, December 31, 2020 and December 31, 2019 is as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at the beginning of the year	$70,185	$36,171	$35,042
Impact of CECL Adoption	—	1,822	—
Balance at the beginning of the year, as adjusted	70,185	37,993	35,042
Charge-offs	(1,946)	(5,622)	(4,989)
Recoveries of loans previously charged-off	1,420	2,381	1,807
(Reversal of) provision for credit losses on loans	(27,298)	35,433	4,311
Balance at the end of the year	$42,361	$70,185	$36,171

The following tables detail the activity in the ACL on loans by segment and class for the periods indicated:

	Year Ended December 31, 2021
	Beginning Balance	Charge-offs	Recoveries	Reversal of Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$30,010	$(917)	$791	$(12,107)	$17,777
Owner-occupied CRE	9,486	(359)	25	(2,741)	6,411
Non-owner occupied CRE	10,112	—	—	(1,251)	8,861
Total commercial business	49,608	(1,276)	816	(16,099)	33,049
Residential real estate	1,591	—	—	(182)	1,409
Real estate construction and land development:
Residential	1,951	—	32	(679)	1,304
Commercial and multifamily	11,141	(1)	—	(7,168)	3,972
Total real estate construction and land development	13,092	(1)	32	(7,847)	5,276
Consumer	5,894	(669)	572	(3,170)	2,627
Total	$70,185	$(1,946)	$1,420	$(27,298)	$42,361

	Year Ended December 31, 2020
	Beginning Balance	Impact of CECL Adoption	Beginning Balance, as Adjusted	Charge-offs	Recoveries	Provision (Reversal of Provision) for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$11,739	$(1,348)	$10,391	$(3,616)	$1,513	$21,722	$30,010
Owner-occupied CRE	4,512	452	4,964	(135)	17	4,640	9,486
Non-owner occupied CRE	7,682	(2,039)	5,643	—	—	4,469	10,112
Total commercial business	23,933	(2,935)	20,998	(3,751)	1,530	30,831	49,608
Residential real estate	1,458	1,471	2,929	—	3	(1,341)	1,591
Real estate construction and land development:
Residential	1,455	(571)	884	—	278	789	1,951
Commercial and multifamily	1,605	7,240	8,845	(417)	—	2,713	11,141
Total real estate construction and land development	3,060	6,669	9,729	(417)	278	3,502	13,092
Consumer	6,821	(2,484)	4,337	(1,454)	570	2,441	5,894
Unallocated	899	(899)	—	—	—	—	—
Total	$36,171	$1,822	$37,993	$(5,622)	$2,381	$35,433	$70,185
The following table details activity in the allowance for loan losses by segment and class for the period indicated:

	Year Ended December 31, 2019
	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$11,343	$(2,692)	$166	$2,922	$11,739
Owner-occupied CRE	4,898	—	50	(436)	4,512
Non-owner occupied CRE	7,470	—	441	(229)	7,682
Total commercial business	23,711	(2,692)	657	2,257	23,933
Residential real estate	1,203	(60)	—	315	1,458

	Year Ended December 31, 2019
	Beginning Balance	Charge-offs	Recoveries	Provision for Loan Losses	Ending Balance
Real estate construction and land development:
Residential	1,240	(133)	637	(289)	1,455
Commercial and multifamily	954	—	—	651	1,605
Total real estate construction and land development	2,194	(133)	637	362	3,060
Consumer	6,581	(2,104)	513	1,831	6,821
Unallocated	1,353	—	—	(454)	899
Total	$35,042	$(4,989)	$1,807	$4,311	$36,171

(5)Other Real Estate Owned
Changes in other real estate owned during the periods indicated were as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance at the beginning of the year	$—	$841	$1,983
Additions	—	270	—
Proceeds from dispositions	—	(1,290)	(864)
Gain (loss) on sale, net	—	179	(227)
Valuation adjustment	—	—	(51)
Balance at the end of the year	$—	$—	$841
At December 31, 2021, there were no consumer mortgage loans secured by residential real estate properties (included in Loans receivable on the Consolidated Statements of Financial Position) for which formal foreclosure proceedings were in process.

(6)Premises and Equipment
A summary of premises and equipment is as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Land	$19,973	$21,599
Buildings and building improvements	65,550	71,653
Furniture, fixtures and equipment	23,815	26,341
Total premises and equipment	109,338	119,593
Less: Accumulated depreciation	29,968	34,141
Premises and equipment, net	$79,370	$85,452
Total depreciation expense on premises and equipment was $5.3 million, $5.5 million and $4.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

(7)Goodwill and Other Intangible Assets
(a) Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the following mergers: Premier Commercial Bancorp and Puget Sound Bancorp in 2018; Washington Banking Company in 2014; Valley Community Bancshares in 2013; Western Washington Bancorp in 2006 and North Pacific Bank in 1998. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit). There were no additions to goodwill during the years ended December 31, 2021, 2020, and 2019.
At December 31, 2021, the Company’s analysis concluded the fair value of the reporting unit exceeded the carrying value so the Company's goodwill was not considered impaired. Similarly, no goodwill impairment charges were recorded for the years ended December 31, 2020 and 2019. Even though there was no goodwill impairment at December 31, 2021, changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material impact on the Company’s operating results.
(b) Other Intangible Assets
Other intangible assets represent core deposit intangible acquired in business combinations with estimated useful lives of ten years. There were no additions to goodwill during the years ended December 31, 2021, 2020, and 2019 and the estimated aggregate amortization expense related to other intangible assets for future years as of December 31, 2021 is as follows, in thousands:

2022	$2,750
2023	2,435
2024	1,640
2025	1,173
2026	1,006
Thereafter	973
Total	$9,977

(8)Derivative Financial Instruments
The following table presents the notional amounts and estimated fair values of derivatives:

	December 31, 2021		December 31, 2020
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives:
Interest rate swap asset (1)	322,726	$15,219	$308,126	$25,740
Interest rate swap liability (1)	322,726	(15,286)	308,126	(26,162)
(1) The estimated fair value of derivatives with customers was $9.8 million and $25.4 million as of December 31, 2021 and December 31, 2020, respectively. The estimated fair value of derivatives with third-parties was $(9.8) million and $(25.9) million as of December 31, 2021 and December 31, 2020, respectively.
Generally, the gains and losses of the interest rate derivatives offset due to the back-to-back nature of the contracts. However, the settlement values of the Bank's net derivative assets with customers were increased by $355,000 and reduced by $422,000 as of December 31, 2021 and December 31, 2020, respectively, due to the recognition of a credit valuation adjustment. A credit valuation adjustment was not recorded on the Bank's net derivative assets as of December 31, 2019.

(9)Deposits
Deposits consisted of the following:

	December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Noninterest demand deposits	$2,330,956	36.5%	$1,980,531	35.4%
Interest bearing demand deposits	1,946,605	30.5	1,716,123	30.7
Money market accounts	1,120,174	17.6	962,983	17.2
Savings accounts	640,763	10.0	538,819	9.6
Total non-maturity deposits	6,038,498	94.6	5,198,456	92.9
Certificates of deposit	342,839	5.4	399,534	7.1
Total deposits	$6,381,337	100.0%	$5,597,990	100.0%
Deposit accounts overdrawn and reclassified to loans receivable were $216,000 and $187,000 as of December 31, 2021 and December 31, 2020. Accrued interest payable on deposits was $53,000 and $73,000 as of December 31, 2021 and December 31, 2020, respectively and is included in accrued expenses and other liabilities in the Consolidated Statements of Financial Condition.

Interest expense, by category, was as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Interest bearing demand deposits	$2,497	$3,234	$3,940
Money market accounts	1,485	2,830	2,754
Savings accounts	367	527	2,634
Certificates of deposit	1,811	5,674	7,021
Total interest expense	$6,160	$12,265	$16,349
Scheduled maturities of certificates of deposit for future years as of December 31, 2021 are as follows, in thousands:

2022	$290,497
2023	32,608
2024	9,072
2025	4,531
2026	6,131
Total	$342,839
Certificates of deposit issued in denominations equal to or in excess of $250,000 totaled $100.0 million and $123.1 million as of December 31, 2021 and December 31, 2020, respectively.
Deposits received from related parties as of December 31, 2021 and December 31, 2020 totaled $8.8 million and $6.3 million, respectively.

(10)Junior Subordinated Debentures
As part of the acquisition of Washington Banking Company on May 1, 2014, the Company assumed trust preferred securities and junior subordinated debentures with a total fair value of $18.9 million at the merger date. At December 31, 2021 and December 31, 2020, the balance of the junior subordinated debentures, net of unaccreted discount, was $21.2 million and $20.9 million, respectively.
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
The adjustable rate of the trust preferred securities at December 31, 2021 and December 31, 2020 was 1.77% and 1.80%, respectively. The weighted average rate of the junior subordinated debentures for the years ended December 31, 2021, 2020 and 2019 was 3.53%, 4.29% and 6.55%, respectively. The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.
The junior subordinated debentures are the sole assets of the Trust and payments under the junior subordinated debentures are the sole revenues of the Trust. All of the common securities of the Trust are owned by the Company. The Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. For financial reporting purposes, the Company's investment in the Master Trust is accounted for under the equity method and is included in prepaid expenses and other assets on the Consolidated Statements of Financial Condition. The junior subordinated debentures issued and guaranteed by the Company and held by the Master Trust are reflected as liabilities on the Consolidated Statements of Financial Condition.

(11)Securities Sold Under Agreement to Repurchase
The Company utilizes securities sold under agreement to repurchase with one day maturities as a supplement to funding sources. Securities sold under agreement to repurchase are secured by pledged investment securities. Under the securities sold under agreement to repurchase, the Company is required to maintain an aggregate market value of securities pledged greater than the balance of the securities sold under agreement to repurchase. The Company is required to pledge additional securities to cover any declines below the balance of the securities sold under agreement to repurchase. For additional information on the total value of investment securities pledged for securities sold under agreement to repurchase see Note (2) Investment Securities.

The following table presents the balance of the Company's securities sold under agreement to repurchase obligations by class of collateral pledged at the dates indicated:

	December 31, 2021	December 31, 2020
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$4,914	$—
Residential CMO and MBS	4,134	7,388
Commercial CMO and MBS	41,791	28,295
Total	$50,839	$35,683

(12)Other Borrowings
(a) FHLB
The FHLB functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2021, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $1.06 billion. At December 31, 2021 and December 31, 2020 the Bank had no FHLB advances outstanding.
Advances from the FHLB may be collateralized by FHLB stock owned by the Bank, deposits at the FHLB, certain commercial and residential real estate loans, investment securities or other assets. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 160% of outstanding advances depending on the type of collateral.
(b) Federal Funds Purchased
The Bank maintains advance lines with five correspondent banks to purchase federal funds totaling $215.0 million as of December 31, 2021. The lines generally mature annually or are reviewed annually. As of December 31, 2021 and December 31, 2020, there were no federal funds purchased.
(c) Credit Facilities
The Bank maintains a credit facility with the Federal Reserve Bank with available borrowing capacity of $57.0 million as of December 31, 2021. There were no borrowings outstanding as of December 31, 2021 and December 31, 2020. Any advances on the credit facility would be secured by either investment securities or certain types of the Bank's loans receivable.
(d) Related Party Borrowings
The Company did not have any borrowings from related parties as of December 31, 2021 or December 31, 2020.

(13)Leases
The Company's noncancelable operating lease agreements relate to certain banking offices, back-office operational facilities, office equipment and sublease agreements. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule. As of December 31, 2021 and December 31, 2020, the Company’s operating lease ROU asset was $27.6 million and $18.0 million, respectively, and the related operating lease ROU liability was $28.8 million and $19.3 million, respectively. The Company does not have any leases designated as finance leases.
On December 30, 2021, the Company sold its Olympia, Washington headquarters campus for total proceeds of $5.4 million resulting in a net gain of $2.7 million. Contemporaneously with the closing of the sale, the Company entered into two leases pursuant to which the Company leased back the first and second floors of the main building for an initial annual rent of $227,000, subject to annual escalations of 3% over the lease terms. The leases are being accounted for as operating leases and have initial lease terms of ten and five years for the first and second floor, respectively, and both leases additionally provide the Company with two five-year options to extend. The new operating leases were incorporated into the required disclosures below.
The table below summarizes the information about our leases during the periods or at period end presented:

	Year Ended December 31,
	2021	2020
	(In thousands)
Operating lease cost	$4,758	$4,717
Short-term lease cost	49	49
Variable lease cost	947	967

Sublease income	(24)	(55)
Total net lease cost during the period	$5,730	$5,678

Operating cash used for amounts included in the measurement of lease liabilities during the period	$5,004	$4,881
ROU assets obtained in exchange for lease liabilities during the period	13,966	1,265

Weighted average remaining lease term of operating leases, in years, at period end	7.1	7.2
Weighted average discount rate of operating leases, at period end	2.32%	3.12%
The following table presents the lease payment obligations as of December 31, 2021 as outlined in the Company’s lease agreements for each of the next five years and thereafter, in thousands:

2022	$4,750
2023	4,844
2024	4,614
2025	4,480
2026	3,930
Thereafter	8,703
Total lease payments	31,321
Implied interest	(2,480)
ROU liability	$28,841

(14)Employee Benefit Plans
(a) 401(k) Plan
The Company provides its eligible employees with a Plan, including funding certain Plan costs as incurred. All employees may participate in the Plan commencing with the first of the month following the start of employment or concurrent to their hire date if starting the first of the month. Participants may contribute a portion of their salary, which is matched by the Company at 50%, not to be greater than 3% of eligible compensation, up to Internal Revenue Service limits. All participants are 100% vested in all accounts at all times. Employer matching contributions for the years ended December 31, 2021, 2020 and 2019 were $1.7 million, $1.7 million and $1.6 million, respectively.
The Plan may make profit sharing and discretionary contributions which are completely discretionary. Participants are eligible for-profit sharing contributions upon credit of 1,000 hours of service during the plan year, the attainment of 18 years of age and employment on the last day of the year. Employees are 100% vested in profit sharing contributions at all times. For the years ended December 31, 2021, 2020 and 2019, the Company made no employer profit sharing contributions.
(b) Employment Agreements
The Company has entered into contracts with certain senior officers that provide benefits under certain conditions following termination without cause or following a change in control of the Company.
(c) Deferred Compensation Plan
The Company has a Deferred Compensation Plan which provides its directors and select executive officers with the opportunity to defer current compensation. The following table presents a summary of the changes in the Deferred Compensation Plan during the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance outstanding at the beginning of the year	$4,101	$4,244	$3,654
Employer contributions	634	207	443
Interest credited	78	128	147
Benefits Paid	(959)	(478)	—
Balance outstanding at the end of the year	$3,854	$4,101	$4,244
(d) Salary Continuation Plan
In conjunction with the Company's merger with Premier Commercial Bancorp in 2018, the Company assumed an unfunded deferred compensation plan for select former Premier Commercial executive officers, some of which are current

Company officers. The following table presents a summary of the changes in the salary continuation plan during the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Obligation, at the beginning of the year	$4,162	$4,334	$4,600
Benefits paid	(536)	(460)	(554)
Expenses incurred	209	288	288
Obligation, at the end of the year	$3,835	$4,162	$4,334

(15)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except shares)
Net income:
Net income	$98,035	$46,570	$67,557
Dividends and undistributed earnings allocated to participating securities (1)	—	(7)	(57)
Net income allocated to common shareholders	$98,035	$46,563	$67,500
Basic:
Weighted average common shares outstanding	35,677,851	36,018,627	36,789,244
Restricted stock awards	—	(4,182)	(31,014)
Total basic weighted average common shares outstanding	35,677,851	36,014,445	36,758,230
Diluted:
Basic weighted average common shares outstanding	35,677,851	36,014,445	36,758,230
Effect of potentially dilutive common shares (2)	295,535	155,621	227,536
Total diluted weighted average common shares outstanding	35,973,386	36,170,066	36,985,766
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive (3)	7,043	137,093	1,501
(1) Represents dividends paid and undistributed earnings allocated to unvested restricted stock awards.
(2) Represents the effect of the assumed exercise of stock options and vesting of restricted stock awards and units.
(3) Anti-dilution occurs when the exercise price of a stock option or the unrecognized compensation cost per share of a restricted stock award or unit exceeds the market price of the Company’s stock.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity during the most recent three year period:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 23, 2019	$0.18	February 7, 2019	February 21, 2019
April 24, 2019	$0.18	May 8, 2019	May 22, 2019
July 24, 2019	$0.19	August 8, 2019	August 22, 2019
October 23, 2019	$0.19	November 7, 2019	November 21, 2019
October 23, 2019	$0.10	November 7, 2019	November 21, 2019	*
January 22, 2020	$0.20	February 6, 2020	February 20, 2020
April 29, 2020	$0.20	May 13, 2020	May 27, 2020
July 22, 2020	$0.20	August 5, 2020	August 19, 2020
October 21, 2020	$0.20	November 4, 2020	November 18, 2020

January 27, 2021	$0.20	February 10, 2021	February 24, 2021
April 21, 2021	$0.20	May 5, 2021	May 19, 2021
July 21, 2021	$0.20	August 4, 2021	August 18, 2021
October 20, 2021	$0.21	November 3, 2021	November 17, 2021
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
(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On October 23, 2014, the Company's board of directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or approximately 1,512,600 shares, under the eleventh stock repurchase plan. On March 12, 2020, the Company's board of directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares, under the twelfth stock repurchase plan after all shares under the eleventh stock repurchase plan had been repurchased. The number, timing and price of shares repurchased under the twelfth stock repurchase plan will depend on business and market conditions and other factors, including opportunities to deploy the Company's capital.
The following table provides total repurchased shares and average share prices under the applicable plans for the periods indicated:

	Year Ended December 31,
	2021	2020	2019	Plan Total(1)
Eleventh Stock Repurchase Plan
Repurchased shares	—	639,922	292,712	1,512,600
Stock repurchase average share price	$—	$23.95	$26.50	$21.69

Twelfth Stock Repurchase Plan
Repurchased shares	904,972	155,778	—	1,060,750
Stock repurchase average share price	$24.43	$20.34	$—	$23.83
(1)Represents shares repurchased and average price per share paid during the duration of each plan.
In addition to the stock repurchases under a stock repurchase plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total shares repurchased to pay withholding taxes during the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Repurchased shares to pay withholding taxes	26,869	28,887	28,479
Stock repurchase to pay withholding taxes average share price	$29.10	$21.57	$30.83
(d) Issuance of Common Stock
Common stock was issued during the years ended December 31, 2020 and 2019 related to the exercise of stock options as further described in Note (17) Stock-Based Compensation.
(16)Fair Value Measurements
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
Appraisals on collateral-dependent loans are performed by certified general appraisers for commercial properties or certified residential appraisers for residential properties whose qualifications and licenses have been reviewed and verified by the Bank. Once received, the Bank's internal appraisal department reviews and approves the assumptions and approaches utilized in the appraisal as well as the resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.
Derivative Financial Instruments:
The Bank obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2021 and December 31, 2020, the Bank assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
Branches held for sale:
Branches held for sale are recorded at fair value less costs to sell when transferred from premises and equipment, net to prepaid expenses and other assets on the Consolidated Statements of Financial Condition with any valuation adjustment recorded within other noninterest expense on the Consolidated Statements of Income. The fair value of branches held for sale is determined based on a real estate appraisal or broker price opinion. Adjustments are routinely made in the appraisal and broker price opinion process by independent appraisers and commercial real estate brokers, respectively, to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in Level 3 classification of the inputs for determining fair value. Additionally, the fair value of branches held for sale can be adjusted based on executed agreements of sale to be completed at a future date.
Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$21,373	$—	$21,373	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Municipal securities	221,212	—	221,212	—
Residential CMO and MBS	306,884	—	306,884	—
Commercial CMO and MBS	315,861	—	315,861	—
Corporate obligations	2,014	—	2,014	—
Other asset-backed securities	26,991		26,991	—
Total investment securities available for sale	894,335	—	894,335	—
Equity security	240	240	—	—
Derivative assets - interest rate swaps	15,219	—	15,219	—
Liabilities
Derivative liabilities - interest rate swaps	$15,286	$—	$15,286	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$45,660	$—	$45,660	$—
Municipal securities	209,968	—	209,968	—
Residential CMO and MBS	201,872	—	201,872	—
Commercial CMO and MBS	303,746	—	303,746	—
Corporate obligations	11,096	—	11,096	—
Other asset-backed securities	29,821	—	29,821	—
Total investment securities available for sale	802,163	—	802,163	—
Equity security	131	131	—	—
Derivative assets - interest rate swaps	25,740	—	25,740	—
Liabilities
Derivative liabilities - interest rate swaps	$26,162	$—	$26,162	$—
Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
The following tables below represent assets measured at fair value on a nonrecurring basis at the dates indicated:

	Basis(1)	Fair Value at December 31, 2021
		Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$1,911	$1,049	$—	$—	$1,049
Owner-occupied CRE	613	189	—	—	189
Total commercial business	2,524	1,238	—	—	1,238
Real estate construction and land development:
Commercial and multifamily	991	534	—	—	534
Total	3,515	1,772	—	—	1,772
Prepaid expenses and other assets:
Branch held for sale (2)	698	698	—	—	698
Total assets measured at fair value on a nonrecurring basis	$4,213	$2,470	$—	$—	$2,470

(1)Basis represents the outstanding principal balance of collateral-dependent loans and the carrying value of the branch held for sale.
(2) In December 2021, one branch was written down to its net realizable value concurrent with the signing of an agreement for sale at a future date.

	Basis(1)	Fair Value at December 31, 2020
		Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$1,305	$1,289	$—	$—	$1,289
Prepaid expenses and other assets:
Branch held for sale (2)	1,330	1,330	—	—	1,330
Total assets measured at fair value on a nonrecurring basis	$2,635	$2,619	$—	$—	$2,619
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
The following table represents the net (loss) gain recorded in earnings as a result of nonrecurring fair value adjustments recorded during the periods indicated:

	Year ended December 31,
	2021	2020	2019
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$(691)	$(8)	$(78)
Owner-occupied CRE	(359)	—	—
Total commercial business	(1,050)	(8)	(78)
Real estate construction and land development:
Commercial and multifamily	(38)	—	—
Prepaid expenses and other assets:
Branch held for sale	(145)	$(630)	$—
Net loss from nonrecurring fair value adjustments	$(1,233)	$(638)	$(78)
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

	December 31, 2021
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Collateral-dependent loans	$1,772	Market approach	Adjustment for differences between the comparable sales	35.0% - (11.0%); 13.8%
Branch held for sale	$698	Market approach	Sale agreement	Not applicable

	December 31, 2020
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Collateral-dependent loans	$1,289	Market approach	Adjustment for differences between the comparable sales	0.6% - (40.1%); (24.1%)
Branch held for sale	$1,330	Market approach	Adjustment for differences between the comparable sales	140.7% - (40.3%); 33.2%

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
The following tables present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	December 31, 2021
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,723,292	$1,723,292	$1,723,292	$—	$—
Investment securities available for sale	894,335	894,335	—	894,335	—
Investment securities held to maturity	383,393	376,331	—	376,331	—
Loans held for sale	1,476	1,527	—	1,527	—
Loans receivable, net	3,773,301	3,849,602	—	—	3,849,602
Accrued interest receivable	14,657	14,657	14	4,582	10,061
Derivative assets - interest rate swaps	15,219	15,219	—	15,219	—
Equity security	240	240	240	—	—
Financial Liabilities:
Non-maturity deposits	$6,038,498	$6,038,498	$6,038,498	$—	$—
Certificates of deposit	342,839	344,025	—	344,025	—
Securities sold under agreement to repurchase	50,839	50,839	50,839	—	—
Junior subordinated debentures	21,180	18,750	—	—	18,750
Accrued interest payable	73	73	33	19	21
Derivative liabilities - interest rate swaps	15,286	15,286	—	15,286	—

	December 31, 2020
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$743,322	$743,322	$743,322	$—	$—
Investment securities available for sale	802,163	802,163	—	802,163	—
Loans held for sale	4,932	5,156	—	—	5,156
Loans receivable, net	4,398,462	4,556,862	—	—	4,556,862
Accrued interest receivable	19,418	19,418	2	3,648	15,768
Derivative assets - interest rate swaps	25,740	25,740	—	25,740	—
Equity security	131	131	131	—	—
Financial Liabilities:
Non-maturity deposits	$5,198,456	$5,198,456	$5,198,456	$—	$—
Certificates of deposit	399,534	402,701	—	402,701	—
Securities sold under agreement to repurchase	35,683	35,683	35,683	—	—
Junior subordinated debentures	20,887	18,500	—	—	18,500

	December 31, 2020
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Accrued interest payable	94	94	42	33	19
Derivative liabilities - interest rate swaps	26,162	26,162	—	26,162	—

(17)Stock-Based Compensation
On July 24, 2014, the Company's shareholders approved the Equity Plan that provides for the issuance of 1,500,000 shares of the Company's common stock in the form of various types of stock-based compensation. As of December 31, 2021, shares remaining available for future issuance under the Equity Plan totaled 522,228.
(a) Stock Option Awards
Stock options generally vested ratably over three years and expired five years after they become exercisable or vested ratably over four years and expired ten years from date of grant. All outstanding stock options were exercised during the year ended December 31, 2020. The intrinsic value from options exercised during the years ended December 31, 2020 and 2019 was $61,000 and $60,000, respectively. The cash proceeds from options exercised during the years ended December 31, 2020 and 2019 were $122,000 and $58,000, respectively.
The following table summarizes the stock option activity during the periods indicated:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2018	12,558	$14.77
Exercised	(3,901)	14.77
Outstanding at December 31, 2019	8,657	14.77
Exercised	(8,248)	14.77
Forfeited or expired	(409)	14.77
Outstanding at December 31, 2020	—	$—
(b) Restricted Stock Awards
Restricted stock awards generally had a four-year cliff vesting or four-year ratable vesting schedule. The remaining restricted stock awards vested during the year ended December 31, 2020. For the years ended December 31, 2020 and 2019, the Company recognized compensation expense related to restricted stock awards of $76,000 and $440,000, respectively, and a related tax benefit of $17,000 and $93,000, respectively. The vesting date fair value of restricted stock awards that vested during the years ended December 31, 2020 and 2019 was $442,000 and $1.3 million, respectively.
The following table summarizes the restricted stock award activity for the periods indicated

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2018	66,033	$17.28
Vested	(43,148)	17.07
Forfeited	(2,178)	18.32
Nonvested at December 31, 2019	20,707	17.59
Vested	(20,707)	17.59
Nonvested at December 31, 2020	—	$—
(c) Restricted Stock Units
Restricted stock units generally vest ratably over three years and are subject to service conditions in accordance with each award agreement.
Performance-based restricted stock units have a three-year cliff vesting schedule, participate in dividends and are additionally subject to performance-based vesting. The conditions of the grants allow for an actual payout ranging between no payout and 150% of target. The payout level is calculated based on the percentile level of the market condition, which is the ratio of the Company's total shareholder return and the ratio of the Company's return on average assets over the performance period in relation to the performance of these metrics of a predetermined peer group. The fair value of each performance-based restricted stock unit, inclusive of the market condition, was determined using a Monte Carlo simulation and will be recognized over the vesting period. The Monte-Carlo simulation model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair value determination the possibility the market condition may not be satisfied. Compensation costs related to these awards are recognized regardless of whether the market condition is satisfied, provided the requisite service has been provided.
The Company used the following assumptions to estimate the fair value of performance-based restricted share units granted for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Shares issued	14,347	15,200	14,396
Expected Term in Years	2.9	2.8	2.8
Weighted-Average Risk Free Interest Rate	0.3%	1.1%	2.5%
Weighted Average Fair Value	24.49	23.50	30.06
Correlation coefficient	ABA NASDAQ Community Bank Index	ABA NASDAQ Community Bank Index	ABA NASDAQ Community Bank Index
Range of peer company volatilities	31.4%-136.4%	18.1%-107.6%	19.9%-75.4%
Range of peer company correlation coefficients	34.1%-94.8%	16.1%-90.2%	34.5%-90.7%
Company volatility	40.2%	23.2%	23.9%
Company correlation coefficient	90.1%	80.5%	79.9%
Expected volatilities in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant.
For the years ended December 31, 2021, 2020 and 2019, the Company recognized compensation expense related to restricted stock units of $3.7 million, $3.5 million, and $2.8 million respectively, and a related tax benefit of $802,000, $757,000, and $589,000, respectively. As of December 31, 2021, the total unrecognized compensation expense related to non-vested restricted stock units was $5.0 million and the related weighted-average period over which the compensation expense is expected to be recognized is approximately 2.0 years. The vesting date fair value of the restricted stock units that vested during the year ended December 31, 2021, 2020 and 2019 was $3.6 million, $2.4 million and $2.0 million, respectively.
The following table summarizes the unit activity for the periods indicated:

	Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2018	179,185	$28.94
Granted	126,598	31.89
Vested	(64,173)	29.25
Forfeited	(8,070)	30.25
Nonvested at December 31, 2019	233,540	30.41
Granted	200,972	23.61
Vested	(109,853)	29.21
Forfeited	(8,543)	28.07
Nonvested at December 31, 2020	316,116	26.57
Granted	147,944	25.70
Vested	(125,377)	26.84
Forfeited	(23,669)	27.20
Nonvested at December 31, 2021	315,014	$26.01

(18)Cash Restriction
The Bank had restricted cash included in interest earning deposits of $9.8 million and $25.9 million as of December 31, 2021 and December 31, 2020, respectively, relating to collateral required on interest rate swaps from third-parties as discussed in Note (8) Derivative Financial Instruments. The Bank does not have a collateral requirement with customers.

(19)Income Taxes
Income tax expense is substantially due to Federal income taxes as the provision for the state of Oregon income taxes is insignificant and the state of Washington does not charge an income tax in lieu of a business and occupation tax. Income tax expense consisted of the following for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current tax expense	$20,896	$15,186	$12,504
Deferred tax expense (benefit)	1,576	(8,576)	984
Income tax expense	$22,472	$6,610	$13,488
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
The effective tax rate was 18.6% for the year ended December 31, 2021 compared to an effective tax rate of 12.4% and 16.6% for the years ended December 31, 2020 and 2019, respectively. The increase in the effective tax rate during the year ended December 31, 2021 was due primarily to the change in income before income taxes earned between the periods, including an increase in annual pre-tax income for the year ended December 31, 2021 which decreased the impact of favorable permanent tax items such as tax-exempt investments, investments in bank owned life insurance and low-income housing tax credits. The following table presents the reconciliation of income taxes computed at the Federal statutory income tax rate of 21% to the actual effective rate for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Income tax expense at Federal statutory rate	$25,307	$11,168	$17,020
State tax, net of Federal tax benefit	960	359	357
Tax-exempt instruments	(1,929)	(1,785)	(1,745)
Federal tax credits and other benefits (1)	(1,630)	(1,928)	(1,961)
Effects of BOLI	(474)	(827)	(368)
Tax benefit of CARES Act carryback	—	(967)	—
Other, net	238	590	185
Income tax expense	$22,472	$6,610	$13,488
(1) Federal tax credits are provided for under the NMTC and LIHTC programs as described in Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements. Gross tax credits related to the Company's NMTC totaling $9.8 million were utilized during the seven year period ended December 31, 2020.
The following table presents major components of the deferred income tax asset (liability) resulting from differences between financial reporting and tax basis:

	December 31, 2021	December 31, 2020
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$9,756	$15,883
Accrued compensation	3,480	2,988
Stock compensation	689	642
Market discount on purchased loans	944	1,062
Foregone interest on nonaccrual loans	967	1,456
Net operating loss carryforward acquired	186	207
ROU lease liability	6,257	4,161
Other deferred tax assets	1,156	160
Total deferred tax assets	23,435	26,559

	December 31, 2021	December 31, 2020
	(In thousands)
Deferred tax liabilities:
Deferred loan fees, net	(1,838)	(2,643)
Premises and equipment	(2,436)	(2,680)
FHLB stock	(572)	(569)
Goodwill and other intangible assets	(1,659)	(2,186)
New market tax credit	—	(2,048)
Junior subordinated debentures	(991)	(1,050)
ROU lease asset	(5,995)	(3,879)
Net unrealized gains on investment securities	(2,537)	(6,805)
Other deferred tax liabilities	(181)	(264)
Total deferred tax liabilities	(16,209)	(22,124)
Deferred tax asset, net	$7,226	$4,435
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is required to be recognized for the portion of the deferred tax asset that will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2021, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management expects to realize the benefits of these deductible differences.
At December 31, 2021 and December 31, 2020, the Company had a net operating loss carryforward of $888,000 and $986,000, respectively, and do not expire. The Company is limited to the amount of the net operating loss carryforward that it can deduct each year under Section 382 of the Internal Revenue Code. Due to sufficient earnings history and other positive evidence, management has not recorded a valuation allowance on the net operating loss carryforward as of December 31, 2021 and December 31, 2020.
As of December 31, 2021 and December 31, 2020, the Company had an insignificant amount of unrecognized tax benefits, none of which would materially affect its effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The amount of interest and penalties accrued as of December 31, 2021 and December 31, 2020 and recognized during the years ended December 31, 2021, 2020 and 2019 were immaterial.
The Company has qualified under provisions of the Internal Revenue Code to compute income taxes after deductions of additions to the bad debt reserves when it was registered as a Savings Bank. At December 31, 2021, the Company had a taxable temporary difference of approximately $2.8 million that arose before 1988 (base-year amount). In accordance with FASB ASC 740, an estimated deferred tax liability of $588,000 has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.
The Company and its Bank subsidiary file a United States consolidated federal income tax return and an Oregon State income tax return, and the tax years subject to examination by the Internal Revenue Service are the years ended December 31, 2021, 2020, 2019 and 2018.

(20)Commitments and Contingencies
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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	December 31, 2021	December 31, 2020
	(In thousands)
Commercial business:
Commercial and industrial	$570,156	$640,018
Owner-occupied CRE	2,252	3,488

	December 31, 2021	December 31, 2020
	(In thousands)
Non-owner occupied CRE	7,487	18,396
Total commercial business	579,895	661,902
Real estate construction and land development:
Residential	51,838	52,453
Commercial and multifamily	209,217	127,821
Total real estate construction and land development	261,055	180,274
Consumer	285,010	263,249
Total outstanding commitments	$1,125,960	$1,105,425
The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance, beginning of period	$4,681	$306	$306
Impact of CECL Adoption	—	3,702	—
Adjusted balance, beginning of period	4,681	4,008	306
(Reversal of) provision for credit losses on unfunded commitments	(2,074)	673	—
Balance, end of period	$2,607	$4,681	$306
(b) Variable Interests - Low Income Housing Tax Credit Investments
The carrying values of investments in unconsolidated LIHTCs were $116.3 million and $96.4 million as of December 31, 2021 and December 31, 2020, respectively. During the years ended December 31, 2021, 2020 and 2019 the Company recognized tax benefits of $11.4 million, $7.5 million and $5.7 million, respectively, and proportional amortization of $9.7 million, $6.5 million and $5.0 million, respectively.
Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $41.5 million and $53.8 million at December 31, 2021 and December 31, 2020, respectively. The Company expects to fund LIHTC commitments of $10.6 million during the year ended December 31, 2022 and $23.6 million during the year ended December 31, 2023, with the remaining commitments of $7.3 million funded by December 31, 2035. There were no impairment losses on the Company’s LIHTC investments during the years ended December 31, 2021, 2020 or 2019.
(c) Variable Interests - New Market Tax Credit Investments
The Company dissolved the NMTC investment during the year ended December 31, 2021 after gross tax credits related to the Company's certified development entities totaling $9.8 million were utilized during the seven year period ending December 31, 2020. The equity method balance of the NMTC investment was $25.2 million at December 31, 2020. The Company recognized related investment income of $247,000, $694,000 and $701,000 during the years ended December 31, 2021, 2020 and 2019, respectively.

(21)Regulatory Capital Requirements
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements and operations. Management believes as of December 31, 2021, the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories.

	Minimum Requirements		Well- Capitalized Requirements		Actual
	$	%	$	%	$	%
	(Dollars in thousands)
As of December 31, 2021:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$200,525	4.5%	N/A	N/A	$600,390	13.5%
Tier 1 leverage capital to average assets	285,791	4.0	N/A	N/A	621,570	8.7
Tier 1 capital to risk-weighted assets	267,367	6.0	N/A	N/A	621,570	13.9
Total capital to risk-weighted assets	356,489	8.0	N/A	N/A	660,209	14.8
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	200,408	4.5	$289,478	6.5%	615,820	13.8
Tier 1 leverage capital to average assets	285,657	4.0	357,071	5.0	615,820	8.6
Tier 1 capital to risk-weighted assets	267,210	6.0	356,280	8.0	615,820	13.8
Total capital to risk-weighted assets	356,280	8.0	445,350	10.0	654,459	14.7
As of December 31, 2020:
The Company consolidated
Common equity Tier 1 capital to risk-weighted assets	$203,314	4.5%	N/A	N/A	$555,644	12.3%
Tier 1 leverage capital to average assets	256,216	4.0	N/A	N/A	576,531	9.0
Tier 1 capital to risk-weighted assets	271,086	6.0	N/A	N/A	576,531	12.8
Total capital to risk-weighted assets	361,448	8.0	N/A	N/A	633,061	14.0
Heritage Bank
Common equity Tier 1 capital to risk-weighted assets	203,112	4.5	$293,383	6.5%	563,630	12.5
Tier 1 leverage capital to average assets	256,051	4.0	320,064	5.0	563,630	8.8
Tier 1 capital to risk-weighted assets	270,815	6.0	361,087	8.0	563,630	12.5
Total capital to risk-weighted assets	361,087	8.0	451,359	10.0	620,124	13.7
As of December 31, 2021 and December 31, 2020, the capital measures reflect the revised CECL capital transition provisions adopted by the Federal Reserve and the FDIC that allowed us the option to delay for two years an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period starting January 1, 2022 until December 31, 2024.
Under applicable capital requirements both the Company and the Bank are required to have a common equity Tier 1 capital ratio of 4.5%, a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based ratio of 6.0% and a total risk-based ratio of 8.0%. Both the Company and the Bank are also required to maintain a capital conservation buffer consisting of common equity Tier 1 capital above 2.5% of minimum risk based capital ratios to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. At December 31, 2021, the capital conservation buffer was 6.8% and 6.7% for the Company and the Bank, respectively.

(22)Heritage Financial Corporation (Parent Company Only)
Following are the condensed financial statements of the Parent Company.

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Financial Condition

	December 31, 2021	December 31, 2020
	(In thousands)
ASSETS
Cash and cash equivalents	$3,513	$9,736
Investment in subsidiary bank	869,862	828,426
Other assets	2,608	4,469
Total assets	$875,983	$842,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$21,180	$20,887
Other liabilities	371	1,305
Total stockholders’ equity	854,432	820,439
Total liabilities and stockholders’ equity	$875,983	$842,631

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Income

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
INTEREST INCOME:
Interest on interest earning deposits	$30	$16	$57
INTEREST EXPENSE:
Junior subordinated debentures	742	890	1,339
Net interest expense	(712)	(874)	(1,282)
NONINTEREST INCOME:
Dividends from subsidiary bank	46,000	39,000	47,000
Equity in undistributed income of subsidiary bank	57,058	12,685	25,186
Other income	117	5	39
Total noninterest income	103,175	51,690	72,225
NONINTEREST EXPENSE:
Professional services	394	495	517
Other expense	5,430	5,172	4,395
Total noninterest expense	5,824	5,667	4,912
Income before income taxes	96,639	45,149	66,031
Income tax benefit	(1,396)	(1,421)	(1,526)
Net income	$98,035	$46,570	$67,557

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$98,035	$46,570	$67,557
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary bank	(57,058)	(12,685)	(25,186)
Stock-based compensation expense	3,666	3,559	3,231
Net change in other assets and other liabilities	960	(1,333)	763
Net cash provided by operating activities	45,603	36,111	46,365
Cash flows from financing activities:
Common stock cash dividends paid	(28,937)	(28,859)	(30,908)
Proceeds from exercise of stock options	—	122	58
Repurchase of common stock	(22,889)	(19,119)	(8,636)
Net cash used in financing activities	(51,826)	(47,856)	(39,486)
Net (decrease) increase in cash and cash equivalents	(6,223)	(11,745)	6,879
Cash and cash equivalents at the beginning of year	9,736	21,481	14,602
Cash and cash equivalents at the end of year	$3,513	$9,736	$21,481

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on these criteria.
Crowe LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, and their report is included in Item 8. Financial Statements And Supplementary Data.

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

ITEM 9B.    OTHER INFORMATION
None

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors of the registrant is incorporated by reference to the section entitled “Proposal 1 - Election of Directors” of our Proxy Statement.
For information regarding the executive officers of the Company, see Item 1. Business—Executive Officers.
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
The Audit and Finance Committee of our board of directors retains our independent auditors, reviews and approves the scope and results of the audits with the auditors and management, monitors the adequacy of our system of internal controls and reviews the annual report, auditors’ fees and non-audit services to be provided by the independent auditors. The members of our Audit Committee are Deborah J. Gavin, chair of the committee, Brian S. Charneski, Trevor D. Dryer, Jeffery S. Lyon, Gragg E. Miller, and Anthony B. Pickering, all of whom are considered “independent” as defined by the SEC. Our board of directors has determined Mrs. Gavin meets the definition of a financial expert as determined by the requirements of the SEC.

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
The following table summarizes the consolidated activity within the Company’s stock-based compensation plans as of December 31, 2021, all of which were approved by shareholders.

Plan Category	Number of securities to be issued upon vesting of restricted stock awards	Number of securities to be issued upon vesting of restricted stock units	Number of securities to be issued upon exercise of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans, all of which are approved by security holders	—	315,014	—	522,228

ITEM 13.    CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning certain relationships and related transactions is incorporated by reference to the sections entitled “Meetings and Committees of the Board of Directors" and "Corporate Governance” of the Proxy Statement.

Our common stock is listed on the NASDAQ Global Select Market. In accordance with NASDAQ requirements, at least a majority of our directors must be independent directors. The board of directors has determined that 12 of our 13 directors are independent.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning principal accounting fees and services is incorporated by reference to the section entitled “Proposal 3 - Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
(3) Exhibits: Included in schedule below.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
3.1	Amended and Restated Articles of Incorporation	8-K	3.1(B)	05/18/2010

3.2	Amendment to Amended and Restated Articles of Incorporation	S-14A	-	03/18/2011

3.3	Amended and Restated Bylaws of the Company	8-K	3.3	06/30/2020

4.1	Form of Certificate of Company's Common Stock (3)	S-1/A	-	10/29/1997

4.2	Description of Capital Stock of Capital Stock (1)

10.1*	Annual Incentive Compensation Plan	10-K	10.5	03/09/2017

10.2*	Amended 2014 Omnibus Equity Plan	8-K	99.2	02/01/2017

10.3*	2014 Omnibus Equity Plan	DEF 14A	-	06/11/2014

10.4*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.4	02/01/2017

10.5*	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.3	02/01/2017

10.6*	Employment Agreement by and between Heritage and Jeffery J. Deuel	8-K	10.1	07/01/2019

10.7*	Deferred Compensation Plan and Participation Agreement by and between Heritage and Jeffrey J. Deuel	8-K	10.6	09/07/2012

10.8*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Jeffrey J. Deuel	8-K	10.2	12/22/2016

10.9*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Jeffrey J. Deuel	10-Q	10.15	11/06/2019

10.10*	Employment Agreement by and between Heritage and Donald J. Hinson	10-Q	10.22	11/06/2019

10.11*	Deferred Compensation Plan and Participation Agreement by and between Heritage and Donald J. Hinson	8-K	10.7	09/07/2012

10.12*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Donald J. Hinson	8-K	10.3	12/22/2016

10.13*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Donald J. Hinson	10-Q	10.16	11/06/2019

10.14*	Employment Agreement by and between Heritage and Bryan McDonald	10-Q	10.33	11/06/2019

10.15*	Deferred Compensation Plan and Participation Agreement by and between Heritage and Bryan D. McDonald	10-K	10.16	03/11/2015

10.16*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Bryan D. McDonald	8-K	10.4	12/22/2016

10.17*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Bryan D. McDonald	10-Q	10.27	11/06/2019

10.18*	Addendum to Employment Agreement - Bryan D. McDonald	8-K	10.1	07/06/2021

10.19*	Employment Agreement by and between Heritage and Cindy Huntley	10-Q	10.35	11/06/2019

10.20*	Deferred Compensation Plan and Participation Agreement by and between Heritage and Cindy Huntley	10-Q	10.36	11/06/2019

10.21*	Employment Agreement by and between Heritage and William Glasby	10-Q	10.37	11/06/2019

10.22*	Form of Split Dollar Agreements	10-Q	10.17	08/06/2015

10.23*	Form of First Amendment to Split Dollar Agreements	10-Q	10.34	05/09/2019

10.24*	Employment Agreement by and between Heritage and Tony Chalfant	8-K	10.1	06/30/2020

10.25*	Deferred Compensation Plan and Participation Agreement by and between Heritage and Tony Chalfant	8-K	10.3	06/30/2020

10.26*	Form of Split Dollar Agreement, dated May 3, 2021, by and between Heritage Bank and Tony Chalfant	10-Q	10.34	05/05/2021

14.0	Code of Ethics and Conduct Policy (2)

21.0	Subsidiaries of the Company (1)

23.0	Consent of Independent Registered Public Accounting Firm (1)

24.0	Power of Attorney (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
*Indicates management contract or compensatory plan or arrangement.
(1) Filed herewith.
(2) Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.HF-WA.com in the section titled Overview: Governance Documents.
(3) Exhibit not previously filed in electronic format.

ITEM 16.    FORM 10-K SUMMARY
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2022.

HERITAGE FINANCIAL CORPORATION
(Registrant)

/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2022.

Principal Executive Officer:
/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer

Principal Financial Officer:
/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer

Jeffrey J. Deuel, pursuant to a power of attorney that is being filed with the Form 10-K, has signed this report as attorney in fact for the following directors who constitute a majority of the board of directors.

Brian S. Charneski
John A. Clees
Trevor D. Dryer
Kimberly T. Ellwanger
Deborah J. Gavin
Gail B. Giacobbe
Jeffrey S. Lyon
Gragg E. Miller
Anthony B. Pickering
Frederick B. Rivera
Brian L. Vance
Ann Watson
/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
Attorney-in-Fact
February 24, 2022