Form 10-Q
period 2022-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2022-05-04
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022 or

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
As of April 25, 2022, there were 35,102,372 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2022

GLOSSARY OF ACRONYMS, ABBREVIATIONS, AND TERMS

The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q. As used throughout this report, the terms “we”, “our”, or “us” refer to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

2021 Annual Form 10-K	Company's Annual Report on Form 10-K for the year ended December 31, 2021
ACL	Allowance for credit losses
AOCI	Accumulated other comprehensive income (loss), net
ASU	Accounting Standards Update
Bank	Heritage Bank
CECL	Current Expected Credit Loss
CMO	Collateralized Mortgage Obligation
Company	Heritage Financial Corporation
COVID-19 Pandemic	Coronavirus Disease of 2019 pandemic
CRE	Commercial real estate
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
Federal Reserve Bank	Federal Reserve Bank of San Francisco
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offering Rate
LIHTC	Low-Income Housing Tax Credit
MBS	Mortgage-backed security
PPP	Paycheck Protection Program
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SM	Special Mention
SS	Substandard
TDR	Troubled debt restructured

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for future periods to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating results and stock price performance including, but not limited to:
•the effect of the COVID-19 pandemic, including on the Company’s credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity;
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
•legislative or regulatory changes that adversely affect our business, including as a result of the COVID-19 Pandemic;
•implementing regulations, changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
•our ability to control operating costs and expenses;
•increases in premiums for deposit insurance;
•the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•difficulties in reducing risk associated with the loans on our unaudited Condensed Consolidated Statements of Financial Condition;
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
•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; and
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, and the other risks detailed from time to time in our filings with the SEC including our 2021 Annual Form 10-K.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(In thousands, except shares)

	March 31, 2022	December 31, 2021
ASSETS
Cash on hand and in banks	$87,907	$61,377
Interest earning deposits	1,488,815	1,661,915
Cash and cash equivalents	1,576,722	1,723,292
Investment securities available for sale, at fair value, net (amortized cost of $1,085,016 and $883,832, respectively)	1,039,924	894,335
Investment securities held to maturity, at amortized cost, net (fair value of $384,822 and $376,331, respectively)	422,213	383,393
Total investment securities	1,462,137	1,277,728
Loans held for sale	1,142	1,476
Loans receivable	3,821,178	3,815,662
Allowance for credit losses on loans	(40,333)	(42,361)
Loans receivable, net	3,780,845	3,773,301
Other real estate owned	—	—
Premises and equipment, net	78,737	79,370
Federal Home Loan Bank stock, at cost	8,916	7,933
Bank owned life insurance	119,929	120,196
Accrued interest receivable	14,582	14,657
Prepaid expenses and other assets	190,592	183,543
Other intangible assets, net	9,273	9,977
Goodwill	240,939	240,939
Total assets	$7,483,814	$7,432,412
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$6,491,500	$6,394,290
Junior subordinated debentures	21,253	21,180
Securities sold under agreement to repurchase	49,069	50,839
Accrued expenses and other liabilities	100,543	111,671
Total liabilities	6,662,365	6,577,980
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 35,102,372 and 35,105,779 shares issued and outstanding, respectively	550,096	551,798
Retained earnings	305,581	293,238
Accumulated other comprehensive (loss) income, net	(34,228)	9,396
Total stockholders’ equity	821,449	854,432
Total liabilities and stockholders’ equity	$7,483,814	$7,432,412

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts and shares outstanding)

	Three Months Ended March 31,
	2022	2021
INTEREST INCOME:
Interest and fees on loans	$41,025	$49,524
Taxable interest on investment securities	6,003	3,534
Nontaxable interest on investment securities	860	958
Interest on interest earning deposits	706	175
Total interest income	48,594	54,191
INTEREST EXPENSE:
Deposits	1,424	1,728
Junior subordinated debentures	194	187
Other borrowings	32	38
Total interest expense	1,650	1,953
Net interest income	46,944	52,238
Reversal of provision for credit losses	(3,577)	(7,199)
Net interest income after reversal of provision for credit losses	50,521	59,437
NONINTEREST INCOME:
Service charges and other fees	2,296	1,892
Card revenue	2,441	2,097
Gain on sale of investment securities, net	—	29
Gain on sale of loans, net	241	1,370
Interest rate swap fees	279	152
Bank owned life insurance income	1,695	656
Gain on sale of other assets, net	204	22
Other income	1,382	2,033
Total noninterest income	8,538	8,251
NONINTEREST EXPENSE:
Compensation and employee benefits	21,252	22,201
Occupancy and equipment	4,331	4,454
Data processing	4,061	3,812
Marketing	266	513
Professional services	699	1,270
State/municipal business and use taxes	796	972
Federal deposit insurance premium	600	589
Amortization of intangible assets	704	797
Other expense	3,011	2,634
Total noninterest expense	35,720	37,242
Income before income taxes	23,339	30,446
Income tax expense	3,582	5,102
Net income	$19,757	$25,344
Basic earnings per share	$0.56	$0.70
Diluted earnings per share	$0.56	$0.70
Dividends declared per share	$0.21	$0.20
Average number of basic shares outstanding	35,094,725	35,926,950
Average number of diluted shares outstanding	35,412,098	36,232,204
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$19,757	$25,344
Change in fair value of investment securities available for sale, net of tax of $(12,113) and $(3,204), respectively	(43,482)	(11,534)
Amortization of net unrealized gain for the reclassification of investment securities available for sale to held to maturity, net of tax of $(39) and $0, respectively	(142)	—
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $0 and $(6), respectively	—	(23)
Other comprehensive loss	(43,624)	(11,557)
Comprehensive (loss) income	$(23,867)	$13,787

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended March 31, 2022
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2021	35,105,779	$551,798	$293,238	$9,396	$854,432
Restricted stock units vested	101,683	—	—	—	—
Stock-based compensation expense	—	950	—	—	950
Common stock repurchased	(105,090)	(2,652)	—	—	(2,652)
Net income	—	—	19,757	—	19,757
Other comprehensive loss, net of tax	—	—	—	(43,624)	(43,624)
Cash dividends declared on common stock ($0.21 per share)	—	—	(7,414)	—	(7,414)
Balance at March 31, 2022	35,102,372	$550,096	$305,581	$(34,228)	$821,449

	Three Months Ended March 31, 2021
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2020	35,912,243	$571,021	$224,400	$25,018	$820,439
Restricted stock units vested	92,320	—	—	—	—
Stock-based compensation expense	—	870	—	—	870
Common stock repurchased	(23,246)	(687)	—	—	(687)
Net income	—	—	25,344	—	25,344
Other comprehensive loss, net of tax	—	—	—	(11,557)	(11,557)
Cash dividends declared on common stock ($0.20 per share)	—	—	(7,258)	—	(7,258)
Balance at March 31, 2021	35,981,317	$571,204	$242,486	$13,461	$827,151

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$19,757	$25,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(1,572)	(6,796)
Reversal of provision for credit losses	(3,577)	(7,199)
Stock-based compensation expense	950	870
Amortization of intangible assets	704	797
Origination of mortgage loans held for sale	(5,833)	(32,254)
Proceeds from sale of mortgage loans held for sale	6,408	31,755
Bank owned life insurance income	(1,695)	(656)
Valuation adjustment on interest rate swaps	(53)	(244)
Gain on sale of mortgage loans held for sale, net	(241)	(1,370)
Gain on sale of investment securities available for sale, net	—	(29)
Gain on sale of assets held for sale	(204)	(22)
Other	(3,716)	(1,115)
Net cash provided by operating activities	10,928	9,081
Cash flows from investing activities:
Loan originations and purchases, net of payments	(988)	(117,892)
Maturities and repayments of investment securities available for sale	42,327	62,675
Maturities and repayments of investment securities held to maturity	6,644	—
Purchase of investment securities available for sale	(244,409)	(166,038)
Purchase of investment securities held to maturity	(45,849)	—
Proceeds from sales of investment securities available for sale	—	1,248
Purchase of premises and equipment	(724)	(475)
Proceeds from sales of assets held for sale	1,173	1,731
Purchases of Federal Home Loan Bank stock	(983)	(1,272)
Purchases of bank owned life insurance	(105)	(105)
Capital contributions to low-income housing tax credit partnerships	—	(12,617)
Net cash used by investing activities	(242,914)	(232,745)
Cash flows from financing activities:
Net increase in deposits	97,210	421,708
Common stock cash dividends paid	(7,372)	(7,183)
Net (decrease) increase in securities sold under agreement to repurchase	(1,770)	820
Repurchase of common stock	(2,652)	(687)
Net cash provided by financing activities	85,416	414,658
Net (decrease) increase in cash and cash equivalents	(146,570)	190,994
Cash and cash equivalents at beginning of period	1,723,292	743,322
Cash and cash equivalents at end of period	$1,576,722	$934,316
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,555	$1,889
Cash paid for income taxes, net of refunds	—	64
Investment in LIHTC partnership and related funding commitment	670	—
Right of use assets obtained in exchange for new operating lease liabilities	55	7,381
Purchase of investment securities available for sale not settled	—	5,000
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

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
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is recommended these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2021 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
To prepare unaudited Condensed Consolidated Financial Statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Management believes the judgments, estimates and assumptions used in the preparation of the unaudited Condensed Consolidated Financial Statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to management's estimate of the ACL on investment securities, management's estimate of the ACL on loans, management's estimate of the ACL on unfunded commitments, management's evaluation of goodwill impairment and management's estimate of the fair value of financial instruments.
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions among the Company and the Bank have been eliminated in consolidation.
There have been reclassifications in certain prior year amounts in the unaudited Condensed Consolidated Statements of Financial Condition, the unaudited Condensed Consolidated Statements of Income and the unaudited Condensed Consolidated Statements of Cash Flows. Reclassifications had no effect on the prior year's net income or stockholders’ equity.
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the unaudited Condensed Consolidated Financial Statements are disclosed in greater detail in the 2021 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies from those contained in the 2021 Annual Form 10-K during the three months ended March 31, 2022.
(d) Recently Issued or Adopted Accounting Pronouncements
FASB ASU 2020-04, Reference Rate Reform (Topic 848), as amended by ASU 2021-01, was issued in March 2020 and provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The amendments are elective, apply to all entities, and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Bank’s interest rate swap-related transactions are the majority of the Company's LIBOR exposure. Effective January 25, 2021, the Company adhered to the Interbank Offered Rate Fallbacks Protocol as published by the International Swaps and Derivatives Association, Inc. and recommended by the Alternative Reference Rates Committee. Additionally, effective January 1, 2022, the bank is no longer initiating or renewing loans using LIBOR as an index. The Company does not expect this ASU to have a material impact on its business operations and the Consolidated Financial Statements.
FASB ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, was issued in March 2022. The ASU eliminates the accounting guidance for TDR loans by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. These amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, since Heritage previously adopted the amendments in ASU 2016-13, which is commonly referred to as the current expected credit loss methodology, on January 1, 2020. Early adoption is permitted and should be applied prospectively; however, the transition method related to the recognition and measurement of TDR loans may be applied under a modified retrospective transition method. The Company is evaluating the effect this ASU will have on its Consolidated Financial Statements and related disclosures.

(2)Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement the Bank’s lending activities.
There were no investment securities classified as trading at March 31, 2022 or December 31, 2021.
(a) Investment Securities by Classification, Type and Maturity
The following tables present the amortized cost and fair value of investment securities at the dates indicated and the corresponding amounts of gross unrealized gains and losses, including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in AOCI:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. government and agency securities	$41,489	$—	$(1,934)	$39,555
Municipal securities	215,488	1,964	(7,213)	210,239
Residential CMO and MBS	378,934	219	(20,744)	358,409
Commercial CMO and MBS	421,696	615	(17,806)	404,505
Corporate obligations	2,005	4	—	2,009
Other asset-backed securities	25,404	88	(285)	25,207
Total	$1,085,016	$2,890	$(47,982)	$1,039,924

Investment securities held to maturity:
U.S. government and agency securities	$150,973	$—	$(14,344)	$136,629
Residential CMO and MBS	54,486	—	(2,936)	51,550
Commercial CMO and MBS	216,754	—	(20,111)	196,643
Total	$422,213	$—	$(37,391)	$384,822

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. government and agency securities	$21,494	$55	$(176)	$21,373
Municipal securities	213,158	8,908	(854)	221,212
Residential CMO and MBS	307,366	2,111	(2,593)	306,884
Commercial CMO and MBS	313,169	3,891	(1,199)	315,861
Corporate obligations	2,007	7	—	2,014
Other asset-backed securities	26,638	369	(16)	26,991
Total	$883,832	$15,341	$(4,838)	$894,335

Investment securities held to maturity:
U.S. government and agency securities	$141,011	$120	$(1,768)	$139,363
Residential CMO and MBS	24,529	—	(153)	24,376
Commercial CMO and MBS	217,853	—	(5,261)	212,592
Total	$383,393	$120	$(7,182)	$376,331

The amortized cost and fair value of investment securities at March 31, 2022, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$8,733	$8,777	$—	$—
Due after one year through five years	55,551	55,075	—	—
Due after five years through ten years	63,330	62,935	83,202	76,884
Due after ten years	131,368	125,016	67,771	59,745
Total investment securities due at a single maturity date	258,982	251,803	150,973	136,629
Mortgage-backed securities (1)	826,034	788,121	271,240	248,193
Total investment securities	$1,085,016	$1,039,924	$422,213	$384,822
(1) Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their payment speed.
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2022 and December 31, 2021.
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

	March 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and agency securities	$38,002	$(1,764)	$1,553	$(170)	$39,555	$(1,934)
Municipal securities	90,266	(5,206)	16,837	(2,007)	107,103	(7,213)
Residential CMO and MBS	307,811	(19,312)	24,731	(1,432)	332,542	(20,744)
Commercial CMO and MBS	307,598	(17,695)	1,717	(111)	309,315	(17,806)
Other asset-backed securities	12,476	(274)	1,004	(11)	13,480	(285)
Total	$756,153	$(44,251)	$45,842	$(3,731)	$801,995	$(47,982)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and agency securities	$14,828	$(176)	$—	$—	$14,828	$(176)
Municipal securities	29,774	(619)	9,351	(235)	39,125	(854)
Residential CMO and MBS	204,039	(2,470)	19,862	(123)	223,901	(2,593)
Commercial CMO and MBS	83,283	(1,161)	1,936	(38)	85,219	(1,199)
Other asset-backed securities	2,763	(9)	1,118	(7)	3,881	(16)
Total	$334,687	$(4,435)	$32,267	$(403)	$366,954	$(4,838)
(c) ACL on Investment Securities
The Company evaluated investment securities available for sale as of March 31, 2022 and December 31, 2021 and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of both March 31, 2022 and December 31, 2021. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of March 31, 2022 and December 31, 2021.
The Company also evaluated investment securities held to maturity for current expected credit losses as of March 31, 2022 and December 31, 2021. There were no investment securities held to maturity classified as nonaccrual or past due as of March 31, 2022 and December 31, 2021 and all were issued by the U.S. government and its agencies and either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and had a long history of no credit losses. Accordingly, the Company did not measure expected credit losses on investment securities held to maturity since the historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. Therefore, no ACL on investment securities held to maturity was recorded as of March 31, 2022 and December 31, 2021.
(d) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of investment securities available for sale during the following periods:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Gross realized gains	$—	$29
(e) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities that are pledged as collateral for the following obligations at the dates indicated:

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state public deposits	$139,817	$134,625	$128,216	$130,217
Federal Reserve Bank credit facility	60,966	54,962	61,057	59,674
Securities sold under agreement to repurchase	63,088	59,144	59,887	59,655
Other securities pledged	53,673	50,333	56,419	55,633
Total	$317,544	$299,064	$305,579	$305,179
(f) Accrued Interest Receivable
Accrued interest receivable excluded from amortized cost on investment securities available for sale totaled $3.4 million and $3.5 million at March 31, 2022 and December 31, 2021, respectively. Accrued interest receivable excluded from amortized cost on investment securities held to maturity totaled $1.2 million and $1.1 million at March 31, 2022 and December 31, 2021.
No amounts of accrued interest receivable on investment securities available for sale or held to maturity were reversed against interest income on investment securities during the three months ended March 31, 2022 and 2021.

(3)Loans Receivable
The Bank originates loans in the ordinary course of business and has also acquired loans through mergers and acquisitions. Accrued interest receivable was excluded from disclosures presenting the Bank's amortized cost of loans receivable as it was deemed insignificant.
(a) Loan Origination/Risk Management
The Bank categorizes the individual loans in the total loan portfolio into four segments: commercial business; residential real estate; real estate construction and land development; and consumer. Within these segments are classes of loans for which management monitors and assesses credit risk in the loan portfolios. A detailed description of the portfolio segments and classes is contained in the 2021 Annual Form 10-K.
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

The amortized cost of loans receivable, net of ACL on loans, consisted of the following portfolio segments and classes at the dates indicated:

	March 31, 2022	December 31, 2021
	(In thousands)
Commercial business:
Commercial and industrial	$651,523	$621,567
SBA PPP	64,962	145,840
Owner-occupied CRE	935,705	931,150
Non-owner occupied CRE	1,505,483	1,493,099
Total commercial business	3,157,673	3,191,656
Residential real estate	223,442	164,582
Real estate construction and land development:
Residential	83,529	85,547
Commercial and multifamily	138,583	141,336
Total real estate construction and land development	222,112	226,883
Consumer	217,951	232,541
Loans receivable	3,821,178	3,815,662
Allowance for credit losses on loans	(40,333)	(42,361)
Loans receivable, net	$3,780,845	$3,773,301

Balances included in the amortized cost of loans receivable:
Unamortized net discount on acquired loans	$(3,354)	$(3,938)
Unamortized net deferred fee	$(5,310)	$(7,952)
(b) Concentrations of Credit
Most of the Bank’s lending activity occurs within its primary market areas which are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State and Multnomah County and Washington County in Oregon, as well as other contiguous markets and represents a geographic concentration. Additionally, the Bank's loan portfolio is concentrated in commercial loans, including commercial business loans and commercial and multifamily real estate construction and land development loans. Commercial loans are generally considered as having more inherent risk of default than residential real estate loans or other consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential real estate loans and consumer loans, implying higher potential losses on an individual loan basis.
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
The Bank utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 10. Risk grades are aggregated to create the risk categories of Pass for grades 1 to 6, Special Mention or "SM" for grade 7, Substandard or "SS" for grade 8, Doubtful for grade 9 and Loss for grade 10. Descriptions of the general characteristics of the risk grades, including qualitative information on how the risk grades relate to the risk of loss, are contained in the 2021 Annual Form 10-K. Numerical loan grades for loans are established at the origination of the loan. Changes to loan grades are considered at the time new information about the performance of a loan becomes available, including the receipt of updated financial information from the borrower, results of annual term loan reviews and scheduled loan reviews. For consumer loans, the Bank follows the FDIC’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property.
Loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a pass grade may have some estimated inherent losses, but to a lesser extent than the other loan grades. The SM loan grade is transitory in that the Bank is waiting on additional information to determine the likelihood and extent of any potential loss. The likelihood of loss for SM graded loans, however, is greater than Watch graded loans because there has been measurable credit deterioration. Loans with a SS grade are generally accrual loans at risk of being classified as nonaccrual loans and includes all of our loans classified as nonaccrual. For Doubtful and Loss graded loans, the Bank is almost certain of the losses and the outstanding principal balances are generally charged off to the realizable value.
The following table presents the amortized cost of loans receivable by risk grade at the dates indicated:

	March 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted (2)	Loans Receivable
	2022	2021(1)	2020	2019	2018	Prior
	(In thousands)
Commercial business:
Commercial and industrial
Pass	$39,162	$98,276	$95,753	$80,825	$43,389	$98,840	$152,708	$—	$608,953
SM	245	1,090	957	5,350	1,306	3,108	1,350	—	13,406
SS	882	283	1,131	4,787	9,415	8,827	2,788	1,051	29,164
Total	40,289	99,649	97,841	90,962	54,110	110,775	156,846	1,051	651,523
SBA PPP
Pass	—	64,379	583	—	—	—	—	—	64,962
Owner-occupied CRE
Pass	30,659	177,833	91,600	181,568	75,692	327,070	—	—	884,422
SM	—	262	2,707	3,627	5,803	16,704	—	—	29,103
SS	—	—	683	—	3,770	17,727	—	—	22,180
Total	30,659	178,095	94,990	185,195	85,265	361,501	—	—	935,705
Non-owner occupied CRE
Pass	62,126	190,931	175,900	244,550	142,711	612,820	—	—	1,429,038
SM	—	—	—	3,686	—	16,802	—	—	20,488
SS	—	—	—	—	3,298	52,659	—	—	55,957
Total	62,126	190,931	175,900	248,236	146,009	682,281	—	—	1,505,483
Total commercial business
Pass	131,947	531,419	363,836	506,943	261,792	1,038,730	152,708	—	2,987,375
SM	245	1,352	3,664	12,663	7,109	36,614	1,350	—	62,997
SS	882	283	1,814	4,787	16,483	79,213	2,788	1,051	107,301
Total	133,074	533,054	369,314	524,393	285,384	1,154,557	156,846	1,051	3,157,673
Residential real estate
Pass(1)	24,214	129,511	26,840	19,330	4,766	18,602	—	—	223,263
SS	—	—	—	—	—	179	—	—	179
Total	24,214	129,511	26,840	19,330	4,766	18,781	—	—	223,442
Real estate construction and land development:
Residential
Pass	8,874	44,379	13,267	12,422	2,898	1,689	—	—	83,529
Commercial and multifamily
Pass	5,197	68,477	39,826	18,620	3,188	1,860	—	—	137,168
SM	—	—	—	60	—	212	—	—	272
SS	—	—	571	—	—	572	—	—	1,143
Total	5,197	68,477	40,397	18,680	3,188	2,644	—	—	138,583
Total real estate construction and land development
Pass	14,071	112,856	53,093	31,042	6,086	3,549	—	—	220,697
SM	—	—	—	60	—	212	—	—	272
SS	—	—	571	—	—	572	—	—	1,143
Total	14,071	112,856	53,664	31,102	6,086	4,333	—	—	222,112

	March 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted (2)	Loans Receivable
	2022	2021(1)	2020	2019	2018	Prior
Consumer
Pass	937	1,141	13,991	40,242	25,342	22,871	110,749	1	215,274
SS	—	—	175	534	419	1,549	—	—	2,677
Total	937	1,141	14,166	40,776	25,761	24,420	110,749	1	217,951
Loans receivable
Pass	171,169	774,927	457,760	597,557	297,986	1,083,752	263,457	1	3,646,609
SM	245	1,352	3,664	12,723	7,109	36,826	1,350	—	63,269
SS	882	283	2,560	5,321	16,902	81,513	2,788	1,051	111,300
Total	$172,296	$776,562	$463,984	$615,601	$321,997	$1,202,091	$267,595	$1,052	$3,821,178
(1) The 2021 origination year includes $42.2 million of pass grade residential real estate loans purchased during the three months ended March 31, 2022 which were originated during the year ended December 31, 2021.
(2) Represents the loans receivable balance at March 31, 2022 which was converted from a revolving loan to an amortizing loan during the three months ended March 31, 2022.

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted (1)	Loans Receivable
	2021	2020	2019	2018	2017	Prior
	(In thousands)
Commercial business:
Commercial and industrial
Pass	$95,960	$100,193	$94,657	$54,707	$28,558	$77,294	$127,651	$1,035	$580,055
SM	326	884	5,998	1,425	2,223	2,401	2,048	353	15,658
SS	1,443	1,287	5,912	2,809	2,526	6,907	4,402	568	25,854
Total	97,729	102,364	106,567	58,941	33,307	86,602	134,101	1,956	621,567
SBA PPP
Pass	139,253	6,587	—	—	—	—	—	—	145,840
Owner-occupied CRE
Pass	182,742	90,609	188,380	73,714	66,039	273,518	—	72	875,074
SM	264	—	3,079	7,521	3,937	16,724	—	—	31,525
SS	—	1,332	—	3,787	3,014	16,418	—	—	24,551
Total	183,006	91,941	191,459	85,022	72,990	306,660	—	72	931,150
Non-owner-occupied CRE
Pass	187,860	185,650	244,863	149,090	144,896	499,486	—	—	1,411,845
SM	—	—	5,674	—	15,482	2,400	—	—	23,556
SS	—	—	—	3,379	—	54,319	—	—	57,698
Total	187,860	185,650	250,537	152,469	160,378	556,205	—	—	1,493,099
Total commercial business
Pass	605,815	383,039	527,900	277,511	239,493	850,298	127,651	1,107	3,012,814
SM	590	884	14,751	8,946	21,642	21,525	2,048	353	70,739
SS	1,443	2,619	5,912	9,975	5,540	77,644	4,402	568	108,103
Total	607,848	386,542	548,563	296,432	266,675	949,467	134,101	2,028	3,191,656
Residential real estate
Pass	85,089	27,090	23,295	5,672	6,141	16,891	—	—	164,178
SS	—	—	—	—	—	404	—	—	404
Total	85,089	27,090	23,295	5,672	6,141	17,295	—	—	164,582

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted (1)	Loans Receivable
	2021	2020	2019	2018	2017	Prior
	(In thousands)
Real estate construction and land development:
Residential
Pass	44,892	23,728	12,266	2,921	389	1,351	—	—	85,547
Commercial and multifamily
Pass	56,448	41,616	34,117	5,794	710	1,379	—	—	140,064
SM	—	—	68	—	—	213	—	—	281
SS	—	571	—	—	—	420	—	—	991
Total	56,448	42,187	34,185	5,794	710	2,012	—	—	141,336
Total real estate construction and land development
Pass	101,340	65,344	46,383	8,715	1,099	2,730	—	—	225,611
SM	—	—	68	—	—	213	—	—	281
SS	—	571	—	—	—	420	—	—	991
Total	101,340	65,915	46,451	8,715	1,099	3,363	—	—	226,883
Consumer
Pass	1,286	15,737	46,041	29,819	15,068	13,026	108,492	120	229,589
SS	—	181	657	476	542	1,043	36	17	2,952
Total	1,286	15,918	46,698	30,295	15,610	14,069	108,528	137	232,541
Loans receivable
Pass	793,530	491,210	643,619	321,717	261,801	882,945	236,143	1,227	3,632,192
SM	590	884	14,819	8,946	21,642	21,738	2,048	353	71,020
SS	1,443	3,371	6,569	10,451	6,082	79,511	4,438	585	112,450
Total	$795,563	$495,465	$665,007	$341,114	$289,525	$984,194	$242,629	$2,165	$3,815,662
(1) Represents the loans receivable balance at December 31, 2021 which was converted from a revolving loan to an amortizing loan during the year ended December 31, 2021.
(d) Nonaccrual Loans
The following tables present the amortized cost of nonaccrual loans for the dates indicated:

	March 31, 2022
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$4,694	$1,921	$6,615
Owner-occupied CRE	1,820	4,223	6,043
Non-owner occupied CRE	—	3,298	3,298
Total commercial business	6,514	9,442	15,956
Real estate construction and land development:
Commercial and multifamily	—	571	571
Total	$6,514	$10,013	$16,527

	December 31, 2021
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$6,454	$3,827	$10,281
Owner-occupied CRE	3,036	5,138	8,174

	December 31, 2021
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Non-owner occupied CRE	1,273	3,379	4,652
Total commercial business	10,763	12,344	23,107
Residential real estate	—	47	47
Real estate construction and land development:
Commercial and multifamily	—	571	571
Consumer	—	29	29
Total	$10,763	$12,991	$23,754
The following table presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full or sale of previously classified nonaccrual loans during the following periods:

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(In thousands)
Commercial business:
Commercial and industrial	$(2)	$139	$(2)	$63
Owner-occupied CRE	—	53	—	114
Non-owner occupied CRE	—	774	—	313
Total commercial business	(2)	966	(2)	490
Residential real estate	—	19	—	—
Real estate construction and land development:
Residential	—	—	—	73
Consumer	—	68	—	—
Total	$(2)	$1,053	$(2)	$563
For the three months ended March 31, 2022 and 2021, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full or sale.
(e) Past due loans
The Bank performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The amortized cost of past due loans as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$2,139	$6,069	$8,208	$643,315	$651,523
SBA PPP	150	—	150	64,812	64,962
Owner-occupied CRE	—	188	188	935,517	935,705
Non-owner occupied CRE	—	—	—	1,505,483	1,505,483
Total commercial business	2,289	6,257	8,546	3,149,127	3,157,673
Residential real estate	994	—	994	222,448	223,442
Real estate construction and land development:
Residential	—	—	—	83,529	83,529
Commercial and multifamily	—	571	571	138,012	138,583
Total real estate construction and land development	—	571	571	221,541	222,112

	March 31, 2022
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Consumer	575	—	575	217,376	217,951
Total	$3,858	$6,828	$10,686	$3,810,492	$3,821,178

	December 31, 2021
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$1,858	$6,821	$8,679	$612,888	$621,567
SBA PPP	223	293	516	145,324	145,840
Owner-occupied CRE	2,397	112	2,509	928,641	931,150
Non-owner occupied CRE	—	—	—	1,493,099	1,493,099
Total commercial business	4,478	7,226	11,704	3,179,952	3,191,656
Residential real estate	420	10	430	164,152	164,582
Real estate construction and land development:
Residential	792	—	792	84,755	85,547
Commercial and multifamily	3,474	571	4,045	137,291	141,336
Total real estate construction and land development	4,266	571	4,837	222,046	226,883
Consumer	1,026	—	1,026	231,515	232,541
Total	$10,190	$7,807	$17,997	$3,797,665	$3,815,662
There was one customer relationship and one SBA PPP loan 90 days or more past due and still accruing interest as of March 31, 2022 and December 31, 2021, respectively, with an amortized cost of $1.3 million and $293,000, respectively.
(f) Collateral-dependent Loans
The type of collateral securing loans individually evaluated for credit losses and for which the repayment was expected to be provided substantially through the operation or sale of the collateral as of March 31, 2022 and December 31, 2021 was as follows, with balances representing the amortized cost of the loan classified by the primary collateral category of each loan if multiple collateral sources secure the loan:

	March 31, 2022
	CRE	Farmland	Residential Real Estate	Total
	(In thousands)
Commercial business:
Commercial and industrial	$1,379	$2,492	$695	$4,566
Owner-occupied CRE	1,820	—	—	1,820
Total commercial business	3,199	2,492	695	6,386
Real estate construction and land development:
Commercial and multifamily	571	—	—	571
Total	$3,770	$2,492	$695	$6,957

	December 31, 2021
	CRE	Farmland	Residential Real Estate	Other	Total
	(In thousands)
Commercial business:
Commercial and industrial	$1,499	$4,362	$1,036	$245	$7,142
Owner-occupied CRE	3,035	—	—	—	3,035
Non-owner occupied CRE	1,273	—	—	—	1,273
Total commercial business	5,807	4,362	1,036	245	11,450

	December 31, 2021
	CRE	Farmland	Residential Real Estate	Other	Total
	(In thousands)
Real estate construction and land development:
Commercial and multifamily	571	—	—	—	571
Total	$6,378	$4,362	$1,036	$245	$12,021
There have been no significant changes to the collateral securing loans individually evaluated for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the three months ended March 31, 2022, except changes due to additions or removals of loans from this classification.
(g) Troubled Debt Restructured Loans
Loans that were modified as TDR loans are set forth in the following table for the periods indicated:

	Three Months Ended March 31,
	2022		2021
	Number of Contracts (1)	Amortized Cost (1) (2)	Number of Contracts (1)	Amortized Cost (1) (2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	4	$2,438	24	$12,102
Owner-occupied CRE	—	—	2	4,660
Non-owner occupied CRE	—	—	1	1,979
Total commercial business	4	2,438	27	18,741
Residential real estate	—	—	1	180
Real estate construction and land development:
Commercial and multifamily	—	—	1	450
Consumer	5	55	15	379
Total	9	$2,493	44	$19,750
(1) Number of contracts and amortized cost represent loans which have balances as of period end, net of subsequent payments after modifications. Certain TDR loans may have been paid-down or charged-off during the three months ended March 31, 2022 and 2021.
(2) As the Bank did not forgive any principal or interest balance as part of the loan modifications, the Bank’s amortized cost in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).
The Bank had an ACL on loans of $56,000 and $2.4 million at March 31, 2022 and March 31, 2021, respectively, related to these TDR loans which were restructured during the three months ended March 31, 2022 and March 31, 2021, respectively.
The unfunded commitment to borrowers related to TDR loans was $3.8 million and $5.7 million at March 31, 2022 and December 31, 2021, respectively.
The following table presents loans that were modified in a TDR and subsequently defaulted within twelve months from the modification date during the periods indicated:

	Three Months Ended March 31,
	2022		2021
	Number of Contracts (1)	Amortized Cost (1)	Number of Contracts (1)	Amortized Cost (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	—	$—	2	$2,792
Owner-occupied CRE	1	189	—	—
(1) Number of contracts and amortized cost represent TDR loans which have balances as of period end, net of subsequent payments after modifications. Certain TDR loans may have been paid-down or charged-off during the three months ended March 31, 2022 and 2021.
During the three months ended March 31, 2022 the TDR loan defaulted because the borrower was more than 90 days delinquent on their scheduled loan payment. During the three months ended March 31, 2021 both TDR loans defaulted because each was past its modified maturity date and the borrower had not subsequently repaid the credits. The Bank chose not to further extend the maturity date on these TDR loans. The Bank had no ACL on loans at March 31, 2022 and $94,000 at March 31, 2021 related to these TDR loans which defaulted during the three months ended March 31, 2022 and 2021.
(h) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $9.9 million and $10.1 million at March 31, 2022 and December 31, 2021, respectively. It is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.
(i) Foreclosure proceedings in process
At March 31, 2022, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

(4)Allowance for Credit Losses on Loans
The baseline loss rates used to calculate the ACL on loans at March 31, 2022 utilized the Bank's average quarterly historical loss information from December 31, 2012 through the balance sheet date. There were no changes to this assumption during the three months ended March 31, 2022. The Bank believes the historic loss rates are viable inputs to the current CECL model as the Bank's lending practice and business has remained relatively stable throughout the periods. While the Bank's assets have grown, the credit culture has stayed relatively consistent.
Prepayments included in the CECL model at March 31, 2022 were based on the 48-month rolling historical averages for each segment, which management believes is an accurate representation of future prepayment activity. There were no changes to this assumption during the three months ended March 31, 2022.
The reasonable and supportable period and subsequent reversion period used in the CECL model was five quarters and two quarters, respectively, at December 31, 2021. There were no changes to these assumptions during the three months ended March 31, 2022. Management believes forecasts beyond this seven quarter time period tend to diverge in economic assumptions and may be less comparable to actual future events. As the length of the reasonable and supportable period increases, the degree of judgment involved in estimating the allowance increases.
During the three months ended March 31, 2022, the ACL on loans decreased $2.0 million, or 4.8%, due primarily to a reversal of provision for credit losses on loans of $2.5 million driven by a reduction in the ACL on loans individually evaluated for losses and their related ACL as well as changes in the loan mix and continued improvement in forecasted economic indicators used to calculate credit losses. The ACL on loans at March 31, 2022 and December 31, 2021 did not include a reserve for SBA PPP loans as these loans are fully guaranteed by the SBA.
A summary of the changes in the ACL on loans during the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Balance at the beginning of the year	$42,361	$70,185
Charge-offs	(355)	(187)
Recoveries of loans previously charged-off	849	362
Reversal of provision for credit losses on loans	(2,522)	(6,135)
Balance at the end of the year	$40,333	$64,225
The following tables detail the activity in the ACL on loans by segment and class for the periods indicated:

	Three Months Ended March 31, 2022
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$17,777	$(163)	$272	$(2,621)	$15,265
Owner-occupied CRE	6,411	(36)	—	710	7,085
Non-owner occupied CRE	8,861	—	—	721	9,582
Total commercial business	33,049	(199)	272	(1,190)	31,932
Residential real estate	1,409	(30)	3	421	1,803
Real estate construction and land development:
Residential	1,304	—	8	(188)	1,124

	Three Months Ended March 31, 2022
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial and multifamily	3,972	—	—	(797)	3,175
Total real estate construction and land development	5,276	—	8	(985)	4,299
Consumer	2,627	(126)	566	(768)	2,299
Total	$42,361	$(355)	$849	$(2,522)	$40,333

	Three Months Ended March 31, 2021
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$30,010	$(1)	$205	$(8,444)	$21,770
Owner-occupied CRE	9,486	—	2	976	10,464
Non-owner occupied CRE	10,112	—	—	2,858	12,970
Total commercial business	49,608	(1)	207	(4,610)	45,204
Residential real estate	1,591	—	—	(189)	1,402
Real estate construction and land development:
Residential	1,951	—	16	81	2,048
Commercial and multifamily	11,141	(1)	—	83	11,223
Total real estate construction and land development	13,092	(1)	16	164	13,271
Consumer	5,894	(185)	139	(1,500)	4,348
Total	$70,185	$(187)	$362	$(6,135)	$64,225

(5)Goodwill and Other Intangible Assets
(a) Goodwill
There were no additions to goodwill during the three months ended March 31, 2022 and 2021. Additionally, management analyzes its goodwill on an annual basis on December 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of December 31, 2021 and concluded that there was no impairment.
(b) Other Intangible Assets
Other intangible assets represent core deposit intangible acquired in business combinations with estimated useful lives of ten years. There were no additions to other intangible assets during the three months ended March 31, 2022 and 2021.

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
Fee income related to interest rate swap derivative contract transactions is recorded in Interest rate swap fees on the unaudited Condensed Consolidated Statements of Income. The fair value of derivative positions outstanding is included in Prepaid expenses and other assets and Accrued expenses and other liabilities in the unaudited Condensed Consolidated Statements of Financial Condition. The gains and losses due to changes in fair value and all cash flows are included in Other income in the unaudited Condensed Consolidated Statements of Income, but typically net to zero based on the identical back-to-

back interest rate swap derivative contracts unless a credit valuation adjustment is recorded to appropriately reflect nonperformance risk in the fair value measurement. Various factors impact changes in the credit valuation adjustments over time, including changes in the risk ratings of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.
The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at the dates indicated:

	March 31, 2022		December 31, 2021
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$319,526	$12,975	$322,726	$15,219
Interest rate swap liability (1)	319,526	(12,989)	322,726	(15,286)
 (1) The estimated fair value of derivatives with customers was $(8.7) million and $9.8 million as of March 31, 2022 and December 31, 2021, respectively. The estimated fair value of derivatives with third-parties was $8.7 million and $(9.8) million as of March 31, 2022 and December 31, 2021, respectively.
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

(7)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except shares)
Net income	$19,757	$25,344
Basic:
Weighted average common shares outstanding	35,094,725	35,926,950
Diluted:
Basic weighted average common shares outstanding	35,094,725	35,926,950
Effect of potentially dilutive common shares (1)	317,373	305,254
Total diluted weighted average common shares outstanding	35,412,098	36,232,204
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive (2)	17,041	15,538
(1)Represents the effect of the vesting of restricted stock units.
(2) Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock unit exceeds the market price of the Company’s stock.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity during the three months ended March 31, 2022 and the calendar year 2021:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 27, 2021	$0.20	February 10, 2021	February 24, 2021
April 21, 2021	$0.20	May 5, 2021	May 19, 2021
July 21, 2021	$0.20	August 4, 2021	August 18, 2021
October 20, 2021	$0.21	November 3, 2021	November 17, 2021
January 26, 2022	$0.21	February 9, 2022	February 23, 2022

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
The following table provides total repurchased shares and average share prices under the applicable plans for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Plan Total(1)
Repurchased shares	80,559	—	1,141,309
Stock repurchase average share price	$25.17	$—	$23.92
(1)Represents shares repurchased and average price per share paid during the duration of the plan.
In addition to the stock repurchases under a stock repurchase plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total shares repurchased to pay withholding taxes during the periods indicated:

	Three Months Ended March 31,
	2022	2021
Repurchased shares to pay withholding taxes	24,531	23,246
Stock repurchase to pay withholding taxes average share price	$25.46	$29.54

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
Derivative Financial Instruments:
The Bank obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2022 and December 31, 2021, the Bank assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
Branches held for sale:
Branches held for sale are recorded at fair value less costs to sell when transferred from premises and equipment, net to prepaid expenses and other assets on the unaudited Condensed Consolidated Statements of Financial Condition with any valuation adjustment recorded within other noninterest expense on the unaudited Condensed Consolidated Statements of Income. The fair value of branches held for sale is determined based on a real estate appraisal or broker price opinion. Adjustments are routinely made in the appraisal and broker price opinion process by independent appraisers and commercial real estate brokers, respectively, to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in Level 3 classification of the inputs for determining fair value. Additionally, the fair value of branches held for sale can be adjusted based on executed agreements of sale to be completed at a future date.
Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$39,555	$—	$39,555	$—
Municipal securities	210,239	—	210,239	—
Residential CMO and MBS	358,409	—	358,409	—
Commercial CMO and MBS	404,505	—	404,505	—
Corporate obligations	2,009	—	2,009	—
Other asset-backed securities	25,207	—	25,207	—
Total investment securities available for sale	1,039,924	—	1,039,924	—
Equity security	224	224	—	—
Derivative assets - interest rate swaps	12,975	—	12,975	—
Liabilities
Derivative liabilities - interest rate swaps	$12,989	$—	12,989	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$21,373	$—	$21,373	$—
Municipal securities	221,212	—	221,212	—
Residential CMO and MBS	306,884	—	306,884	—
Commercial CMO and MBS	315,861	—	315,861	—
Corporate obligations	2,014	—	2,014	—
Other asset-backed securities	26,991	—	26,991	—
Total investment securities available for sale	894,335	—	894,335	—
Equity security	240	240	—	—
Derivative assets - interest rate swaps	15,219	—	15,219	—
Liabilities
Derivative liabilities - interest rate swaps	$15,286	$—	$15,286	$—
Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables represent assets measured at fair value on a nonrecurring basis at the dates indicated:

		Fair Value at March 31, 2022
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$336	$215	$—	$—	$215
Real estate construction and land development:
Commercial and multifamily	991	534	—	—	534
Total assets measured at fair value on a nonrecurring basis	$1,327	$749	$—	$—	$749
(1) Basis represents the outstanding principal balance of collateral-dependent loans.

		Fair Value at December 31, 2021
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$1,911	$1,049	$—	$—	$1,049
Owner-occupied CRE	613	189	—	—	189
Total commercial business	2,524	1,238	—	—	1,238
Real estate construction and land development:
Commercial and multifamily	991	$534	—	—	534
Total	3,515	1,772	—	—	1,772
Prepaid expenses and other assets:
Branch held for sale (2)	698	698	—	—	698
Total assets measured at fair value on a nonrecurring basis	$4,213	$2,470	$—	$—	$2,470
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

The following table represents the net (loss) gain recorded in earnings as a result of nonrecurring fair value adjustments recorded during the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$(12)	$(34)
Real estate construction and land development:
Commercial and multifamily	—	(14)
Total	(12)	(48)
Prepaid expenses and other assets:
Branch held for sale	—	20
Net loss from nonrecurring fair value adjustments	$(12)	$(28)
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

	March 31, 2022
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Collateral-dependent loans	$749	Market approach	Adjustment for differences between the comparable sales	35.0% - (11.0)%; 13.8%

	December 31, 2021
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Collateral-dependent loans	$1,772	Market approach	Adjustment for differences between the comparable sales	35.0% - (11.0%); 13.8%
Branch held for sale	$698	Market approach	Sale agreement	Not applicable
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
The following tables present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	March 31, 2022
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,576,722	$1,576,722	$1,576,722	$—	$—
Investment securities available for sale	1,039,924	1,039,924	—	1,039,924	—
Investment securities held to maturity	422,213	384,822	—	384,822	—
Loans held for sale	1,142	1,181	—	1,181	—
Loans receivable, net	3,780,845	3,808,897	—	—	3,808,897
Accrued interest receivable	14,582	14,582	128	4,593	9,861

	March 31, 2022
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Derivative assets - interest rate swaps	12,975	12,975	—	12,975	—
Equity security	224	224	224	—	—
Financial Liabilities:
Non-maturity deposits	$6,163,084	$6,163,084	$6,163,084	$—	$—
Certificates of deposit	328,416	329,358	—	—	329,358
Securities sold under agreement to repurchase	49,069	49,069	49,069	—	—
Junior subordinated debentures	21,253	18,750	—	—	18,750
Accrued interest payable	75	75	33	15	27
Derivative liabilities - interest rate swaps	12,989	12,989	—	12,989	—

	December 31, 2021
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,723,292	$1,723,292	$1,723,292	$—	$—
Investment securities available for sale	894,335	894,335	—	894,335	—
Investment securities held to maturity	383,393	376,331	—	376,331	—
Loans held for sale	1,476	1,527	—	1,527	—
Loans receivable, net	3,773,301	3,849,602	—	—	3,849,602
Accrued interest receivable	14,657	14,657	14	4,582	10,061
Derivative assets - interest rate swaps	15,219	15,219	—	15,219	—
Equity security	240	240	240	—	—
Financial Liabilities:
Non-maturity deposits	$6,038,498	$6,038,498	$6,038,498	$—	$—
Certificates of deposit	342,839	344,025	—	344,025	—
Securities sold under agreement to repurchase	50,839	50,839	50,839	—	—
Junior subordinated debentures	21,180	18,750	—	—	18,750
Accrued interest payable	73	73	33	19	21
Derivative liabilities - interest rate swaps	15,286	15,286	—	15,286	—

(9)Cash Restriction
The Bank had no cash restrictions at March 31, 2022 and had restricted cash included in interest earning deposits of $9.8 million at December 31, 2021 relating to collateral required on interest rate swaps from third-parties as discussed in Note (6) Derivative Financial Instruments. The Bank does not have a collateral requirement with customers.

(10)Commitments and Contingencies
In the ordinary course of business, the Bank may enter into various types of transactions that include commitments to extend credit that are not included in its unaudited Condensed Consolidated Financial Statements. The Bank applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The majority of the commitments presented below are variable rate. Loan commitments can be either revolving or non-revolving. The Bank’s exposure to credit and market risk under commitments to extend credit is represented by the amount of these commitments.

The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	March 31, 2022	December 31, 2021
	(In thousands)
Commercial business:
Commercial and industrial	$537,566	$570,156
Owner-occupied CRE	7,932	2,252
Non-owner occupied CRE	13,620	7,487
Total commercial business	559,118	579,895
Real estate construction and land development:
Residential	55,599	51,838
Commercial and multifamily	194,678	209,217
Total real estate construction and land development	250,277	261,055
Consumer	288,621	285,010
Total outstanding commitments	$1,098,016	$1,125,960
The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(In thousands)
Balance, beginning of period	$2,607	$4,681
Reversal of provision for credit losses on unfunded commitments	(1,055)	(1,064)
Balance, end of period	$1,552	$3,617

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the three months ended March 31, 2022. The information contained in this section should be read together with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Forward-Looking Statements included herein and the December 31, 2021 audited Consolidated Financial Statements and the accompanying Notes included in our 2021 Annual Form 10-K.

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
Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of service charges and other fees, card revenue and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing and professional services. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses are the fixed and variable costs of buildings and equipment and consists primarily of lease expenses, depreciation charges, maintenance and utilities. Data processing consists primarily of processing and network services related to the Bank’s core operating system, including the account processing system, electronic payments processing of products and services, internet and mobile banking channels and software-as-a-service providers. Professional services consists primarily of third-party service providers such as auditors, consultants and lawyers.
Results of operations may also be significantly affected by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities, including changes resulting from the COVID-19 Pandemic and the governmental actions taken to address it. Net income is also impacted by growth of operations through organic growth or acquisitions.
COVID-19 Pandemic Response
The Company maintains its commitment to supporting its community and customers during the COVID-19 Pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its customers. As of March 31, 2022, all Bank branches are open with normal hours and all employees have returned to their go-forward working environments. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.
Branch Consolidation Plan
The Company reduced the branch count to 49 from 61 branches during the year ended December 31, 2021, including the consolidation of eight branches and four branches during the three months ended March 31, 2021 and December 31, 2021, respectively. The Company integrated these locations into other branches within its network. These actions were the result of the Company’s increased focus on balancing physical locations and digital banking channels, driven by increased customer usage of online and mobile banking and a commitment to improve digital banking technology.

Results of Operations
Comparison of quarter ended March 31, 2022 to the comparable quarter in the prior year
Net income was $19.8 million, or $0.56 per diluted common share, for the three months ended March 31, 2022 compared to $25.3 million, or $0.70 per diluted common share, for the three months ended March 31, 2021. Net income decreased $5.6 million, or 22.0%, due primarily to lower interest income and fees on loans. The Company’s efficiency ratio was 64.38% for the three months ended March 31, 2022 compared to 61.57% for the three months ended March 31, 2021.

Average Balances, Yields and Rates Paid
The following table provides relevant net interest income information for the periods indicated:

	Three Months Ended March 31,
	2022			2021			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2)(3)	$3,773,325	$41,025	4.41%	$4,490,499	$49,524	4.47%	$(717,174)	$(8,499)	(0.06)%
Taxable securities	1,271,557	6,003	1.91	674,268	3,534	2.13	597,289	2,469	(0.22)
Nontaxable securities (3)	146,409	860	2.38	163,914	958	2.37	(17,505)	(98)	0.01
Interest earning deposits	1,503,287	706	0.19	713,885	175	0.10	789,402	531	0.09
Total interest earning assets	6,694,578	48,594	2.94%	6,042,566	54,191	3.64%	652,012	(5,597)	(0.70)%
Noninterest earning assets	740,209			757,059			(16,850)
Total assets	$7,434,787			$6,799,625			$635,162

	Three Months Ended March 31,
	2022			2021			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Bearing Liabilities:
Certificates of Deposit	$336,353	$338	0.41%	$393,268	$559	0.58%	$(56,915)	$(221)	(0.17)%
Savings accounts	646,684	87	0.05	560,094	95	0.07	86,590	(8)	(0.02)
Interest bearing demand and money market accounts	3,066,320	999	0.13	2,732,134	1,074	0.16	334,186	(75)	(0.03)
Total interest bearing deposits	4,049,357	1,424	0.14	3,685,496	1,728	0.19	363,861	(304)	(0.05)
Junior subordinated debentures	21,214	194	3.71	20,913	187	3.63	301	7	0.08
Securities sold under agreement to repurchase	50,017	32	0.26	40,074	38	0.38	9,943	(6)	(0.12)
Total interest bearing liabilities	4,120,588	1,650	0.16%	3,746,483	1,953	0.21%	374,105	(303)	(0.05)%
Noninterest bearing demand deposits	2,359,451			2,105,039			254,412
Other noninterest bearing liabilities	108,663			121,082			(12,419)
Stockholders’ equity	846,085			827,021			19,064
Total liabilities and stock-holders’ equity	$7,434,787			$6,799,625			$635,162
Net interest income and spread		$46,944	2.78%		$52,238	3.43%		$(5,294)	(0.65)%
Net interest margin			2.84%			3.51%			(0.67)%
(1) Average balances are calculated using daily balances.
(2) Average loan receivable, net includes loans held for sale and loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable, net includes the amortization of net deferred loan fees of $3.4 million and $7.3 million for the three months ended March 31, 2022 and 2021, respectively.
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
The following table provides the changes in net interest income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 due to changes in average asset and liability balances (volume), changes in average rates (rate) and changes attributable to the combined effect of volume and interest rates allocated proportionately to the absolute value of changes due to volume and changes due to interest rates:

	Increase (Decrease) Due to Changes In:
	Volume	Rate	Total	% Change
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$(7,774)	$(725)	$(8,499)	(17.2)%
Taxable securities	2,851	(382)	2,469	69.9
Nontaxable securities	(103)	5	(98)	(10.2)
Interest earning deposits	290	241	531	303.4
Total interest income	$(4,736)	$(861)	$(5,597)	(10.3)%
Interest Bearing Liabilities:
Certificates of deposit	$(73)	$(148)	$(221)	(39.5)%
Savings accounts	13	(21)	(8)	(8.4)
Interest bearing demand and money market accounts	122	(197)	(75)	(7.0)
Total interest bearing deposits	62	(366)	(304)	(17.6)

	Increase (Decrease) Due to Changes In:
	Volume	Rate	Total	% Change
	(Dollars in thousands)
Junior subordinated debentures	3	4	7	3.7
Securities sold under agreement to repurchase	8	(14)	(6)	(15.8)
Total interest expense	$73	$(376)	$(303)	(15.5)%
Net interest income	$(4,809)	$(485)	$(5,294)	(10.1)%
Comparison of quarter ended March 31, 2022 to the comparable quarter in the prior year
Net interest income decreased due primarily to a decrease in deferred SBA PPP loan fees recognized due to a decrease in the volume of forgiven SBA PPP loans as well as a slightly lower loan yield. The decrease in net interest income was offset partially by a higher average balance of taxable investment securities.
Net interest margin decreased due primarily to the change in the mix of total interest earning assets, including a significant increase in the balance of lower yielding average interest earning deposits, and secondarily due to lower loan yield.
The following table presents the loan yield and the impacts of SBA PPP loans and the incremental accretion on purchased loans on this financial measure for the periods presented below:

	Three Months Ended
	March 31, 2022	March 31, 2021
Loan yield (GAAP)	4.41%	4.47%
Exclude impact from SBA PPP loans	(0.21)	0.01
Exclude impact from incremental accretion on purchased loans	(0.06)	(0.12)
Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans (non-GAAP) (1)	4.14%	4.36%
(1) For additional information, see the "Reconciliations of Non-GAAP Measures" section below.
The impact to loan yield from recoveries of interest and fees on loans classified as nonaccrual was 11 basis points during the first quarter of 2022, including the recovery of $774,000 from a non-owner occupied CRE relationship, compared to five basis points for the same quarter in 2021.

Provision for Credit Losses Overview
The aggregate of the provision for credit losses on loans and the provision for credit losses on unfunded commitments is presented on the unaudited Condensed Consolidated Statements of Income as the provision for credit losses. The ACL on unfunded commitments is included on the unaudited Condensed Consolidated Statements of Financial Condition within accrued expenses and other liabilities.
Comparison of quarter ended March 31, 2022 to the comparable quarter in the prior year
The following table presents the provision for credit losses for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(Dollars in thousands)
Reversal of provision for credit losses on loans	$(2,522)	$(6,135)	$3,613	(58.9)%
Reversal of provision for credit losses on unfunded commitments	(1,055)	(1,064)	9	(0.8)
Reversal of provision for credit losses	$(3,577)	$(7,199)	$3,622	(50.3)%
The reversal of provision for credit losses recognized during the three months ended March 31, 2022 was due primarily to a reduction of loans individually evaluated for losses and their related ACL as well as changes in the loan mix and continued improvement in forecasted economic indicators used to calculate credit losses.
The reversal of provision for credit losses recognized during the three months ended March 31, 2021 was due primarily to improvements in the economic forecast at March 31, 2021 as compared to the forecast for at December 31, 2020 and secondarily due to a decrease in total loans receivable, excluding SBA PPP loans.

Noninterest Income Overview
Comparison of quarter ended March 31, 2022 to the comparable quarter in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(Dollars in thousands)
Service charges and other fees	$2,296	$1,892	$404	21.4%
Card revenue	2,441	2,097	344	16.4
Gain on sale of investment securities, net	—	29	(29)	(100.0)
Gain on sale of loans, net	241	1,370	(1,129)	(82.4)
Interest rate swap fees	279	152	127	83.6
Bank owned life insurance income	1,695	656	1,039	158.4
Gain on sale of other assets, net	204	22	182	827.3
Other income	1,382	2,033	(651)	(32.0)
Total noninterest income	$8,538	$8,251	$287	3.5%
Noninterest income increased slightly due primarily to an increase in bank owned life insurance income due to the recognition of a death benefit of $1.0 million during the current quarter as well as increases in service charges and other fees and card revenue reflecting increased customer transactions as businesses reopened in our market areas, offset partially by reduced gain on sale of loans, net as sales volume of secondary market mortgage loans declined.

Noninterest Expense Overview
Comparison of quarter ended March 31, 2022 to the comparable quarter in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(Dollars in thousands)
Compensation and employee benefits	$21,252	$22,201	$(949)	(4.3)%
Occupancy and equipment	4,331	4,454	(123)	(2.8)
Data processing	4,061	3,812	249	6.5
Marketing	266	513	(247)	(48.1)
Professional services	699	1,270	(571)	(45.0)
State/municipal business and use tax	796	972	(176)	(18.1)
Federal deposit insurance premium	600	589	11	1.9
Amortization of intangible assets	704	797	(93)	(11.7)
Other expense	3,011	2,634	377	14.3
Total noninterest expense	$35,720	$37,242	$(1,522)	(4.1)%
Noninterest expense decreased due primarily to a decrease in compensation and employee benefits from lower headcount and secondarily due to a decrease in professional services which was elevated during the first quarter of 2021 due to costs associated with our participation in the second tranche of the SBA PPP.

Income Tax Expense Overview
Comparison of quarter ended March 31, 2022 to the comparable quarter in the prior year
The following table presents the income tax expense, related metrics and their changes for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Change	% Change
	(Dollars in thousands)
Income before income taxes	$23,339	$30,446	$(7,107)	(23.3)%
Income tax expense	$3,582	$5,102	$(1,520)	(29.8)%
Effective income tax rate	15.3%	16.8%	(1.5)%	(8.9)%
Income tax expense decreased due primarily to the change in income before income taxes earned between the periods. Additionally, the effective income tax rate was lower due primarily to lower estimated pre-tax income for the year ended December 31, 2022, which decreased the impact of favorable permanent tax items such as tax-exempt investments, investments in bank owned life insurance and low-income housing tax credits.

Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition at the periods indicated:

	March 31, 2022	December 31, 2021	Change	% Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$1,576,722	$1,723,292	$(146,570)	(8.5)%
Investment securities available for sale, at fair value, net	1,039,924	894,335	145,589	16.3
Investment securities held to maturity, at amortized cost, net	422,213	383,393	38,820	10.1
Loans held for sale	1,142	1,476	(334)	(22.6)
Loans receivable, net	3,780,845	3,773,301	7,544	0.2
Premises and equipment, net	78,737	79,370	(633)	(0.8)
Federal Home Loan Bank stock, at cost	8,916	7,933	983	12.4
Bank owned life insurance	119,929	120,196	(267)	(0.2)
Accrued interest receivable	14,582	14,657	(75)	(0.5)
Prepaid expenses and other assets	190,592	183,543	7,049	3.8
Other intangible assets, net	9,273	9,977	(704)	(7.1)
Goodwill	240,939	240,939	—	—
Total assets	$7,483,814	$7,432,412	$51,402	0.7%
Liabilities and Stockholders' Equity
Deposits	$6,491,500	$6,394,290	$97,210	1.5%
Junior subordinated debentures	21,253	21,180	73	0.3
Securities sold under agreement to repurchase	49,069	50,839	(1,770)	(3.5)
Accrued expenses and other liabilities	100,543	111,671	(11,128)	(10.0)
Total liabilities	6,662,365	6,577,980	84,385	1.3
Common stock	550,096	551,798	(1,702)	(0.3)
Retained earnings	305,581	293,238	12,343	4.2
Accumulated other comprehensive (loss) income, net	(34,228)	9,396	(43,624)	(464.3)
Total stockholders' equity	821,449	854,432	(32,983)	(3.9)
Total liabilities and stockholders' equity	$7,483,814	$7,432,412	$51,402	0.7%
Total assets increased due primarily to an increase in total investment securities following an increase in total deposits, which is discussed in more detail in the "Deposit Activities Overview" section below. Partially offsetting this increase was a decrease in AOCI following an increase in market interest rates during the three months ended March 31, 2022 which negatively impacted the fair value of our investment securities available for sale at March 31, 2022.

Investment Activities Overview
The following table provides information regarding our investment securities at the dates indicated:

	March 31, 2022		December 31, 2021
	Balance	% of Total	Balance	% of Total	Change	% Change
	(Dollars in thousands)
Investment securities available for sale, at fair value:
U.S. government and agency securities	$39,555	2.7%	$21,373	1.7%	$18,182	85.1%
Municipal securities	210,239	14.4	221,212	17.3%	(10,973)	(5.0)
Residential CMO and MBS	358,409	24.5	306,884	24.0%	51,525	16.8
Commercial CMO and MBS	404,505	27.7	315,861	24.7%	88,644	28.1
Corporate obligations	2,009	0.1	2,014	0.2%	(5)	(0.2)
Other asset-backed securities	25,207	1.7	26,991	2.1%	(1,784)	(6.6)
Total	$1,039,924	71.1%	$894,335	70.0%	$145,589	16.3%

Investment securities held to maturity, at amortized cost:
U.S. government and agency securities	$150,973	10.3%	$141,011	11.0%	$9,962	7.1%
Residential CMO and MBS	54,486	3.7	24,529	1.9	29,957	122.1
Commercial CMO and MBS	216,754	14.9	217,853	17.1	(1,099)	(0.5)
Total	$422,213	28.9%	$383,393	30.0%	$38,820	10.1%

Total investment securities	$1,462,137	100.0%	$1,277,728	100.0%	$184,409	14.4%
Total investment securities increased due primarily to purchases to deploy excess liquidity into higher yielding assets, offset partially by a $55.6 million decrease in the fair value of investment securities available for sale resulting in an unrealized loss at March 31, 2022 compared to an unrealized gain at December 31, 2021 following an increase in market rates during the quarter.

Loan Portfolio Overview
Changes by loan type
The Bank originates a wide variety of loans with a focus on commercial business loans. The following table provides information about our loan portfolio by type of loan at the dates indicated:

	March 31, 2022		December 31, 2021
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	Change	% Change
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$651,523	17.1%	$621,567	16.3%	$29,956	4.8%
SBA PPP	64,962	1.7	145,840	3.8	(80,878)	(55.5)
Owner-occupied CRE	935,705	24.5	931,150	24.4	4,555	0.5
Non-owner occupied CRE	1,505,483	39.4	1,493,099	39.2	12,384	0.8
Total commercial business	3,157,673	82.7	3,191,656	83.7	(33,983)	(1.1)
Residential real estate	223,442	5.8	164,582	4.3	58,860	35.8
Real estate construction and land development:
Residential	83,529	2.2	85,547	2.2	(2,018)	(2.4)
Commercial and multifamily	138,583	3.6	141,336	3.7	(2,753)	(1.9)
Total real estate construction and land development	222,112	5.8	226,883	5.9	(4,771)	(2.1)
Consumer	217,951	5.7	232,541	6.1	(14,590)	(6.3)
Total	$3,821,178	100.0%	$3,815,662	100.0%	$5,516	0.1%

Loans receivable increased due primarily to $42.2 million of purchased residential real estate loans and higher commercial business loan demand, offset partially by repayments of SBA PPP loans.
Loans classified as nonaccrual and performing TDR and nonperforming assets
The following table provides information about our nonaccrual loans, performing TDR loans and nonperforming assets for the dates indicated:

	March 31, 2022	December 31, 2021	Change	% Change
	(Dollars in thousands)
Nonaccrual loans: (1)
Commercial business	$15,956	$23,107	$(7,151)	(30.9)%
Residential real estate	—	47	(47)	(100.0)
Real estate construction and land development	571	571	—	—
Consumer	—	29	(29)	(100.0)
Total nonaccrual loans	16,527	23,754	(7,227)	(30.4)
Other real estate owned	—	—	—	n/a
Total nonperforming assets	$16,527	$23,754	$(7,227)	(30.4)%
Accruing loans past due 90 days or more	$1,318	$293	$1,025	349.8%

Credit quality ratios:
Nonaccrual loans to loans receivable	0.43%	0.62%	(0.19)%	(30.6)%
Nonaccrual loans to total assets	0.22	0.32	(0.10)	(31.3)

Performing TDR loans: (1)
Commercial business	$61,111	$57,142	$3,969	6.9%
Residential real estate	179	358	(179)	(50.0)
Real estate construction and land development	450	450	—	—
Consumer	887	1,160	(273)	(23.5)
Total performing TDR loans	$62,627	$59,110	$3,517	5.9%
(1) At March 31, 2022 and December 31, 2021, $1.4 million and $1.4 million of nonaccrual loans, respectively, and $2.3 million and $1.6 million of performing TDR loans, respectively, were guaranteed by government agencies.
The following table provides the changes in nonaccrual loans during the three months ended March 31, 2022:

(In thousands)
Balance, beginning of period	$23,754
Additions to nonaccrual loan classification	—
Net principal payments, sales and transfers to accruing status	(3,804)
Payoffs	(3,369)
Charge-offs	(54)
Balance, end of period	$16,527
Nonaccrual loans declined $7.2 million, or 30.4%, due primarily to ongoing collection efforts, including the partial payoff of two large commercial and industrial loan relationships, the payoff of one non-owner occupied CRE relationship, and the transfer of two commercial business loan relationships back to accruing status. The Bank also sold a pool of 14 nonaccrual loans during the period ending March 31, 2022 totaling $1.0 million.

Allowance for Credit Losses on Loans Overview
The following table provides information regarding our ACL on loans for the periods indicated:

	At or For the Three Months Ended March 31,
	2022	2021	Change	% Change
	(Dollars in thousands)
ACL on loans at the end of period	$40,333	$64,225	$(23,892)	(37.2)%

Credit quality ratios:
ACL on loans to loans receivable	1.06%	1.40%	(0.34)%	(24.3)%
ACL on loans to loans receivable, excluding SBA PPP loans (1)	1.07	1.73	(0.66)	(38.2)
ACL on loans to nonaccrual loans	244.04%	121.48%	122.56%	100.9%

Net recoveries	494	175	319	182.3
Average loans receivable, net during the period (2)	3,836,029	4,490,499	(654,470)	(14.6)
Net recoveries on loans to average loans receivable, net (3)	(0.05)%	(0.02)%	(0.03)%	150.0%
(1) The ACL on loans does not include a reserve for SBA PPP loans as these loans are fully guaranteed by the SBA. See "Reconciliations of Non-GAAP Measures" section below.
(2) Average loan receivable, net includes loans held for sale.
(3) Annualized.
The ACL on loans decreased during the three months ended March 31, 2022 due primarily to a reduction of loans individually evaluated for losses and their related ACL as well as changes in the loan mix and continued improvement in forecasted economic indicators used to calculate credit losses.
The following table presents the ACL on loans by loan portfolio segment at the indicated dates:

	March 31, 2022		December 31, 2021
	ACL on loans	% of Total (1)	ACL on loans	% of Total (1)	Change	% Change
	(Dollars in thousands)
Commercial business	$31,932	82.7%	$33,049	83.7%	$(1,117)	(3.4)%
Residential real estate	1,803	5.8	1,409	4.3	394	28.0
Real estate construction and land development	4,299	5.8	5,276	5.9	(977)	(18.5)
Consumer	2,299	5.7	2,627	6.1	(328)	(12.5)
Total ACL on loans	$40,333	100.0%	$42,361	100.0%	$(2,028)	(4.8)%
(1) Represents the percent of loans receivable by loan category to loans receivable.

Deposits Overview
The following table summarizes the Company's deposits at the dates indicated:

	March 31, 2022		December 31, 2021
	Balance	% of Total	Balance	% of Total	Change	% Change
	(Dollars in thousands)
Noninterest demand deposits	$2,393,972	36.9%	$2,343,909	36.7%	$50,063	2.1%
Interest bearing demand deposits	2,018,032	31.1	1,946,605	30.4	71,427	3.7
Money market accounts	1,099,539	16.9	1,120,174	17.5	(20,635)	(1.8)
Savings accounts	651,541	10.0	640,763	10.0	10,778	1.7
Total non-maturity deposits	6,163,084	94.9	6,051,451	94.6	111,633	1.8
Certificates of deposit	328,416	5.1	342,839	5.4	(14,423)	(4.2)
Total deposits	$6,491,500	100.0%	$6,394,290	100.0%	$97,210	1.5%

Stockholders' Equity Overview
The Company’s stockholders' equity to assets ratio was 11.0% and 11.5% at March 31, 2022 and December 31, 2021, respectively, and decreased due primarily to a decrease in accumulated other comprehensive income of $43.6 million following an increase in market interest rates during the first quarter, which negatively impacted the fair value of our investment securities available for sale at March 31, 2022.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On April 20, 2022, the Company’s board of directors declared a regular quarterly dividend of $0.21 per common share payable on May 18, 2022 to shareholders of record on May 4, 2022.

Regulatory Requirements Overview
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the unaudited Condensed Consolidated Financial Statements. Additionally, the Company and the Bank are required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. Management believes that as of March 31, 2022, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of March 31, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories. The following table presents the actual capital ratios of the Company and the Bank at the periods indicated:

	Company		Heritage Bank
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Common equity Tier 1 capital to risk-weighted assets	13.4%	13.5%	13.7%	13.8%
Tier 1 leverage capital to average assets	8.8	8.7	8.7	8.6
Tier 1 capital to risk-weighted assets	13.9	13.9	13.7	13.8
Total capital to risk-weighted assets	14.7	14.8	14.6	14.7
Capital conservation buffer	6.7	6.8	6.6	6.7
As of both March 31, 2022 and December 31, 2021, the capital measures reflect the revised CECL capital transition provisions adopted by the Federal Reserve and the FDIC that allow the Bank the option to delay for two years until December 31, 2021 an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period.

Liquidity and Capital Resources
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
Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our liquidity and capital resources since the information disclosed in our 2021 Annual Form 10-K. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

Critical Accounting Policies
Our critical accounting policies are described in detail in the "Critical Accounting Policies" section within Item 7 of our 2021 Annual Form the Form 10-K. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting policies include estimates of the ACL on investment securities, the ACL on loans, the ACL on unfunded commitments and goodwill. There have been no material changes in these policies during the three months ended March 31, 2022.

Reconciliations of Non-GAAP Measures
This Form 10-Q contains certain financial measures not presented in accordance with GAAP in addition to financial measures presented in accordance with GAAP. The Company has presented these non-GAAP financial measures in this Form 10-Q because it believes they provide useful and comparative information to assess trends in the Company’s performance and asset quality and to facilitate comparison of its performance with the performance of its peers. These non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. They should not be considered in isolation or as a substitute for financial measures presented in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of the GAAP and non-GAAP financial measures are presented below.
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

	Three Months Ended March 31,
	2022	2021
	(Dollars in thousands)
Loan yield, excluding SBA PPP Loans and Incremental Accretion on Purchased Loans, annualized:
Interest and fees on loans (GAAP)	$41,025	$49,524
Exclude interest and fees on SBA PPP loans	(3,081)	(9,136)
Exclude incremental accretion on purchased loans	(584)	(1,075)
Adjusted interest and fees on loans (non-GAAP)	$37,360	$39,313

Average loans receivable, net (GAAP)	$3,773,325	$4,490,499
Exclude average SBA PPP loans	(109,594)	(832,148)
Adjusted average loans receivable, net (non-GAAP)	$3,663,731	$3,658,351

Loan yield, annualized (GAAP)	4.41%	4.47%
Loan yield, excluding SBA PPP loans and incremental accretion on purchased loans, annualized (non-GAAP)	4.14%	4.36%

The Company considers presenting the ratio of ACL on loans to loans receivable, excluding SBA PPP loans, to be a useful measurement in evaluating the adequacy of the Company's ACL on loans as the balance of SBA PPP loans is significant to the loan portfolio, and since SBA PPP loans are guaranteed by the SBA, the Company has not provided an ACL on loans for SBA PPP loans.

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
ACL on Loans to Loans Receivable, excluding SBA PPP Loans:
Allowance for credit losses on loans (GAAP)	$40,333	$42,361

Loans receivable (GAAP)	$3,821,178	$3,815,662
Exclude SBA PPP loans	64,962	145,840
Loans receivable, excluding SBA PPP (non-GAAP)	$3,756,216	$3,669,822

ACL on loans to loans receivable (GAAP)	1.06%	1.11%
ACL on loans to loans receivable, excluding SBA PPP loans (non-GAAP)	1.07%	1.15%

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our 2021 Annual Form 10-K. Neither we, nor the Bank, maintain a trading account for any class of financial instrument, nor do we, or the Bank, engage in hedging activities or purchase high risk derivative instruments. Moreover, neither we, nor the Bank, are subject to foreign currency exchange rate risk or commodity price risk.

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2022 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
Neither the Company nor the Bank is a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in Item 1A of the Company’s 2021 Annual Form 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.

(c) Repurchase Plans
The following table provides information about repurchases of common stock by the Company during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2022— January 31, 2022	—	$—	9,886,773	738,304
February 1, 2022— February 28, 2022	30,602	24.84	9,917,332	707,745
March 1, 2022— March 31, 2022	74,488	25.41	9,967,332	657,745
Total	105,090	$25.24
(1)Of the common shares repurchased by the Company between January 1, 2022 and March 31, 2022, 24,531 shares represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units.
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

HERITAGE FINANCIAL CORPORATION
Date:
May 4, 2022	/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer
Date:
May 4, 2022	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer