Form 10-Q
period 2022-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2022-08-09
CIK 1046025

Table of Content
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022 or

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
As of August 1, 2022, there were 35,103,929 shares of the registrant's common stock, no par value per share, outstanding.

Table of Content
HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2022

Table of Content

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

Table of Content
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
•changes in general economic conditions, either nationally or in our market areas, including the risks of inflation;
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
•difficulties in reducing risk associated with our loans;
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

Table of Content
PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(In thousands, except shares)

	June 30, 2022	December 31, 2021
ASSETS
Cash on hand and in banks	$93,675	$61,377
Interest earning deposits	900,380	1,661,915
Cash and cash equivalents	994,055	1,723,292
Investment securities available for sale, at fair value, net (amortized cost of $1,267,715 and $883,832, respectively)	1,187,588	894,335
Investment securities held to maturity, at amortized cost, net (fair value of $559,312 and $376,331, respectively)	615,653	383,393
Total investment securities	1,803,241	1,277,728
Loans held for sale	1,311	1,476
Loans receivable	3,874,064	3,815,662
Allowance for credit losses on loans	(39,696)	(42,361)
Loans receivable, net	3,834,368	3,773,301
Premises and equipment, net	77,164	79,370
Federal Home Loan Bank stock, at cost	8,916	7,933
Bank owned life insurance	120,646	120,196
Accrued interest receivable	15,908	14,657
Prepaid expenses and other assets	211,350	183,543
Other intangible assets, net	8,569	9,977
Goodwill	240,939	240,939
Total assets	$7,316,467	$7,432,412
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$6,330,190	$6,394,290
Junior subordinated debentures	21,326	21,180
Securities sold under agreement to repurchase	41,827	50,839
Accrued expenses and other liabilities	117,758	111,671
Total liabilities	6,511,101	6,577,980
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 35,103,929 and 35,105,779 shares issued and outstanding, respectively	550,417	551,798
Retained earnings	316,732	293,238
Accumulated other comprehensive (loss) income, net	(61,783)	9,396
Total stockholders’ equity	805,366	854,432
Total liabilities and stockholders’ equity	$7,316,467	$7,432,412

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Table of Content
HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts and shares outstanding)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
INTEREST INCOME:
Interest and fees on loans	$40,890	$50,750	$81,915	$100,274
Taxable interest on investment securities	7,607	4,050	13,610	7,584
Nontaxable interest on investment securities	893	947	1,753	1,905
Interest on interest earning deposits	2,342	263	3,048	438
Total interest income	51,732	56,010	100,326	110,201
INTEREST EXPENSE:
Deposits	1,413	1,524	2,837	3,252
Junior subordinated debentures	239	186	433	373
Other borrowings	32	35	64	73
Total interest expense	1,684	1,745	3,334	3,698
Net interest income	50,048	54,265	96,992	106,503
Reversal of provision for credit losses	(1,204)	(13,987)	(4,781)	(21,186)
Net interest income after reversal of provision for credit losses	51,252	68,252	101,773	127,689
NONINTEREST INCOME:
Service charges and other fees	2,391	2,067	4,687	3,959
Card revenue	2,332	2,338	4,773	4,435
Gain on sale of investment securities, net	—	—	—	29
Gain on sale of loans, net	219	1,003	460	2,373
Interest rate swap fees	26	209	305	361
Bank owned life insurance income	764	717	2,459	1,373
Gain on sale of other assets, net	—	724	204	746
Other income	1,284	1,239	2,666	3,272
Total noninterest income	7,016	8,297	15,554	16,548
NONINTEREST EXPENSE:
Compensation and employee benefits	21,778	21,803	43,030	44,004
Occupancy and equipment	4,171	4,091	8,502	8,545
Data processing	4,185	3,998	8,246	7,810
Marketing	344	567	610	1,080
Professional services	529	1,037	1,228	2,307
State/municipal business and use taxes	867	991	1,663	1,963
Federal deposit insurance premium	425	339	1,025	928
Amortization of intangible assets	704	797	1,408	1,594
Other expense	2,704	2,773	5,715	5,407
Total noninterest expense	35,707	36,396	71,427	73,638
Income before income taxes	22,561	40,153	45,900	70,599
Income tax expense	3,977	7,451	7,559	12,553
Net income	$18,584	$32,702	$38,341	$58,046
Basic earnings per share	$0.53	$0.91	$1.09	$1.61
Diluted earnings per share	$0.52	$0.90	$1.08	$1.60
Dividends declared per share	$0.21	$0.20	$0.42	$0.40
Average number of basic shares outstanding	35,110,334	35,994,740	35,102,572	35,961,032
Average number of diluted shares outstanding	35,409,524	36,289,464	35,412,722	36,268,861
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Table of Content
HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income	$18,584	$32,702	$38,341	$58,046
Change in fair value of investment securities available for sale, net of tax of $(7,638), $722, $(19,751) and $(2,482), respectively	(27,397)	2,600	(70,879)	(8,934)
Amortization of net unrealized gain for the reclassification of investment securities available for sale to held to maturity, net of tax of $(44), $0, $(83) and $0, respectively	(158)	—	(300)	—
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $0, $0, $0 and $(6), respectively	—	—	—	(23)
Other comprehensive (loss) income	(27,555)	2,600	(71,179)	(8,957)
Comprehensive (loss) income	$(8,971)	$35,302	$(32,838)	$49,089

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Table of Content
HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended June 30, 2022
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at March 31, 2022	35,102,372	$550,096	$305,581	$(34,228)	$821,449
Restricted stock units vested	22,737	—	—	—	—
Stock-based compensation expense	—	843	—	—	843
Common stock repurchased	(21,180)	(522)	—	—	(522)
Net income	—	—	18,584	—	18,584
Other comprehensive loss, net of tax	—	—	—	(27,555)	(27,555)
Cash dividends declared on common stock ($0.21 per share)	—	—	(7,433)	—	(7,433)
Balance at June 30, 2022	35,103,929	$550,417	$316,732	$(61,783)	$805,366

	Six Months Ended June 30, 2022
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2021	35,105,779	$551,798	$293,238	$9,396	$854,432
Restricted stock units vested	124,420	—	—	—	—
Stock-based compensation expense	—	1,793	—	—	1,793
Common stock repurchased	(126,270)	(3,174)	—	—	(3,174)
Net income	—	—	38,341	—	38,341
Other comprehensive loss, net of tax	—	—	—	(71,179)	(71,179)
Cash dividends declared on common stock ($0.42 per share)	—	—	(14,847)	—	(14,847)
Balance at June 30, 2022	35,103,929	$550,417	$316,732	$(61,783)	$805,366

	Three Months Ended June 30, 2021
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at March 31, 2021	35,981,317	$571,204	$242,486	$13,461	$827,151
Restricted stock units vested	27,800	—	—	—	—
Stock-based compensation expense	—	926	—	—	926
Common stock repurchased	(2,557)	(70)	—	—	(70)
Net income	—	—	32,702	—	32,702
Other comprehensive income, net of tax	—	—	—	2,600	2,600
Cash dividends declared on common stock ($0.20 per share)	—	—	(7,325)	—	(7,325)
Balance at June 30, 2021	36,006,560	$572,060	$267,863	$16,061	$855,984

Table of Content

	Six Months Ended June 30, 2021
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2020	35,912,243	$571,021	$224,400	$25,018	$820,439
Restricted stock units vested	120,120	—	—	—	—
Stock-based compensation expense	—	1,796	—	—	1,796
Common stock repurchased	(25,803)	(757)	—	—	(757)
Net income	—	—	58,046	—	58,046
Other comprehensive loss, net of tax	—	—	—	(8,957)	(8,957)
Cash dividends declared on common stock ($0.40 per share)	—	—	(14,583)	—	(14,583)
Balance at June 30, 2021	36,006,560	$572,060	$267,863	$16,061	$855,984

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Table of Content
HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$38,341	$58,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(1,654)	(13,901)
Reversal of provision for credit losses	(4,781)	(21,186)
Stock-based compensation expense	1,793	1,796
Amortization of intangible assets	1,408	1,594
Origination of mortgage loans held for sale	(12,396)	(53,807)
Proceeds from sale of mortgage loans held for sale	13,021	58,373
Bank owned life insurance income	(2,459)	(1,373)
Valuation adjustment on interest rate swaps	(64)	(254)
Gain on sale of mortgage loans held for sale, net	(460)	(2,373)
Gain on sale of investment securities available for sale, net	—	(29)
Gain on sale of assets held for sale	(204)	(746)
Other	1,360	3,630
Net cash provided by operating activities	33,905	29,770
Cash flows from investing activities:
Loan originations and purchases, net of payments	(51,198)	295,618
Maturities and repayments of investment securities available for sale	86,678	126,669
Maturities and repayments of investment securities held to maturity	11,767	—
Purchase of investment securities available for sale	(472,361)	(388,636)
Purchase of investment securities held to maturity	(244,911)	—
Purchase of premises and equipment	(1,191)	(1,748)
Purchases of bank owned life insurance	(105)	(105)
Purchases of Federal Home Loan Bank stock	(985)	(1,272)
Proceeds from sales of investment securities available for sale	—	1,248
Proceeds from redemption of Federal Home Loan Bank stock	2	—
Proceeds from sales of assets held for sale	1,173	3,730
Proceeds from sales of premises and equipment	—	10
Capital contributions to low-income housing tax credit partnerships	(978)	(12,637)
Cash received from return of New Market Tax Credit equity method investment	—	9,642
Net cash (used) provided by investing activities	(672,109)	32,519
Cash flows from financing activities:
Net (decrease) increase in deposits	(64,100)	463,716
Federal Home Loan Bank advances	50	10
Repayment of Federal Home Loan Bank advances	(50)	(10)
Common stock cash dividends paid	(14,747)	(14,383)
Net (decrease) increase in securities sold under agreement to repurchase	(9,012)	10,746
Repurchase of common stock	(3,174)	(757)
Net cash (used) provided by financing activities	(91,033)	459,322
Net (decrease) increase in cash and cash equivalents	(729,237)	521,611
Cash and cash equivalents at beginning of period	1,723,292	743,322
Cash and cash equivalents at end of period	$994,055	$1,264,933

Table of Content

	Six Months Ended June 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,188	$3,571
Cash paid for income taxes, net of refunds	167	7,967

Supplemental non-cash disclosures of cash flow information:
Investment in LIHTC partnership and related funding commitment	11,284	—
Right of use assets obtained in exchange for new operating lease liabilities	2,222	8,393
Transfer of bank owned life insurance to prepaid expenses and other assets due to death benefit accrued	2,114	—
Transfers of properties classified as held for sale to prepaid expenses and other assets from premises and equipment, net	730	1,685
Loans received from return of New Market Tax Credit equity method investment	—	15,596

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Table of Content
HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1)Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, the Bank. The Bank is headquartered in Olympia, Washington and conducts business from its 50 branch offices located throughout Washington State, the greater Portland, Oregon area, and Eugene, Oregon. The Bank’s business consists primarily of commercial lending and deposit relationships with small and medium-sized businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas. The Bank's deposits are insured by the FDIC.
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is recommended these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2021 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the unaudited Condensed Consolidated Financial Statements are disclosed in greater detail in the 2021 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies from those contained in the 2021 Annual Form 10-K during the six months ended June 30, 2022.
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

Table of Content
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
There were no investment securities classified as trading at June 30, 2022 or December 31, 2021.
(a) Investment Securities by Classification, Type and Maturity
The following tables present the amortized cost and fair value of investment securities at the dates indicated and the corresponding amounts of gross unrealized gains and losses, including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in AOCI:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. government and agency securities	$68,912	$—	$(3,244)	$65,668
Municipal securities	213,402	977	(14,369)	200,010
Residential CMO and MBS	433,903	70	(35,817)	398,156
Commercial CMO and MBS	520,772	466	(27,618)	493,620
Corporate obligations	6,003	—	(25)	5,978
Other asset-backed securities	24,723	6	(573)	24,156
Total	$1,267,715	$1,519	$(81,646)	$1,187,588

Investment securities held to maturity:
U.S. government and agency securities	$150,960	$—	$(23,416)	$127,544
Residential CMO and MBS	159,007	257	(5,774)	153,490
Commercial CMO and MBS	305,686	—	(27,408)	278,278
Total	$615,653	$257	$(56,598)	$559,312

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. government and agency securities	$21,494	$55	$(176)	$21,373
Municipal securities	213,158	8,908	(854)	221,212
Residential CMO and MBS	307,366	2,111	(2,593)	306,884
Commercial CMO and MBS	313,169	3,891	(1,199)	315,861
Corporate obligations	2,007	7	—	2,014
Other asset-backed securities	26,638	369	(16)	26,991
Total	$883,832	$15,341	$(4,838)	$894,335

Investment securities held to maturity:
U.S. government and agency securities	$141,011	$120	$(1,768)	$139,363
Residential CMO and MBS	24,529	—	(153)	24,376
Commercial CMO and MBS	217,853	—	(5,261)	212,592
Total	$383,393	$120	$(7,182)	$376,331

Table of Content
The amortized cost and fair value of investment securities at June 30, 2022, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$8,283	$8,306	$—	$—
Due after one year through five years	82,106	80,881	—	—
Due after five years through ten years	67,161	65,321	83,210	72,516
Due after ten years	130,767	117,148	67,750	55,028
Total investment securities due at a single maturity date	288,317	271,656	150,960	127,544
Mortgage-backed securities (1)	979,398	915,932	464,693	431,768
Total investment securities	$1,267,715	$1,187,588	$615,653	$559,312
(1) Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their payment speed.
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2022 and December 31, 2021.
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

	June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and agency securities	$64,200	$(2,995)	$1,468	$(249)	$65,668	$(3,244)
Municipal securities	106,205	(11,287)	15,712	(3,082)	121,917	(14,369)
Residential CMO and MBS	352,074	(32,446)	31,008	(3,371)	383,082	(35,817)
Commercial CMO and MBS	406,835	(27,145)	8,711	(473)	415,546	(27,618)
Corporate obligations	5,978	(25)	—	—	5,978	(25)
Other asset-backed securities	19,054	(552)	921	(21)	19,975	(573)
Total	$954,346	$(74,450)	$57,820	$(7,196)	$1,012,166	$(81,646)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and agency securities	$14,828	$(176)	$—	$—	$14,828	$(176)
Municipal securities	29,774	(619)	9,351	(235)	39,125	(854)
Residential CMO and MBS	204,039	(2,470)	19,862	(123)	223,901	(2,593)
Commercial CMO and MBS	83,283	(1,161)	1,936	(38)	85,219	(1,199)
Other asset-backed securities	2,763	(9)	1,118	(7)	3,881	(16)
Total	$334,687	$(4,435)	$32,267	$(403)	$366,954	$(4,838)
(c) ACL on Investment Securities
The Company evaluated investment securities available for sale as of June 30, 2022 and December 31, 2021 and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all

Table of Content
rated investment securities and none of these securities had a below investment grade credit rating as of both June 30, 2022 and December 31, 2021. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of June 30, 2022 and December 31, 2021.
The Company also evaluated investment securities held to maturity for current expected credit losses as of June 30, 2022 and December 31, 2021. There were no investment securities held to maturity classified as nonaccrual or past due as of June 30, 2022 and December 31, 2021 and all were issued by the U.S. government and its agencies and either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and had a long history of no credit losses. Accordingly, the Company did not measure expected credit losses on investment securities held to maturity since the historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. Therefore, no ACL on investment securities held to maturity was recorded as of June 30, 2022 and December 31, 2021.
(d) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of investment securities available for sale during the following periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Gross realized gains	$—	$—	$—	$29
(e) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities that are pledged as collateral for the following obligations at the dates indicated:

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state public deposits	$139,868	$128,842	$128,216	$130,217
Federal Reserve Bank credit facility	60,865	52,530	61,057	59,674
Securities sold under agreement to repurchase	69,358	62,647	59,887	59,655
Other securities pledged	49,941	45,739	56,419	55,633
Total	$320,032	$289,758	$305,579	$305,179
(f) Accrued Interest Receivable
Accrued interest receivable excluded from the amortized cost of investment securities available for sale totaled $4.6 million and $3.5 million at June 30, 2022 and December 31, 2021, respectively. Accrued interest receivable excluded from the amortized cost on investment securities held to maturity totaled $1.8 million and $1.1 million at June 30, 2022 and December 31, 2021, respectively.
No amounts of accrued interest receivable on investment securities available for sale or held to maturity were reversed against interest income on investment securities during the three or six months ended June 30, 2022 and 2021.

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

Table of Content
The loan review process complements and reinforces the risk identification and assessment decisions made by loan officers and credit personnel.
The amortized cost of loans receivable, net of ACL on loans, consisted of the following portfolio segments and classes at the dates indicated:

	June 30, 2022	December 31, 2021
	(In thousands)
Commercial business:
Commercial and industrial	$698,828	$621,567
SBA PPP	11,334	145,840
Owner-occupied CRE	950,699	931,150
Non-owner occupied CRE	1,515,796	1,493,099
Total commercial business	3,176,657	3,191,656
Residential real estate	265,382	164,582
Real estate construction and land development:
Residential	90,546	85,547
Commercial and multifamily	128,060	141,336
Total real estate construction and land development	218,606	226,883
Consumer	213,419	232,541
Loans receivable	3,874,064	3,815,662
Allowance for credit losses on loans	(39,696)	(42,361)
Loans receivable, net	$3,834,368	$3,773,301

Balances included in the amortized cost of loans receivable:
Unamortized net discount on acquired loans	$3,084	$3,938
Unamortized net deferred fee	$4,947	$7,954
(b) Concentrations of Credit
Most of the Bank’s lending activity occurs within its primary market areas which are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State, Multnomah County and Washington County in Oregon, as well as other contiguous markets and represents a geographic concentration. Additionally, the Bank's loan portfolio is concentrated in commercial loans, including commercial business loans and commercial and multifamily real estate construction and land development loans. Commercial loans are generally considered as having more inherent risk of default than residential real estate loans or other consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential real estate loans and consumer loans, implying higher potential losses on an individual loan basis.
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

Table of Content
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
The following table presents the amortized cost of loans receivable by risk grade at the dates indicated:

	June 30, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted (2)	Loans Receivable
	2022	2021(1)	2020	2019	2018	Prior
	(In thousands)
Commercial business:
Commercial and industrial
Pass	$96,128	$101,302	$93,475	$73,299	$38,742	$90,980	$168,030	$45	$662,001
SM	234	253	729	4,842	8,764	2,981	1,619	—	19,422
SS	882	169	696	4,581	1,163	6,866	2,171	877	17,405
Total	97,244	101,724	94,900	82,722	48,669	100,827	171,820	922	698,828
SBA PPP
Pass	—	11,175	159	—	—	—	—	—	11,334
Owner-occupied CRE
Pass	78,387	171,470	91,633	180,596	73,797	316,424	—	—	912,307
SM	—	—	—	1,698	2,573	12,042	—	—	16,313
SS	—	261	679	—	3,755	17,384	—	—	22,079
Total	78,387	171,731	92,312	182,294	80,125	345,850	—	—	950,699
Non-owner occupied CRE
Pass	125,451	185,105	166,150	240,396	139,626	578,421	—	—	1,435,149
SM	—	8,435	—	3,652	—	16,655	—	—	28,742
SS	—	—	—	—	3,626	48,279	—	—	51,905
Total	125,451	193,540	166,150	244,048	143,252	643,355	—	—	1,515,796
Total commercial business
Pass	299,966	469,052	351,417	494,291	252,165	985,825	168,030	45	3,020,791
SM	234	8,688	729	10,192	11,337	31,678	1,619	—	64,477
SS	882	430	1,375	4,581	8,544	72,529	2,171	877	91,389
Total	301,082	478,170	353,521	509,064	272,046	1,090,032	171,820	922	3,176,657
Residential real estate
Pass(1)	60,870	140,448	24,564	17,699	4,716	16,907	—	—	265,204
SS	—	—	—	—	—	178	—	—	178
Total	60,870	140,448	24,564	17,699	4,716	17,085	—	—	265,382
Real estate construction and land development:
Residential
Pass	21,664	43,877	10,330	12,002	1,005	1,668	—	—	90,546
Commercial and multifamily
Pass	8,832	75,096	23,991	6,952	3,186	2,013	—	—	120,070
SM	—	—	1,871	5,714	—	—	—	—	7,585
SS	—	—	—	—	—	405	—	—	405
Total	8,832	75,096	25,862	12,666	3,186	2,418	—	—	128,060
Total real estate construction and land development
Pass	30,496	118,973	34,321	18,954	4,191	3,681	—	—	210,616
SM	—	—	1,871	5,714	—	—	—	—	7,585
SS	—	—	—	—	—	405	—	—	405
Total	30,496	118,973	36,192	24,668	4,191	4,086	—	—	218,606

Table of Content

	June 30, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted (2)	Loans Receivable
	2022	2021(1)	2020	2019	2018	Prior
Consumer
Pass	2,475	770	12,451	35,722	21,337	19,062	118,826	329	210,972
SS	—	—	169	558	366	1,346	8	—	2,447
Total	2,475	770	12,620	36,280	21,703	20,408	118,834	329	213,419
Loans receivable
Pass	393,807	729,243	422,753	566,666	282,409	1,025,475	286,856	374	3,707,583
SM	234	8,688	2,600	15,906	11,337	31,678	1,619	—	72,062
SS	882	430	1,544	5,139	8,910	74,458	2,179	877	94,419
Total	$394,923	$738,361	$426,897	$587,711	$302,656	$1,131,611	$290,654	$1,251	$3,874,064
(1) The 2021 origination year includes $42.2 million of pass grade residential real estate loans purchased during the six months ended June 30, 2022 which were originated during the year ended December 31, 2021.
(2) Represents the loans receivable balance at June 30, 2022 which was converted from a revolving loan to an amortizing loan during the six months ended June 30, 2022.

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

Table of Content

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
(d) Nonaccrual Loans
The following tables present the amortized cost of nonaccrual loans for the dates indicated:

	June 30, 2022
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$5,604	$569	$6,173
Owner-occupied CRE	—	4,302	4,302
Total	$5,604	$4,871	$10,475

	December 31, 2021
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$6,454	$3,827	$10,281
Owner-occupied CRE	3,036	5,138	8,174
Non-owner occupied CRE	1,273	3,379	4,652
Total commercial business	10,763	12,344	23,107
Residential real estate	—	47	47

Table of Content

	December 31, 2021
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Real estate construction and land development:
Commercial and multifamily	—	571	571
Consumer	—	29	29
Total	$10,763	$12,991	$23,754
The following table presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full or sale of previously classified nonaccrual loans during the following periods:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(In thousands)
Commercial business:
Commercial and industrial	$(12)	$90	$(5)	$1,981
Owner-occupied CRE	—	—	—	3
Total	$(12)	$90	$(5)	$1,984

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(in thousands)
Commercial business:
Commercial and industrial	$(14)	$229	$(10)	$2,044
Owner-occupied CRE	—	53	—	117
Non-owner occupied CRE	—	774	—	313
Total commercial business	(14)	1,056	(10)	2,474
Residential real estate	—	19	—	—
Real estate construction and land development:
Residential	—	—	—	73
Consumer	—	68	—	—
Total	$(14)	$1,143	$(10)	$2,547
For the three and six months ended June 30, 2022 and 2021, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full or sale.
(e) Past due loans
The Bank performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The amortized cost of past due loans as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$259	$7,190	$7,449	$691,379	$698,828
SBA PPP	—	—	—	11,334	11,334
Owner-occupied CRE	1,056	189	1,245	949,454	950,699
Non-owner occupied CRE	—	—	—	1,515,796	1,515,796

Table of Content

	June 30, 2022
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Total commercial business	1,315	7,379	8,694	3,167,963	3,176,657
Residential real estate	—	—	—	265,382	265,382
Real estate construction and land development:
Residential	—	—	—	90,546	90,546
Commercial and multifamily	—	—	—	128,060	128,060
Total real estate construction and land development	—	—	—	218,606	218,606
Consumer	651	199	850	212,569	213,419
Total	$1,966	$7,578	$9,544	$3,864,520	$3,874,064

	December 31, 2021
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$1,858	$6,821	$8,679	$612,888	$621,567
SBA PPP	223	293	516	145,324	145,840
Owner-occupied CRE	2,397	112	2,509	928,641	931,150
Non-owner occupied CRE	—	—	—	1,493,099	1,493,099
Total commercial business	4,478	7,226	11,704	3,179,952	3,191,656
Residential real estate	420	10	430	164,152	164,582
Real estate construction and land development:
Residential	792	—	792	84,755	85,547
Commercial and multifamily	3,474	571	4,045	137,291	141,336
Total real estate construction and land development	4,266	571	4,837	222,046	226,883
Consumer	1,026	—	1,026	231,515	232,541
Total	$10,190	$7,807	$17,997	$3,797,665	$3,815,662
Loans 90 days or more past due and still accruing interest were $2.0 million and $293,000 as of June 30, 2022 and December 31, 2021, respectively.
(f) Collateral-dependent Loans
The type of collateral securing loans individually evaluated for credit losses and for which the repayment was expected to be provided substantially through the operation or sale of the collateral as of June 30, 2022 and December 31, 2021 was as follows, with balances representing the amortized cost of the loan classified by the primary collateral category of each loan if multiple collateral sources secure the loan:

	June 30, 2022
	CRE	Farmland	Residential Real Estate	Total
	(In thousands)
Commercial business:
Commercial and industrial	$1,239	$2,492	$1,316	$5,047
Owner-occupied CRE	189	—	—	189
Total	$1,428	$2,492	$1,316	$5,236

December 31, 2021
	CRE	Farmland	Residential Real Estate	Other	Total
(In thousands)
Commercial business:

Table of Content

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
There have been no significant changes to the collateral securing loans individually evaluated for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the six months ended June 30, 2022, except changes due to additions or removals of loans from this classification.
(g) Troubled Debt Restructured Loans
Loans that were modified as TDR loans are set forth in the following table for the periods indicated:

	Three Months Ended June 30,
	2022		2021
	Number of Contracts	Amortized Cost (1) (2)	Number of Contracts	Amortized Cost (1) (2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	3	$1,727	18	$5,673
Owner-occupied CRE	—	—	1	2,200
Non-owner occupied CRE	—	—	1	251
Total commercial business	3	1,727	20	8,124
Real estate construction and land development:
Commercial and multifamily	—	—	1	443
Consumer	3	44	6	146
Total	6	$1,771	27	$8,713

	Six Months Ended June 30,
	2022		2021
	Number of Contracts	Amortized Cost (1) (2)	Number of Contracts	Amortized Cost (1) (2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	4	$2,610	31	$8,713
Owner-occupied CRE	—	—	2	5,857
Non-owner occupied CRE	—	—	2	2,222
Total commercial business	4	2,610	35	16,792
Residential real estate	—	—	1	181
Real estate construction and land development:
Commercial and multifamily	—	—	1	443
Consumer	8	95	21	511
Total	12	$2,705	58	$17,927
(1) Number of contracts and amortized cost represent loans which have balances as of period end, net of subsequent payments after modifications. Certain TDR loans may have been paid-down or charged-off during the six months ended June 30, 2022 and 2021.
(2) As the Bank did not forgive any principal or interest balance as part of the loan modifications, the Bank’s amortized cost in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).
The Bank had an ACL on loans of $4,000 and $1.7 million at June 30, 2022 and June 30, 2021, respectively, related to these TDR loans which were restructured during the six months ended June 30, 2022 and June 30, 2021, respectively.

Table of Content
The unfunded commitment to borrowers related to TDR loans was $3.4 million and $5.7 million at June 30, 2022 and December 31, 2021, respectively.
The following table presents loans that were modified in a TDR and subsequently defaulted within twelve months from the modification date during the periods indicated:

	Three Months Ended June 30,
	2022		2021
	Number of Contracts (1)	Amortized Cost (1)	Number of Contracts (1)	Amortized Cost (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	—	$—	1	$46

	Six Months Ended June 30,
	2022		2021
	Number of Contracts (1)	Amortized Cost (1)	Number of Contracts (1)	Amortized Cost (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	—	$—	2	$789
Owner-occupied CRE	1	189	—	—
(1) Number of contracts and amortized cost represent TDR loans which have balances as of period end, net of subsequent payments after modifications. Certain TDR loans may have been paid-down or charged-off during the six months ended June 30, 2022 and 2021.
The Bank had $3,000 ACL on loans at June 30, 2022 and $7,000 at June 30, 2021 related to these TDR loans which defaulted during the six months ended June 30, 2022 and 2021.
(h) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $9.5 million and $10.1 million at June 30, 2022 and December 31, 2021, respectively. It is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.
(i) Foreclosure proceedings in process
At June 30, 2022, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

(4)Allowance for Credit Losses on Loans
The baseline loss rates used to calculate the ACL on loans at June 30, 2022 utilized the Bank's average quarterly historical loss information from December 31, 2012 through the balance sheet date. There were no changes to this assumption during the six months ended June 30, 2022. The Bank believes the historic loss rates are viable inputs to the current CECL model as the Bank's lending practice and business has remained relatively stable throughout the periods. While the Bank's assets have grown, the credit culture has stayed relatively consistent.
Prepayments included in the CECL model at June 30, 2022 were based on the 48-month rolling historical averages for each segment, which management believes is an accurate representation of future prepayment activity. There were no changes to this assumption during the six months ended June 30, 2022.
The reasonable and supportable period and subsequent reversion period used in the CECL model was five quarters and two quarters, respectively, at December 31, 2021. There were no changes to these assumptions during the six months ended June 30, 2022. Management believes forecasts beyond this seven quarter time period tend to diverge in economic assumptions and may be less comparable to actual future events. As the length of the reasonable and supportable period increases, the degree of judgment involved in estimating the allowance increases.
During the six months ended June 30, 2022, the ACL on loans decreased $2.7 million, or 6.3%, due primarily to a reversal of provision for credit losses on loans of $3.2 million driven by a $2.9 million reduction in the ACL on loans individually evaluated for losses and their related ACL as well as changes in the loan mix and continued improvement in forecasted economic indicators used to calculate credit losses. The ACL on loans at June 30, 2022 and December 31, 2021 did not include a reserve for SBA PPP loans as these loans are fully guaranteed by the SBA.

Table of Content
A summary of the changes in the ACL on loans during the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Beginning balance	$42,361	$70,185
Charge-offs	(604)	(320)
Recoveries of loans previously charged-off	1,110	653
Reversal of provision for credit losses on loans	(3,171)	(18,956)
Ending balance	$39,696	$51,562
The following tables detail the activity in the ACL on loans by segment and class for the periods indicated:

	Three Months Ended June 30, 2022
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$15,265	$(117)	$149	$(1,264)	$14,033
Owner-occupied CRE	7,085	—	—	1,077	8,162
Non-owner occupied CRE	9,582	—	—	(70)	9,512
Total commercial business	31,932	(117)	149	(257)	31,707
Residential real estate	1,803	—	—	334	2,137
Real estate construction and land development:
Residential	1,124	—	6	(49)	1,081
Commercial and multifamily	3,175	—	53	(1,025)	2,203
Total real estate construction and land development	4,299	—	59	(1,074)	3,284
Consumer	2,299	(132)	53	348	2,568
Total	$40,333	$(249)	$261	$(649)	$39,696

	Six Months Ended June 30, 2022
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$17,777	$(280)	$421	$(3,885)	$14,033
Owner-occupied CRE	6,411	(36)	—	1,787	8,162
Non-owner occupied CRE	8,861	—	—	651	9,512
Total commercial business	33,049	(316)	421	(1,447)	31,707
Residential real estate	1,409	(30)	3	755	2,137
Real estate construction and land development:
Residential	1,304	—	14	(237)	1,081
Commercial and multifamily	3,972	—	53	(1,822)	2,203
Total real estate construction and land development	5,276	—	67	(2,059)	3,284
Consumer	2,627	(258)	619	(420)	2,568
Total	$42,361	$(604)	$1,110	$(3,171)	$39,696

Table of Content

	Three Months Ended June 30, 2021
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$21,770	$(13)	$132	$(4,404)	$17,485
Owner-occupied CRE	10,464	—	11	(1,913)	8,562
Non-owner occupied CRE	12,970	—	—	(2,340)	10,630
Total commercial business	45,204	(13)	143	(8,657)	36,677
Residential real estate	1,402	—	—	(249)	1,153
Real estate construction and land development:
Residential	2,048	—	4	(416)	1,636
Commercial and multifamily	11,223	—	—	(2,388)	8,835
Total real estate construction and land development	13,271	—	4	(2,804)	10,471
Consumer	4,348	(120)	144	(1,111)	3,261
Total	$64,225	$(133)	$291	$(12,821)	$51,562

	Six Months Ended June 30, 2021
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$30,010	$(14)	$337	$(12,848)	$17,485
Owner-occupied CRE	9,486	—	13	(937)	8,562
Non-owner occupied CRE	10,112	—	—	518	10,630
Total commercial business	49,608	(14)	350	(13,267)	36,677
Residential real estate	1,591	—	—	(438)	1,153
Real estate construction and land development:
Residential	1,951	—	20	(335)	1,636
Commercial and multifamily	11,141	(1)	—	(2,305)	8,835
Total real estate construction and land development	13,092	(1)	20	(2,640)	10,471
Consumer	5,894	(305)	283	(2,611)	3,261
Total	$70,185	$(320)	$653	$(18,956)	$51,562

(5)Goodwill and Other Intangible Assets
(a) Goodwill
There were no additions to goodwill during the three and six months ended June 30, 2022 and 2021. Additionally, management analyzes its goodwill on an annual basis on December 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of December 31, 2021 and concluded that there was no impairment.
(b) Other Intangible Assets
Other intangible assets represent core deposit intangible acquired in business combinations with estimated useful lives of ten years. There were no additions to other intangible assets during the three and six months ended June 30, 2022 and 2021.

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

Table of Content
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
The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at the dates indicated:

	June 30, 2022		December 31, 2021
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$305,902	19,842	$322,726	$15,219
Interest rate swap liability (1)	305,902	(19,842)	322,726	(15,286)
 (1) The estimated fair value of derivatives with customers was $(19.0) million and $9.8 million as of June 30, 2022 and December 31, 2021, respectively. The estimated fair value of derivatives with third-parties was $19.0 million and $(9.8) million as of June 30, 2022 and December 31, 2021, respectively.
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

(7)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except shares)
Net income	$18,584	$32,702	$38,341	$58,046
Basic:
Weighted average common shares outstanding	35,110,334	35,994,740	35,102,572	35,961,032
Diluted:
Basic weighted average common shares outstanding	35,110,334	35,994,740	35,102,572	35,961,032
Effect of potentially dilutive common shares (1)	299,190	294,724	310,150	307,829
Total diluted weighted average common shares outstanding	35,409,524	36,289,464	35,412,722	36,268,861
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive (2)	16,978	7,065	14,334	4,766
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

Table of Content
substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity during the six months ended June 30, 2022 and the calendar year 2021:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 27, 2021	$0.20	February 10, 2021	February 24, 2021
April 21, 2021	$0.20	May 5, 2021	May 19, 2021
July 21, 2021	$0.20	August 4, 2021	August 18, 2021
October 20, 2021	$0.21	November 3, 2021	November 17, 2021
January 26, 2022	$0.21	February 9, 2022	February 23, 2022
April 20, 2022	$0.21	May 4, 2022	May 18, 2022
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
The following table provides total repurchased shares and average share prices under the plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	Plan Total(1)
Repurchased shares	19,531	—	100,090	—	1,160,840
Stock repurchase average share price	$24.63	$—	$25.07	$—	$23.94
(1)Represents shares repurchased and average price per share paid during the duration of the plan.
In addition to the stock repurchases under a stock repurchase plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total shares repurchased to pay withholding taxes during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Repurchased shares to pay withholding taxes	1,649	2,557	26,180	25,803
Stock repurchase to pay withholding taxes average share price	$24.43	$27.47	$25.40	$29.33

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

Table of Content
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
Derivative Financial Instruments:
The Bank obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2022 and December 31, 2021, the Bank assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
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
Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$65,668	$19,939	$45,729	$—
Municipal securities	200,010	—	200,010	—
Residential CMO and MBS	398,156	—	398,156	—

Table of Content

	June 30, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Commercial CMO and MBS	493,620	—	493,620	—
Corporate obligations	5,978	—	5,978	—
Other asset-backed securities	24,156	—	24,156	—
Total investment securities available for sale	1,187,588	19,939	1,167,649	—
Equity security	186	186	—	—
Derivative assets - interest rate swaps	19,842	—	19,842	—
Liabilities
Derivative liabilities - interest rate swaps	$19,842	$—	$19,842	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$21,373	$—	$21,373	$—
Municipal securities	221,212	—	221,212	—
Residential CMO and MBS	306,884	—	306,884	—
Commercial CMO and MBS	315,861	—	315,861	—
Corporate obligations	2,014	—	2,014	—
Other asset-backed securities	26,991	—	26,991	—
Total investment securities available for sale	894,335	—	894,335	—
Equity security	240	240	—	—
Derivative assets - interest rate swaps	15,219	—	15,219	—
Liabilities
Derivative liabilities - interest rate swaps	$15,286	$—	$15,286	$—
Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables represent assets measured at fair value on a nonrecurring basis at the dates indicated:

		Fair Value at June 30, 2022
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$1,054	$969	$—	$—	$969
Owner-occupied CRE	613	186	—	—	186
Total assets measured at fair value on a nonrecurring basis	$1,667	$1,155	$—	$—	$1,155
(1) Basis represents the outstanding principal balance of collateral-dependent loans.

		Fair Value at December 31, 2021
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$1,911	$1,049	$—	$—	$1,049
Owner-occupied CRE	613	189	—	—	189
Total commercial business	2,524	1,238	—	—	1,238

Table of Content

Real estate construction and land development:
Commercial and multifamily	991	$534	—	—	534
Total	3,515	1,772	—	—	1,772
Prepaid expenses and other assets:
Branch held for sale (2)	698	698	—	—	698
Total assets measured at fair value on a nonrecurring basis	$4,213	$2,470	$—	$—	$2,470
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
The following table represents the net (loss) gain recorded in earnings as a result of nonrecurring fair value adjustments recorded during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$35	$6	$23	$(28)
Owner-occupied CRE	(3)	(76)	(3)	(76)
Total commercial business	32	(70)	20	(104)
Real estate construction and land development:
Commercial and multifamily	—	(23)	—	(38)
Net loss from nonrecurring fair value adjustments	$32	$(93)	$20	$(142)
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

	June 30, 2022
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Collateral-dependent loans	$1,155	Market approach	Adjustment for differences between the comparable sales	N/A(1)
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
The following tables present the carrying value amount of the Company’s financial instruments and their corresponding

Table of Content
estimated fair values at the dates indicated:

	June 30, 2022
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$994,055	$994,055	$994,055	$—	$—
Investment securities available for sale	1,187,588	1,187,588	19,939	1,167,649	—
Investment securities held to maturity	615,653	559,312	—	559,312	—
Loans held for sale	1,311	1,353	—	1,353	—
Loans receivable, net	3,834,368	3,760,294	—	—	3,760,294
Accrued interest receivable	15,908	15,908	272	6,185	9,451
Derivative assets - interest rate swaps	19,842	19,842	—	19,842	—
Equity security	186	186	186	—	—
Financial Liabilities:
Non-maturity deposits	$6,019,421	$6,019,421	$6,019,421	$—	$—
Certificates of deposit	310,769	311,481	—	311,481	—
Securities sold under agreement to repurchase	41,827	41,827	41,827	—	—
Junior subordinated debentures	21,326	19,250	—	—	19,250
Accrued interest payable	83	83	31	16	36
Derivative liabilities - interest rate swaps	19,842	19,842	—	19,842	—

	December 31, 2021
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,723,292	$1,723,292	$1,723,292	$—	$—
Investment securities available for sale	894,335	894,335	—	894,335	—
Investment securities held to maturity	383,393	376,331	—	376,331	—
Loans held for sale	1,476	1,527	—	1,527	—
Loans receivable, net	3,773,301	3,849,602	—	—	3,849,602
Accrued interest receivable	14,657	14,657	14	4,582	10,061
Derivative assets - interest rate swaps	15,219	15,219	—	15,219	—
Equity security	240	240	240	—	—
Financial Liabilities:
Non-maturity deposits	$6,038,498	$6,038,498	$6,038,498	$—	$—
Certificates of deposit	342,839	344,025	—	344,025	—
Securities sold under agreement to repurchase	50,839	50,839	50,839	—	—
Junior subordinated debentures	21,180	18,750	—	—	18,750
Accrued interest payable	73	73	33	19	21
Derivative liabilities - interest rate swaps	15,286	15,286	—	15,286	—

(9)Cash Restriction
The Bank had no cash restrictions at June 30, 2022 and had restricted cash included in interest earning deposits of $9.8 million at December 31, 2021 relating to collateral required on interest rate swaps from third-parties as discussed in Note (6) Derivative Financial Instruments. The Bank does not have a collateral requirement with customers.

Table of Content
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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	June 30, 2022	December 31, 2021
	(In thousands)
Commercial business:
Commercial and industrial	$553,134	$570,156
Owner-occupied CRE	3,612	2,252
Non-owner occupied CRE	13,310	7,487
Total commercial business	570,056	579,895
Real estate construction and land development:
Residential	52,374	51,838
Commercial and multifamily	217,177	209,217
Total real estate construction and land development	269,551	261,055
Consumer	307,906	285,010
Total outstanding commitments	$1,147,513	$1,125,960
The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Balance, beginning of period	$1,552	$3,617	$2,607	$4,681
Reversal of provision for credit losses on unfunded commitments	(555)	(1,166)	(1,610)	(2,230)
Balance, end of period	$997	$2,451	$997	$2,451

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the three and six months ended June 30, 2022. The information contained in this section should be read together with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Forward-Looking Statements included herein and the December 31, 2021 audited Consolidated Financial Statements and the accompanying Notes included in our 2021 Annual Form 10-K.

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

Table of Content
Management manages the repricing characteristics of the Company's interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve. Like most financial institutions, our net interest income is significantly affected by general and local economic conditions, particularly changes in market interest rates including most recently significant changes as a result of inflation, and by governmental policies and actions of regulatory agencies. Net interest income is additionally affected by changes in the volume and mix of interest earning assets, interest earned on these assets, the volume and mix of interest bearing liabilities and interest paid on these liabilities.
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
Results of operations may also be significantly affected by general and local economic and competitive conditions, governmental policies and actions of regulatory authorities, including changes resulting from the COVID-19 Pandemic and inflation and the governmental actions taken to address these issues. Net income is also impacted by growth of operations through organic growth or acquisitions.
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

Results of Operations
Comparison of quarter ended June 30, 2022 to the comparable quarter in the prior year
Net income was $18.6 million, or $0.52 per diluted common share, for the three months ended June 30, 2022 compared to $32.7 million, or $0.90 per diluted common share, for the same period in 2021. Net income decreased $14.1 million, or 43.2%, due primarily to a lower reversal of provision for credit losses and secondarily due to lower interest and fees on loans. The Company’s efficiency ratio was 62.57% for the three months ended June 30, 2022 compared to 58.18% for the same period in 2021.

Comparison of six months ended June 30, 2022 to the comparable period in the prior year.
Net income was $38.3 million, or $1.08 per diluted common share, for the six months ended June 30, 2022 compared to $58.0 million, or $1.60 per diluted common share, for the six months ended June 30, 2021. Net income decreased $19.7 million, or 33.9%, also due primarily to lower reversal of provision for credit losses and secondarily due to lower interest and fees on loans. The Company’s efficiency ratio was 63.46% for the six months ended June 30, 2022 compared to 59.84% for the same period in 2021.

Table of Content
Average Balances, Yields and Rates Paid
The following table provides relevant net interest income information for the periods indicated:

	Three Months Ended June 30,
	2022			2021			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2)(3)	$3,812,045	$40,890	4.30%	$4,402,868	$50,750	4.62%	$(590,823)	$(9,860)	(0.32)%
Taxable securities	1,450,328	7,607	2.10	799,023	4,050	2.03	651,305	3,557	0.07
Nontaxable securities (3)	137,429	893	2.61	160,489	947	2.37	(23,060)	(54)	0.24
Interest earning deposits	1,213,156	2,342	0.77	964,791	263	0.11	248,365	2,079	0.66
Total interest earning assets	6,612,958	51,732	3.14%	6,327,171	56,010	3.55%	285,787	(4,278)	(0.41)%
Noninterest earning assets	772,658			752,034			20,624
Total assets	$7,385,616			$7,079,205			$306,411
Interest Bearing Liabilities:
Certificates of Deposit	$321,926	$324	0.40%	$381,417	$481	0.51%	$(59,491)	$(157)	(0.11)%
Savings accounts	652,407	88	0.05	591,616	89	0.06	60,791	(1)	(0.01)
Interest bearing demand and money market accounts	3,067,373	1,001	0.13	2,836,717	954	0.13	230,656	47	—
Total interest bearing deposits	4,041,706	1,413	0.14	3,809,750	1,524	0.16	231,956	(111)	(0.02)
Junior subordinated debentures	21,287	239	4.50	20,986	186	3.55	301	53	0.95
Securities sold under agreement to repurchase	48,272	32	0.27	43,259	35	0.32	5,013	(3)	(0.05)
Total interest bearing liabilities	4,111,265	1,684	0.16%	3,873,995	1,745	0.18%	237,270	(61)	(0.02)%
Noninterest bearing demand deposits	2,349,746			2,261,373			88,373
Other noninterest bearing liabilities	113,644			108,076			5,568
Stockholders’ equity	810,961			835,761			(24,800)
Total liabilities and stock-holders’ equity	$7,385,616			$7,079,205			$306,411
Net interest income and spread		$50,048	2.98%		$54,265	3.37%		$(4,217)	(0.39)%
Net interest margin			3.04%			3.44%			(0.40)%
(1) Average balances are calculated using daily balances.
(2) Average loan receivable, net includes loans held for sale and loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable, net includes the amortization of net deferred loan fees of $2.4 million and $8.2 million for the three months ended June 30, 2022 and 2021, respectively.
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
The following table provides the changes in net interest income for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to changes in average asset and liability balances (volume), changes in average rates (rate) and changes attributable to the combined effect of volume and interest rates allocated proportionately to the absolute value of changes due to volume and changes due to interest rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total	% Change
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$(6,499)	$(3,361)	$(9,860)	(19.4)%

Table of Content

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total	% Change
	(Dollars in thousands)
Taxable securities	3,411	146	3,557	87.8
Nontaxable securities	(144)	90	(54)	(5.7)
Interest earning deposits	84	1,995	2,079	790.5
Total interest income	$(3,148)	$(1,130)	$(4,278)	(7.6)%
Interest Bearing Liabilities:
Certificates of deposit	$(68)	$(89)	$(157)	(32.6)%
Savings accounts	9	(10)	(1)	(1.1)
Interest bearing demand and money market accounts	76	(29)	47	4.9
Total interest bearing deposits	17	(128)	(111)	(7.3)
Junior subordinated debentures	3	50	53	28.5
Securities sold under agreement to repurchase	4	(7)	(3)	(8.6)
Total interest expense	$24	$(85)	$(61)	(3.5)%
Net interest income	$(3,172)	$(1,045)	$(4,217)	(7.8)%
Comparison of quarter ended June 30, 2022 to the comparable quarter in the prior year
Net interest income decreased primarily as a result of the decrease in deferred SBA PPP loan fees recognized due to a decrease in the volume of forgiven SBA PPP loans, offset partially by a higher average balance of taxable investment securities and higher yield earned on interest earning deposits.
Net interest margin decreased due primarily to the change in the mix of total interest earning assets into a higher proportion of lower yielding investment securities and interest earning deposits, resulting mostly from a significant decrease in SBA PPP loan balances.
The following table presents the loan yield and the impacts of SBA PPP loans and the incremental accretion on acquired loans on this financial measure for the periods presented below:

	Three Months Ended
	June 30, 2022	June 30, 2021
Loan yield (GAAP)	4.30%	4.62%
Exclude impact from SBA PPP loans	(0.15)	(0.12)
Exclude impact from incremental accretion on acquired loans	(0.03)	(0.05)
Loan yield, excluding SBA PPP loans and incremental accretion on acquired loans (non-GAAP) (1)	4.12%	4.45%
(1) For additional information, see the "Reconciliations of Non-GAAP Measures" section below.
The impact to loan yield from recoveries of interest and fees on loans classified as nonaccrual was one basis point during the three months ended June 30, 2022 compared to 18 basis points during the same period in 2021.

Comparison of six months ended June 30, 2022 to the comparable period in the prior year
The following table provides relevant net interest income information for the periods indicated:

	Six Months Ended June 30,
	2022			2021			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2)(3)	$3,792,792	$81,915	4.36%	$4,446,442	$100,274	4.55%	$(653,650)	$(18,359)	(0.19)%
Taxable securities	1,361,437	13,610	2.02	736,990	7,584	2.08	624,447	6,026	(0.06)
Nontaxable securities (3)	141,894	1,753	2.49	162,192	1,905	2.37	(20,298)	(152)	0.12
Interest earning deposits	1,357,420	3,048	0.45	840,030	438	0.11	517,390	2,610	0.34
Total interest earning assets	6,653,543	100,326	3.04%	6,185,654	110,201	3.59%	467,889	(9,875)	(0.55)%

Table of Content

	Six Months Ended June 30,
	2022			2021			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Noninterest earning assets	756,523			754,533			1,990
Total assets	$7,410,066			$6,940,187			$469,879
Interest Bearing Liabilities:
Certificates of Deposit	$329,100	$662	0.41%	$387,310	$1,040	0.54%	$(58,210)	$(378)	(0.13)%
Savings accounts	649,562	175	0.05	575,942	184	0.06	73,620	(9)	(0.01)
Interest bearing demand and money market accounts	3,066,849	2,000	0.13	2,784,714	2,028	0.15	282,135	(28)	(0.02)
Total interest bearing deposits	4,045,511	2,837	0.14	3,747,966	3,252	0.17	297,545	(415)	(0.03)
Junior subordinated debentures	21,250	433	4.11	20,950	373	3.59	300	60	0.52
Securities sold under agreement to repurchase	49,140	64	0.26	41,676	73	0.35	7,464	(9)	(0.09)
Total interest bearing liabilities	4,115,901	3,334	0.16%	3,810,592	3,698	0.20%	305,309	(364)	(0.04)%
Noninterest bearing demand deposits	2,354,571			2,183,638			170,933
Other noninterest bearing liabilities	111,167			114,542			(3,375)
Stockholders’ equity	828,427			831,415			(2,988)
Total liabilities and stock-holders’ equity	$7,410,066			$6,940,187			$469,879
Net interest income and spread		$96,992	2.88%		$106,503	3.39%		$(9,511)	(0.51)%
Net interest margin			2.94%			3.47%			(0.53)%
(1) Average balances are calculated using daily balances.
(2) Average loan receivable, net includes loans held for sale and loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable, net includes the amortization of net deferred loan fees of $5.8 million and $15.4 million for the six months ended June 30, 2022 and 2021, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.
Net Interest Income and Margin Overview
The following table provides the changes in net interest income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 due to changes in average asset and liability balances (volume), changes in average rates (rate) and changes attributable to the combined effect of volume and interest rates allocated proportionately to the absolute value of changes due to volume and changes due to interest rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total	% Change
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$(14,257)	$(4,102)	$(18,359)	(18.3)%
Taxable securities	6,248	(222)	6,026	79.5
Nontaxable securities	(247)	95	(152)	(8.0)
Interest earning deposits	410	2,200	2,610	595.9
Total interest income	$(7,846)	$(2,029)	$(9,875)	(9.0)%
Interest Bearing Liabilities:
Certificates of deposit	$(142)	$(236)	$(378)	(36.3)%
Savings accounts	22	(31)	(9)	(4.9)
Interest bearing demand and money market accounts	195	(223)	(28)	(1.4)
Total interest bearing deposits	75	(490)	(415)	(12.8)
Junior subordinated debentures	5	55	60	16.1
Securities sold under agreement to repurchase	12	(21)	(9)	(12.3)
Total interest expense	$92	$(456)	$(364)	(9.8)%
Net interest income	$(7,938)	$(1,573)	$(9,511)	(8.9)%

Table of Content
Comparison of six months ended June 30, 2022 to the comparable period in the prior year
Net interest income decreased due primarily to a decrease in deferred SBA PPP loan fees recognized due to a decrease in the volume of forgiven SBA PPP loans, offset partially by a higher average balance of taxable investment securities and higher yield earned on interest earning deposits.
Net interest margin decreased due primarily to the change in the mix of total interest earning assets into a higher proportion of lower yielding investment securities and interest earning deposits.
The following table presents the loan yield and the impacts of SBA PPP loans and the incremental accretion on acquired loans on this financial measure for the periods presented below:

	Six Months Ended June 30,
	2022	2021
Loan yield (GAAP)	4.36%	4.55%
Exclude impact from SBA PPP loans	(0.18)	(0.05)
Exclude impact from incremental accretion on acquired loans	(0.05)	(0.09)
Loan yield, excluding SBA PPP loans and incremental accretion on acquired loans (non-GAAP) (1)	4.13%	4.41%
(1)    For additional information, see "Reconciliations of Non-GAAP Measures."
The impact to loan yield from recoveries of interest and fees on loans classified as nonaccrual was six basis points during the six months ended June 30, 2022 compared to 13 basis points during the same period in 2021.

Provision for Credit Losses Overview
The aggregate of the provision for credit losses on loans and the provision for credit losses on unfunded commitments is presented on the unaudited Condensed Consolidated Statements of Income as the (reversal of) provision for credit losses. The ACL on unfunded commitments is included on the unaudited Condensed Consolidated Statements of Financial Condition within accrued expenses and other liabilities.
Comparison of quarter ended June 30, 2022 to the comparable quarter in the prior year
The following table presents the reversal of provision for credit losses for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(Dollars in thousands)
Reversal of provision for credit losses on loans	$(649)	$(12,821)	$12,172	(94.9)%
Reversal of provision for credit losses on unfunded commitments	(555)	(1,166)	611	(52.4)
Reversal of provision for credit losses	$(1,204)	$(13,987)	$12,783	(91.4)%
The reversal of provision for credit losses on loans recognized during the three months ended June 30, 2022 was due primarily to a reduction of loans individually evaluated for losses and as a result their related ACL. The reversal of provision for credit losses on unfunded commitments recognized during the three months ended June 30, 2022 was due primarily to higher utilization rates on commercial and industrial lines of credit.
The reversal of provision for credit losses on loans and unfunded commitments recognized during the three months ended June 30, 2021 was due primarily to continued improvements in the economic forecast at June 30, 2021 as compared to the forecast at March 31, 2021.

Table of Content
Comparison of six months ended June 30, 2022 to the comparable period in the prior year
The following table presents the provision for credit losses for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change	Percentage Change
	(Dollars in thousands)
Reversal of provision for credit losses on loans	$(3,171)	$(18,956)	$15,785	(83.3)%
Reversal of provision for credit losses on unfunded commitments	(1,610)	(2,230)	620	(27.8)
Reversal of provision for credit losses	$(4,781)	$(21,186)	$16,405	(77.4)%
The reversal of provision for credit losses recognized during the six months ended June 30, 2022 was also due primarily to a reduction of loans individually evaluated for losses and as a result their related ACL.
The reversal of provision for credit losses recognized during the six months ended June 30, 2021 was also due substantially to continued improvements in the economic forecast at June 30, 2021 as compared to the forecast at December 31, 2020.

Noninterest Income Overview
Comparison of quarter ended June 30, 2022 to the comparable quarter in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(Dollars in thousands)
Service charges and other fees	$2,391	$2,067	$324	15.7%
Card revenue	2,332	2,338	(6)	(0.3)
Gain on sale of loans, net	219	1,003	(784)	(78.2)
Interest rate swap fees	26	209	(183)	(87.6)
Bank owned life insurance income	764	717	47	6.6
Gain on sale of other assets, net	—	724	(724)	(100.0)
Other income	1,284	1,239	45	3.6
Total noninterest income	$7,016	$8,297	$(1,281)	(15.4)%
Noninterest income decreased due primarily to reduced gain on sale of loans, net as sales volume of secondary market mortgage loans declined and secondarily due to gain on sale other assets, net reflecting the sale of of branches recognized during the second quarter of 2021.

Comparison of six months ended June 30, 2022 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(Dollars in thousands)
Service charges and other fees	$4,687	$3,959	$728	18.4%
Card revenue	4,773	4,435	338	7.6
Gain on sale of investment securities, net	—	29	(29)	(100.0)
Gain on sale of loans, net	460	2,373	(1,913)	(80.6)
Interest rate swap fees	305	361	(56)	(15.5)
Bank owned life insurance income	2,459	1,373	1,086	79.1
Gain on sale of other assets, net	204	746	(542)	(72.7)

Table of Content

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(Dollars in thousands)
Other income	2,666	3,272	(606)	(18.5)
Total noninterest income	$15,554	$16,548	$(994)	(6.0)%
Noninterest income decreased due primarily to reduced gain on sale of loans, net as sales volume of secondary market mortgage loans declined and higher gain on sale of other assets, net reflecting the sale of branches recognized during the six months end June 30, 2021, offset partially by an increase in bank owned life insurance income due to the recognition of a death benefit of $1.0 million during the three months ended March 31, 2022 as well as increases in service charges and other fees and card revenue reflecting increased customer transactions as businesses reopened in our market areas.

Noninterest Expense Overview
Comparison of quarter ended June 30, 2022 to the comparable quarter in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(Dollars in thousands)
Compensation and employee benefits	$21,778	$21,803	$(25)	(0.1)%
Occupancy and equipment	4,171	4,091	80	2.0
Data processing	4,185	3,998	187	4.7
Marketing	344	567	(223)	(39.3)
Professional services	529	1,037	(508)	(49.0)
State/municipal business and use tax	867	991	(124)	(12.5)
Federal deposit insurance premium	425	339	86	25.4
Amortization of intangible assets	704	797	(93)	(11.7)
Other expense	2,704	2,773	(69)	(2.5)
Total noninterest expense	$35,707	$36,396	$(689)	(1.9)%
Noninterest expense decreased due primarily to third-party expenses related to SBA PPP loan forgiveness and higher legal costs related to loan collection efforts included in professional services expense for the second quarter of 2021.

Comparison of six months ended June 30, 2022 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(Dollars in thousands)
Compensation and employee benefits	$43,030	$44,004	$(974)	(2.2)%
Occupancy and equipment	8,502	8,545	(43)	(0.5)
Data processing	8,246	7,810	436	5.6
Marketing	610	1,080	(470)	(43.5)
Professional services	1,228	2,307	(1,079)	(46.8)
State/municipal business and use tax	1,663	1,963	(300)	(15.3)
Federal deposit insurance premium	1,025	928	97	10.5
Amortization of intangible assets	1,408	1,594	(186)	(11.7)
Other expense	5,715	5,407	308	5.7
Total noninterest expense	$71,427	$73,638	$(2,211)	(3.0)%
Noninterest expense decreased due primarily to a decrease in professional services which was elevated during the six months ended June 30, 2021 due to costs associated with our participation in the SBA PPP as well as a decrease in

Table of Content
compensation and employee benefits from a lower headcount and a decrease in marketing expenses due to less activity offset partially by an increase in data processing as the Bank continues to invest in its technology platforms.

Income Tax Expense Overview
Comparison of quarter ended June 30, 2022 to the comparable quarter in the prior year
The following table presents the income tax expense, related metrics and their changes for the periods indicated:

	Three Months Ended June 30,
	2022	2021	Change	% Change
	(Dollars in thousands)
Income before income taxes	$22,561	$40,153	$(17,592)	(43.8)%
Income tax expense	$3,977	$7,451	$(3,474)	(46.6)%
Effective income tax rate	17.6%	18.6%	(1.0)%	(5.4)%
Income tax expense decreased due primarily to the change in income before income taxes earned between the periods and decreases in the effective income tax rate due primarily to lower estimated annual pre-tax income for the year ended December 31, 2022, which increased the impact of favorable permanent tax items such as tax-exempt investments, investments in bank owned life insurance, and LIHTC.

Comparison of six months ended June 30, 2022 to the comparable period in the prior year.
The following table presents the income tax expense and related metrics and the change for the periods indicated:

	Six Months Ended June 30,
	2022	2021	Change	% Change
	(Dollars in thousands)
Income before income taxes	$45,900	$70,599	$(24,699)	(35.0)%
Income tax expense	$7,559	$12,553	$(4,994)	(39.8)%
Effective income tax rate	16.5%	17.8%	(1.3)%	(7.3)%
Income tax expense decreased also due primarily to the change in income before income taxes earned between the periods and lower estimated annual pre-tax income for the year ended December 31, 2022.

Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition at the periods indicated:

	June 30, 2022	December 31, 2021	Change	% Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$994,055	$1,723,292	$(729,237)	(42.3)%
Investment securities available for sale, at fair value, net	1,187,588	894,335	293,253	32.8
Investment securities held to maturity, at amortized cost, net	615,653	383,393	232,260	60.6
Loans held for sale	1,311	1,476	(165)	(11.2)
Loans receivable, net	3,834,368	3,773,301	61,067	1.6
Premises and equipment, net	77,164	79,370	(2,206)	(2.8)
Federal Home Loan Bank stock, at cost	8,916	7,933	983	12.4
Bank owned life insurance	120,646	120,196	450	0.4
Accrued interest receivable	15,908	14,657	1,251	8.5
Prepaid expenses and other assets	211,350	183,543	27,807	15.2
Other intangible assets, net	8,569	9,977	(1,408)	(14.1)
Goodwill	240,939	240,939	—	—
Total assets	$7,316,467	$7,432,412	$(115,945)	(1.6)%

Table of Content

	June 30, 2022	December 31, 2021	Change	% Change
	(Dollars in thousands)
Liabilities and Stockholders' Equity
Deposits	$6,330,190	$6,394,290	$(64,100)	(1.0)%
Junior subordinated debentures	21,326	21,180	146	0.7
Securities sold under agreement to repurchase	41,827	50,839	(9,012)	(17.7)
Accrued expenses and other liabilities	117,758	111,671	6,087	5.5
Total liabilities	6,511,101	6,577,980	(66,879)	(1.0)
Common stock	550,417	551,798	(1,381)	(0.3)
Retained earnings	316,732	293,238	23,494	8.0
Accumulated other comprehensive (loss) income, net	(61,783)	9,396	(71,179)	(757.5)
Total stockholders' equity	805,366	854,432	(49,066)	(5.7)
Total liabilities and stockholders' equity	$7,316,467	$7,432,412	$(115,945)	(1.6)%

Total assets decreased due primarily as a result of the decrease in cash and cash equivalents reflecting purchases to deploy excess liquidity into higher yielding investment securities and loans. Purchases of investment securities available for sale were partially offset by a decrease in AOCI as a result of the increase in market interest rates during the six months ended June 30, 2022 which negatively impacted the fair value of our investment securities available for sale at June 30, 2022.

Investment Activities Overview
The following table provides information regarding our investment securities at the dates indicated:

	June 30, 2022		December 31, 2021
	Balance	% of Total	Balance	% of Total	Change	% Change
	(Dollars in thousands)
Investment securities available for sale, at fair value:
U.S. government and agency securities	$65,668	3.6%	$21,373	1.7%	$44,295	207.2%
Municipal securities	200,010	11.1	221,212	17.3%	(21,202)	(9.6)
Residential CMO and MBS	398,156	22.1	306,884	24.0%	91,272	29.7
Commercial CMO and MBS	493,620	27.4	315,861	24.7%	177,759	56.3
Corporate obligations	5,978	0.3	2,014	0.2%	3,964	196.8
Other asset-backed securities	24,156	1.3	26,991	2.1%	(2,835)	(10.5)
Total	$1,187,588	65.8%	$894,335	70.0%	$293,253	32.8%

Investment securities held to maturity, at amortized cost:
U.S. government and agency securities	$150,960	8.4%	$141,011	11.0%	$9,949	7.1%
Residential CMO and MBS	159,007	8.8	24,529	1.9	134,478	548.2
Commercial CMO and MBS	305,686	17.0	217,853	17.1	87,833	40.3
Total	$615,653	34.2%	$383,393	30.0%	$232,260	60.6%

Total investment securities	$1,803,241	100.0%	$1,277,728	100.0%	$525,513	41.1%
Total investment securities increased due primarily to purchases to deploy excess liquidity into higher yielding assets, offset partially by a $90.6 million decrease in the fair value of investment securities available for sale resulting in an unrealized loss at June 30, 2022 compared to an unrealized gain at December 31, 2021 as a result of an increase in market rates during the six months ended June 30, 2022.

Table of Content
Loan Portfolio Overview
Changes by loan type
The Bank originates a wide variety of loans with a focus on commercial business loans. The following table provides information about our loan portfolio by type of loan at the dates indicated:

	June 30, 2022		December 31, 2021
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	Change	% Change
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$698,828	18.0%	$621,567	16.3%	$77,261	12.4%
SBA PPP	11,334	0.3	145,840	3.8	(134,506)	(92.2)
Owner-occupied CRE	950,699	24.6	931,150	24.4	19,549	2.1
Non-owner occupied CRE	1,515,796	39.1	1,493,099	39.2	22,697	1.5
Total commercial business	3,176,657	82.0	3,191,656	83.7	(14,999)	(0.5)
Residential real estate	265,382	6.9	164,582	4.3	100,800	61.2
Real estate construction and land development:
Residential	90,546	2.3	85,547	2.2	4,999	5.8
Commercial and multifamily	128,060	3.3	141,336	3.7	(13,276)	(9.4)
Total real estate construction and land development	218,606	5.6	226,883	5.9	(8,277)	(3.6)
Consumer	213,419	5.5	232,541	6.1	(19,122)	(8.2)
Total	$3,874,064	100.0%	$3,815,662	100.0%	$58,402	1.5%
Loans receivable increased due primarily to higher commercial and industrial loan demand including an increases usage of lines of credit and an increase in residential real estate loans, including $69.5 million of purchased residential real estate loans offset partially by repayments of SBA PPP loans. Loans classified as nonaccrual and performing TDR and nonperforming assets
The following table provides information about our nonaccrual loans, performing TDR loans and nonperforming assets for the dates indicated:

	June 30, 2022	December 31, 2021	Change	% Change
	(Dollars in thousands)
Nonaccrual loans: (1)
Commercial business	$10,475	$23,107	$(12,632)	(54.7)%
Residential real estate	—	47	(47)	(100.0)
Real estate construction and land development	—	571	(571)	(100.0)
Consumer	—	29	(29)	(100.0)
Total nonaccrual loans	10,475	23,754	(13,279)	(55.9)
Other real estate owned	—	—	—	n/a
Total nonperforming assets	$10,475	$23,754	$(13,279)	(55.9)%

Accruing loans past due 90 days or more	$2,036	$293	$1,743	594.9%

Credit quality ratios:
Nonaccrual loans to loans receivable	0.27%	0.62%	(0.35)%	(56.5)%

Nonaccrual loans to total assets	0.14	0.32	(0.18)	(56.3)
Performing TDR loans: (1)
Commercial business	$62,316	$57,142	$5,174	9.1%
Residential real estate	178	358	(180)	(50.3)
Real estate construction and land development	450	450	—	—

Table of Content

	June 30, 2022	December 31, 2021	Change	% Change
	(Dollars in thousands)
Consumer	750	1,160	(410)	(35.3)
Total performing TDR loans	$63,694	$59,110	$4,584	7.8%
(1) At June 30, 2022 and December 31, 2021, $2.0 million and $1.4 million of nonaccrual loans, respectively, and $2.3 million and $1.6 million of performing TDR loans, respectively, were guaranteed by government agencies.
The following table provides the changes in nonaccrual loans during the six months ended June 30, 2022:

(In thousands)
Balance, beginning of period	$23,754
Additions	720
Net principal payments, sales and transfers to accruing status	(9,768)
Payoffs	(4,060)
Charge-offs	(171)
Balance, end of period	$10,475
Nonaccrual loans decreased $13.3 million, or 55.9%, due primarily to ongoing collection efforts, including the partial payoff of two large commercial and industrial loan relationships, the payoff of one non-owner occupied CRE relationship, and the transfer of four commercial business loan relationships totaling $6.7 million back to accruing status. The Bank also sold a pool of 14 nonaccrual loans totaling $1.0 million during the period ending March 31, 2022.

Allowance for Credit Losses on Loans Overview
The following table provides information regarding our ACL on loans for the periods indicated:

	At or For the Six Months Ended June 30,
	2022	2021	Change	% Change
	(Dollars in thousands)
ACL on loans at the end of period	$39,696	$51,562	$(11,866)	(23.0)%

Credit quality ratios:
ACL on loans to loans receivable	1.02%	1.11%	(0.09)%	(8.1)%
ACL on loans to loans receivable, excluding SBA PPP loans (1)	1.03	1.15	(0.12)	(10.4)
ACL on loans to nonaccrual loans	378.96%	178.33%	200.63%	112.5%

Net recoveries	(506)	(333)	(173)	52.0
Average loans receivable, net during the period (2)	3,792,792	4,446,442	(653,650)	(14.7)
Net recoveries on loans to average loans receivable, net (3)	(0.03)%	(0.02)%	(0.01)%	50.0%
(1) The ACL on loans does not include a reserve for SBA PPP loans as these loans are fully guaranteed by the SBA. See "Reconciliations of Non-GAAP Measures" section below.
(2) Average loan receivable, net includes loans held for sale.
(3) Annualized.
The ACL on loans decreased during the six months ended June 30, 2022 due primarily to a reduction of loans individually evaluated for losses and as a result, their related ACL.

Table of Content
The following table presents the ACL on loans by loan portfolio segment at the indicated dates:

	June 30, 2022		December 31, 2021
	ACL on loans	% of Total (1)	ACL on loans	% of Total (1)	Change	% Change
	(Dollars in thousands)
Commercial business	$31,707	82.0%	$33,049	83.7%	$(1,342)	(4.1)%
Residential real estate	2,137	6.9	1,409	4.3	728	51.7
Real estate construction and land development	3,284	5.6	5,276	5.9	(1,992)	(37.8)
Consumer	2,568	5.5	2,627	6.1	(59)	(2.2)
Total ACL on loans	$39,696	100.0%	$42,361	100.0%	$(2,665)	(6.3)%
(1) Represents the percent of loans receivable by loan category to loans receivable.

Deposits Overview
The following table summarizes the Company's deposits at the dates indicated:

	June 30, 2022		December 31, 2021
	Balance	% of Total	Balance	% of Total	Change	% Change
	(Dollars in thousands)
Noninterest demand deposits	$2,325,139	36.7%	$2,343,909	36.7%	$(18,770)	(0.8)%
Interest bearing demand deposits	1,977,527	31.3	1,946,605	30.4	30,922	1.6
Money market accounts	1,062,178	16.8	1,120,174	17.5	(57,996)	(5.2)
Savings accounts	654,577	10.3	640,763	10.0	13,814	2.2
Total non-maturity deposits	6,019,421	95.1	6,051,451	94.6	(32,030)	(0.5)
Certificates of deposit	310,769	4.9	342,839	5.4	(32,070)	(9.4)
Total deposits	$6,330,190	100.0%	$6,394,290	100.0%	$(64,100)	(1.0)%

Stockholders' Equity Overview
The Company’s stockholders' equity to assets ratio was 11.0% and 11.5% at June 30, 2022 and December 31, 2021, respectively, and decreased due primarily to a decrease in AOCI of $71.2 million following increases in market interest rates during the six months ended June 30, 2022, which negatively impacted the fair value of our investment securities available for sale. AOCI has no effect on our regulatory capital ratios as the Company opted to exclude it from our common equity tier 1 capital calculations as set forth below.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On July 20, 2022, the Company’s board of directors declared a regular quarterly dividend of $0.21 per common share payable on August 17, 2022 to shareholders of record on August 3, 2022.

Regulatory Requirements Overview
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the unaudited Condensed Consolidated Financial Statements. Additionally, the Company and the Bank are required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. Management believes that as of June 30, 2022, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of June 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification

Table of Content
that management believes have changed the Bank's categories. The following table presents the actual capital ratios of the Company and the Bank at the periods indicated:

	Company		Heritage Bank
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Common equity Tier 1 capital to risk-weighted assets	13.2%	13.5%	13.4%	13.8%
Tier 1 leverage capital to average assets	8.9	8.7	8.8	8.6
Tier 1 capital to risk-weighted assets	13.6	13.9	13.4	13.8
Total capital to risk-weighted assets	14.4	14.8	14.1	14.7
Capital conservation buffer	6.4	6.8	6.1	6.7
As of both June 30, 2022 and December 31, 2021, the capital measures reflect the revised CECL capital transition provisions adopted by the Federal Reserve and the FDIC that allow the Bank the option to delay for two years until December 31, 2021 an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period.

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

Critical Accounting Policies
Our critical accounting policies are described in detail in the "Critical Accounting Policies" section within Item 7 of our 2021 Annual Form the Form 10-K. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting policies include estimates of the ACL on investment securities, the ACL on loans, the ACL on unfunded commitments and goodwill. There have been no material changes in these policies during the six months ended June 30, 2022.

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
The Company believes presenting loan yield excluding the effect of discount accretion on acquired loans is useful in assessing the impact of acquisition accounting on loan yield as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off its balance sheet. Incremental accretion on acquired loans represents the amount of interest income recorded on acquired loans in excess of the contractual stated interest rate in the individual loan notes due to incremental accretion of purchased discount or premium. Purchased discount or premium is the difference between the contractual loan balance and the fair value of acquired loans at the acquisition date, or as modified by the adoption of ASU 2016-13. The purchased discount is accreted into income over the remaining life of the loan. The impact of incremental accretion on loan yield will change during any period based on the volume of prepayments, but it is expected to decrease over time as the

Table of Content
balance of the acquired loans decreases. Similarly, presenting loan yield excluding the effect of SBA PPP loans is useful in assessing the impact of these special program loans that are anticipated to substantially decrease within a short time frame.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Loan yield, excluding SBA PPP Loans and Incremental Accretion on Acquired Loans, annualized:
Interest and fees on loans (GAAP)	$40,890	$50,750	$81,915	$100,274
Exclude interest and fees on SBA PPP loans	(1,782)	(10,003)	(4,863)	(19,139)
Exclude incremental accretion on acquired loans	(270)	(495)	(854)	(1,570)
Adjusted interest and fees on loans (non-GAAP)	$38,838	$40,252	$76,198	$79,565

Average loans receivable, net (GAAP)	$3,812,045	$4,402,868	$3,792,792	$4,446,442
Exclude average SBA PPP loans	(34,090)	(777,156)	(71,633)	(804,500)
Adjusted average loans receivable, net (non-GAAP)	$3,777,955	$3,625,712	$3,721,159	$3,641,942

Loan yield, annualized (GAAP)	4.30%	4.62%	4.36%	4.55%
Loan yield, excluding SBA PPP loans and incremental accretion on acquired loans, annualized (non-GAAP)	4.12%	4.45%	4.13%	4.41%
The Company considers presenting the ratio of ACL on loans to loans receivable, excluding SBA PPP loans, to be a useful measurement in evaluating the adequacy of the Company's ACL on loans as the balance of SBA PPP loans is significant to the loan portfolio, and since SBA PPP loans are guaranteed by the SBA, the Company has not provided an ACL on loans for SBA PPP loans.

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
ACL on Loans to Loans Receivable, excluding SBA PPP Loans:
Allowance for credit losses on loans (GAAP)	$39,696	$42,361

Loans receivable (GAAP)	$3,874,064	$3,815,662
Exclude SBA PPP loans	(11,334)	(145,840)
Loans receivable, excluding SBA PPP (non-GAAP)	$3,862,730	$3,669,822

ACL on loans to loans receivable (GAAP)	1.02%	1.11%
ACL on loans to loans receivable, excluding SBA PPP loans (non-GAAP)	1.03%	1.15%

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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2022 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Table of Content
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Repurchase Plans
The following table provides information about repurchases of common stock by the Company during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2022— April 30, 2022	—	$—	9,967,332	657,745
May 1, 2022— May 31, 2022	404	24.85	9,967,332	657,745
June 1, 2022— June 30, 2022	20,776	24.61	9,986,863	638,214
Total	21,180	$24.62
(1)Of the common shares repurchased by the Company between April 1, 2022 and June 30, 2022, 1,649 shares represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units.
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

Table of Content

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1) Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION
Date:
August 9, 2022	/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer
Date:
August 9, 2022	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer