Form 10-Q
period 2022-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2022-11-09
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022 or

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
As of October 31, 2022, there were 35,104,248 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2022

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
•potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as increasing oil prices and supply chain disruptions, and any governmental or societal responses to the COVID-19 pandemic, including the possibility of new COVID-19 variants
•the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our ACL on loans and provision for credit losses on loans that may be affected by deterioration in the housing and CRE markets, which may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our ACL on loans no longer being adequate to cover actual losses, and require us to increase our ACL on loans;
•changes in the levels of general interest rates, and the relative differences between short-term and long-term interest rates, deposit interest rates, our net interest margin and funding sources;
•the impact of repricing and competitors' pricing initiatives on loan and deposit products;
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
•the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets;
•inability of key third-party providers to perform their obligations to us;
•changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; and
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services, and the other risks detailed from time to time in our filings with the SEC including our 2021 Annual Form 10-K.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(In thousands, except shares)

	September 30, 2022	December 31, 2021
ASSETS
Cash on hand and in banks	$100,428	$61,377
Interest earning deposits	306,896	1,661,915
Cash and cash equivalents	407,324	1,723,292
Investment securities available for sale, at fair value, net (amortized cost of $1,491,440 and $883,832, respectively)	1,356,142	894,335
Investment securities held to maturity, at amortized cost, net (fair value of $677,335 and $376,331, respectively)	773,319	383,393
Total investment securities	2,129,461	1,277,728
Loans held for sale	—	1,476
Loans receivable	4,001,295	3,815,662
Allowance for credit losses on loans	(42,089)	(42,361)
Loans receivable, net	3,959,206	3,773,301
Premises and equipment, net	76,683	79,370
Federal Home Loan Bank stock, at cost	8,916	7,933
Bank owned life insurance	121,369	120,196
Accrued interest receivable	17,812	14,657
Prepaid expenses and other assets	230,704	183,543
Other intangible assets, net	7,898	9,977
Goodwill	240,939	240,939
Total assets	$7,200,312	$7,432,412
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$6,214,964	$6,394,290
Deposits held for sale	22,771	—
Total deposits	6,237,735	6,394,290
Federal Home Loan Bank advances	—	—
Junior subordinated debentures	21,399	21,180
Securities sold under agreement to repurchase	40,449	50,839
Accrued expenses and other liabilities	124,027	111,671
Total liabilities	6,423,610	6,577,980
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 35,104,248 and 35,105,779 shares issued and outstanding, respectively	551,419	551,798
Retained earnings	330,284	293,238
Accumulated other comprehensive (loss) income, net	(105,001)	9,396
Total stockholders’ equity	776,702	854,432
Total liabilities and stockholders’ equity	$7,200,312	$7,432,412

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share amounts and shares outstanding)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
INTEREST INCOME:
Interest and fees on loans	$43,847	$46,863	$125,762	$147,137
Taxable interest on investment securities	12,362	4,711	25,972	12,295
Nontaxable interest on investment securities	892	931	2,645	2,836
Interest on interest earning deposits	4,009	537	7,057	975
Total interest income	61,110	53,042	161,436	163,243
INTEREST EXPENSE:
Deposits	1,478	1,444	4,315	4,696
Junior subordinated debentures	312	184	745	557
Other borrowings	34	36	98	109
Total interest expense	1,824	1,664	5,158	5,362
Net interest income	59,286	51,378	156,278	157,881
Provision for (reversal of) credit losses	1,945	(3,149)	(2,836)	(24,335)
Net interest income after provision for (reversal of) credit losses	57,341	54,527	159,114	182,216
NONINTEREST INCOME:
Service charges and other fees	2,688	2,400	7,739	6,728
Card revenue	2,365	2,150	6,774	6,216
Gain on sale of investment securities, net	—	—	—	29
Gain on sale of loans, net	133	765	593	3,138
Interest rate swap fees	78	126	383	487
Bank owned life insurance income	723	647	3,182	2,020
Gain on sale of other assets, net	265	942	469	1,688
Other income	1,201	1,198	3,867	4,470
Total noninterest income	7,453	8,228	23,007	24,776
NONINTEREST EXPENSE:
Compensation and employee benefits	24,206	21,963	67,236	65,967
Occupancy and equipment	4,422	4,373	12,924	12,918
Data processing	4,185	4,029	12,431	11,839
Marketing	358	486	968	1,566
Professional services	639	776	1,867	3,083
State/municipal business and use taxes	963	1,071	2,626	3,034
Federal deposit insurance premium	500	550	1,525	1,478
Amortization of intangible assets	671	758	2,079	2,352
Other expense	3,203	3,160	8,918	8,567
Total noninterest expense	39,147	37,166	110,574	110,804
Income before income taxes	25,647	25,589	71,547	96,188
Income tax expense	4,657	4,997	12,216	17,550
Net income	$20,990	$20,592	$59,331	$78,638
Basic earnings per share	$0.60	$0.58	$1.69	$2.19
Diluted earnings per share	$0.59	$0.58	$1.67	$2.18
Dividends declared per share	$0.21	$0.20	$0.63	$0.60
Average number of basic shares outstanding	35,103,984	35,644,192	35,103,048	35,854,258
Average number of diluted shares outstanding	35,468,890	35,929,518	35,438,672	36,152,052
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income	$20,990	$20,592	$59,331	$78,638
Change in fair value of investment securities available for sale, net of tax of $(12,027), $(362), $(31,778) and $(2,844), respectively	(43,143)	(1,305)	(114,022)	(10,239)
Amortization of net unrealized gain for the reclassification of investment securities available for sale to held to maturity, net of tax of $(20), $(6), $(103) and $(6), respectively	(75)	(22)	(375)	(22)
Reclassification adjustment for net gain from sale of investment securities available for sale included in income, net of tax of $0, $0, $0 and $(6), respectively	—	—	—	(23)
Other comprehensive loss	(43,218)	(1,327)	(114,397)	(10,284)
Comprehensive (loss) income	$(22,228)	$19,265	$(55,066)	$68,354

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended September 30, 2022
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at June 30, 2022	35,103,929	$550,417	$316,732	$(61,783)	$805,366
Restricted stock units vested	419	—	—	—	—
Stock-based compensation expense	—	1,004	—	—	1,004
Common stock repurchased	(100)	(2)	—	—	(2)
Net income	—	—	20,990	—	20,990
Other comprehensive loss, net of tax	—	—	—	(43,218)	(43,218)
Cash dividends declared on common stock ($0.21 per share)	—	—	(7,438)	—	(7,438)
Balance at September 30, 2022	35,104,248	$551,419	$330,284	$(105,001)	$776,702

	Nine Months Ended September 30, 2022
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2021	35,105,779	$551,798	$293,238	$9,396	$854,432
Restricted stock units vested	124,839	—	—	—	—
Stock-based compensation expense	—	2,797	—	—	2,797
Common stock repurchased	(126,370)	(3,176)	—	—	(3,176)
Net income	—	—	59,331	—	59,331
Other comprehensive loss, net of tax	—	—	—	(114,397)	(114,397)
Cash dividends declared on common stock ($0.63 per share)	—	—	(22,285)	—	(22,285)
Balance at September 30, 2022	35,104,248	$551,419	$330,284	$(105,001)	$776,702

	Three Months Ended September 30, 2021
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at June 30, 2021	36,006,560	$572,060	$267,863	$16,061	$855,984
Restricted stock units vested	1,347	—	—	—	—
Stock-based compensation expense	—	966	—	—	966
Common stock repurchased	(841,308)	(20,641)	—	—	(20,641)
Net income	—	—	20,592	—	20,592
Other comprehensive loss, net of tax	—	—	—	(1,327)	(1,327)
Cash dividends declared on common stock ($0.20 per share)	—	—	(7,170)	—	(7,170)
Balance at September 30, 2021	35,166,599	$552,385	$281,285	$14,734	$848,404

	Nine Months Ended September 30, 2021
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2020	35,912,243	$571,021	$224,400	$25,018	$820,439
Restricted stock units vested	121,467	—	—	—	—
Stock-based compensation expense	—	2,762	—	—	2,762
Common stock repurchased	(867,111)	(21,398)	—	—	(21,398)
Net income	—	—	78,638	—	78,638
Other comprehensive loss, net of tax	—	—	—	(10,284)	(10,284)
Cash dividends declared on common stock ($0.60 per share)	—	—	(21,753)	—	(21,753)
Balance at September 30, 2021	35,166,599	$552,385	$281,285	$14,734	$848,404

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$59,331	$78,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(620)	(18,356)
Reversal of provision for credit losses	(2,836)	(24,335)
Stock-based compensation expense	2,797	2,762
Amortization of intangible assets	2,079	2,352
Origination of mortgage loans held for sale	(15,190)	(74,325)
Proceeds from sale of mortgage loans held for sale	17,259	79,759
Bank owned life insurance income	(3,182)	(2,020)
Valuation adjustment on interest rate swaps	(67)	(296)
Gain on sale of mortgage loans held for sale, net	(593)	(3,138)
Gain on sale of investment securities available for sale, net	—	(29)
Gain on sale of assets held for sale	(403)	(1,691)
Other	3,865	11,332
Net cash provided by operating activities	62,440	50,653
Cash flows from investing activities:
Loan originations and purchases, net of payments	(176,700)	555,784
Maturities and repayments of investment securities available for sale	132,854	200,242
Maturities and repayments of investment securities held to maturity	21,620	423
Purchase of investment securities available for sale	(742,801)	(421,566)
Purchase of investment securities held to maturity	(412,835)	(66,821)
Purchase of premises and equipment	(2,295)	(2,148)
Purchases of bank owned life insurance	(105)	(104)
Proceeds from bank owned life insurance death benefit	2,114	—
Purchases of Federal Home Loan Bank stock	(985)	(1,272)
Proceeds from sales of investment securities available for sale	—	1,248
Proceeds from redemption of Federal Home Loan Bank stock	2	—
Proceeds from sales of assets held for sale	2,102	5,642
Proceeds from sales of premises and equipment	106	12
Capital contributions to low-income housing tax credit partnerships	(9,245)	(23,349)
Cash received from return of New Market Tax Credit equity method investment	—	9,642
Net cash (used) provided by investing activities	(1,186,168)	257,733
Cash flows from financing activities:
Net (decrease) increase in deposits	(156,555)	617,568
Federal Home Loan Bank advances	50	10
Repayment of Federal Home Loan Bank advances	(50)	(10)
Common stock cash dividends paid	(22,119)	(21,552)
Net (decrease) increase in securities sold under agreement to repurchase	(10,390)	8,413
Repurchase of common stock	(3,176)	(21,398)
Net cash (used) provided by financing activities	(192,240)	583,031
Net (decrease) increase in cash and cash equivalents	(1,315,968)	891,417
Cash and cash equivalents at beginning of period	1,723,292	743,322
Cash and cash equivalents at end of period	$407,324	$1,634,739

	Nine Months Ended September 30,
	2022	2021

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,939	$5,162
Cash paid for income taxes, net of refunds	1,987	10,944

Supplemental non-cash disclosures of cash flow information:
Transfer of investment securities available for sale to held to maturity	—	244,778
Investment in LIHTC partnership and related funding commitment	10,728	17,458
Right of use assets obtained in exchange for new operating lease liabilities	2,869	12,134
Transfers of premises and equipment classified as held for sale to prepaid expenses and other assets from premises and equipment, net	910	3,556
Loans received from return of New Market Tax Credit equity method investment	—	15,596
Transfer of deposits to deposits held for sale	22,771	—

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
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is recommended these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2021 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the unaudited Condensed Consolidated Financial Statements are disclosed in greater detail in the 2021 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies from those contained in the 2021 Annual Form 10-K during the nine months ended September 30, 2022.
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
There were no investment securities classified as trading at September 30, 2022 or December 31, 2021.
(a) Investment Securities by Classification, Type and Maturity
The following tables present the amortized cost and fair value of investment securities at the dates indicated and the corresponding amounts of gross unrealized gains and losses, including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in AOCI:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. government and agency securities	$68,912	$—	$(5,163)	$63,749
Municipal securities	206,767	51	(21,105)	185,713
Residential CMO and MBS	494,330	6	(55,966)	438,370
Commercial CMO and MBS	691,836	29	(52,424)	639,441
Corporate obligations	6,001	—	(167)	5,834
Other asset-backed securities	23,594	19	(578)	23,035
Total	$1,491,440	$105	$(135,403)	$1,356,142

Investment securities held to maturity:
U.S. government and agency securities	$150,948	$—	$(32,916)	$118,032
Residential CMO and MBS	296,432	—	(19,168)	277,264
Commercial CMO and MBS	325,939	—	(43,900)	282,039
Total	$773,319	$—	$(95,984)	$677,335

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. government and agency securities	$21,494	$55	$(176)	$21,373
Municipal securities	213,158	8,908	(854)	221,212
Residential CMO and MBS	307,366	2,111	(2,593)	306,884
Commercial CMO and MBS	313,169	3,891	(1,199)	315,861
Corporate obligations	2,007	7	—	2,014
Other asset-backed securities	26,638	369	(16)	26,991
Total	$883,832	$15,341	$(4,838)	$894,335

Investment securities held to maturity:
U.S. government and agency securities	$141,011	$120	$(1,768)	$139,363
Residential CMO and MBS	24,529	—	(153)	24,376
Commercial CMO and MBS	217,853	—	(5,261)	212,592
Total	$383,393	$120	$(7,182)	$376,331

The amortized cost and fair value of investment securities at September 30, 2022, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$26,280	$25,952	$—	$—
Due after one year through five years	63,151	60,858	—	—
Due after five years through ten years	67,834	63,738	83,219	68,150
Due after ten years	124,415	104,748	67,729	49,882
Total investment securities due at a single maturity date	281,680	255,296	150,948	118,032
Mortgage-backed securities (1)	1,209,760	1,100,846	622,371	559,303
Total investment securities	$1,491,440	$1,356,142	$773,319	$677,335
(1) Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their payment speed.
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2022 and December 31, 2021.
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

	September 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and agency securities	$58,025	$(4,176)	$5,724	$(987)	$63,749	$(5,163)
Municipal securities	148,054	(12,031)	27,731	(9,074)	175,785	(21,105)
Residential CMO and MBS	308,142	(28,668)	128,304	(27,298)	436,446	(55,966)
Commercial CMO and MBS	611,399	(49,077)	18,636	(3,347)	630,035	(52,424)
Corporate obligations	5,834	(167)	—	—	5,834	(167)
Other asset-backed securities	17,410	(563)	834	(15)	18,244	(578)
Total	$1,148,864	$(94,682)	$181,229	$(40,721)	$1,330,093	$(135,403)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and agency securities	$14,828	$(176)	$—	$—	$14,828	$(176)
Municipal securities	29,774	(619)	9,351	(235)	39,125	(854)
Residential CMO and MBS	204,039	(2,470)	19,862	(123)	223,901	(2,593)
Commercial CMO and MBS	83,283	(1,161)	1,936	(38)	85,219	(1,199)
Other asset-backed securities	2,763	(9)	1,118	(7)	3,881	(16)
Total	$334,687	$(4,435)	$32,267	$(403)	$366,954	$(4,838)
(c) ACL on Investment Securities
The Company evaluated investment securities available for sale as of September 30, 2022 and December 31, 2021 and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of both September 30, 2022 and December 31, 2021. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of September 30, 2022 and December 31, 2021.
The Company also evaluated investment securities held to maturity for current expected credit losses as of September 30, 2022 and December 31, 2021. There were no investment securities held to maturity classified as nonaccrual or past due as of September 30, 2022 and December 31, 2021 and all were issued by the U.S. government and its agencies and either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and had a long history of no credit losses. Accordingly, the Company did not measure expected credit losses on investment securities held to maturity since the historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. Therefore, no ACL on investment securities held to maturity was recorded as of September 30, 2022 and December 31, 2021.
(d) Realized Gains and Losses
No realized gains or losses on the sale of investment securities available for sale were recognized during the three months ended September 30, 2022 and 2021. No realized gains or losses and $29,000 in gross realized gains on the sale of investment securities available for sale were recognized during the nine months ended September 30, 2022 and 2021, respectively.
(e) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities that are pledged as collateral for the following obligations at the dates indicated:

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state public deposits	$158,082	$138,003	$128,216	$130,217
Federal Reserve Bank credit facility	60,763	49,037	61,057	59,674
Securities sold under agreement to repurchase	64,087	55,825	59,887	59,655
Other securities pledged	55,600	48,785	56,419	55,633
Total	$338,532	$291,650	$305,579	$305,179
(f) Accrued Interest Receivable
Accrued interest receivable excluded from the amortized cost of investment securities available for sale totaled $4.7 million and $3.5 million at September 30, 2022 and December 31, 2021, respectively. Accrued interest receivable excluded from the amortized cost on investment securities held to maturity totaled $2.3 million and $1.1 million at September 30, 2022 and December 31, 2021, respectively.
No amounts of accrued interest receivable on investment securities available for sale or held to maturity were reversed against interest income on investment securities during the three or nine months ended September 30, 2022 and 2021.

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

The amortized cost of loans receivable, net of ACL on loans, consisted of the following portfolio segments and classes at the dates indicated:

	September 30, 2022	December 31, 2021
	(In thousands)
Commercial business:
Commercial and industrial	$735,028	$621,567
SBA PPP	3,593	145,840
Owner-occupied CRE	959,486	931,150
Non-owner occupied CRE	1,547,114	1,493,099
Total commercial business	3,245,221	3,191,656
Residential real estate	296,019	164,582
Real estate construction and land development:
Residential	92,297	85,547
Commercial and multifamily	160,723	141,336
Total real estate construction and land development	253,020	226,883
Consumer	207,035	232,541
Loans receivable	4,001,295	3,815,662
Allowance for credit losses on loans	(42,089)	(42,361)
Loans receivable, net	$3,959,206	$3,773,301

Balances included in the amortized cost of loans receivable:
Unamortized net discount on acquired loans	$2,686	$3,938
Unamortized net deferred fee	$5,479	$7,954
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
The following table presents the amortized cost of loans receivable by risk grade at the dates indicated:

	September 30, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted (1)	Loans Receivable
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Commercial business:
Commercial and industrial
Pass	$133,352	$97,240	$89,078	$68,237	$36,505	$83,371	$193,558	$108	$701,449
SM	223	—	715	4,759	1,898	5,311	6,678	—	19,584
SS	764	275	1,057	3,141	687	5,381	2,322	368	13,995
Total	134,339	97,515	90,850	76,137	39,090	94,063	202,558	476	735,028
SBA PPP
Pass	—	3,455	138	—	—	—	—	—	3,593
Owner-occupied CRE
Pass	111,751	168,437	93,272	172,494	71,795	302,107	—	—	919,856
SM	—	1,009	—	1,237	2,558	16,313	—	—	21,117
SS	—	259	675	—	3,739	13,840	—	—	18,513
Total	111,751	169,705	93,947	173,731	78,092	332,260	—	—	959,486
Non-owner occupied CRE
Pass	182,804	189,307	162,954	240,088	133,478	571,457	—	—	1,480,088
SM	—	8,392	—	3,619	—	24,127	—	—	36,138
SS	—	—	—	—	3,627	27,261	—	—	30,888
Total	182,804	197,699	162,954	243,707	137,105	622,845	—	—	1,547,114
Total commercial business
Pass	427,907	458,439	345,442	480,819	241,778	956,935	193,558	108	3,104,986
SM	223	9,401	715	9,615	4,456	45,751	6,678	—	76,839
SS	764	534	1,732	3,141	8,053	46,482	2,322	368	63,396
Total	428,894	468,374	347,889	493,575	254,287	1,049,168	202,558	476	3,245,221
Residential real estate
Pass(1)	94,144	140,093	24,191	17,030	4,501	15,885	—	—	295,844
SS	—	—	—	—	—	175	—	—	175
Total	94,144	140,093	24,191	17,030	4,501	16,060	—	—	296,019
Real estate construction and land development:
Residential
Pass	33,244	37,666	7,617	11,810	885	1,075	—	—	92,297
Commercial and multifamily
Pass	36,362	103,541	7,601	1,096	2,565	1,513	—	—	152,678
SM	—	—	1,913	5,687	—	—	—	—	7,600
SS	—	—	—	45	—	400	—	—	445
Total	36,362	103,541	9,514	6,828	2,565	1,913	—	—	160,723
Total real estate construction and land development
Pass	69,606	141,207	15,218	12,906	3,450	2,588	—	—	244,975
SM	—	—	1,913	5,687	—	—	—	—	7,600
SS	—	—	—	45	—	400	—	—	445
Total	69,606	141,207	17,131	18,638	3,450	2,988	—	—	253,020
Consumer
Pass	3,266	616	11,078	31,077	18,201	22,828	117,070	539	204,675

	September 30, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted (1)	Loans Receivable
	2022	2021	2020	2019	2018	Prior
SS	—	—	164	582	361	1,241	11	1	2,360
Total	3,266	616	11,242	31,659	18,562	24,069	117,081	540	207,035
Loans receivable
Pass	594,923	740,355	395,929	541,832	267,930	998,236	310,628	647	3,850,480
SM	223	9,401	2,628	15,302	4,456	45,751	6,678	—	84,439
SS	764	534	1,896	3,768	8,414	48,298	2,333	369	66,376
Total	$595,910	$750,290	$400,453	$560,902	$280,800	$1,092,285	$319,639	$1,016	$4,001,295
(1) Represents the loans receivable balance at September 30, 2022 which was converted from a revolving loan to an amortizing loan during the nine months ended September 30, 2022.

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
(d) Nonaccrual Loans
The following tables present the amortized cost of nonaccrual loans for the dates indicated:

	September 30, 2022
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$5,060	$299	$5,359
Owner-occupied CRE	—	875	875
Total	$5,060	$1,174	$6,234

	December 31, 2021
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$6,454	$3,827	$10,281
Owner-occupied CRE	3,036	5,138	8,174
Non-owner occupied CRE	1,273	3,379	4,652
Total commercial business	10,763	12,344	23,107
Residential real estate	—	47	47
Real estate construction and land development:
Commercial and multifamily	—	571	571
Consumer	—	29	29
Total	$10,763	$12,991	$23,754

The following table presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full or sale of previously classified nonaccrual loans during the following periods:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(In thousands)
Commercial business:
Commercial and industrial	$—	$31	$(1)	$184
Consumer	—	—	—	32
Total	$—	$31	$(1)	$216

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(in thousands)
Commercial business:
Commercial and industrial	$(14)	$260	$(11)	$2,228
Owner-occupied CRE	—	53	—	117
Non-owner occupied CRE	—	774	—	313
Total commercial business	(14)	1,087	(11)	2,658
Residential real estate	—	19	—	—
Real estate construction and land development:
Residential	—	—	—	73
Consumer	—	68	—	32
Total	$(14)	$1,174	$(11)	$2,763
For the three and nine months ended September 30, 2022 and 2021, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full or sale.
(e) Past due loans
The Bank performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The amortized cost of past due loans as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$1,774	$4,130	$5,904	$729,124	$735,028
SBA PPP	167	—	167	3,426	3,593
Owner-occupied CRE	30	189	219	959,267	959,486
Non-owner occupied CRE	296	—	296	1,546,818	1,547,114
Total commercial business	2,267	4,319	6,586	3,238,635	3,245,221
Residential real estate	—	—	—	296,019	296,019
Real estate construction and land development:
Residential	—	—	—	92,297	92,297
Commercial and multifamily	—	—	—	160,723	160,723
Total real estate construction and land development	—	—	—	253,020	253,020

	September 30, 2022
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Consumer	736	20	756	206,279	207,035
Total	$3,003	$4,339	$7,342	$3,993,953	$4,001,295

	December 31, 2021
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$1,858	$6,821	$8,679	$612,888	$621,567
SBA PPP	223	293	516	145,324	145,840
Owner-occupied CRE	2,397	112	2,509	928,641	931,150
Non-owner occupied CRE	—	—	—	1,493,099	1,493,099
Total commercial business	4,478	7,226	11,704	3,179,952	3,191,656
Residential real estate	420	10	430	164,152	164,582
Real estate construction and land development:
Residential	792	—	792	84,755	85,547
Commercial and multifamily	3,474	571	4,045	137,291	141,336
Total real estate construction and land development	4,266	571	4,837	222,046	226,883
Consumer	1,026	—	1,026	231,515	232,541
Total	$10,190	$7,807	$17,997	$3,797,665	$3,815,662
Loans 90 days or more past due and still accruing interest were $20,000 and $293,000 as of September 30, 2022 and December 31, 2021, respectively.
(f) Collateral-dependent Loans
The type of collateral securing loans individually evaluated for credit losses and for which the repayment was expected to be provided substantially through the operation or sale of the collateral as of September 30, 2022 and December 31, 2021 was as follows, with balances representing the amortized cost of the loan classified by the primary collateral category of each loan if multiple collateral sources secure the loan:

	September 30, 2022
	CRE	Farmland	Residential Real Estate	Total
	(In thousands)
Commercial business:
Commercial and industrial	$1,239	$2,082	$1,271	$4,592
Owner-occupied CRE	189	—	—	189
Total	$1,428	$2,082	$1,271	$4,781

	December 31, 2021
	CRE	Farmland	Residential Real Estate	Other	Total
	(In thousands)
Commercial business:
Commercial and industrial	$1,499	$4,362	$1,036	$245	$7,142
Owner-occupied CRE	3,035	—	—	—	3,035
Non-owner occupied CRE	1,273	—	—	—	1,273
Total commercial business	5,807	4,362	1,036	245	11,450
Real estate construction and land development:

	December 31, 2021
	CRE	Farmland	Residential Real Estate	Other	Total
	(In thousands)
Commercial and multifamily	571	—	—	—	571
Total	$6,378	$4,362	$1,036	$245	$12,021
There have been no significant changes to the collateral securing loans individually evaluated for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the nine months ended September 30, 2022, except changes due to additions or removals of loans from this classification.
(g) Troubled Debt Restructured Loans
Loans that were modified as TDR loans are set forth in the following table for the periods indicated:

	Three Months Ended September 30,
	2022		2021
	Number of Contracts	Amortized Cost (1) (2)	Number of Contracts	Amortized Cost (1) (2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	4	$2,150	5	$1,861
Owner-occupied CRE	—	—	2	7,124
Non-owner occupied CRE	—	—	—	—
Total commercial business	4	2,150	7	8,985
Real estate construction and land development:
Commercial and multifamily	1	5,687	1	450
Consumer	2	238	5	94
Total	7	$8,075	13	$9,529

	Nine Months Ended September 30,
	2022		2021
	Number of Contracts	Amortized Cost (1) (2)	Number of Contracts	Amortized Cost (1) (2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	8	$3,119	32	$10,380
Owner-occupied CRE	—	—	6	16,710
Non-owner occupied CRE	—	—	3	5,673
Total commercial business	8	3,119	41	32,763
Residential real estate	—	—	1	180
Real estate construction and land development:
Commercial and multifamily	1	5,687	1	450
Consumer	9	307	22	487
Total	18	$9,113	65	$33,880
(1) Number of contracts and amortized cost represent loans which have balances as of period end, net of subsequent payments after modifications. Certain TDR loans may have been paid-down or charged-off during the nine months ended September 30, 2022 and 2021.
(2) As the Bank did not forgive any principal or interest balance as part of the loan modifications, the Bank’s amortized cost in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).
The Bank had an ACL on loans of $30,000 and $3.4 million at September 30, 2022 and September 30, 2021, respectively, related to these TDR loans which were restructured during the nine months ended September 30, 2022 and September 30, 2021, respectively.
The unfunded commitment to borrowers related to TDR loans was $5.9 million and $5.7 million at September 30, 2022 and December 31, 2021, respectively.

The following table presents loans that were modified in a TDR and subsequently defaulted within twelve months from the modification date during the periods indicated:

	Three Months Ended September 30,
	2022		2021
	Number of Contracts (1)	Amortized Cost (1)	Number of Contracts (1)	Amortized Cost (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	—	$—	1	$336

	Nine Months Ended September 30,
	2022		2021
	Number of Contracts (1)	Amortized Cost (1)	Number of Contracts (1)	Amortized Cost (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	—	$—	3	$976
Owner-occupied CRE	1	189	—	—
(1) Number of contracts and amortized cost represent TDR loans which have balances as of period end, net of subsequent payments after modifications. Certain TDR loans may have been paid-down or charged-off during the nine months ended September 30, 2022 and 2021.
The Bank had $4,000 ACL on loans at September 30, 2022 and $13,000 at September 30, 2021 related to these TDR loans which defaulted during the nine months ended September 30, 2022 and 2021.
(h) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $10.5 million and $10.1 million at September 30, 2022 and December 31, 2021, respectively. It is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.
(i) Foreclosure proceedings in process
At September 30, 2022, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

(4)Allowance for Credit Losses on Loans
The baseline loss rates used to calculate the ACL on loans at September 30, 2022 utilized the Bank's average quarterly historical loss information from December 31, 2012 through the balance sheet date. There were no changes to this assumption during the nine months ended September 30, 2022. The Bank believes the historic loss rates are viable inputs to the current CECL model as the Bank's lending practice and business has remained relatively stable throughout the periods. While the Bank's assets have grown, the credit culture has stayed relatively consistent.
Prepayments included in the CECL model at September 30, 2022 were based on the 48-month rolling historical averages for each segment, which management believes is an accurate representation of future prepayment activity. There were no changes to this assumption during the nine months ended September 30, 2022.
The reasonable and supportable period and subsequent reversion period used in the CECL model was five quarters and two quarters, respectively, at December 31, 2021. There were no changes to these assumptions during the nine months ended September 30, 2022. Management believes forecasts beyond this seven quarter time period tend to diverge in economic assumptions and may be less comparable to actual future events. As the length of the reasonable and supportable period increases, the degree of judgment involved in estimating the allowance increases.
During the nine months ended September 30, 2022, the ACL on loans decreased $272,000, or 0.6%, due primarily to a reversal of provision for credit losses on loans of $1.3 million driven by a $3.4 million reduction in the ACL on loans individually evaluated for losses and their related ACL offset partially by an increase related to the growth in loans receivable. The ACL on loans at September 30, 2022 and December 31, 2021 did not include a reserve for SBA PPP loans as these loans are fully guaranteed by the SBA.
During the nine months ended September 30, 2021, the ACL on loans decreased $21.9 million or 31.2%, due primarily to a reversal of provision for credit losses on loans of $21.8 million. The reversal of provision for credit losses was primarily driven by improvements in the economic forecast at September 30, 2021 as compared to the forecast at December 31, 2020.

A summary of the changes in the ACL on loans during the nine months ended September 30, 2022 and 2021 is as follows:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Beginning balance	$42,361	$70,185
Charge-offs	(742)	(1,267)
Recoveries of loans previously charged-off	1,722	1,207
Reversal of provision for credit losses on loans	(1,252)	(21,808)
Ending balance	$42,089	$48,317
The following tables detail the activity in the ACL on loans by segment and class for the periods indicated:

	Three Months Ended September 30, 2022
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$14,033	$—	$455	$180	$14,668
Owner-occupied CRE	8,162	—	—	(443)	7,719
Non-owner occupied CRE	9,512	—	—	41	9,553
Total commercial business	31,707	—	455	(222)	31,940
Residential real estate	2,137	—	—	408	2,545
Real estate construction and land development:
Residential	1,081	—	5	208	1,294
Commercial and multifamily	2,203	—	102	1,505	3,810
Total real estate construction and land development	3,284	—	107	1,713	5,104
Consumer	2,568	(138)	50	20	2,500
Total	$39,696	$(138)	$612	$1,919	$42,089

	Nine Months Ended September 30, 2022
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$17,777	$(280)	$876	$(3,705)	$14,668
Owner-occupied CRE	6,411	(36)	—	1,344	7,719
Non-owner occupied CRE	8,861	—	—	692	9,553
Total commercial business	33,049	(316)	876	(1,669)	31,940
Residential real estate	1,409	(30)	3	1,163	2,545
Real estate construction and land development:
Residential	1,304	—	19	(29)	1,294
Commercial and multifamily	3,972	—	155	(317)	3,810
Total real estate construction and land development	5,276	—	174	(346)	5,104
Consumer	2,627	(396)	669	(400)	2,500
Total	$42,361	$(742)	$1,722	$(1,252)	$42,089

	Three Months Ended September 30, 2021
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$17,485	$(743)	$373	$1,531	$18,646
Owner-occupied CRE	8,562	—	12	(1,644)	6,930
Non-owner occupied CRE	10,630	—	—	(1,133)	9,497
Total commercial business	36,677	(743)	385	(1,246)	35,073
Residential real estate	1,153	—	—	(67)	1,086
Real estate construction and land development:
Residential	1,636	—	8	136	1,780
Commercial and multifamily	8,835	—	—	(1,530)	7,305
Total real estate construction and land development	10,471	—	8	(1,394)	9,085
Consumer	3,261	(204)	161	(145)	3,073
Total	$51,562	$(947)	$554	$(2,852)	$48,317

	Nine Months Ended September 30, 2021
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$30,010	$(757)	$710	$(11,317)	$18,646
Owner-occupied CRE	9,486	—	25	(2,581)	6,930
Non-owner occupied CRE	10,112	—	—	(615)	9,497
Total commercial business	49,608	(757)	735	(14,513)	35,073
Residential real estate	1,591	—	—	(505)	1,086
Real estate construction and land development:
Residential	1,951	—	28	(199)	1,780
Commercial and multifamily	11,141	(1)	—	(3,835)	7,305
Total real estate construction and land development	13,092	(1)	28	(4,034)	9,085
Consumer	5,894	(509)	444	(2,756)	3,073
Total	$70,185	$(1,267)	$1,207	$(21,808)	$48,317

(5)Goodwill and Other Intangible Assets
(a) Goodwill
There were no additions to goodwill during the three and nine months ended September 30, 2022 and 2021. Additionally, management analyzes its goodwill on an annual basis on December 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of December 31, 2021 and concluded that there was no impairment.
(b) Other Intangible Assets
Other intangible assets represent core deposit intangible acquired in business combinations with estimated useful lives of ten years. There were no additions to other intangible assets during the three and nine months ended September 30, 2022 and 2021.

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
The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at the dates indicated:

	September 30, 2022		December 31, 2021
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$298,601	32,523	$322,726	$15,219
Interest rate swap liability (1)	298,601	(32,523)	322,726	(15,286)
 (1) The estimated fair value of derivatives with customers was $(32.5) million and $9.8 million as of September 30, 2022 and December 31, 2021, respectively. The estimated fair value of derivatives with third-parties was $32.5 million and $(9.8) million as of September 30, 2022 and December 31, 2021, respectively.
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

(7)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except shares)
Net income	$20,990	$20,592	$59,331	$78,638
Basic:
Weighted average common shares outstanding	35,103,984	35,644,192	35,103,048	35,854,258
Diluted:
Basic weighted average common shares outstanding	35,103,984	35,644,192	35,103,048	35,854,258
Effect of potentially dilutive common shares (1)	364,906	285,326	335,624	297,794
Total diluted weighted average common shares outstanding	35,468,890	35,929,518	35,438,672	36,152,052
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive (2)	3,026	16,002	13,662	7,083
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
The following table summarizes the dividend activity during the nine months ended September 30, 2022 and the calendar year 2021:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 27, 2021	$0.20	February 10, 2021	February 24, 2021
April 21, 2021	$0.20	May 5, 2021	May 19, 2021
July 21, 2021	$0.20	August 4, 2021	August 18, 2021
October 20, 2021	$0.21	November 3, 2021	November 17, 2021
January 26, 2022	$0.21	February 9, 2022	February 23, 2022
April 20, 2022	$0.21	May 4, 2022	May 18, 2022
July 20, 2022	$0.21	August 3, 2022	August 17, 2022
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
The following table provides total repurchased shares and average share prices under the repurchase plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	Plan Total(1)
Repurchased shares	—	841,088	100,090	841,088	1,160,840
Stock repurchase average share price	$—	$24.54	$25.07	$24.54	$23.94
(1)Represents shares repurchased and average price per share paid during the duration of the repurchase plan.
In addition to the stock repurchases under a stock repurchase plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total shares repurchased to pay withholding taxes during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Repurchased shares to pay withholding taxes	100	220	26,280	26,023
Stock repurchase to pay withholding taxes average share price	$26.94	$23.91	$25.40	$29.29

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
Derivative Financial Instruments:
The Bank obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2022 and December 31, 2021, the Bank assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
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
Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$63,749	$19,770	$43,979	$—
Municipal securities	185,713	—	185,713	—
Residential CMO and MBS	438,370	—	438,370	—

	September 30, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Commercial CMO and MBS	639,441	—	639,441	—
Corporate obligations	5,834	—	5,834	—
Other asset-backed securities	23,035	—	23,035	—
Total investment securities available for sale	1,356,142	19,770	1,336,372	—
Equity security	192	192	—	—
Derivative assets - interest rate swaps	32,523	—	32,523	—
Liabilities
Derivative liabilities - interest rate swaps	$32,523	$—	$32,523	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$21,373	$—	$21,373	$—
Municipal securities	221,212	—	221,212	—
Residential CMO and MBS	306,884	—	306,884	—
Commercial CMO and MBS	315,861	—	315,861	—
Corporate obligations	2,014	—	2,014	—
Other asset-backed securities	26,991	—	26,991	—
Total investment securities available for sale	894,335	—	894,335	—
Equity security	240	240	—	—
Derivative assets - interest rate swaps	15,219	—	15,219	—
Liabilities
Derivative liabilities - interest rate swaps	$15,286	$—	$15,286	$—
Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables represent assets measured at fair value on a nonrecurring basis at the dates indicated:

		Fair Value at September 30, 2022
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Owner-occupied CRE	613	186	—	—	186
Total assets measured at fair value on a nonrecurring basis	$613	$186	$—	$—	$186
(1) Basis represents the outstanding principal balance of collateral-dependent loans.

		Fair Value at December 31, 2021
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$1,911	$1,049	$—	$—	$1,049
Owner-occupied CRE	613	189	—	—	189
Total commercial business	2,524	1,238	—	—	1,238
Real estate construction and land development:

		Fair Value at December 31, 2021
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Commercial and multifamily	991	$534	—	—	534
Total	3,515	1,772	—	—	1,772
Prepaid expenses and other assets:
Branch held for sale (2)	698	698	—	—	698
Total assets measured at fair value on a nonrecurring basis	$4,213	$2,470	$—	$—	$2,470
(1) Basis represents the outstanding principal balance of collateral-dependent loans and the carrying value of the branch held for sale.
(2) In December 2021, one branch was written down to its net realizable value concurrent with the signing of an agreement for sale and was sold during the three months ended March 31, 2022.
The following table represents the net (loss) gain recorded in earnings as a result of nonrecurring fair value adjustments recorded during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$—	$(54)	$24	$(563)
Owner-occupied CRE	—	15	(4)	(61)
Total commercial business	—	(39)	20	(624)
Real estate construction and land development:
Commercial and multifamily	—	—	—	(38)
Total	—	(39)	20	(662)
Prepaid expenses and other assets:
Branch held for sale	—	(38)	—	(38)
Net (loss) gain from nonrecurring fair value adjustments	$—	$(77)	$20	$(700)
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

	September 30, 2022
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Collateral-dependent loans	$186	Market approach	Adjustment for differences between the comparable sales	N/A(1)
(1)Quantitative disclosures are not provided for collateral-dependent loans because there were no adjustments made to the appraisal or stated values during the current period.

	December 31, 2021
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Collateral-dependent loans	$1,772	Market approach	Adjustment for differences between the comparable sales	35.0% - (11.0%); 13.8%
Branch held for sale	$698	Market approach	Sale agreement	N/A
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
The following tables present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	September 30, 2022
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$407,324	$407,324	$407,324	$—	$—
Investment securities available for sale	1,356,142	1,356,142	19,770	1,336,372	—
Investment securities held to maturity	773,319	677,335	—	677,335	—
Loans held for sale	—	—	—	—	—
Loans receivable, net	3,959,206	3,848,546	—	—	3,848,546
Accrued interest receivable	17,812	17,812	351	6,962	10,499
Derivative assets - interest rate swaps	32,523	32,523	—	32,523	—
Equity security	192	192	192	—	—
Financial Liabilities:
Non-maturity deposits	$5,950,312	$5,950,312	$5,950,312	$—	$—
Certificates of deposit	287,423	287,837	—	287,837	—
Securities sold under agreement to repurchase	40,449	40,449	40,449	—	—
Junior subordinated debentures	21,399	20,250	—	—	20,250
Accrued interest payable	101	101	36	13	52
Derivative liabilities - interest rate swaps	32,523	32,523	—	32,523	—

	December 31, 2021
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,723,292	$1,723,292	$1,723,292	$—	$—
Investment securities available for sale	894,335	894,335	—	894,335	—
Investment securities held to maturity	383,393	376,331	—	376,331	—
Loans held for sale	1,476	1,527	—	1,527	—
Loans receivable, net	3,773,301	3,849,602	—	—	3,849,602
Accrued interest receivable	14,657	14,657	14	4,582	10,061
Derivative assets - interest rate swaps	15,219	15,219	—	15,219	—
Equity security	240	240	240	—	—
Financial Liabilities:
Non-maturity deposits	$6,051,451	$6,051,451	$6,051,451	$—	$—
Certificates of deposit	342,839	344,025	—	344,025	—
Securities sold under agreement to repurchase	50,839	50,839	50,839	—	—
Junior subordinated debentures	21,180	18,750	—	—	18,750
Accrued interest payable	73	73	33	19	21
Derivative liabilities - interest rate swaps	15,286	15,286	—	15,286	—

(9)Cash Restriction
The Bank had no cash restrictions at September 30, 2022 and had restricted cash included in interest earning deposits of $9.8 million at December 31, 2021 relating to collateral required on interest rate swaps from third-parties as discussed in Note (6) Derivative Financial Instruments. The Bank does not have a collateral requirement with customers.

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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	September 30, 2022	December 31, 2021
	(In thousands)
Commercial business:
Commercial and industrial	$528,690	$570,156
Owner-occupied CRE	4,260	2,252
Non-owner occupied CRE	12,334	7,487
Total commercial business	545,284	579,895
Real estate construction and land development:
Residential	52,098	51,838
Commercial and multifamily	237,204	209,217
Total real estate construction and land development	289,302	261,055
Consumer	314,216	285,010
Total outstanding commitments	$1,148,802	$1,125,960
The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Balance, beginning of period	$997	$2,451	$2,607	$4,681
Provision for (reversal of) credit losses on unfunded commitments	26	(297)	(1,584)	(2,527)
Balance, end of period	$1,023	$2,154	$1,023	$2,154

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the three and nine months ended September 30, 2022. The information contained in this section should be read together with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Forward-Looking Statements included herein and the December 31, 2021 audited Consolidated Financial Statements and the accompanying Notes included in our 2021 Annual Form 10-K.

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

Results of Operations
Comparison of quarter ended September 30, 2022 to the comparable quarter in the prior year
Net income was $21.0 million, or $0.59 per diluted common share, for the three months ended September 30, 2022 compared to $20.6 million, or $0.58 per diluted common share, for the same period in 2021. Net income increased $398,000, or 1.9%, due primarily to an increase in interest earned on interest earning assets following increases in market interest rates partially offset by a $1.9 million provision for credit losses, compared to a $3.1 million reversal of provision for credit losses for the three months ended September 30, 2021 and increased noninterest expense. The Company’s efficiency ratio was 58.66% for the three months ended September 30, 2022 compared to 62.35% for the same period in 2021.

Comparison of nine months ended September 30, 2022 to the comparable period in the prior year.
Net income was $59.3 million, or $1.67 per diluted common share, for the nine months ended September 30, 2022 compared to $78.6 million, or $2.18 per diluted common share, for the nine months ended September 30, 2021. Net income decreased $19.3 million, or 24.6%, due primarily to a lower reversal of provision for credit losses. The Company’s efficiency ratio was 61.67% for the nine months ended September 30, 2022 compared to 60.66% for the same period in 2021.

Average Balances, Yields and Rates Paid
The following table provides relevant net interest income information for the periods indicated:

	Three Months Ended September 30,
	2022			2021			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:

	Three Months Ended September 30,
	2022			2021			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Loans receivable, net (2)(3)	$3,859,839	$43,847	4.51%	$4,005,585	$46,863	4.64%	$(145,746)	$(3,016)	(0.13)%
Taxable securities	1,868,900	12,362	2.62	893,374	4,711	2.09	975,526	7,651	0.53
Nontaxable securities (3)	133,022	892	2.66	157,907	931	2.34	(24,885)	(39)	0.32
Interest earning deposits	730,600	4,009	2.18	1,417,661	537	0.15	(687,061)	3,472	2.03
Total interest earning assets	6,592,361	61,110	3.68%	6,474,527	53,042	3.25%	117,834	8,068	0.43%
Noninterest earning assets	775,375			740,433			34,942
Total assets	$7,367,736			$7,214,960			$152,776
Interest Bearing Liabilities:
Certificates of Deposit	$297,786	$290	0.39%	$365,278	$407	0.44%	$(67,492)	$(117)	(0.05)%
Savings accounts	654,697	99	0.06	609,818	90	0.06	44,879	9	—
Interest bearing demand and money market accounts	3,065,007	1,089	0.14	2,881,567	947	0.13	183,440	142	0.01
Total interest bearing deposits	4,017,490	1,478	0.15	3,856,663	1,444	0.15	160,827	34	—
Junior subordinated debentures	21,356	312	5.80	21,060	184	3.47	296	128	2.33
Securities sold under agreement to repurchase	42,959	34	0.31	52,197	36	0.27	(9,238)	(2)	0.04
Total interest bearing liabilities	4,081,805	1,824	0.18%	3,929,920	1,664	0.17%	151,885	160	0.01%
Noninterest bearing demand deposits	2,356,688			2,313,145			43,543
Other noninterest bearing liabilities	118,191			116,187			2,004
Stockholders’ equity	811,052			855,708			(44,656)
Total liabilities and stock-holders’ equity	$7,367,736			$7,214,960			$152,776
Net interest income and spread		$59,286	3.50%		$51,378	3.08%		$7,908	0.42%
Net interest margin			3.57%			3.15%			0.42%
(1) Average balances are calculated using daily balances.
(2) Average loans receivable, net includes loans held for sale and loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable, net includes the amortization of net deferred loan fees of $857,000 and $7.8 million for the three months ended September 30, 2022 and 2021, respectively.
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
The following table provides the changes in net interest income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to changes in average asset and liability balances (volume), changes in average rates (rate) and changes attributable to the combined effect of volume and interest rates allocated proportionately to the absolute value of changes due to volume and changes due to interest rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total	% Change
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$(1,678)	$(1,338)	$(3,016)	(6.4)%
Taxable securities	6,206	1,445	7,651	162.4
Nontaxable securities	(158)	119	(39)	(4.2)
Interest earning deposits	(382)	3,854	3,472	646.6
Total interest income	$3,988	$4,080	$8,068	15.2%

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total	% Change
	(Dollars in thousands)
Interest Bearing Liabilities:
Certificates of deposit	$(70)	$(47)	$(117)	(28.7)%
Savings accounts	7	2	9	10.0
Interest bearing demand and money market accounts	62	80	142	15.0
Total interest bearing deposits	(1)	35	34	2.4
Junior subordinated debentures	3	125	128	69.6
Securities sold under agreement to repurchase	(7)	5	(2)	(5.6)
Total interest expense	$(5)	$165	$160	9.6%
Net interest income	$3,993	$3,915	$7,908	15.4%
Comparison of quarter ended September 30, 2022 to the comparable quarter in the prior year
Net interest income increased primarily as a result of higher yields earned on interest earning assets following increases in market interest rates as well as an increased average balance of taxable investment securities, offset partially by a decrease in deferred SBA PPP loan fees recognized due to a decline in the volume of forgiven SBA PPP loans. SBA PPP interest and fee income decreased $7.8 million compared to the three months ended September 30, 2021.
Net interest margin increased due to a shift in the mix of interest-earning assets towards higher yielding loans and taxable investment securities as well as increased average yields on all interest earning assets, excluding the impact from SBA PPP loans.
The following table presents the loan yield and the impacts of SBA PPP loans and the incremental accretion on acquired loans on this financial measure for the periods presented below:

	Three Months Ended
	September 30, 2022	September 30, 2021
Loan yield (GAAP)	4.51%	4.64%
Exclude impact from SBA PPP loans	(0.02)	(0.38)
Exclude impact from incremental accretion on acquired loans	(0.05)	(0.07)
Loan yield, excluding SBA PPP loans and incremental accretion on acquired loans (non-GAAP) (1)	4.44%	4.19%
(1) For additional information, see the "Reconciliations of Non-GAAP Measures" section below.
There was no impact to loan yield from recoveries of interest and fees on loans classified as nonaccrual during the three months ended September 30, 2022 compared to two basis points during the same period in 2021.

Comparison of nine months ended September 30, 2022 to the comparable period in the prior year
The following table provides relevant net interest income information for the periods indicated:

	Nine Months Ended September 30,
	2022			2021			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2)(3)	$3,815,387	$125,762	4.41%	$4,297,875	$147,137	4.58%	$(482,488)	$(21,375)	(0.17)%
Taxable securities	1,532,450	25,972	2.27	789,691	12,295	2.08	742,759	13,677	0.19
Nontaxable securities (3)	138,904	2,645	2.55	160,748	2,836	2.36	(21,844)	(191)	0.19
Interest earning deposits	1,146,183	7,057	0.82	1,034,690	975	0.13	111,493	6,082	0.69
Total interest earning assets	6,632,924	161,436	3.25%	6,283,004	163,243	3.47%	349,920	(1,807)	(0.22)%
Noninterest earning assets	762,877			749,781			13,096
Total assets	$7,395,801			$7,032,785			$363,016

	Nine Months Ended September 30,
	2022			2021			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Bearing Liabilities:
Certificates of Deposit	$318,547	$952	0.40%	$379,885	$1,447	0.51%	$(61,338)	$(495)	(0.11)%
Savings accounts	651,292	274	0.06	587,358	274	0.06	63,934	—	—
Interest bearing demand and money market accounts	3,066,229	3,089	0.13	2,817,353	2,975	0.14	248,876	114	(0.01)
Total interest bearing deposits	4,036,068	4,315	0.14	3,784,596	4,696	0.17	251,472	(381)	(0.03)
Junior subordinated debentures	21,286	745	4.68	20,987	557	3.55	299	188	1.13
Securities sold under agreement to repurchase	47,057	98	0.28	45,221	109	0.32	1,836	(11)	(0.04)
Total interest bearing liabilities	4,104,411	5,158	0.17%	3,850,804	5,362	0.19%	253,607	(204)	(0.02)%
Noninterest bearing demand deposits	2,355,285			2,227,281			128,004
Other noninterest bearing liabilities	113,534			115,098			(1,564)
Stockholders’ equity	822,571			839,602			(17,031)
Total liabilities and stock-holders’ equity	$7,395,801			$7,032,785			$363,016
Net interest income and spread		$156,278	3.08%		$157,881	3.28%		$(1,603)	(0.20)%
Net interest margin			3.15%			3.36%			(0.21)%
(1) Average balances are calculated using daily balances.
(2) Average loans receivable, net includes loans held for sale and loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable, net includes the amortization of net deferred loan fees of $6.7 million and $23.2 million for the nine months ended September 30, 2022 and 2021, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.
The following table provides the changes in net interest income for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to changes in average asset and liability balances (volume), changes in average rates (rate) and changes attributable to the combined effect of volume and interest rates allocated proportionately to the absolute value of changes due to volume and changes due to interest rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total	% Change
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$(16,057)	$(5,318)	$(21,375)	(14.5)%
Taxable securities	12,500	1,177	13,677	111.2
Nontaxable securities	(405)	214	(191)	(6.7)
Interest earning deposits	116	5,966	6,082	623.8
Total interest income	$(3,846)	$2,039	$(1,807)	(1.1)%
Interest Bearing Liabilities:
Certificates of deposit	$(212)	$(283)	$(495)	(34.2)%
Savings accounts	28	(28)	—	—
Interest bearing demand and money market accounts	255	(141)	114	3.8
Total interest bearing deposits	71	(452)	(381)	(8.1)
Junior subordinated debentures	8	180	188	33.8
Securities sold under agreement to repurchase	4	(15)	(11)	(10.1)
Total interest expense	$83	$(287)	$(204)	(3.8)%
Net interest income	$(3,929)	$2,326	$(1,603)	(1.0)%
Comparison of nine months ended September 30, 2022 to the comparable period in the prior year
Net interest income decreased due primarily to a decrease in deferred SBA PPP loan fees recognized due to a decline in the volume of forgiven SBA PPP loans, offset partially by a higher average balance of taxable investment securities and higher yield earned on taxable securities and interest earning deposits following increases in market interest rates. SBA PPP interest and fee income decreased $22.0 million compared to the nine months ended September 30, 2021.
Net interest margin decreased due primarily to the change in the mix of total interest earning assets into a higher proportion of lower yielding investment securities and interest earning deposits.
The following table presents the loan yield and the impacts of SBA PPP loans and the incremental accretion on acquired loans on this financial measure for the periods presented below:

	Nine Months Ended September 30,
	2022	2021
Loan yield (GAAP)	4.41%	4.58%
Exclude impact from SBA PPP loans	(0.13)	(0.17)
Exclude impact from incremental accretion on acquired loans	(0.04)	(0.08)
Loan yield, excluding SBA PPP loans and incremental accretion on acquired loans (non-GAAP) (1)	4.24%	4.33%
(1)    For additional information, see "Reconciliations of Non-GAAP Measures."
The impact to loan yield from recoveries of interest and fees on loans classified as nonaccrual was four basis points during the nine months ended September 30, 2022 compared to nine basis points during the same period in 2021.

Provision for Credit Losses Overview
The aggregate of the provision for credit losses on loans and the provision for credit losses on unfunded commitments is presented on the unaudited Condensed Consolidated Statements of Income as the provision for (reversal of) credit losses. The ACL on unfunded commitments is included on the unaudited Condensed Consolidated Statements of Financial Condition within accrued expenses and other liabilities.
Comparison of quarter ended September 30, 2022 to the comparable quarter in the prior year
The following table presents the provision for (reversal of) credit losses for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(Dollars in thousands)
Provision for (reversal of) credit losses on loans	$1,919	$(2,852)	$4,771	(167.3)%
Provision for (reversal of) credit losses on unfunded commitments	26	(297)	323	(108.8)
Provision for (reversal of) credit losses	$1,945	$(3,149)	$5,094	(161.8)%
The provision for credit losses on loans recognized during the three months ended September 30, 2022 was due primarily to an increase related to the growth in loans receivable offset partially by a reduction to the ACL on loans individually evaluated for losses.
The reversal of provision for credit losses on loans and unfunded commitments recognized during the three months ended September 30, 2021 was due primarily to continued improvements in the economic forecast at September 30, 2021 as compared to the forecast at June 30, 2021.

Comparison of nine months ended September 30, 2022 to the comparable period in the prior year
The following table presents the provision for credit losses for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change	Percentage Change
	(Dollars in thousands)
Reversal of provision for credit losses on loans	$(1,252)	$(21,808)	$20,556	(94.3)%
Reversal of provision for credit losses on unfunded commitments	(1,584)	(2,527)	943	(37.3)
Reversal of provision for credit losses	$(2,836)	$(24,335)	$21,499	(88.3)%

The reversal of provision for credit losses recognized during the nine months ended September 30, 2022 was due primarily to a reduction of loans individually evaluated for losses and their related ACL.
The reversal of provision for credit losses recognized during the nine months ended September 30, 2021 was due substantially to continued improvements in the economic forecast at September 30, 2021 as compared to the forecast at December 31, 2020.

Noninterest Income Overview
Comparison of quarter ended September 30, 2022 to the comparable quarter in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(Dollars in thousands)
Service charges and other fees	$2,688	$2,400	$288	12.0%
Card revenue	2,365	2,150	215	10.0
Gain on sale of loans, net	133	765	(632)	(82.6)
Interest rate swap fees	78	126	(48)	(38.1)
Bank owned life insurance income	723	647	76	11.7
Gain on sale of other assets, net	265	942	(677)	(71.9)
Other income	1,201	1,198	3	0.3
Total noninterest income	$7,453	$8,228	$(775)	(9.4)%
Noninterest income decreased due primarily to reduced gain on sale of loans, net as sales volume of secondary market mortgage loans declined and secondarily due to lower gain on sale of other assets, net due to a higher gain on sale of branches held for sale recognized during the three months ended September 30, 2021.

Comparison of nine months ended September 30, 2022 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(Dollars in thousands)
Service charges and other fees	$7,739	$6,728	$1,011	15.0%
Card revenue	6,774	6,216	558	9.0
Gain on sale of investment securities, net	—	29	(29)	(100.0)
Gain on sale of loans, net	593	3,138	(2,545)	(81.1)
Interest rate swap fees	383	487	(104)	(21.4)
Bank owned life insurance income	3,182	2,020	1,162	57.5
Gain on sale of other assets, net	469	1,688	(1,219)	(72.2)
Other income	3,867	4,470	(603)	(13.5)
Total noninterest income	$23,007	$24,776	$(1,769)	(7.1)%
Noninterest income decreased due primarily to reduced gain on sale of loans, net as sales volume of secondary market mortgage loans declined and secondarily due to lower gain on sale of other assets, net due to a higher gain on sale of branches held for sale recognized during the nine months ended September 30, 2021. The decrease was offset partially by an increase in bank owned life insurance income due to the recognition of a death benefit of $1.0 million during the nine months ended September 30, 2022 as well as increases in service charges and other fees and card revenue reflecting increased customer transactions as businesses reopened in our market areas.

Noninterest Expense Overview
Comparison of quarter ended September 30, 2022 to the comparable quarter in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(Dollars in thousands)
Compensation and employee benefits	$24,206	$21,963	$2,243	10.2%
Occupancy and equipment	4,422	4,373	49	1.1
Data processing	4,185	4,029	156	3.9
Marketing	358	486	(128)	(26.3)
Professional services	639	776	(137)	(17.7)
State/municipal business and use tax	963	1,071	(108)	(10.1)
Federal deposit insurance premium	500	550	(50)	(9.1)
Amortization of intangible assets	671	758	(87)	(11.5)
Other expense	3,203	3,160	43	1.4
Total noninterest expense	$39,147	$37,166	$1,981	5.3%
Noninterest expense increased due primarily to an increase in salaries and wages effective July 1, 2022 due to upward market pressure and an increase in accrual for incentive compensation.

Comparison of nine months ended September 30, 2022 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(Dollars in thousands)
Compensation and employee benefits	$67,236	$65,967	$1,269	1.9%
Occupancy and equipment	12,924	12,918	6	—
Data processing	12,431	11,839	592	5.0
Marketing	968	1,566	(598)	(38.2)
Professional services	1,867	3,083	(1,216)	(39.4)
State/municipal business and use tax	2,626	3,034	(408)	(13.4)
Federal deposit insurance premium	1,525	1,478	47	3.2
Amortization of intangible assets	2,079	2,352	(273)	(11.6)
Other expense	8,918	8,567	351	4.1
Total noninterest expense	$110,574	$110,804	$(230)	(0.2)%
Noninterest expense decreased due primarily to a decrease in professional services, which was elevated during the nine months ended September 30, 2021 due to costs associated with our participation in the SBA PPP, as well as a decrease in marketing expenses due to less activity. This decrease was offset partially by an increase in compensation and employee benefits due to increases in both salaries and wages and in accrual for incentive compensation as noted above, as well as an increase in data processing as the Bank continues to invest in its technology platforms.

Income Tax Expense Overview
Comparison of quarter ended September 30, 2022 to the comparable quarter in the prior year
The following table presents the income tax expense, related metrics and their changes for the periods indicated:

	Three Months Ended September 30,
	2022	2021	Change	% Change
	(Dollars in thousands)
Income before income taxes	$25,647	$25,589	$58	0.2%
Income tax expense	$4,657	$4,997	$(340)	(6.8)%
Effective income tax rate	18.2%	19.5%	(1.3)%	(6.7)%
Income tax expense decreased due primarily to a lower effective tax rate as a result of lower estimated annual pre-tax income for the year ended December 31, 2022 as compared to year ended December 31, 2021, which increased the impact of favorable permanent tax items such as tax-exempt investments, investments in bank owned life insurance, and LIHTC.

Comparison of nine months ended September 30, 2022 to the comparable period in the prior year.
The following table presents the income tax expense and related metrics and the change for the periods indicated:

	Nine Months Ended September 30,
	2022	2021	Change	% Change
	(Dollars in thousands)
Income before income taxes	$71,547	$96,188	$(24,641)	(25.6)%
Income tax expense	$12,216	$17,550	$(5,334)	(30.4)%
Effective income tax rate	17.1%	18.2%	(1.1)%	(6.0)%
Income tax expense decreased also due primarily to the change in income before income taxes earned between the periods and lower estimated annual pre-tax income for the year ended December 31, 2022.

Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition at the periods indicated:

	September 30, 2022	December 31, 2021	Change	% Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$407,324	$1,723,292	$(1,315,968)	(76.4)%
Investment securities available for sale, at fair value, net	1,356,142	894,335	461,807	51.6%
Investment securities held to maturity, at amortized cost, net	773,319	383,393	389,926	101.7%
Loans held for sale	—	1,476	(1,476)	(100.0)%
Loans receivable, net	3,959,206	3,773,301	185,905	4.9%
Premises and equipment, net	76,683	79,370	(2,687)	(3.4)%
Federal Home Loan Bank stock, at cost	8,916	7,933	983	12.4%
Bank owned life insurance	121,369	120,196	1,173	1.0%
Accrued interest receivable	17,812	14,657	3,155	21.5%
Prepaid expenses and other assets	230,704	183,543	47,161	25.7%
Other intangible assets, net	7,898	9,977	(2,079)	(20.8)%
Goodwill	240,939	240,939	—	—
Total assets	$7,200,312	$7,432,412	$(232,100)	(3.1)%

	September 30, 2022	December 31, 2021	Change	% Change
	(Dollars in thousands)
Liabilities and Stockholders' Equity
Deposits	$6,214,964	$6,394,290	$(179,326)	(2.8)%
Deposits held for sale	22,771	—	$22,771	100.0%
Total deposits	6,237,735	6,394,290	(156,555)	(2.4)
Junior subordinated debentures	21,399	21,180	219	1.0
Securities sold under agreement to repurchase	40,449	50,839	(10,390)	(20.4)
Accrued expenses and other liabilities	124,027	111,671	12,356	11.1
Total liabilities	6,423,610	6,577,980	(154,370)	(2.3)
Common stock	551,419	551,798	(379)	(0.1)
Retained earnings	330,284	293,238	37,046	12.6
Accumulated other comprehensive (loss) income, net	(105,001)	9,396	(114,397)	(1,217.5)
Total stockholders' equity	776,702	854,432	(77,730)	(9.1)
Total liabilities and stockholders' equity	$7,200,312	$7,432,412	$(232,100)	(3.1)%

Total assets decreased due primarily to a decrease in cash and cash equivalents reflecting deployment of excess liquidity into purchases of higher yielding investment securities and loans. Total liabilities and stockholders' equity decreased due primarily to a decrease in deposits as well as an increased loss in AOCI following an increase in market interest rates during the nine months ended September 30, 2022, which negatively impacted the fair value of our investment securities available for sale portfolio at September 30, 2022.

Investment Activities Overview
The following table provides information regarding our investment securities at the dates indicated:

	September 30, 2022		December 31, 2021
	Balance	% of Total	Balance	% of Total	Change	% Change
	(Dollars in thousands)
Investment securities available for sale, at fair value:
U.S. government and agency securities	$63,749	3.0%	$21,373	1.7%	$42,376	198.3%
Municipal securities	185,713	8.7	221,212	17.3%	(35,499)	(16.0)
Residential CMO and MBS	438,370	20.6	306,884	24.0%	131,486	42.8
Commercial CMO and MBS	639,441	30.0	315,861	24.7%	323,580	102.4
Corporate obligations	5,834	0.3	2,014	0.2%	3,820	189.7
Other asset-backed securities	23,035	1.1	26,991	2.1%	(3,956)	(14.7)
Total	$1,356,142	63.7%	$894,335	70.0%	$461,807	51.6%

Investment securities held to maturity, at amortized cost:
U.S. government and agency securities	$150,948	7.1%	$141,011	11.0%	$9,937	7.0%
Residential CMO and MBS	296,432	13.9	24,529	1.9	271,903	1,108.5
Commercial CMO and MBS	325,939	15.3	217,853	17.1	108,086	49.6
Total	$773,319	36.3%	$383,393	30.0%	$389,926	101.7%

Total investment securities	$2,129,461	100.0%	$1,277,728	100.0%	$851,733	66.7%
Total investment securities increased due primarily to purchases to deploy excess liquidity into higher yielding, longer duration assets. Purchases of investment securities available for sale were offset partially by a $145.8 million decrease in the fair value of these investment securities as a result of an increase in market interest rates resulting in an unrealized loss at September 30, 2022 compared to an unrealized gain at December 31, 2021.

Loan Portfolio Overview
Changes by loan type
The Bank originates a wide variety of loans with a focus on commercial business loans. The following table provides information about our loan portfolio by type of loan at the dates indicated:

	September 30, 2022		December 31, 2021
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	Change	% Change
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$735,028	18.4%	$621,567	16.3%	$113,461	18.3%
SBA PPP	3,593	0.1	145,840	3.8	(142,247)	(97.5)
Owner-occupied CRE	959,486	24.0	931,150	24.4	28,336	3.0
Non-owner occupied CRE	1,547,114	38.6	1,493,099	39.2	54,015	3.6
Total commercial business	3,245,221	81.1	3,191,656	83.7	53,565	1.7
Residential real estate	296,019	7.4	164,582	4.3	131,437	79.9
Real estate construction and land development:
Residential	92,297	2.3	85,547	2.2	6,750	7.9
Commercial and multifamily	160,723	4.0	141,336	3.7	19,387	13.7
Total real estate construction and land development	253,020	6.3	226,883	5.9	26,137	11.5
Consumer	207,035	5.2	232,541	6.1	(25,506)	(11.0)
Total	$4,001,295	100.0%	$3,815,662	100.0%	$185,633	4.9%
Loans receivable increased due primarily to higher commercial and industrial loan demand including an increased usage of lines of credit and an increase in residential real estate loans, including $98.5 million of purchased residential real estate loans as well as lower prepayments. This increase was offset partially by repayments of SBA PPP loans and a decrease in consumer loans due primarily to a $42.2 million decline in indirect loans outstanding as the Bank ceased indirect auto loan originations in 2020.
Loans classified as nonaccrual and performing TDR and nonperforming assets
The following table provides information about our nonaccrual loans, performing TDR loans and nonperforming assets for the dates indicated:

	September 30, 2022	December 31, 2021	Change	% Change
	(Dollars in thousands)
Nonaccrual loans: (1)
Commercial business	$6,234	$23,107	$(16,873)	(73.0)%
Residential real estate	—	47	(47)	(100.0)
Real estate construction and land development	—	571	(571)	(100.0)
Consumer	—	29	(29)	(100.0)
Total nonaccrual loans	6,234	23,754	(17,520)	(73.8)
Other real estate owned	—	—	—	n/a
Total nonperforming assets	$6,234	$23,754	$(17,520)	(73.8)%

Accruing loans past due 90 days or more	$20	$293	$(273)	(93.2)%

Credit quality ratios:
Nonaccrual loans to loans receivable	0.16%	0.62%	(0.46)%	(74.2)%
Nonaccrual loans to total assets	0.09	0.32	(0.23)	(71.9)
Performing TDR loans: (1)
Commercial business	$64,739	$57,142	$7,597	13.3%
Residential real estate	175	358	(183)	(51.1)
Real estate construction and land development	6,137	450	5,687	1,263.8

	September 30, 2022	December 31, 2021	Change	% Change
	(Dollars in thousands)
Consumer	812	1,160	(348)	(30.0)
Total performing TDR loans	$71,863	$59,110	$12,753	21.6%
(1) At September 30, 2022 and December 31, 2021, $1.7 million and $1.4 million of nonaccrual loans, respectively, and $2.2 million and $1.6 million of performing TDR loans, respectively, were guaranteed by government agencies.
The following table provides the changes in nonaccrual loans during the nine months ended September 30, 2022:

(In thousands)
Balance, beginning of period	$23,754
Additions	720
Net principal payments, sales and transfers to accruing status	(13,784)
Payoffs	(4,285)
Charge-offs	(171)
Balance, end of period	$6,234
Nonaccrual loans decreased $17.5 million, or 73.8%, due primarily to ongoing collection efforts, including the partial payoff of three large commercial and industrial loan relationships, the payoff of four commercial business loan relationships, and the transfer of five commercial business loan relationships totaling $10.1 million back to accruing status. The Bank also sold a pool of 14 nonaccrual loans totaling $1.0 million during the period ending March 31, 2022.

Allowance for Credit Losses on Loans Overview
The following table provides information regarding our ACL on loans for the periods indicated:

	At or For the Nine Months Ended September 30,
	2022	2021	Change	% Change
	(Dollars in thousands)
ACL on loans at the end of period	$42,089	$48,317	$(6,228)	(12.9)%

Credit quality ratios:
ACL on loans to loans receivable	1.05%	1.22%	(0.06)%	(5.4)
ACL on loans to loans receivable, excluding SBA PPP loans (1)	1.05	1.31	(0.10)	(8.7)
ACL on loans to nonaccrual loans	675.15	186.60	496.82	278.60

Net (recoveries) charge-offs	$(980)	$60	$(1,040)	0.02
Average loans receivable, net during the period (2)	3,815,387	4,297,875	(482,488)	(11.2)
Net recoveries on loans to average loans receivable, net(3)	(0.03)%	—%	(0.03)%	—%
(1) The ACL on loans does not include a reserve for SBA PPP loans as these loans are fully guaranteed by the SBA. See "Reconciliations of Non-GAAP Measures" section below.
(2) Average loan receivable, net includes loans held for sale.
(3) Annualized.
The ACL on loans decreased during the nine months ended September 30, 2022 due primarily to a reduction of loans individually evaluated for losses and as a result, their related ACL of $3.9 million as well as improvements in the economic forecast at September 30, 2022 as compared to the forecast at September 30, 2021 as the economic forecast as of September 30, 2021 still considered a more significant impact as as a result of COVID-19 and related variants.

The following table presents the ACL on loans by loan portfolio segment at the indicated dates:

	September 30, 2022		December 31, 2021
	ACL on loans	% of Total (1)	ACL on loans	% of Total (1)	Change	% Change
	(Dollars in thousands)
Commercial business	$31,940	81.1%	$33,049	83.7%	$(1,109)	(3.4)%
Residential real estate	2,545	7.4	1,409	4.3	1,136	80.6
Real estate construction and land development	5,104	6.3	5,276	5.9	(172)	(3.3)
Consumer	2,500	5.2	2,627	6.1	(127)	(4.8)
Total ACL on loans	$42,089	100.0%	$42,361	100.0%	$(272)	(0.6)%
(1) Represents the percent of loans receivable by loan category to loans receivable.

Deposits Overview
The following table summarizes the Company's deposits at the dates indicated:

	September 30, 2022		December 31, 2021
	Balance	% of Total	Balance	% of Total	Change	% Change
	(Dollars in thousands)
Noninterest demand deposits	$2,308,583	37.0%	$2,343,909	36.7%	$(35,326)	(1.5)%
Interest bearing demand deposits	1,997,989	32.0%	1,946,605	30.4	51,384	2.6
Money market accounts	996,214	16.0%	1,120,174	17.5	(123,960)	(11.1)
Savings accounts	647,526	10.4%	640,763	10.0	6,763	1.1
Total non-maturity deposits	5,950,312	95.4	6,051,451	94.6	(101,139)	(1.7)
Certificates of deposit	287,423	4.6	342,839	5.4	(55,416)	(16.2)
Total deposits	$6,237,735	100.0%	$6,394,290	100.0%	$(156,555)	(2.4)%
Total deposits decreased due primarily to competitive pricing pressures and customers moving excess funds to alternative higher yielding investments.
The Bank entered into a purchase and sale agreement with a third party to sell and transfer assets, deposits and other liabilities of its branch in Ellensburg during the three months ended September 30, 2022. As a result of entering into this purchase and sale agreement, $22.7 million in deposits were transferred to held for sale. The lower of amortized cost or fair value adjustment upon transferring these deposits to held for sale was not material. The sale is expected to be completed during the three months ended March 31, 2023; however, the completion of this sale depends on many factors including regulatory approval.

Stockholders' Equity Overview
The Company’s stockholders' equity to assets ratio was 10.8% and 11.5% at September 30, 2022 and December 31, 2021, respectively, and decreased due primarily to a decrease in AOCI of $114.4 million following increases in market interest rates during the nine months ended September 30, 2022, which negatively impacted the fair value of our investment securities available for sale. AOCI has no effect on our regulatory capital ratios as the Company opted to exclude it from our common equity tier 1 capital calculations as set forth below.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On October 19, 2022, the Company’s board of directors declared a regular quarterly dividend of $0.21 per common share payable on November 16, 2022 to shareholders of record on November 2, 2022.

Regulatory Requirements Overview
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. Heritage Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the unaudited Condensed Consolidated Financial Statements. Additionally, the Company and the Bank are required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. Management believes that as of September 30, 2022, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of September 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories. The following table presents the actual capital ratios of the Company and the Bank at the periods indicated:

	Company		Heritage Bank
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Common equity Tier 1 capital ratio	12.8%	13.5%	13.0%	13.8%
Leverage ratio	9.2	8.7	9.0	8.6
Tier 1 capital ratio	13.3	13.9	13.0	13.8
Total capital ratio	14.0	14.8	13.8	14.7
Capital conservation buffer	6.0	6.8	5.8	6.7
As of both September 30, 2022 and December 31, 2021, the capital measures reflect the revised CECL capital transition provisions adopted by the Federal Reserve and the FDIC that allowed the Bank the option to delay for two years until December 31, 2021 an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period.

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

Critical Accounting Policies
Our critical accounting policies are described in detail in the "Critical Accounting Policies" section within Item 7 of our 2021 Annual Form the Form 10-K. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting policies include estimates of the ACL on investment securities, the ACL on loans, the ACL on unfunded commitments and goodwill. There have been no material changes in these policies during the nine months ended September 30, 2022.

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

The Company believes presenting loan yield excluding the effect of discount accretion on acquired loans is useful in assessing the impact of acquisition accounting on loan yield as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off its balance sheet. Incremental accretion on acquired loans represents the amount of interest income recorded on acquired loans in excess of the contractual stated interest rate in the individual loan notes due to incremental accretion of purchased discount or premium. Purchased discount or premium is the difference between the contractual loan balance and the fair value of acquired loans at the acquisition date, or as modified by the adoption of ASU 2016-13. The purchased discount is accreted into income over the remaining life of the loan. The impact of incremental accretion on loan yield will change during any period based on the volume of prepayments, but it is expected to decrease over time as the balance of the acquired loans decreases. Similarly, presenting loan yield excluding the effect of SBA PPP loans is useful in assessing the impact of these special program loans that have substantially decreased within a short time frame.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Dollars in thousands)
Loan yield, excluding SBA PPP Loans and Incremental Accretion on Acquired Loans, annualized:
Interest and fees on loans (GAAP)	$43,847	$46,863	$125,762	$147,137
Exclude interest and fees on SBA PPP loans	(275)	(8,042)	(5,138)	(27,181)
Exclude incremental accretion on acquired loans	(398)	(681)	(1,252)	(2,250)
Adjusted interest and fees on loans (non-GAAP)	$43,174	$38,140	$119,372	$117,706

Average loans receivable, net (GAAP)	$3,859,839	$4,005,585	$3,815,387	$4,297,875
Exclude average SBA PPP loans	(5,726)	(392,570)	(49,423)	(665,681)
Adjusted average loans receivable, net (non-GAAP)	$3,854,113	$3,613,015	$3,765,964	$3,632,194

Loan yield, annualized (GAAP)	4.51%	4.64%	4.41%	4.58%
Loan yield, excluding SBA PPP loans and incremental accretion on acquired loans, annualized (non-GAAP)	4.44%	4.19%	4.24%	4.33%
The Company considers presenting the ratio of ACL on loans to loans receivable, excluding SBA PPP loans, to be a useful measurement in evaluating the adequacy of the Company's ACL on loans as the balance of SBA PPP loans was significant to the loan portfolio, and since SBA PPP loans are guaranteed by the SBA, the Company has not provided an ACL on loans for SBA PPP loans.

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
ACL on Loans to Loans Receivable, excluding SBA PPP Loans:
Allowance for credit losses on loans (GAAP)	$42,089	$42,361

Loans receivable (GAAP)	$4,001,295	$3,815,662
Exclude SBA PPP loans	(3,593)	(145,840)
Loans receivable, excluding SBA PPP (non-GAAP)	$3,997,702	$3,669,822

ACL on loans to loans receivable (GAAP)	1.05%	1.11%
ACL on loans to loans receivable, excluding SBA PPP loans (non-GAAP)	1.05%	1.15%

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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2022 are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Repurchase Plans
The following table provides information about repurchases of common stock by the Company during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2022—July 31, 2022	—	$—	9,986,863	638,214
August 1, 2022— August 31, 2022	—	—	9,986,863	638,214
September 1, 2022—September 30, 2022	100	26.94	9,986,863	638,214
Total	100	$26.94
(1)Of the common shares repurchased by the Company between July 1, 2022 and September 30, 2022, all shares represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units.
(2)On March 12, 2020 the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares, under the twelfth stock repurchase plan.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable
ITEM 5.    OTHER INFORMATION
None

ITEM 6.     EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
10.39	Transitional Retirement Agreement made and entered into on September 26, 2022, effective as of January 1, 2023 by and between Heritage Financial Corporation and Cindy M. Hirman	8-K	10.1	09/26/2022
10.40*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Jeffrey J. Deuel	10-Q		11/8/2022
10.41*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Donald J. Hinson	10-Q		11/8/2022
10.42*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Bryan McDonald	10-Q		11/8/2022
10.43*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Tony Chalfant	10-Q		11/8/2022
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(*) Indicates management contract or compensatory plan or arrangement.
(1) Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION
Date:
November 8, 2022	/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer
Date:
November 8, 2022	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer