Form 10-K
period 2022-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2023-02-24
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, based on the closing price of its common stock on such date, on the NASDAQ Global Select Market, of $25.16 per share, and 34,559,081 shares held by non-affiliates was $869,506,478. The registrant had 35,106,697 shares of common stock outstanding as of February 14, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
December 31, 2022

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

CMO	Collateralized Mortgage Obligation
Company	Heritage Financial Corporation
COVID Modifications	Loans with modifications made in compliance with the CARES Act, as amended, and related regulatory guidance
COVID-19 Pandemic	Coronavirus Disease of 2019 Pandemic
CRE	Commercial real estate
DEI	Diversity, Equity, and Inclusion
DFI	Division of Banks of the Washington State Department of Financial Institutions
Economic Growth Act	Economic Growth, Regulatory Relief and Consumer Protection Act
Equity Plan	Heritage Financial Corporation 2014 Omnibus Equity Plan, as amended
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
Federal Reserve Bank	Federal Reserve Bank of San Francisco
FHLB	Federal Home Loan Bank of Des Moines
FOMC	Federal Open Market Committee within the Federal Reserve System
Form 10-K	Company's Annual Report on Form 10-K
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offering Rate
LIHTC	Low-Income Housing Tax Credit
NMTC	New Market Tax Credits
MBS	Mortgage-backed security
OCC	Office of the Comptroller of the Currency
PCD	Purchased Credit Deteriorated; loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected; accounted for under FASB ASC 326
Plan	Heritage Financial Corporation 401(k) Profit Sharing Plan and Trust
PPP	Paycheck Protection Program
Proxy Statement	Definitive proxy statement for the annual meeting of shareholders to be held on May 3, 2023
Related Party	Certain directors, executive officers and their affiliates
ROU	Right-of-Use
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SM	Special Mention
SOFR	Secured Overnight Financing Rate

SS	Substandard
TDR	Troubled debt restructured
Unfunded Commitments	Off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments
USDA	United States Department of Agriculture

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
This Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These statements relate to our financial condition, results of operations, beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance or business. The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements whether as a result of new information, future events or otherwise. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results for future periods to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company’s operating results and stock price performance. These risks include, but are not limited to:
•potential adverse impacts to economic conditions nationally or in our local market areas, other markets where the Company has lending relationships, or to other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as increasing prices and supply chain disruptions, and any governmental or societal responses to new COVID-19 variants;
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
•the transition away from LIBOR toward new interest rate benchmarks;
•the impact of repricing and competitors' pricing initiatives on loan and deposit products;
•fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;
•secondary market conditions for loans and our ability to sell loans in the secondary market;
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
•legislative or regulatory changes that adversely affect our business, including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules, and including changes as a result of the COVID-19 Pandemic;
•our ability to attract and retain deposits;
•liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
•our ability to control operating costs and expenses;
•effects of critical accounting policies and judgements, including the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•the effectiveness of our risk management framework;
•staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our workforce and potential associated charges;
•our ability to keep pace with the rate of technological advances;
•disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions;
•our ability to retain key members of our senior management team;
•costs and effects of litigation, including settlements and judgments;
•our ability to implement our business strategies and manage our growth;
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
•future goodwill impairment due to changes in our business, market conditions, or other factors;
•changes arising from acquiring assets or expanding into new geographic markets, products, pr services;
•increased competitive pressures among financial service companies;

•changes in consumer spending, borrowing and savings habits;
•the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•our ability to pay dividends on our common stock;
•the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets, including on market liquidity;
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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•other risks described elsewhere in this Form 10-K and in our other reports filed with or furnished to the SEC.

PART I
ITEM 1.        BUSINESS
Overview
Heritage Financial Corporation is a bank holding company that was incorporated in the State of Washington in August 1997. We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly owned subsidiary and single reportable segment, Heritage Bank.
Heritage Bank is headquartered in Olympia, Washington and conducts business from its 50 branch offices located throughout Washington State, the greater Portland, Oregon area and Eugene, Oregon as of December 31, 2022. On January 10, 2023, the Company opened its 51st branch in Boise, Idaho which is the first branch in Idaho. The deposits of the Bank are insured by the FDIC.
Our business consists primarily of commercial lending and deposit relationships with small and medium-sized businesses and their owners in our market areas and attracting deposits from the general public. We also make real estate construction and land development loans, consumer loans and residential real estate loans for sale or investment purposes on residential properties located primarily in our market.
Business Strategy
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
Expand geographically as opportunities present themselves. We are committed to continuing the controlled expansion of our franchise through strategic acquisitions designed to increase our market share and enhance franchise value. We believe that consolidation across the community bank landscape will continue to take place and further believe that, with our capital and liquidity positions, our approach to credit management, and our extensive acquisition experience, we are well-positioned to take advantage of acquisitions or other business opportunities in our market areas. In markets where we wish to enter or expand our business, we will also consider opening de novo branches typically in conjunction with hiring commercial lending and deposit teams. In the past, we have successfully integrated acquired institutions and opened de novo branches. We will continue to be disciplined and opportunistic as it pertains to future acquisitions and de novo branching, focusing on the Pacific Northwest markets we know and understand.
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
Maintain a strong balance sheet. In addition to our focus on underwriting, we believe the strength of our balance sheet provides us with the flexibility to manage through a variety of scenarios including additional growth-related activities. As of December 31, 2022, our liquidity position was $103.6 million in cash and cash equivalents and $2.10 billion in total investment securities. See also "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" of this Form 10-K. As of December 31, 2022, the regulatory capital ratios of the Bank were well in excess of the levels required for “well-capitalized” status, and our consolidated common equity tier 1 capital ratio, leverage ratio, Tier 1 capital ratio, and total capital ratio were 12.8%, 9.7%, 13.2% and 14.0%, respectively.
Focused deposit growth. Our strategic focus is to continuously grow deposits with emphasis on total relationship banking with our business and retail customers. We continue to seek to increase our market share in the communities we serve by providing exceptional customer service, focusing on relationship development with local businesses and strategic branch expansion. Our primary focus is to maintain a high level of non-maturity deposits to internally fund our loan growth with a low reliance on maturity (certificate) deposits. At December 31, 2022, our non-maturity deposits were 94.8% of our total deposits. Our technology-based products, including online personal financial management, business cash management and business remote deposit products enable us to compete effectively with banks of all sizes. Our retail and commercial management teams are well-seasoned and have strong ties to the communities we serve with a strong focus on relationship building and customer service.
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
There have been no material changes to our business strategy during the years ended December 31, 2022 and 2021, except for our participation in the SBA's PPP program which expired on May 31,2021.
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

Type of Combination	Date of Combination	Acquired Holding Company Name	Acquired Bank Name	Total Assets Acquired (in millions)
Acquisition	June 1998	North Pacific Bancorporation	North Pacific Bank	$85
Acquisition	March 1999	Washington Independent Bancshares, Inc.	Central Valley Bank	61
Acquisition	June 2006	Western Washington Bancorporation	Washington State Bank, N.A.	57
FDIC Assisted Purchase	August 2010	n/a	Cowlitz Bank	345
FDIC Assisted Purchase	November 2010	n/a	Pierce Commercial Bank	211
Acquisition	January 2013	n/a	Northwest Commercial Bank	65
Acquisition	July 2013	Valley Community Bancshares, Inc.	Valley Bank	237
Merger	May 2014	Washington Banking Company	Whidbey Island Bank	1,657
Acquisition	January 2018	Puget Sound Bancorp, Inc.	Puget Sound Bank	571
Acquisition	July 2018	Premier Commercial Bancorp	Premier Community Bank	387
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
Lending Activities
Our lending activities are conducted through the Bank. While our focus is on commercial business lending, we also originate consumer loans, real estate construction and land development loans, and residential real estate loans both held for sale and investment. Our loans are originated under policies that are reviewed and approved annually by our Board of Directors. In addition, we have established internal lending guidelines that are updated as needed. These policies and guidelines address underwriting standards, structure and rate considerations, and compliance with laws, regulations and internal lending limits. We conduct post-approval reviews on selected loans and routinely perform internal loan reviews of our loan portfolio to confirm credit quality, proper documentation and compliance with laws and regulations. Loan repayments are considered one of the primary sources of funding for the Bank.
Commercial Business Lending
At December 31, 2022 we had $3.22 billion, or 79.4% of our loans receivable, in commercial business loans. We offer different types of commercial business loans, including lines of credit, term equipment financing and term owner-occupied and non-owner occupied commercial real estate loans. We also originate loans that are guaranteed by the U.S. SBA, for which the Bank is a “preferred lender”, the U.S. Department of Agriculture and the Federal Agricultural Mortgage Corporation. Before extending credit to a business, we review and analyze the borrower’s management ability, financial history, including cash flow of the borrower and all guarantors, and the liquidation value of the collateral. Emphasis is placed on having a comprehensive understanding of the borrower’s global cash flow and performing necessary financial due diligence.
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
See also, Item 1A. Risk Factors—Our loan portfolio is concentrated in loans with a higher risk of loss.
The Bank may enter into non-hedging interest rate swap contracts with commercial customers to accommodate their business needs. For additional information, see Note (8) Derivative Financial Instruments of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.
We participated in the PPP which is administered by the SBA. The CARES Act initially amended the SBA’s loan program to create a guaranteed, unsecured loan program, the PPP, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the COVID-19 Pandemic. Through the conclusion of the program on May 31, 2021, the Bank had funded 7,184 SBA PPP loans totaling $1.28 billion with an average loan size of $178,000. As of December 31, 2022, total funded SBA PPP loans decreased to $1.5 million, net of unamortized net deferred fees of $103,000, due primarily to principal and interest forgiveness payments from the SBA as the Bank began accepting and processing the forgiveness applications during the three months ended December 31, 2020.
Residential Real Estate Loans, Originations and Sales
At December 31, 2022, residential real estate loans totaled $343.6 million, or 8.5% of our loans receivable. The majority of our residential real estate loans are secured by single-family residences located in our primary market areas. Our underwriting standards require that residential real estate loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms typically range from 15 to 30 years. As part of our asset/liability management strategy, we may also sell originated residential real estate loans in the secondary market with no recourse and servicing released.

Real Estate Construction and Land Development
At December 31, 2022, we had $294.1 million, or 7.3% of our loans receivable, in real estate construction and land development loans, including residential construction loans and commercial and multifamily construction loans.
We originate residential construction loans for the construction of single-family custom homes (where the homeowner is the borrower). We also provide financing to builders for the construction of pre-sold homes and speculative residential property. Because of the higher risks present in the residential construction industry, our lending to builders is limited to those who have demonstrated a favorable record of performance and who are building in markets that management understands. We further endeavor to limit our construction lending risk through adherence to strict underwriting guidelines and procedures. Speculative construction loans are short term in nature and have a variable rate of interest. We require builders to have tangible equity in each construction project; have prompt and thorough documentation of all draw requests; and we inspect the project prior to paying any draw requests.
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
Consumer
At December 31, 2022, we had $195.9 million, or 4.8% of our loans receivable, in consumer loans. We originate consumer loans and lines of credit that are both secured and unsecured.
During the three months ended March 31, 2020, we ceased indirect auto loan originations, which are classified as consumer loans within loans receivable. These indirect consumer loans are secured by new and used automobile and recreational vehicles and were originated indirectly by established and well-known dealers located in our market areas. In addition, the indirect loans purchased were made to only prime borrowers. At December 31, 2022, we had $62.9 million, or 1.6% of our loans receivable, in indirect auto loans remaining which is a decrease of $54.4 million or 46.4% from $117.3 million as of December 31, 2021.
Supervision and Regulation
We are subject to extensive regulation, and supervision under federal law and the law of Washington State, which are both primarily intended to protect depositors and the FDIC, and not shareholders. Additionally, the Consumer Financial Protection Bureau is responsible for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements.
Any change in applicable laws, regulations, or regulatory policies may have a material effect on our business, operations, and prospects. We cannot predict the nature or the extent of the effects on our business and earnings that any fiscal or monetary policies or new Federal or State laws may have in the future.
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
Federal Reserve policy provides that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. A bank holding company’s failure to meet its obligation to serve as a source of strength by providing financial assistance to a subsidiary bank in financial distress is generally considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both.
As a bank holding company, we are required to obtain the prior approval of the Federal Reserve to acquire all, or substantially all, of the assets of any other bank or bank holding company. Prior Federal Reserve approval is required for any bank holding company to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, the acquiring bank holding company would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. In addition to the approval of the Federal Reserve, prior approval may for such acquisitions also be necessary from other agencies including the DFI and agencies that regulate the target. In July 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged federal banking agencies to review their current merger oversight practices and adopt a plan for revitalization of such practices. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized and the prospects for such action are uncertain at this time.
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
Bank regulations also require bank holding companies and banks to maintain minimum capital ratios and a capital conservation buffer. For additional information, see “Capital Adequacy” below. In addition, under Washington corporate law, a company generally may not pay dividends if, after that payment, the company would not be able to pay its liabilities as they become due in the usual course of business or its total assets would be less than its total liabilities.
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
The stock of the Company is registered with the SEC under the "Exchange Act. As such, the Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.
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
The Bank pays dividends to the Company. The FDIC and the DFI also have the general authority to restrict capital distributions by the Bank, including dividends paid by the Bank to the Company. Such restrictions are generally tied to the Bank’s capital levels after giving effect to such distributions. Our long-term ability to pay dividends to our stockholders is based primarily upon the ability of the Bank to make capital distributions to the Company. So long as the Bank remains “well-capitalized” after each capital distribution, and operates in a safe and sound manner, it is management's belief that the banking regulators will continue to allow the Bank to distribute its earnings to the Company, although no assurance can be given in this regard.
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
The Company’s and the Bank's required and actual capital levels as of December 31, 2022 are listed in Note (21) Regulatory Capital Requirements of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.
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
As of December 31, 2022, the Company and the Bank met all minimum capital requirements and the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. See Note (21) Regulatory Capital Requirements of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.
Commercial Real Estate Transactions
The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and maintaining capital levels commensurate with the level and nature of real estate concentrations. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk: total loans for construction, land development, and other land represent 100% or more of the bank’s total capital; or total commercial real estate loans (as defined in the guidance) greater than 300% of the Bank’s total capital and an increase in the bank’s commercial real estate portfolio of 50% or more during the prior 36 months.
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
In October 2022, the FDIC finalized a rule that will increase the initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023 (January 1, 2023 through March 31, 2023). The FDIC, as required under the Federal Deposit Insurance Act, established a plan in September 2020 to restore the Deposit Insurance

Fund reserve ratio to meet or exceed the statutory minimum of 1.35 percent within eight years. This plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC’s recent projections, however, the FDIC determined that the Deposit Insurance Fund reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. The increased assessment would improve the likelihood that the Deposit Insurance Fund reserve ratio would reach the required minimum by the statutory deadline, consistent with the FDIC’s Amended Restoration Plan. The FDIC also concurrently maintained the Designated Reserve Ratio (“DDR”) for the Deposit Insurance Fund at 2 percent for 2023. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2 percent in order to support growth in the Deposit Insurance Fund in progressing toward the FDIC’s long-term goal of a 2 percent DRR. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2 percent, and again when it reaches 2.5 percent. The revised assessment rate schedule will remain in effect unless and until the reserve ratio meets or exceeds 2 percent, absent further action by the FDIC.
Bank Secrecy Act / Anti-Money Laundering Laws
The Bank is subject to the Bank Secrecy Act and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of their customers. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.
Privacy Standards and Cybersecurity
The Bank is subject to federal regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. These regulations require the Bank to disclose its privacy policy, including informing consumers of their information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours.
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
The Economic Growth Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, risk weights for certain high-risk commercial real estate loans and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a Community Bank Leverage Ratio, which became effective January 1, 2020. The new ratio is an optional framework that is designed to reduce regulatory burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework starting in the first quarter of 2020. Qualifying community banking organizations that elect to use the Community Bank Leverage Ratio framework and that maintain a leverage ratio of greater than nine percent are considered to have satisfied the risk-based and leverage capital requirements in the agencies’ generally applicable capital rule. Additionally, such insured depository institutions are considered to have met the well-capitalized ratio requirements for purposes of section 38 of the Federal Deposit Insurance Act. The leverage ratio required for purposes of the new framework is calculated as Tier 1 capital divided by average total consolidated assets, consistent with how banking organizations calculate their leverage ratio under the current rules. As of December 31, 2022, the Company and the Bank had not elected to be subject to the Community Bank Leverage Ratio.
CECL. The FASB issued a new accounting standard the Bank adopted on January 1, 2020. This standard, referred to as CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the prior method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. Concurrent with enactment of the CARES Act, federal banking agencies issued an interim final rule that delays the estimated impact on regulatory capital resulting from the adoption of CECL. The interim final rule provided banking organizations that implemented CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. The changes in the final rule apply only to those banking organizations that elected the CECL transition relief provided under the rule. The Company and the Bank elected this option.
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
Code of Ethics
We have adopted a Code of Ethics that applies to our principal officers. We have posted the text of our Code of Ethics at www.hf-wa.com in the section titled Overview: Governance Documents. Any significant changes or waivers of the Code of Ethics will be publicly disclosed to shareholders.
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
Human Capital
Demographics
As of December 31, 2022, the Bank employed 793 full-time and 36 part-time employees across Washington, Oregon, and Idaho. No employees are represented by a collective bargaining agreement. During 2022, we hired 238 regular full-time and part-time employees. Voluntary workforce turnover (rolling 12-month attrition) was 19.4%, compared to 20.8% in 2021. Our average tenure was 7.1 years. Our workforce was 71.3% female and 28.7% male, and women held 69.8% of the bank’s management roles (including department supervisors and managers, as well as executive leadership). The average tenure of management was 9.9 years. The ethnicity of our workforce was 75.6% White, 8.6% Asian, 6.3% Hispanic, 4.5% Two or More Races, 2.3% Black, and 2.8% other.
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
The Company strives to maintain an environment of open communication with access to senior management, which includes quarterly all-employee virtual meetings, as well as New Employee Orientation hosted by the Chief Executive Officer. To further enhance our “listening culture” and foster open communications, we utilize a pulse survey platform to provide employees with a chance to share feedback directly with leadership throughout the year, including internal communications and COVID-19 Pandemic-related surveys. Survey results are shared with executive leadership and drive action planning. We also host Celebrate Great, an active internal peer recognition platform, where managers and employees post appreciation and recognition for co-workers and teams. The Company celebrates “Employee Appreciation Days” in the spring and fall which includes prizes, games, employee recognition and in-person events hosted by executive management. During 2021, the Puget Sound Business Journal recognized Heritage Bank as one of the Top 100 Best Workplaces in the Puget Sound. In 2022, the Company dedicated an afternoon to volunteering at organizations and nonprofits throughout our communities and closed all customer facing locations early. Over 500 employees participated and volunteered over 1,500 hours of service.
In addition to vacation and sick leave, all employees receive at least eight hours of paid time each year specifically to use for volunteer activities of their choice in the communities where they live and work.
COVID-19
The Company maintained its commitment to supporting its community and customers during the COVID-19 Pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its customers. As of December 31,

2022, all banking branches are open with normal hours and substantially all employees have returned to their routine working environments. The Company continues to monitor the situation and will continue to implement measures commensurate with guidance issued by the Centers for Disease Control and state/local health authorities.
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
The following chart depicts the percentage of self-identified females and minorities in our workforce at December 31, 2022, by job classification as defined by the Equal Employment Opportunity Commission (“EEOC”):

Job Classification	Female %	Minority %(1)	Distribution by EEOC Job Classification
Administrative Support Workers	83.9%	33.0%	47.2%
Executive/Senior Level Officials and Managers	34.6	3.8	3.1
First/Mid-Level Officials and Managers	74.7	22.0	22.4
Professionals	58.3	14.2	15.3
Sales Workers	42.7	13.5	11.6
Service Workers	—	—	0.4
(1) Includes employees self-identified as Hispanic or Latino, Black or African American, Asian, Native Hawaiian or Other Pacific Islander, American Indian or Alaska Native, or Two or More Races.
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
Executive Officers
The following table sets forth information with respect to executive officers of the Company at December 31, 2022:

Name	Age as of December 31, 2022	Position	Has Served the Company or Bank Since
Jeffrey J. Deuel	64	President and Chief Executive Officer of Heritage Financial Corporation and Chief Executive Officer of Heritage Bank	2010
Bryan McDonald	51	Executive Vice President of Heritage Financial Corporation and President and Chief Operating Officer of Heritage Bank	2014
Donald J. Hinson	61	Executive Vice President and Chief Financial Officer of Heritage Financial Corporation and Heritage Bank	2005

Tony Chalfant	61	Executive Vice President and Chief Credit Officer of Heritage Financial Corporation and Heritage Bank	2018
Cindy Hirman (formerly Huntley)	59	Executive Vice President and Chief Banking Officer of Heritage Bank	1988
The business experience of each executive officer is set forth below.
Jeffrey J. Deuel is the President and Chief Executive Officer of Heritage Financial Corporation and Chief Executive Officer of Heritage Bank. Mr. Deuel was promoted to President and Chief Executive Officer of Heritage Bank and President of Heritage Financial Corporation effective July 2018 and then promoted to President and Chief Executive Officer of Heritage Financial Corporation effective July 2019. Mr. Deuel was promoted to President and Chief Operating Officer of Heritage Bank and Executive Vice President of Heritage Financial Corporation in September 2012. In November 2010, Mr. Deuel was named Executive Vice President and Chief Operating Officer of Heritage Bank and Executive Vice President of the Company. Mr. Deuel joined Heritage Bank in February 2010 as Executive Vice President. Prior to joining Heritage, Mr. Deuel held the position of Executive Vice President Commercial Operations with JPMorgan Chase, formerly Washington Mutual. Prior to joining Washington Mutual, Mr. Deuel was based in Philadelphia where he worked for Bank United, First Union Bank, CoreStates Bank, and First Pennsylvania Bank. During his career Mr. Deuel held a variety of leadership positions in commercial banking including lending, credit administration, portfolio management, retail, corporate strategies, and support services. He earned his Bachelor’s degree at Gettysburg College.
Bryan McDonald is the President and Chief Operating Officer of Heritage Bank. Mr. McDonald was promoted to Executive Vice President and Chief Operating Officer of Heritage Bank effective July 1, 2018 and then promoted to President and Chief Operating Officer of Heritage Bank effective July 1, 2021. Mr. McDonald joined Heritage Bank as an Executive Vice President and Chief Lending Officer as a result of the merger between Heritage Financial and Washington Banking Company effective May 1, 2014. Previously, with Whidbey Island Bank he held the position of President and Chief Executive Officer of Whidbey Island Bank from January 2012 to May 2014. He joined Whidbey Island Bank in 2006 as Commercial Banking Manager and was promoted to Chief Operating Officer in 2010. Mr. McDonald has extensive managerial experience in various sales, credit, operations, commercial banking and residential real estate areas. Before joining the team at Whidbey Island Bank, he was Snohomish and King County Business Group Manager where he was responsible for developing all aspects of Peoples Bank's commercial banking operation in King and Snohomish counties.
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
Cindy Hirman (formerly Cindy Huntley) was appointed Executive Vice President and Chief Banking Officer in September of 2019. On September 26, 2022, Heritage entered into a transitional retirement agreement with Ms. Hirman, effective January 1, 2023. The agreement with Ms. Hirman provides for an employment period through April 3, 2023, which is Ms. Hirman’s planned retirement date. Ms. Hirman will serve as Executive Vice President, a part-time position in which she will assist with the transition of her Chief Banking Officer duties. Cindy has been with Heritage Bank since 1988 and previously served as a Director of Retail Banking since 2006 and a Senior Vice President since 2004. During her tenure with Heritage, Ms. Huntley has held numerous positions including marketing, retail and executive support positions. She holds a Bachelor's degree in Management from the University of Northern Colorado and graduated from the Pacific Coast Banking School.

ITEM 1A.    RISK FACTORS
We assume and manage a certain degree of risk in order to conduct our business strategy. In addition to the risk factors described below, other risks and uncertainties not specifically mentioned, or that are currently known to, or deemed to be immaterial by management, also may materially and adversely affect our financial condition, results of operations and/or cash flows. Before making an investment decision, you should carefully consider the risks described below together with all of the other information included in this Form 10-K and our other filings with the SEC. If any of the circumstances described in the following risk factors actually occur to a significant degree, the value of our common stock could decline, and you could lose all or part of your investment. This Form 10-K is qualified in its entirety by these risk factors.

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
At December 31, 2022, our commercial business loans totaled $3.22 billion, or 79.4% of our total loan portfolio, of which $5.9 million, or 0.2%, were classified as nonaccrual at December 31, 2022. The majority of the nonperforming commercial business loans were secured by real estate. Within commercial business loans, agricultural loans totaled $57.3 million, or 1.4% of our total loan portfolio and 1.8% of our commercial business loans at December 31, 2022 of which $2.6 million, or 4.5% were classified as nonaccrual loans at December 31, 2022.
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
As of December 31, 2022, our owner and non-owner occupied commercial real estate loans totaled $2.52 billion, or 62.3% of our total loan portfolio, of which $212,000 were classified as nonaccrual at December 31, 2022.
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
As of December 31, 2022, our real estate construction and land development loans totaled $294.1 million, or 7.3% of our total loan portfolio, of which $80.1 million, or 2.0% of our total loan portfolio, were residential construction and $214.0 million, or 5.3% of our total loan portfolio, were commercial and multifamily construction. Within this category, $37,000 of our total real estate construction and land development loans, were classified as nonaccrual at December 31, 2022.
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
The ACL on loans is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Loans are charged-off through the ACL on loans when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are recorded to the ACL on loans. The Bank records the changes in the ACL on loans through earnings as a "(Reversal of) provision for credit losses" on the Consolidated Statements of Income.
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
•we may be exposed to previously known or unknown regulatory compliance deficiencies from the acquired institution;
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

•from 2006 through 2022, we completed eight acquisitions or mergers, including one acquisition in 2006, two acquisitions during 2010, two acquisitions during 2013, one merger in 2014 and two acquisitions in 2018 that enhanced our rate of growth. We may not be able to continue to sustain our past rate of growth or to grow at all in the future;
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
•to the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. As discussed below under the risk factor heading “We may experience future goodwill impairment, which could reduce our earnings” we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operations and financial condition; and
•we are required to record acquired loans through acquisitions at fair value, which may differ from the outstanding balance of such loans. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances on the acquisition date. The difference between the fair value and the outstanding balance of such loans is accreted into net interest income. Thus, our net interest margins may initially increase due to accretion. The yields on our loans could decline as our acquired loan portfolio pays down or matures, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods.
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
Substantially all of our loans are to businesses and individuals in the states of Washington and Oregon. A return of recessionary conditions or adverse economic conditions in the primary market areas of the Pacific Northwest in which we operate could reduce our rate of growth, affect our customers' ability to repay loans and have a material adverse effect on our business, financial condition, and results of operations. General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect our profitability. Weakness in the global economy and global supply chain issues have adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how changes in tariffs being imposed on international trade may also affect these businesses. Changes in agreements or relationships between the United States and other countries may also affect these businesses.
A deterioration in economic conditions in our market areas of the Pacific Northwest as a result of inflation, a recession, the effects of COVID-19 variants or other factors could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:
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
Inflation can have an adverse impact on our business and on our customers.
Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Inflation has risen sharply since the end of 2021 and throughout 2022 at levels not seen for over 40 years. As discussed below under “Fluctuating interest rates can adversely affect our profitability,” as inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating-rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.
The economic impact of the COVID-19 Pandemic could continue to affect our financial condition and results of operations.
The COVID-19 Pandemic could continue to pose risks and could harm our business, our results of operations and the prospects of the Company. The COVID-19 Pandemic has adversely impacted the global and national economy and certain industries and geographies in which our clients operate. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 Pandemic on the business of the Company, its clients, employees and third-party service providers. The extent of such impact will depend on future developments. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long-term effects on the Company and its clients which are difficult to quantify.
We could be subject to a number of risks as a result of the COVID-19 Pandemic, any of which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, ability to execute our growth strategy, and ability to pay dividends. These risks include, but are not limited to, changes in demand for our products and services; increased loan losses or other impairments in our loan portfolios and increases in our ACL; a decline in collateral for our loans, especially real estate; unanticipated unavailability of employees; increased cyber security risks as employees work remotely; a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could necessitate a valuation allowance against our current outstanding deferred tax assets; a triggering event leading to impairment testing on our goodwill or core deposit and customer relationships intangibles, which could result in an impairment charge; and increased costs as the Company and our regulators, customers and vendors adapt to evolving pandemic conditions.
Risks Related to Market and Interest Rate Changes
Fluctuating interest rates can adversely affect our profitability.
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
Interest rates are highly sensitive to many factors that are beyond our control, including general and forecasted economic conditions reflected in the rates offered along the yield curve and the FHLB's fixed-rate advance index, and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. During the year ended December 31, 2022, in response to inflation, the FOMC of the Federal Reserve has increased the target range for the federal funds rate by 400 basis points to a range of 4.25% to 4.50% as of December 31, 2022 compared to a range of 0.00% to 0.25% at December 31, 2021 as it seeks to control inflation without creating a recession. If the FOMC further increases the targeted federal funds rate, overall interest rates will likely rise, which will positively impact our net interest income but may negatively impact both the housing market, by reducing refinancing activity and new home purchases, and the U.S. economy.
As is the case with many banks and saving institutions, our emphasis on increasing the development of core deposits (those deposits bearing no or a relatively low rate of interest with no stated maturity date) has resulted in our interest bearing liabilities having a shorter duration than our assets. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected; or if we do not raise interest rates we are paying on deposits to effectively compete with other banks or alternative investment options, we may see deposits decline leading to either a lower level of earning assets or higher borrowings, either of which would could potentially cause a decline in earnings.
Changes in interest rates also affect the value of our interest earning assets and in particular our investment securities portfolio. Generally, the fair value of fixed-rate investment securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on investment securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of investment securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity. Stockholders' equity, specifically AOCI, is increased or decreased by the amount of change in the estimated fair value of our securities available for sale, net of deferred income taxes. Increases in interest rates generally decrease the fair value of securities available for sale, which adversely impacts stockholders' equity.
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
Changes in the valuation of our investment securities portfolio could hurt our profits and reduce capital levels.
Factors beyond our control can significantly influence the fair value of investment securities in our portfolio and can cause potential adverse changes to the fair value of these investment securities, potentially reducing AOCI and/or earnings. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Our investment securities portfolio is evaluated for estimated credit losses and an ACL on investment securities, as appropriate, is recorded as a contra asset on the financial statement of condition and a provision for credit loss on investment securities through earnings. There can be no assurance that the declines in market value will not result in credit losses, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.
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
Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.
In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.
The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.
Climate change and related legislative and regulatory initiatives may materially affect the Company’s business and results of operations.
The potential effects of climate change are creating a heightened level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements in an attempt to reduce global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change.
The lack of empirical data surrounding the credit and other financial risks posed by climate change render it difficult, or even impossible, to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, the occurrence of unpredictable and more frequent weather disasters may adversely impact the real property, and/or the value of the real property, securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, natural disasters and related events, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting unknown impact could have a material adverse effect on our financial condition and results of operations.
Risks Related to Cybersecurity, Third-Parties and Technology
We rely on other companies to provide key components of our business infrastructure.
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
Our security measures may not protect us from system failures or interruptions. We have established policies and procedures to prevent or limit the impact of system breaches, failures, and interruptions. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While the Company selects third-party vendors carefully, it does not control their actions. If our third-party providers encounter difficulties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected and to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel. We cannot assure that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third-parties on which we rely.
Further, while we believe we maintain adequate insurance to cover these risks, our insurance coverage may not cover all losses resulting from breaches, system failures or other disruptions. The occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our business, financial condition and results of operations.
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
The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we may not be able to effectively compete.
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

We may experience future goodwill impairment, which could reduce our earnings.
Accounting standards require that we account for acquisitions or business combinations using the purchase method of accounting. Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer’s balance sheet as goodwill. In accordance with GAAP, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate a potential impairment exists. The evaluation may be based on a variety of quantitative factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows and data from comparable acquisitions. Additionally, we may perform a qualitative assessment that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, and financial performance. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against income, which could materially adversely affect our results of operations and financial condition. We performed our annual impairment assessment for goodwill as of December 31, 2022, and concluded there was no impairment.
The Company’s reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates, which, if incorrect, could cause unexpected losses in the future.
The Company’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The Company’s management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with generally accepted accounting principles and reflect management’s judgment regarding the most appropriate manner to report the Company’s financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances, yet might result in the Company’s reporting materially different results than would have been reported under a different alternative.
Certain accounting policies are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. These critical accounting policies include the ACL on loans, investments and unfunded commitments, and goodwill. Because of the uncertainty of estimates involved in these matters, the Company may be required to do one or more of the following: significantly increase the ACL and/or sustain credit losses that are significantly higher than the reserve provided, or recognize significant losses on the impairment of goodwill. For more information, refer to “Critical Accounting Estimates” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.
Other Risks Related to Operational Matters
We will be required to transition from the use of the LIBOR in the future.
FHLB advances, loans receivable, investment securities, subordinated debentures and trust preferred securities may be indexed to LIBOR to calculate the interest rate. ICE Benchmark Administration, the authorized and regulated administrator of LIBOR, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021 and the remaining USD LIBOR tenors will end publication in June 2023. Financial services regulators and industry groups have collaborated to develop alternate reference rate indices or reference rates. The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on SOFR). Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our trust preferred securities.
The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers or our borrowings may result in our incurring significant expenses in implementing the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with clients and creditors over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. For more information, refer to “Loan Portfolio Overview” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.
An increase in interest rates, change in the programs offered by secondary market purchasers or our ability to qualify for their programs may reduce our mortgage revenues, which would negatively impact our non-interest income.
We originate and sell residential real estate loans, or mortgage loans. The related mortgage income is a significant portion of our noninterest income. We generate gains on the sale of residential real estate loans pursuant to programs currently offered by the Federal Home Loan Mortgage Corporation and other secondary market purchasers. Any future changes in these purchase programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations. Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. In a rising or higher interest rate environment, the demand for mortgage loans, particularly refinancing of existing mortgage loans, tends to fall and our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold to investors. This would result in a decrease in gain on loans, net and a corresponding decrease in noninterest income. In addition, our results of operations are affected by the amount of noninterest expense associated with mortgage banking activities, such as salaries and employee benefits; occupancy and equipment expense; data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan originations.
Ineffective liquidity management could adversely affect our financial results and condition.
Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans or investment securities and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and borrowings from the FHLB and certain other wholesale funding sources to fund our operations. Deposit flows and the prepayment of loans and mortgage-related investment securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and the competition for deposits and loans in the markets we serve. Further, changes to the FHLB's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow and could therefore have a significant adverse impact on our liquidity. Although we have historically been able to replace maturing deposits and borrowings if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or market conditions change. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans and deposits are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations.
Additionally, collateralized public funds are bank deposits of state and local municipalities. These deposits are required to be secured by certain investment grade securities to ensure repayment, which on the one hand tends to reduce our contingent liquidity risk by making these funds somewhat less credit sensitive, but on the other hand reduces standby liquidity by restricting the potential liquidity of the pledged collateral. Although these funds historically have been a relatively stable source of funds for us, availability depends on the individual municipality's fiscal policies and cash flow needs. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" of this Form 10-K.
If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk; credit risk; market risk; interest rate risk; operational risk; information technology and cybersecurity risk; legal and compliance risk; and reputational risk, among others. We also maintain a compliance program to identify, measure, assess and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses and our business, financial condition and results of operations could be materially adversely affected.
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
Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.
Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.
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

ITEM 2.        PROPERTIES
The main office of the Company and the Bank is located in downtown Olympia, Washington. In addition, the Bank has three back office locations in Tacoma, Lynnwood and Burlington, Washington. The Bank's branch network at December 31, 2022 was comprised of 50 branches located throughout Washington and Oregon. In the opinion of management, all properties are adequately covered by insurance, are in good state of repair and are adequate to meet our present and immediately foreseeable needs.

ITEM 3.        LEGAL PROCEEDINGS
Neither the Company nor the Bank, is a party to any material pending legal proceedings other than ordinary routine litigation incidental to our businesses.

ITEM 4.        MINE SAFETY DISCLOSURES
Not applicable

PART II
ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol HFWA.
Holders
At December 31, 2022, we had approximately 1,133 shareholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms).
The Company has historically paid cash dividends to its common shareholders. On January 25, 2023, the Company’s

Board of Directors declared a regular quarterly dividend of $0.22 per common share payable on February 22, 2023 to shareholders of record on February 8, 2023. Payments of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. Management's projections show an expectation that cash dividends will continue for the foreseeable future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
October 1, 2022—October 31, 2022	—	$—	9,986,863	638,214
November 1, 2022— November 30, 2022	—	—	9,986,863	638,214
December 1, 2022—December 31, 2022	664	30.06	9,986,863	638,214
Total	664	$30.06
(1) Of the common shares repurchased by the Company between October 1, 2022 and December 31, 2022, all shares represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units.
(2) On March 12, 2020 the Company's Board of Directors announced the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares, under the twelfth stock repurchase plan. The repurchase program does not have a set expiration date and will expire upon repurchase of the full amount of authorized shares, unless terminated sooner by the Board of Directors. The repurchase program may be suspended or discontinued at any time by the Company’s Board of Directors.
Equity Compensation Plan Information.
The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this Form 10-K is incorporated herein by reference.

Performance Graph
The following graph shows the five-year comparison of the total return to shareholders of the Company’s common stock as compared to the NASDAQ Composite Index and the S&P U.S. SmallCap Banks Index during the five-year period beginning December 31, 2017 and ending December 31, 2022. Total return includes appreciation or depreciation in market value of the Company’s common stock as well as actual cash and stock dividends paid to common shareholders. The NASDAQ Composite Index is a broad equity market index comprised of all domestic and international common stocks listed on the Nasdaq Stock Market. The S&P U.S. SmallCap Banks Index is comparative peer index comprised of banks and related holding companies within the same market capitalization range as the Company. The graph assumes the value of the investment in Company’s common stock and each index was $100 on December 31, 2017, and all dividends were reinvested.
.

	Years Ended December 31,
Index	2017	2018	2019	2020	2021	2022
Heritage Financial Corporation	$100.00	$98.67	$96.67	$83.08	$89.62	$115.92
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
S&P U.S. SmallCap Banks Index	100.00	83.44	104.69	95.08	132.32	116.69
*Information for the graph was provided by S&P Global Market Intelligence.

ITEM 6.        [RESERVED]

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the year ended December 31, 2022. The information contained in this section should be read together with the December 31, 2022 audited Consolidated Financial Statements and the accompanying Notes included in Item 8. Financial Statements And Supplementary Data of this Form 10-K.
This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Form 10-K for the fiscal year ended December 31, 2021.

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
Our core profitability depends primarily on our net interest income. Net interest income is the difference between interest income, which is the income that we earn on interest earning assets, comprised primarily of loans and investment securities, and interest expense, which is the amount we pay on our interest bearing liabilities, consisting primarily of deposits. Management manages the repricing characteristics of the Company's interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve. Like most financial institutions, our net interest income is significantly affected by general and local economic conditions, particularly changes in market interest rates, including mostly recently significant changes as a result of inflation, and by governmental policies and actions of regulatory agencies. Net interest income is additionally affected by changes in the volume and mix of interest earning assets, interest earned on these assets, the volume and mix of interest bearing liabilities and interest paid on these liabilities.
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
Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of service charges and other fees, card revenue and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing and professional services. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses are the fixed and variable costs of buildings and equipment and consists primarily of lease expenses, depreciation charges, maintenance and utilities. Data processing consists primarily of processing and network services related to the Bank’s core operating system, including the account processing system, electronic payments processing of products and services, internet and mobile banking channels and software-as-a-service providers. Professional services consist primarily of third-party service providers such as auditors, consultants and lawyers.
Results of operations may also be significantly affected by general and local economic and competitive conditions, changes in accounting, tax and regulatory rules, governmental policies and actions of regulatory authorities, including changes resulting from the COVID-19 Pandemic and inflation and the governmental actions taken to address these issues. Net income is also impacted by growth of operations through organic growth or acquisitions.

Results of Operations
Net income was $81.9 million, or $2.31 per diluted common share, for the year ended December 31, 2022 compared to $98.0 million, or $2.73 per diluted common share, for the year ended December 31, 2021. Net income decreased $16.2 million, or 16.5% compared to December 31, 2021 primarily due to decreases in reversal of provision for credit losses of $27.9 million and a $5.0 million decrease in noninterest income. These decreases were partially offset by an increase of $13.6 million in net interest income to $219.4 million during the year ended December 31, 2022 compared to $205.8 million during the year ended December 31, 2021, primarily as a result of rising market interest rates and changes in the mix of total interest earning assets including an increase in higher yielding taxable securities.
The Company’s efficiency ratio was 60.63% for the year ended December 31, 2022 compared to 62.09% for the same period in 2021.

Average Balances, Yields and Rates Paid
The following table provides relevant net interest income information for the periods indicated:

	Year Ended December 31,
	2022			2021			2020
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2)(3)	$3,852,604	$174,275	4.52%	$4,181,464	$189,832	4.54%	$4,335,564	$192,417	4.44%
Taxable securities	1,646,058	40,627	2.47	846,892	17,492	2.07	731,378	17,541	2.40
Nontaxable securities (3)	135,004	3,488	2.58	158,968	3,899	2.45	152,447	3,659	2.40
Interest earning deposits	913,374	9,067	0.99	1,193,724	1,608	0.13	315,847	703	0.22
Total interest earning assets	6,547,040	227,457	3.47%	6,381,048	212,831	3.34%	5,535,236	214,320	3.87%
Noninterest earning assets	774,415			745,202			758,386
Total assets	$7,321,455			$7,126,250			$6,293,622
Interest Bearing Liabilities:
Certificates of Deposit	$313,712	$1,407	0.45%	$372,279	$1,811	0.49%	$482,316	$5,675	1.18%
Savings accounts	646,565	381	0.06	598,492	367	0.06	489,471	526	0.11
Interest bearing demand and money market accounts	3,036,031	4,984	0.16	2,862,504	3,982	0.14	2,491,477	6,064	0.24
Total interest bearing deposits	3,996,308	6,772	0.17	3,833,275	6,160	0.16	3,463,264	12,265	0.35
Junior subordinated debentures	21,322	1,156	5.42	21,025	742	3.53	20,730	890	4.29
Securities sold under agreement to repurchase	46,209	138	0.30	45,655	140	0.31	27,805	160	0.58
FHLB advances and other borrowings	137	6	4.38	—	—	—	1,466	8	0.55
Total interest bearing liabilities	4,063,976	8,072	0.20%	3,899,955	7,042	0.18%	3,513,265	13,323	0.38%
Noninterest bearing demand deposits	2,326,178			2,269,921			1,847,387
Other noninterest bearing liabilities	119,359			114,307			127,390
Stockholders’ equity	811,942			842,067			805,580
Total liabilities and stock-holders’ equity	$7,321,455			$7,126,250			$6,293,622
Net interest income and spread		$219,385	3.27%		$205,789	3.16%		$200,997	3.49%
Net interest margin			3.35%			3.23%			3.63%
(1) Average balances are calculated using daily balances.
(2) Average loans receivable, net includes loans held for sale and loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable, net includes the amortization of net deferred loan fees of $7.4 million, $28.4 million and $14.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Market rates impact the results of the Company's net interest income, including the significant increases in the federal funds target rate by the Federal Reserve in response to inflation during 2022. The following table provides the federal funds target rate history and changes from each period since December 31, 2021:

Change Date	Rate (%)	Rate Change (%)
December 31, 2021	0.00% - 0.25%	N/A
March 17, 2022	0.25% - 0.50%	0.25%
May 5, 2022	0.75% - 1.00%	0.50%
June 16, 2022	1.50% - 1.75%	0.75%
July 28, 2022	2.25% - 2.50%	0.75%
September 22, 2022	3.00% - 3.25%	0.75%
November 3, 2022	3.75% - 4.00%	0.75%
December 15, 2022	4.25% - 4.50%	0.50%
The following table provides the changes in net interest income for the periods indicated due to changes in average asset and liability balances (volume), changes in average rates (rate) and changes attributable to the combined effect of volume and interest rates allocated proportionately to the absolute value of changes due to volume and changes due to interest rates:

	2022 Compared to 2021 Increase (Decrease) Due to changes in
	Volume	Yield/Rate	Total	% Change
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$(14,878)	$(679)	$(15,557)	(8.2)%
Taxable securities	19,174	3,961	23,135	132.3
Nontaxable securities	(611)	200	(411)	(10.5)
Interest earning deposits	(464)	7,923	7,459	463.9
Total interest income	$3,221	$11,405	$14,626	6.9%
Interest Bearing Liabilities:
Certificates of deposit	$(270)	$(134)	$(404)	(22.3)%
Savings accounts	28	(14)	14	3.8
Interest bearing demand and money market accounts	252	750	1,002	25.2
Total interest bearing deposits	10	602	612	9.9
Junior subordinated debentures	11	403	414	55.8
Securities sold under agreement to repurchase	2	(4)	(2)	(1.4)
FHLB advances and other borrowings	6	—	6	100.0
Total interest expense	$29	$1,001	$1,030	14.6%
Net interest income	$3,192	$10,404	$13,596	6.6%

	2021 Compared to 2020 Increase (Decrease) Due to changes in
	Volume	Yield/Rate	$	%
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$(6,934)	$4,349	$(2,585)	(1.3)%
Taxable securities	2,566	(2,615)	(49)	(0.3)
Nontaxable securities	159	81	240	6.6
Interest earning deposits	1,278	(373)	905	128.7
Total interest income	$(2,931)	$1,442	$(1,489)	(0.7)%
Interest Bearing Liabilities:
Certificates of deposit	$(1,082)	$(2,782)	$(3,864)	(68.1)%
Savings accounts	100	(259)	(159)	(30.2)

	2021 Compared to 2020 Increase (Decrease) Due to changes in
	Volume	Yield/Rate	$	%
	(Dollars in thousands)
Interest bearing demand and money market accounts	803	(2,885)	(2,082)	(34.3)
Total interest bearing deposits	(179)	(5,926)	(6,105)	(49.8)
Junior subordinated debentures	12	(160)	(148)	(16.6)
Securities sold under agreement to repurchase	75	(95)	(20)	(12.5)
FHLB advances and other borrowings	(4)	(4)	(8)	(100.0)
Total interest expense	$(96)	$(6,185)	$(6,281)	(47.1)%
Net interest income	$(2,835)	$7,627	$4,792	2.4%
Total interest income increased $14.6 million, or 6.9%, to $227.5 million for the year ended December 31, 2022 compared to $212.8 million for the year ended December 31, 2021. The increase in total interest income was primarily due to an increase in average balances of taxable securities and secondarily due to increased yields on interest earning assets, offset partially by a $15.6 million decrease in interest earned on loans receivable, net resulting from a decrease in deferred SBA PPP loan fees recognized. SBA PPP interest and fee income decreased $26.9 million, or 83.8%, to $5.2 million for the year ended December 31, 2022 compared to $32.1 million for the year ended December 31, 2021 due to a decline in the volume of forgiven SBA PPP loans.
The following table presents the loan yield and the impacts of SBA PPP loans and the incremental accretion on acquired loans on this financial measure for the periods presented below:

	Year Ended December 31,
	2022	2021
Loan yield (GAAP)	4.52%	4.54%
Exclude impact from SBA PPP loans	(0.09)%	(0.20)%
Exclude impact from incremental accretion on acquired loans	(0.04)%	(0.07)%
Loan yield excluding SBA PPP loans and incremental accretion on acquired loans (non-GAAP)	4.39%	4.27%
(1)    For additional information, see the "Reconciliations of Non-GAAP Measures."
The impact to loan yield from recoveries of interest and fees on loans classified as nonaccrual was three basis points during the year ended December 31, 2022 compared to seven basis points during the same period in 2021.
Total interest expense increased $1.0 million, or 14.6%, to $8.1 million for the year ended December 31, 2022 compared to $7.0 million for the year ended December 31, 2021 due primarily to an increase in average rates paid on deposit accounts as a result of upward market pressure and an increase in average rates paid on junior subordinated debentures as a result of rising market interest rates.
The net interest margin increased 12 basis points to 3.35% for the year ended December 31, 2022 compared to 3.23% for the year ended December 31, 2021. The increase in net interest margin was due primarily to increases in average yields on total interest earning assets as a result of increases in market interest rates and the change in the mix of total interest earning assets to higher yielding assets, including an increase in higher yielding taxable securities. This was partially offset by an increase in the average cost of interest bearing liabilities as a result of upward market pressure related to deposit rates.

Provision for Credit Losses Overview
The aggregate of the provision for credit losses on loans and the provision for credit losses on unfunded commitments is presented on the Consolidated Statements of Income as the "(Reversal of) provision for credit losses." The ACL on unfunded commitments is included on the Consolidated Statements of Financial Condition within "Accrued expenses and other liabilities."
The following table presents the reversal of provision for credit losses for the periods indicated:

	Year Ended December 31,		Change
	2022	2021	$	%
	(Dollars in thousands)
Reversal of provision for credit losses on loans	$(563)	$(27,298)	$26,735	(97.9)%
Reversal of provision for credit losses on unfunded commitments	(863)	(2,074)	1,211	(58.4)
Reversal of provision for credit losses	$(1,426)	$(29,372)	$27,946	(95.1)%

The reversal of provision for credit losses recognized during the year ended December 31, 2022 was due primarily to a $3.4 million reduction in the ACL on loans individually evaluated for losses offset partially by an increase related to the growth in balances of collectively evaluated loans.
The reversal of provision for credit losses recognized during the year ended December 31, 2021 was due substantially to continued improvements in the economic forecast at December 31, 2021 as compared to the forecast at December 31, 2020.

Noninterest Income Overview
The following table presents the change in the key components of noninterest income for the periods indicated:

	Year Ended December 31,		Change
	2022	2021	$	%
	(Dollars in thousands)
Service charges and other fees	$10,390	$9,207	$1,183	12.8%
Card revenue	8,885	8,325	560	6.7
Gain (loss) on sale of investment securities, net	(256)	29	(285)	(982.8)
Gain on sale of loans, net	633	3,644	(3,011)	(82.6)
Interest rate swap fees	402	661	(259)	(39.2)
Bank owned life insurance income	3,747	2,520	1,227	48.7
Gain on sale of other assets, net	469	4,405	(3,936)	(89.4)
Other income	5,321	5,824	(503)	(8.6)
Total noninterest income	$29,591	$34,615	$(5,024)	(14.5)%
Noninterest income decreased due primarily to lower gain on sale of other assets, net and lower gain on sale of loans, net. The decrease in the gain on sale of other assets, net, was due to a higher gain on sale of branches held for sale recognized during the year ended December 31, 2021 as a result of branch consolidations. The decrease in gain on sale of loans, net was due to a decline in origination and sales volumes as a result of the higher interest rate environment. These decreases were partially offset by an increase in bank owned life insurance income due to the recognition of a death benefit of $1.0 million during year ended December 31, 2022 as well as increases in service charges and other fees and card revenue reflecting increased customer transactions as businesses reopened in our market areas.

Noninterest Expense Overview
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Year Ended December 31,		Change
	2022	2021	$	%
	(Dollars in thousands)
Compensation and employee benefits	$92,092	$88,765	$3,327	3.7%
Occupancy and equipment	17,465	17,243	222	1.3
Data processing	16,800	16,533	267	1.6
Marketing	1,643	2,143	(500)	(23.3)
Professional services	2,497	3,846	(1,349)	(35.1)
State/municipal business and use tax	3,634	3,884	(250)	(6.4)
Federal deposit insurance premium	2,015	2,106	(91)	(4.3)
Amortization of intangible assets	2,750	3,111	(361)	(11.6)
Other expense	12,070	11,638	432	3.7
Total noninterest expense	$150,966	$149,269	$1,697	1.1%
Noninterest expense increased due primarily to an increase in compensation and employee benefits as a result of an increase in the number of full-time equivalent employees including the addition of commercial and relationship banking teams in the second quarter of 2022 and an increase in salaries and wages due to upward market pressure. This increase was offset partially by a decrease in professional services, which were elevated during the year ended December 31, 2021 due to costs associated with our participation in the SBA PPP, as well as a decrease in marketing expenses due to less activity.

Income Tax Expense Overview
The following table presents the income tax expense and related metrics and the change for the periods indicated:

	Year Ended December 31,		Change
	2022	2021	$	%
	(Dollars in thousands)
Income before income taxes	$99,436	$120,507	$(21,071)	(17.5)%
Income tax expense	$17,561	$22,472	$(4,911)	(21.9)%
Effective income tax rate	17.7%	18.6%	(0.9)%	(4.8)%
Income tax expense and the effective income tax rate both decreased due primarily to lower pre-tax income, which increased the impact of favorable permanent tax items such as tax-exempt investments, investments in bank owned life insurance and LIHTC.

Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition for the periods indicated:

			Change
	December 31, 2022	December 31, 2021	$	%
	(Dollars in thousands)
Assets
Cash and cash equivalents	$103,590	$1,723,292	$(1,619,702)	(94.0)%
Investment securities available for sale, at fair value, net	1,331,443	894,335	437,108	48.9
Investment securities held to maturity, at amortized cost, net	766,396	383,393	383,003	99.9
Loans held for sale	—	1,476	(1,476)	(100.0)
Loans receivable, net	4,007,872	3,773,301	234,571	6.2
Premises and equipment, net	76,930	79,370	(2,440)	(3.1)
Federal Home Loan Bank stock, at cost	8,916	7,933	983	12.4
Bank owned life insurance	122,059	120,196	1,863	1.5
Accrued interest receivable	18,547	14,657	3,890	26.5
Prepaid expenses and other assets	296,181	183,543	112,638	61.4
Other intangible assets, net	7,227	9,977	(2,750)	(27.6)
Goodwill	240,939	240,939	—	—
Total assets	$6,980,100	$7,432,412	$(452,312)	(6.1)%
Liabilities and Stockholders' Equity
Deposits	$5,907,420	$6,394,290	$(486,870)	(7.6)%
Deposits held for sale	17,420	—	17,420	100.0
Total Deposits	5,924,840	6,394,290	(469,450)	(7.3)
Junior subordinated debentures	21,473	21,180	293	1.4
Securities sold under agreement to repurchase	46,597	50,839	(4,242)	(8.3)
Accrued expenses and other liabilities	189,297	111,671	77,626	69.5
Total liabilities	6,182,207	6,577,980	(395,773)	(6.0)
Common stock	552,397	551,798	599	0.1
Retained earnings	345,346	293,238	52,108	17.8
Accumulated other comprehensive (loss) income, net	(99,850)	9,396	(109,246)	(1,162.7)
Total stockholders' equity	797,893	854,432	(56,539)	(6.6)
Total liabilities and stockholders' equity	$6,980,100	$7,432,412	$(452,312)	(6.1)%
Total assets decreased due primarily to a decrease in cash and cash equivalents reflecting deployment of excess liquidity into purchases of higher yielding investment securities and loans. Total liabilities and stockholders' equity decreased due primarily to a decrease in deposits as well as a decrease in AOCI following an increase in market interest rates during the year ended December 31, 2022, which negatively impacted the fair value of our investment securities available for sale portfolio at December 31, 2022. The changes are discussed in more detail in the sections below.

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
The following table provides information regarding our investment securities at the dates indicated:

	December 31, 2022		December 31, 2021		Change
	Balance	% of Total	Balance	% of Total	$	%
	(Dollars in thousands)
Investment securities available for sale, at fair value:
U.S. government and agency securities	$63,859	3.0%	$21,373	1.7%	$42,486	198.8%
Municipal securities	153,026	7.3%	221,212	17.3%	(68,186)	(30.8)
Residential CMO and MBS	424,386	20.2%	306,884	24.0%	117,502	38.3
Commercial CMO and MBS	664,421	31.8%	315,861	24.7%	348,560	110.4
Corporate obligations	3,834	0.2%	2,014	0.2%	1,820	90.4
Other asset-backed securities	21,917	1.0%	26,991	2.1%	(5,074)	(18.8)
Total	$1,331,443	63.5%	$894,335	70.0%	$437,108	48.9%

Investment securities held to maturity, at amortized cost:
U.S. government and agency securities	$150,936	7.2%	$141,011	11.0%	$9,925	7.0%
Residential CMO and MBS	290,318	13.8%	24,529	1.9	265,789	1,083.6
Commercial CMO and MBS	325,142	15.5%	217,853	17.1	107,289	49.2
Total	$766,396	36.5%	$383,393	30.0%	$383,003	99.9

Total investment securities	$2,097,839	100.0%	$1,277,728	100.0%	$820,111	64.2%
Total investment securities increased due primarily to purchases to deploy excess liquidity into higher yielding, longer duration assets. Purchases of investment securities available for sale were offset partially by a $139.1 million decrease in the fair value of these investment securities as a result of an increase in market interest rates resulting in an unrealized loss at December 31, 2022 of $128.6 million compared to an unrealized gain at December 31, 2021 of $10.5 million.
The following table provides the weighted average yield at December 31, 2022 calculated based upon the fair values of our investment securities available for sale and held to maturity and excluding any income tax benefits of tax-exempt bonds:

	In one year or less		After one year through five years		After five years through ten years		After ten years		Total
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$26,989	2.24%	$24,739	1.21%	$5,910	2.67%	$6,221	2.32%	$63,859	1.89%
Municipal securities	2,735	3.11	15,038	3.20	45,807	3.32	89,446	2.72	153,026	2.93
Residential CMO and MBS	138	2.05	8,786	2.41	53,168	2.86	362,294	2.52	424,386	2.56
Commercial CMO and MBS	5,000	—	393,651	3.27	253,184	2.46	12,586	2.65	664,421	2.93
Corporate obligations	—	—	—	—	3,834	5.00	—	—	3,834	5.00
Other asset-backed securities	—	—	3,054	2.56	—	—	18,863	5.79	21,917	5.34
Total	$34,862	1.98%	$445,268	3.14%	$361,903	2.64%	$489,410	2.69%	$1,331,443	2.81%

	In one year or less		After one year through five years		After five years through ten years		After ten years		Total
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
	(Dollars in thousands)

Investment securities held to maturity:
U.S. government and agency securities	$—	—%	$—	—%	$67,817	2.08%	$49,534	1.81%	$117,351	1.97%
Residential CMO and MBS	—	—	—	—	48,701	3.31	224,177	4.03	272,878	3.90
Commercial CMO and MBS	—	—	4,568	2.02	259,561	2.29	19,076	3.05	283,205	2.43
Total	$—	—%	$4,568	2.02%	$376,079	2.45%	$292,787	3.59%	$673,434	2.95%

Loan Portfolio Overview
Changes by loan type
The Bank originates a wide variety of loans with a focus on commercial business loans. In addition to originating loans, the Bank may also acquire loans through pool purchases, participation purchases and syndicated loan purchases. The following table provides information about our loan portfolio by type of loan at the dates indicated:

	December 31, 2022		December 31, 2021		Change
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	$	%
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$692,100	17.1%	$621,567	16.3%	$70,533	11.3%
SBA PPP	1,468	—	145,840	3.8	(144,372)	(99.0)
Owner-occupied CRE	937,040	23.1	931,150	24.4	5,890	0.6
Non-owner occupied CRE	1,586,632	39.2	1,493,099	39.2	93,533	6.3
Total commercial business	3,217,240	79.4	3,191,656	83.7	25,584	0.8
Residential real estate	343,631	8.5	164,582	4.3	179,049	108.8
Real estate construction and land development:
Residential	80,074	2.0	85,547	2.2	(5,473)	(6.4)
Commercial and multifamily	214,038	5.3	141,336	3.7	72,702	51.4
Total real estate construction and land development	294,112	7.3	226,883	5.9	67,229	29.6
Consumer	195,875	4.8	232,541	6.1	(36,666)	(15.8)
Total	$4,050,858	100.0%	$3,815,662	100.0%	$235,196	6.2%
Loans receivable increased due primarily to higher loan demand as well as increased utilization of commercial and industrial lines of credit and a decline in loan prepayments. The increase in residential real estate loans included $139.0 million of purchased residential real estate loans. This increase was offset partially by repayments of SBA PPP loans and a decrease in consumer loans due primarily to repayments of $54.4 million in indirect loans as the Bank ceased indirect auto loan originations in 2020.
Composition of loans receivable by contractual maturity and interest type
The following table presents the amortized cost of the loan portfolio by segment and contractual maturity at December 31, 2022:

	In one year or less	After one year through five years	After five years through 15 years	After 15 years	Total
	(In thousands)
Commercial business:
Commercial and industrial	$143,690	$265,621	$273,033	$9,756	$692,100
SBA PPP	—	1,468	—	—	1,468
Owner-occupied CRE	34,181	188,922	650,447	63,490	937,040

	In one year or less	After one year through five years	After five years through 15 years	After 15 years	Total
	(In thousands)
Non-owner occupied CRE	57,977	454,566	1,041,298	32,791	1,586,632
Total commercial business	235,848	910,577	1,964,778	106,037	3,217,240
Residential real estate	15	173	64,626	278,817	343,631
Real estate construction and land development:
Residential	56,602	10,177	—	13,295	80,074
Commercial and multifamily	32,397	74,065	62,554	45,022	214,038
Total real estate construction and land development	88,999	84,242	62,554	58,317	294,112
Consumer	10,558	63,770	8,979	112,568	195,875
Total	$335,420	$1,058,762	$2,100,937	$555,739	$4,050,858
The following table presents the amortized cost of the loan portfolio by segment and interest rate type that are due after one year at December 31, 2022:

	Have predetermined interest rates(1)	Have floating or adjustable interest rates(1)	Total
	(In thousands)
Commercial business:
Commercial and industrial	$329,262	$219,148	$548,410
SBA PPP	1,468	—	1,468
Owner-occupied CRE	491,408	411,451	902,859
Non-owner occupied CRE	722,303	806,352	1,528,655
Total commercial business	1,544,441	1,436,951	2,981,392
Residential real estate	299,155	44,461	343,616
Real estate construction and land development:
Residential	20,463	3,009	23,472
Commercial and multifamily	118,248	63,393	181,641
Total real estate construction and land development	138,711	66,402	205,113
Consumer	66,988	118,329	185,317
Total	$2,049,295	$1,666,143	$3,715,438
(1) Includes $2.5 million of real estate construction and land development loans with predetermined interest rates and $284.9 million of commercial business loans with floating or adjustable interest rates in which the Bank entered into non-hedge interest rate swap contracts with the borrower and a third-party. Under these derivative contract arrangements, the Bank effectively earns a variable rate of interest based on the one-month LIBOR plus a margin, except for interest rate swap contracts on construction loans that earn fixed rates until the end of the construction period and the variable rate swap becomes effective.
As of December 31, 2022, there were $389.0 million of loans in our portfolio tied to LIBOR. To mitigate the uncertainty surrounding the LIBOR transition, the Bank has been utilizing specific contract language in new loan agreements beginning in 2021 that provides for changes in the index used to calculate the loan's interest rate. Additionally, effective January 25, 2021, the Bank agreed to adhere to the Interbank Offered Rate Fallbacks Protocol as published by the International Swaps and Derivatives Association, Inc recommended by the Alternative Reference Rates Committee.

Nonaccrual loans, accruing loans past due 90 days or more performing TDR loans and nonperforming assets
The following table provides information about our nonaccrual loans, accruing loans past due 90 days or more, performing TDR loans and nonperforming assets for the dates indicated:

			Change
	December 31, 2022	December 31, 2021	$	%
	(Dollars in thousands)
Nonaccrual loans: (1)
Commercial business	$5,869	$23,107	$(17,238)	(74.6)%

			Change
	December 31, 2022	December 31, 2021	$	%
Residential real estate	—	47	(47)	(100.0)
Real estate construction and land development	37	571	(534)	(93.5)
Consumer	—	29	(29)	(100.0)
Total nonaccrual loans	5,906	23,754	(17,848)	(75.1)
Other real estate owned	—	—	—	n/a
Total nonperforming assets	$5,906	$23,754	$(17,848)	(75.1)%

Accruing loans past due 90 days or more	$1,615	$293	$1,322	451.2%

Credit quality ratios:
Nonaccrual loans to loans receivable	0.15%	0.62%	(0.47)%	(75.8)%
Nonaccrual loans to total assets	0.08	0.32	(0.24)	(75.0)

Performing TDR loans: (1)
Commercial business	$43,395	$57,142	$(13,747)	(24.1)%
Residential real estate	172	358	(186)	(52.0)
Real estate construction and land development	6,137	450	5,687	1,263.8
Consumer	737	1,160	(423)	(36.5)
Total performing TDR loans	$50,441	$59,110	$(8,669)	(14.7)%
(1) At December 31, 2022 and December 31, 2021, $1.5 million, and $1.4 million of nonaccrual loans, respectively, and $2.0 million and $1.6 million of performing TDR loans, respectively, were guaranteed by government agencies.
The following table provides the changes in nonaccrual loans during the periods indicated:

	Year Ended December 31,		Change
	2022	2021	$	%
	(In thousands)
Balance, beginning of period	$23,754	$58,092	$(34,338)	(59.1)%
Additions to nonaccrual loan classification	1,325	1,495	(170)	(11.4)
Net principal payments and transfers to accruing status	(14,612)	(14,786)	174	(1.2)
Payoffs	(4,390)	(19,857)	15,467	(77.9)
Charge-offs	(171)	(1,190)	1,019	(85.6)
Balance, end of period	$5,906	$23,754	$(17,848)	(75.1)%
Nonaccrual loans decreased $17.8 million, or 75.1%, to $5.9 million due primarily to ongoing collection efforts, including the partial payoff of two large commercial and industrial loan relationships totaling $1.9 million and the transfer of six commercial business loan relationships totaling $10.2 million back to accrual status. The Bank also sold a pool of 14 nonaccrual loans totaling $1.0 million during the year ended December 31, 2022.
Allowance for Credit Losses on Loans Overview
The following table provides information regarding changes in our ACL on loans for the years indicated:

	At or For the Years Ended December 31,
	2022	2021	Change	% Change
	(Dollars in thousands)
ACL on loans at the beginning of the period	$42,361	$70,185	$(27,824)	(39.6)%
Charge-offs:
Commercial business	(316)	(1,276)	960	(75.2)

	At or For the Years Ended December 31,
	2022	2021	Change	% Change
	(Dollars in thousands)
Residential real estate	(30)	—	(30)	100.0
Real estate construction and land development	—	(1)	1	(100.0)
Consumer	(547)	(669)	122	(18.2)
Total charge-offs	(893)	(1,946)	1,053	(54.1)
Recoveries:
Commercial business	929	816	113	13.8
Residential real estate	3	—	3	100.0
Real estate construction and land development	384	32	352	1100.0
Consumer	765	572	193	33.7
Total recoveries	2,081	1,420	661	46.5
Net recoveries (charge-offs)	1,188	(526)	1,714	(325.9)
(Reversal of) provision for credit losses on loans	(563)	(27,298)	26,735	(97.9)
ACL on loans at the end of period	$42,986	$42,361	$625	1.5%

Credit quality ratios:
ACL on loans to loans receivable	1.06%	1.11%	(0.05)%	(4.5)%
ACL on loans to loans receivable, excluding SBA PPP loans (1)	1.06	1.15	(0.09)	(7.8)
ACL on loans to nonaccrual loans	727.84	178.33	549.51	308.1
ACL on loans to nonperforming assets	727.84%	178.33%	549.51%	308.1%

Average balances outstanding during the period: (2)
Commercial business	$3,188,238	$3,540,728	$(352,490)	(10.0)%
Residential real estate	250,780	123,875	126,905	102.4
Real estate construction and land development	242,528	301,532	(59,004)	(19.6)
Consumer	212,306	271,834	(59,528)	(21.9)
Total	$3,893,852	$4,237,969	$(344,117)	(8.1)%

Net (recoveries) charge-offs during the period to average balances outstanding during the period:
Commercial business	(0.02)%	0.01%	(0.03)%	(300)%
Residential real estate	0.01	—	0.01	0.01
Real estate construction and land development	(0.16)	(0.01)	(0.15)	1500
Consumer	(0.10)	0.04	(0.14)	(350)
Total	(0.03)%	0.01%	(0.04)%	(400)%
(1) The ACL on loans does not include a reserve for SBA PPP loans as these loans are fully guaranteed by the SBA. See "Reconciliations of Non-GAAP Measures" section below.
(2) Average balances exclude the ACL on loans and loans held for sale, but include loans classified as nonaccrual.
The ACL on loans increased due primarily to net recoveries offset partially by a reversal of provision for credit losses. The reversal of provision for credit losses of $563,000 was due primarily to a reduction of loans individually evaluated for losses and as a result, their related ACL of $3.4 million, offset by an increase in ACL on loans collectively evaluated due to loan growth. There were also improvements in the economic forecast used in the CECL model at December 31, 2022 as compared to the economic forecast at December 31, 2021. The economic forecast at December 31, 2022 considered the potential impact of inflation and potential recession; however, the December 31, 2021 considered a more significant impact as a result of COVID-19 and related variants.

The following table presents the ACL on loans by loan portfolio segment at the indicated dates:

	December 31, 2022		December 31, 2021		Change
	ACL on loans	Percent of Total (1)	ACL on loans	Percent of Total (1)	$	%
	(Dollars in thousands)
Commercial business	$30,718	79.4%	$33,049	83.7%	$(2,331)	(7.1)%
Residential real estate	2,872	8.5	1,409	4.3	1,463	103.8
Real estate construction and land development	7,063	7.3	5,276	5.9	1,787	33.9
Consumer	2,333	4.8	2,627	6.1	(294)	(11.2)
Total ACL on loans	$42,986	100.0%	$42,361	100.0%	$625	1.5%
(1) Represents the percent of loans receivable by loan category to loans receivable.

Deposits Overview
The following table summarizes the Company's deposits at the dates indicated:

	December 31, 2022		December 31, 2021		Change
	Balance (1)	Percent of Total	Balance	Percent of Total	$	%
	(Dollars in thousands)
Noninterest demand deposits	$2,099,464	35.5%	$2,343,909	36.7%	$(244,445)	(10.4)%
Interest bearing demand deposits	1,830,727	30.9	1,946,605	30.4	(115,878)	(6.0)
Money market accounts	1,063,243	17.9	1,120,174	17.5	(56,931)	(5.1)
Savings accounts	623,833	10.5	640,763	10.0	(16,930)	(2.6)
Total non-maturity deposits	5,617,267	94.8	6,051,451	94.6	(434,184)	(7.2)
Certificates of deposit	307,573	5.2	342,839	5.4	(35,266)	(10.3)
Total deposits	$5,924,840	100.0%	$6,394,290	100.0%	$(469,450)	(7.3)%
(1) Deposit balances includes deposits held for sale at December 31, 2022.
Total deposits decreased due primarily to competitive pricing pressures and customers moving excess funds to alternative higher yielding investments, utilization of funds received through the SBA PPP and investment in property and equipment by commercial deposit customers. A portion of these balances were transferred to assets under management by the Bank's Wealth Management department.
The Bank entered into a purchase and sale agreement with a third party to sell and transfer assets, deposits and other liabilities of its branch in Ellensburg during the three months ended September 30, 2022. As a result of entering into this purchase and sale agreement, $17.4 million in deposits are classified as held for sale. The lower of amortized cost or fair value adjustment upon transferring these deposits to held for sale was not material. The sale is expected to be completed during the second quarter of 2023; however, the completion of this sale depends on many factors including regulatory approval.
Total deposits include uninsured deposits of $2.37 billion and $2.68 billion at December 31, 2022 and 2021, respectively, calculated in accordance with FDIC guidelines. The Bank does not hold any foreign deposits.
The following table provides the uninsured portion of certificates of deposit at December 31, 2022, by account, with a maturity of:

(In thousands)
Three months or less	$15,250
Over three months through six months	13,999
Over six months through twelve months	26,855
Over twelve months	6,358
Total	$62,462

Stockholders' Equity Overview
The Company’s stockholders' equity to assets ratio was 11.4% and 11.5% at December 31, 2022 and December 31, 2021. The following table provides the changes to stockholders' equity during the periods indicated:

	Year Ended December 31,		Change
	2022	2021	$	%
	(In thousands)
Balance, beginning of period	$854,432	$820,439	$33,993	4.1%
Net income	81,875	98,035	(16,160)	(16.5)
Dividends declared	(29,767)	(29,197)	(570)	2.0
Other comprehensive loss, net of tax	(109,246)	(15,622)	(93,624)	599.3
Common stock repurchased	(3,196)	(22,889)	19,693	(86.0)
Stock-based compensation expense	3,795	3,666	129	3.5
Balance, end of period	$797,893	$854,432	$(56,539)	(6.6)%
Stockholder's equity decreased due primarily to a decrease in AOCI as a result of an increase in other comprehensive loss, net of tax, following increases in market interest rates during the year ended December 31, 2022, which negatively impacted the fair value of our investment securities available for sale. AOCI has no effect on our regulatory capital ratios as the Company opted to exclude it from our common equity tier 1 capital. Cash dividends and stock repurchases also contributed to the decrease in stockholders' equity, partly offset by net income earned during the year ended December 31, 2022.
The Company repurchased 100,090 and 904,972 shares of its common stock under the Company's stock repurchase plan during the years ended December 31, 2022 and December 31, 2021, respectively.

Liquidity and Capital Resources
The following table provides the material cash requirements and capital resources from known contractual and other obligations and sources as of December 31, 2022:

	One Year or Less	Over One Year	Other (1)	Total
	(Dollars in thousands)
Cash requirements:
Unfunded commitments - loans and letters of credits	$1,280,349	$—	$—	$1,280,349
Maturing certificates of deposit	270,575	36,998	—	307,573
Unfunded commitment of LIHTCs	30,429	75,769	—	106,198
Operating leases	4,744	21,750	—	26,494
Junior subordinated debentures	—	25,000	—	25,000
Non-maturity deposits	—	—	5,617,267	5,617,267
Securities sold under agreement to repurchase	—	—	46,597	46,597
Total cash requirements	$1,586,097	$159,517	$5,663,864	$7,409,478

Capital resources:
Unrestricted cash and cash equivalents	$103,590	$—	$—	$103,590
FHLB and FRB borrowing availability (2)	1,273,061	—	—	1,273,061
Unencumbered investment securities available for sale	34,862	1,289,085	—	1,323,947
Loans receivable scheduled repayments, by contractual maturity date	335,420	3,715,438	—	4,050,858
Fed funds line borrowing availability	215,000	—	—	215,000
Investment securities held to maturity, by contractual maturity date	—	673,434	—	673,434
Total capital resources	$1,961,933	$5,677,957	$—	$7,639,890
(1)Represents the undefined maturity of non-maturity deposits, including noninterest bearing demand deposits, interest bearing demand deposits, money market accounts and savings accounts, and securities sold under agreement to repurchase, which can generally both be withdrawn on demand.
(2)Includes FHLB borrowing availability of $1.23 billion at December 31, 2022 based on pledged assets, however, maximum credit capacity is 45% of the Bank's total assets one quarter in arrears or $3.14 billion.

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
The Company pays dividends to our shareholders and the primary source of the Company's liquidity is cash obtained from dividends from the Bank. We expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board of Directors’ discretion to modify or terminate this practice at any time and for any reason without prior notice. Our current quarterly common stock dividend rate is $0.22 per share, as approved by our Board of Directors, which we believe is a dividend rate per share which enables us to balance our multiple objectives of managing and investing in the Bank and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2023 at this rate of $0.22 per share, our average total dividend paid each quarter would be approximately $7.7 million based on the number of our current outstanding shares (which assumes no increases or decreases in the number of shares).
Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and intermediate-term cash requirements.

Critical Accounting Estimates
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

Goodwill
The Company performed its annual goodwill impairment test during the fourth quarter of 2022 and determined, based on a qualitative assessment utilizing the Company's market capitalization, that it is more likely than not that the fair value of the reporting unit exceeded the carrying value, such that the Company's goodwill was not considered impaired for the year ended December 31, 2022. Changes in the economic environment, operations of the reporting unit or other adverse events, could result in future impairment charges which could have a material adverse impact on the Company’s operating results.
For additional information regarding goodwill, see Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements and Note (7) Goodwill and Other Intangible Assets of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data.

Reconciliations of Non-GAAP Measures
This Form 10-K contains certain financial measures not presented in accordance with GAAP in addition to financial measures presented in accordance with GAAP. The Company has presented these non-GAAP financial measures in this Form 10-K because it believes they provide useful and comparative information to assess trends in the Company’s performance and asset quality and to facilitate comparison of its performance with the performance of its peers. These non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. They should not be considered in isolation or as a substitute for financial measures presented in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. Reconciliations of the GAAP and non-GAAP financial measures are presented below.
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

	Year Ended December 31,
	2022	2021

Loan yield, excluding SBA PPP Loans and Incremental Accretion on Acquired Loans, annualized:
Interest and fees on loans (GAAP)	$174,275	$189,832
Exclude interest and fees on SBA PPP loans	(5,215)	(32,109)
Exclude incremental accretion on acquired loans	(1,436)	(2,638)
Adjusted interest and fees on loans (non-GAAP)	$167,624	$155,085

Average loans receivable, net (GAAP)	$3,852,604	$4,181,464
Exclude average SBA PPP loans	(37,533)	(549,422)
Adjusted average loans receivable, net (non-GAAP)	$3,815,071	$3,632,042

Loan yield, annualized (GAAP)	4.52%	4.54%
Loan yield, excluding SBA PPP loans and incremental accretion on acquired loans, annualized (non-GAAP)	4.39%	4.27%
The Company considers presenting the ratio of ACL on loans to loans receivable, excluding SBA PPP loans, to be a useful measurement in evaluating the adequacy of the Company's ACL on loans as the balance of SBA PPP loans was significant to the loan portfolio during the year ended December 31, 2021, and since SBA PPP loans are guaranteed by the SBA, the Company has not provided an ACL on loans for SBA PPP loans.

	December 31, 2022	December 31, 2021
	(Dollars in thousands)
ACL on Loans to Loans Receivable, excluding SBA PPP Loans:
Allowance for credit losses on loans (GAAP)	$42,986	$42,361

Loans receivable (GAAP)	$4,050,858	$3,815,662
Exclude SBA PPP loans	(1,468)	(145,840)
Loans receivable, excluding SBA PPP (non-GAAP)	$4,049,390	$3,669,822

ACL on loans to loans receivable (GAAP)	1.06%	1.11%
ACL on loans to loans receivable, excluding SBA PPP loans (non-GAAP)	1.06%	1.15%

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
ICE Benchmark Administration, the authorized and regulated administrator of LIBOR, ended publication of the one-week and two-month USD LIBOR tenors on December 31, 2021 and the remaining USD LIBOR tenors will end publication in June 2023. The market transition away from LIBOR to an alternative reference rates is complex and could have a range of adverse effects on our business, consolidated financial condition and consolidated results of operations. To mitigate the uncertainty surrounding the LIBOR transition, the Bank has been utilizing specific contract language in new loan agreements beginning in 2021 that provides for changes in the index used to calculate the loan's interest rate. Additionally, effective January 25, 2021, the Bank agreed to adhere to the Interbank Offered Rate Fallbacks Protocol as published by the International Swaps and Derivatives Association, Inc recommended by the Alternative Reference Rates Committee. For more information, see the risk factor “We will be required to transition from the use of the LIBOR in the future” in Item 1A. Risk Factors--Other Risks Related to Operational Matters.
Neither we, nor the Bank, maintain a trading account for any class of financial instrument, nor do we, or the Bank, engage in hedging activities or purchase high risk derivative instruments. Moreover, neither we, nor the Bank, are subject to foreign currency exchange rate risk or commodity price risk.
Net interest income simulation
An income simulation model is the primary tool we use to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Modeling the sensitivity of net interest income is highly dependent on numerous assumptions incorporated into the modeling process. Key assumptions in the model include prepayment speeds on loans and investment securities, repricing betas on non-maturity deposits, and pricing on investment securities, loans, and borrowings. In order to measure the interest rate risk sensitivity as of December 31, 2022, this simulation model uses a “no balance sheet growth” assumption and assumes an instantaneous and sustained uniform change in market interest rates at all maturities. These assumptions are inherently uncertain and, as a result, the net interest income projections should be viewed as an estimate of the net interest income sensitivity at the time of the analysis. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Based on the results of the simulation model, the following table presents the change in our net interest income as a result of parallel rate shock scenarios for the presented periods after the dates shown:

	December 31, 2022		December 31, 2021
	Amount	% Change in Net Interest Income	Amount	% Change in Net Interest Income
	(Dollars in thousands)
Modeled increase in market interest rates of 100 basis points
Increase in net interest income in Year 1	$5,113	2.0%	$21,554	11.8%
Increase in net interest income in Year 2	11,147	4.1	28,307	15.9
Modeled increase in market interest rates of 200 basis points
Increase in net interest income in Year 1	8,181	3.2	40,762	22.4
Increase in net interest income in Year 2	19,889	7.3	53,779	30.1
Modeled decrease in market interest rates of 100 basis points
Decrease in net interest income in Year 1	(5,433)	(2.1)	(6,445)	(3.5)
Decrease in net interest income in Year 2	(10,534)	(3.9)	$(18,261)	(10.2)%
Modeled decrease in market interest rates of 200 basis points
Decrease in net interest income in Year 1	(16,840)	(6.6)	N/A(1)	N/A(1)
Decrease in net interest income in Year 2	$(29,942)	(11.0)%	N/A(1)	N/A(1)
(1) Given the overall level of market interest rates at December 31, 2021, the "Down 200" results did not provide meaningful output and therefore were excluded.
These scenarios are based on market interest rates as of the last day of a reporting period published by independent sources that are actively traded in the open market. The simulations used to manage market risk are based on numerous assumptions regarding the effect of changes in interest rates on the timing and extent of reprice characteristics, future cash flows and customer behavior. These assumptions are inherently uncertain and actual results will differ, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower net interest income.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and the Board of Directors of Heritage Financial Corporation
Olympia, Washington

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying Consolidated Statements of Financial Condition of Heritage Financial Corporation and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related Consolidated Statements of Income, Comprehensive (Loss) Income, Stockholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31,2022, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

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
Allowance for Credit Losses on Loans – Qualitative Allowance
As described in Note 1, “Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements” and Note 4, “Allowance for Credit Losses (“ACL”) on Loans” to the consolidated financial statements, the Company’s consolidated allowance for credit losses on loans was $43.0 million at December 31, 2022 and reversal of provision for credit losses on loans was $563,000 for the year then ended. The ACL on loans evaluation is inherently subjective, as it utilizes estimates that require a high degree of judgment relating to risk characteristics of loan segments, macroeconomic variables used in forecasting, and other qualitative risk factors. Changes in these judgments and estimates could have a material effect on the Company’s financial results.
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

Denver, Colorado
February 24, 2023

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except shares)

	December 31, 2022	December 31, 2021
ASSETS
Cash on hand and in banks	$74,295	$61,377
Interest earning deposits	29,295	1,661,915
Cash and cash equivalents	103,590	1,723,292
Investment securities available for sale, at fair value, net (amortized cost of $1,460,033 and $883,832, respectively)	1,331,443	894,335
Investment securities held to maturity, at amortized cost, net (fair value of $673,434 and $376,331, respectively)	766,396	383,393
Total investment securities	2,097,839	1,277,728
Loans held for sale	—	1,476
Loans receivable	4,050,858	3,815,662
Allowance for credit losses on loans	(42,986)	(42,361)
Loans receivable, net	4,007,872	3,773,301
Premises and equipment, net	76,930	79,370
Federal Home Loan Bank stock, at cost	8,916	7,933
Bank owned life insurance	122,059	120,196
Accrued interest receivable	18,547	14,657
Prepaid expenses and other assets	296,181	183,543
Other intangible assets, net	7,227	9,977
Goodwill	240,939	240,939
Total assets	$6,980,100	$7,432,412
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$5,907,420	$6,394,290
Deposits held for sale	17,420	—
Total deposits	5,924,840	6,394,290
Junior subordinated debentures	21,473	21,180
Securities sold under agreement to repurchase	46,597	50,839
Accrued expenses and other liabilities	189,297	111,671
Total liabilities	6,182,207	6,577,980
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 35,106,697 and 35,105,779 shares issued and outstanding, respectively	552,397	551,798
Retained earnings	345,346	293,238
Accumulated other comprehensive (loss) income, net	(99,850)	9,396
Total stockholders’ equity	797,893	854,432
Total liabilities and stockholders’ equity	$6,980,100	$7,432,412

See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts and shares outstanding)

	Year Ended December 31,
	2022	2021	2020
INTEREST INCOME:
Interest and fees on loans	$174,275	$189,832	$192,417
Taxable interest on investment securities	40,627	17,492	17,541
Nontaxable interest on investment securities	3,488	3,899	3,659
Interest on interest earning deposits	9,067	1,608	703
Total interest income	227,457	212,831	214,320
INTEREST EXPENSE:
Deposits	6,772	6,160	12,265
Junior subordinated debentures	1,156	742	890
Other borrowings	144	140	168
Total interest expense	8,072	7,042	13,323
Net interest income	219,385	205,789	200,997
(Reversal of) provision for credit losses	(1,426)	(29,372)	36,106
Net interest income after (reversal of) provision for credit losses	220,811	235,161	164,891
NONINTEREST INCOME:
Service charges and other fees	10,390	9,207	8,995
Card revenue	8,885	8,325	7,233
Gain (loss) on sale of investment securities, net	(256)	29	1,518
Gain on sale of loans, net	633	3,644	5,044
Interest rate swap fees	402	661	1,691
Bank owned life insurance income	3,747	2,520	4,319
Gain on sale of other assets, net	469	4,405	955
Other income	5,321	5,824	7,474
Total noninterest income	29,591	34,615	37,229
NONINTEREST EXPENSE:
Compensation and employee benefits	92,092	88,765	88,106
Occupancy and equipment	17,465	17,243	17,611
Data processing	16,800	16,533	14,449
Marketing	1,643	2,143	3,100
Professional services	2,497	3,846	5,921
State/municipal business and use taxes	3,634	3,884	3,754
Federal deposit insurance premium	2,015	2,106	1,789
Other real estate owned, net	—	—	(145)
Amortization of intangible assets	2,750	3,111	3,525
Other expense	12,070	11,638	10,830
Total noninterest expense	150,966	149,269	148,940
Income before income taxes	99,436	120,507	53,180
Income tax expense	17,561	22,472	6,610
Net income	$81,875	$98,035	$46,570
Basic earnings per share	$2.33	$2.75	$1.29
Diluted earnings per share	$2.31	$2.73	$1.29
Dividends declared per share	$0.84	$0.81	$0.80
Average number of basic shares outstanding	35,103,465	35,677,851	36,014,445
Average number of diluted shares outstanding	35,463,896	35,973,386	36,170,066
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$81,875	$98,035	$46,570
Change in fair value of investment securities available for sale, net of tax of $(30,372), $(4,298) and $4,506, respectively	(108,977)	(15,472)	15,828
Amortization of net unrealized gain for the reclassification of investment securities available for sale to held to maturity, net of tax of $(130), $(35) and $0, respectively	(469)	(127)	—
Reclassification adjustment for net loss (gain) from sale of investment securities available for sale included in income, net of tax of $56, $(6) and $(330), respectively	200	(23)	(1,188)
Other comprehensive (loss) income	(109,246)	(15,622)	14,640
Comprehensive (loss) income	$(27,371)	$82,413	$61,210

See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except shares and per share amounts)

	Year Ended December 31, 2022
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2021	35,105,779	$551,798	$293,238	$9,396	$854,432
Restricted stock units vested	127,952	—	—	—	—
Stock-based compensation expense	—	3,795	—	—	3,795
Common stock repurchased	(127,034)	(3,196)	—	—	(3,196)
Net income	—	—	81,875	—	81,875
Other comprehensive loss, net of tax	—	—	—	(109,246)	(109,246)
Cash dividends declared on common stock ($0.84 per share)	—	—	(29,767)	—	(29,767)
Balance at December 31, 2022	35,106,697	$552,397	$345,346	$(99,850)	$797,893

	Year Ended December 31, 2021
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2020	35,912,243	$571,021	$224,400	$25,018	$820,439
Restricted stock units vested	125,377	—	—	—	—
Stock-based compensation expense	—	3,666	—	—	3,666
Common stock repurchased	(931,841)	(22,889)	—	—	(22,889)
Net income	—	—	98,035	—	98,035
Other comprehensive loss, net of tax	—	—	—	(15,622)	(15,622)
Cash dividends declared on common stock ($0.81 per share)	—	—	(29,197)	—	(29,197)
Balance at December 31, 2021	35,105,779	$551,798	$293,238	$9,396	$854,432

	Year Ended December 31, 2020
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2019	36,618,729	$586,459	$212,474	10,378	$809,311
Cumulative effect from change in accounting policy (1)	—	—	(5,615)	—	(5,615)
Restricted stock units vested	109,853	—	—	—	—
Exercise of stock options	8,248	122	—	—	122
Stock-based compensation expense	—	3,559	—	—	3,559
Common stock repurchased	(824,587)	(19,119)	—	—	(19,119)
Net income	—	—	46,570	—	46,570
Other comprehensive income, net of tax	—	—	—	14,640	14,640
Cash dividends declared on common stock ($0.80 per share)	—	—	(29,029)	—	(29,029)
December 31, 2020	35,912,243	$571,021	$224,400	$25,018	$820,439
(1) Effective January 1, 2020, the Bank adopted ASU 2016-13, Financial Instruments - Credit Losses.

See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$81,875	$98,035	$46,570
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	341	(21,739)	(3,612)
(Reversal of) provision for credit losses	(1,426)	(29,372)	36,106
Stock-based compensation expense	3,795	3,666	3,559
Amortization of intangible assets	2,750	3,111	3,525
Origination of mortgage loans held for sale	(15,190)	(86,443)	(136,979)
Proceeds from sale of mortgage loans held for sale	17,299	93,543	142,624
Bank owned life insurance income	(3,747)	(2,520)	(4,319)
Valuation adjustment on interest rate swaps	(66)	(355)	422
Gain on sale of other real estate owned	—	—	(179)
Gain on sale of mortgage loans held for sale, net	(633)	(3,644)	(5,044)
Gain (loss) on sale of investment securities, net	256	(29)	(1,518)
Gain on sale of assets held for sale	(403)	(4,440)	(1,043)
Other	9,605	19,717	(9,781)
Net cash provided by operating activities	94,456	69,530	70,331
Cash flows from investing activities:
Loan originations and purchases, net of payments	(225,149)	699,107	(692,720)
Maturities and repayments of investment securities available for sale	181,487	254,668	264,223
Maturities and repayments of investment securities held to maturity	28,296	1,255	—
Purchase of investment securities available for sale	(790,871)	(616,123)	(152,618)
Purchase of investment securities held to maturity	(412,835)	(140,288)	—
Proceeds from sales of investment securities available for sale	30,390	1,248	55,030
Purchase of premises and equipment	(4,016)	(3,018)	(6,997)
Proceeds from sales of other real estate owned	—	—	1,290
Proceeds from sales of assets held for sale	2,102	10,556	2,407
Proceeds from redemption of Federal Home Loan Bank stock	2,002	—	2,560
Purchases of Federal Home Loan Bank stock	(2,985)	(1,272)	(2,844)
Proceeds from sales of premises and equipment	106	65	554
Purchases of bank owned life insurance	(230)	(10,166)	(3,641)
Proceeds from bank owned life insurance death benefit	2,114	—	1,324
Cash received from return of NMTC equity method investment	—	9,642	—
Capital contributions to tax credit partnerships	(18,190)	(41,911)	(7,117)
Net cash (used) provided by investing activities	(1,207,779)	163,763	(538,549)

	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities:
Net (decrease) increase in deposits	(469,450)	783,347	1,015,314
Federal Home Loan Bank advances	50,050	—	64,000
Repayment of Federal Home Loan Bank advances	(50,050)	—	(64,000)
Common stock cash dividends paid	(29,491)	(28,937)	(28,859)
Net (decrease) increase in securities sold under agreement to repurchase	(4,242)	15,156	15,514
Proceeds from exercise of stock options	—	—	122
Repurchase of common stock	(3,196)	(22,889)	(19,119)
Net cash (used) provided by financing activities	(506,379)	746,677	982,972
Net (decrease) increase in cash and cash equivalents	(1,619,702)	979,970	514,754
Cash and cash equivalents at beginning of period	1,723,292	743,322	228,568
Cash and cash equivalents at end of period	$103,590	$1,723,292	$743,322

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,709	$6,790	$13,136
Cash paid for income taxes, net of refunds	5,035	9,888	13,432

Supplemental non-cash disclosures of cash flow information:
Transfer of investment securities available for sale to held to maturity	—	244,778	—
Investment in tax credit partnerships and related funding commitment	85,888	29,551	10,237
Loans received from return of NMTC equity method investment	—	15,596	—
ROU assets obtained in exchange for new operating lease liabilities	2,869	13,966	1,265
Transfers of premises and equipment classified as held for sale to prepaid expenses and other assets from premises and equipment, net	910	3,556	3,243
Cumulative effect from change in accounting policy (1)	—	—	7,175
Transfer of bank owned life insurance to prepaid expenses and other assets due to death benefit accrued, but not paid	—	—	2,672
Transfers of loans receivable to other real estate owned	—	—	270
Transfer of deposits to deposits held for sale	17,420	—	—
(1) Effective January 1, 2020, the Bank adopted ASU 2016-13, Financial Instruments - Credit Losses, respectively.
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2022, 2021 and 2020

(1)Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, the Bank. The Bank is headquartered in Olympia, Washington and conducts business from its 50 branch offices located throughout Washington State, the greater Portland, Oregon area and Eugene, Oregon. The Bank’s business consists primarily of commercial lending and deposit relationships with small and medium-sized businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas. The Bank's deposits are insured by the FDIC.
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
Realized gains and losses on sales of investment securities are recorded on the trade date in "Gain (loss) on sale of investment securities, net" on the Consolidated Statements of Income and determined using the specific identification method. Premiums and discounts on investment securities available for sale and held to maturity are amortized or accreted into income using the interest method. An investment security available for sale or held to maturity is placed on nonaccrual status at the time any principal or payments become more than 90 days delinquent and classified as past due after 30 days of nonpayment. Interest accrued, but not received for an investment security classified as nonaccrual is reversed against interest income during the period that the investment security is placed on nonaccrual status.
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
Accrued interest receivable on investment securities available for sale is excluded from the estimate of expected credit losses. Changes in the ACL on investment securities available for sale are recorded as provision for credit losses expense. Losses are charged against the ACL when management believes the uncollectibility of an investment security available for sale is confirmed or when either of the criteria regarding intent or requirement to sell is met.
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
Accrued interest receivable on investment securities held to maturity is excluded from the estimate of expected credit losses. Changes in the ACL on investment securities held to maturity are recorded as provision for credit losses expense. Losses are charged against the ACL when management believes the uncollectibility of an investment security held to maturity is confirmed.
Loans Held for Sale
Mortgage loans held for sale are carried at the lower of amortized cost or fair value. Any loan that management does not have the intent and ability to hold for the foreseeable future or until maturity or payoff is classified as held for sale at the time of origination, purchase, securitization or when such decision is made. Unrealized losses on loans held for sale are recorded as a valuation allowance and included in "Other expense" on the Consolidated Statements of Income.
Loans Receivable
Loans receivable includes loans originated, indirect loans purchased by the Bank and loans acquired in business combinations that management has the intent and ability to hold for the foreseeable future or until maturity or payoff and is reported at amortized cost. Amortized cost is the outstanding principal balance, net of purchased premiums and discounts and net deferred loan origination fees and costs. Interest on loans is calculated using the interest method based on the daily balance of the principal amount outstanding and is credited to interest income as earned. Accrued interest receivable for loans receivable is reported within "Accrued interest receivable" on the Consolidated Statements of Financial Condition. The Company's policies for loans receivable generally do not differ by loan segments or classes unless specified in the following policies.
Acquired Loans:
Acquired loans are recorded at their fair value at acquisition date net of an ACL on loans expected to be incurred over the life of the loan. The initial ACL on acquired loans is determined using the same methodology as originated loans. For non-PCD loans, the initial ACL on loans is recorded through earnings as a provision for credit losses. For PCD loans, the initial ACL is incorporated into the calculation of the fair value of net assets acquired on the merger date and the net of the PCD loan purchase price and the initial ACL becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of PCD loans is the noncredit discount or premium for PCD loans. The noncredit discount or premium for PCD loans and both the noncredit and credit discount or premium for non-PCD loans are accreted through the "Interest and fees on loans" line item on the Consolidated Statements of Income over the life of the loan using the interest method for non-revolving credits or the straight-line method, which approximates the effective interest method, for revolving credits. Any unrecognized discount or premium for a purchased loan that is subsequently repaid in full is recognized immediately into income. Subsequent changes to the ACL on loans for acquired loans are recorded through earnings as a provision for credit losses.
Delinquent Loans:
Loans are considered past due or delinquent when principal or interest payments are past due 30 days or more. Delinquent loans generally remain on accrual status between 30 days and 89 days past due.
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
ACL on Loans
The ACL on loans is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Loans are debited against the ACL on loans when management believes the uncollectibility of a loan balance is confirmed and subsequent recoveries, if any, are credited to the ACL on loans. The Bank records the changes in the ACL on loans through earnings as a "(Reversal of) provision for credit losses" on the Consolidated Statements of Income.
Management has adopted a historic loss, open pool CECL methodology to calculate the ACL on loans. Under this methodology, loans are either collectively evaluated if they share similar risk characteristics, including performing TDR loans, or individually evaluated if they do not share similar risk characteristics, including nonaccrual loans.
The allowance for individually evaluated loans is calculated using either the collateral value method, which considers the likely source of repayment as the value of the collateral less estimated costs to sell, or the net present value method, which considers the contractual principal and interest terms and estimated cash flows available from the borrower to satisfy the debt. Nonaccrual TDR loans are individually evaluated for credit loss except if the original interest rate is used to discount the expected cash flows, not the rate specified in the restructuring.

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
The Bank’s ACL model also includes adjustments for qualitative factors, where appropriate. Since historical information (such as historical net losses and economic cycles) may not always, by themselves, provide a sufficient basis for determining future expected credit losses, the Bank periodically considers the need for qualitative adjustments to the ACL. The Bank has a bias for minimal qualitative risk factors unless internal or external factors indicate otherwise. Qualitative adjustments may be related to and include, but not be limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral or industry specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) other limitations associated with factors such as underwriting changes, acquisition of new portfolios, changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. The Bank has established metrics to estimate the qualitative risk factors by segment based on the identified risk.
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
The ACL for unfunded commitments is recorded in "Accrued expenses and other liabilities" on the Consolidated Statements of Financial Condition and changes are recognized through earnings in the "(Reversal of) provision for credit losses" on the Consolidated Statements of Income.
Mortgage Banking Operations
The Bank originates and sells certain residential real estate loans on a servicing-released basis. The Bank recognizes a gain or loss on sale to the extent that the sale proceeds of the loan sold differs from the net book value at the time of sale. Income from residential real estate loans brokered to other lenders is recognized into income on date of loan closing.

Commitments to fund residential real estate loans and commitments to subsequently sell residential real estate loans are made during the period between the taking of the loan application and the closing of the loan. The timing of making these commitments is dependent upon the timing of the borrower’s election to lock-in the mortgage interest rate and fees prior to loan closing. The Company enters into forward commitments for the future delivery of residential real estate loans when interest rate locks are entered into in order to hedge the interest rate risk resulting from its commitments to fund the loans. These sale commitments are typically made on a best-efforts basis whereby the Bank is only obligated to sell the loan if the loan is approved and closed by the Bank. Commitments to fund residential real estate loans to be sold into the secondary market and forward commitments for the future delivery of these loans are accounted for as free-standing derivatives, however, the fair values of these freestanding derivatives were not significant at December 31, 2022 or December 31, 2021.
Commercial Loan Sales, Servicing, and Commercial Servicing Asset
The Company, on a limited basis, sells the guaranteed portion of SBA and USDA loans, with servicing retained, for cash proceeds and records a related servicing asset. The Company does not sell loans with servicing retained unless it retains a participating interest. A servicing asset is recorded at fair value upon sale which is estimated by discounting estimated net future cash flows from servicing using discount rates that approximate current market rates and using estimated prepayment rates. Subsequent to initial recognition, all classes of servicing rights are carried at the lower of amortized cost or fair value and are amortized in proportion to and over the period of the estimated net servicing income. The servicing asset is reported within "Prepaid expenses and other assets" on the Consolidated Statements of Financial Condition.
For purposes of evaluating and measuring impairment, the fair value of servicing rights is measured using a discounted estimated net future cash flow model as described above at least annually. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics including investor type, loan type and maturity and recognized through a valuation allowance for an individual stratum to the extent fair value is less than the carrying amount. If the Company later determines all or a portion of the impairment no longer exists for a particular stratum, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported within "Other income" on the Consolidated Statements of Income.
In connection with the loan sales, the Bank typically makes representations and warranties about the underlying loans conforming to specified guidelines. If the underlying loans do not conform to the specifications, the Bank may have an obligation to repurchase the loans or indemnify the purchaser against any loss. The Bank believes the potential for material loss under these arrangements was remote at December 31, 2022, December 31, 2021 and December 31, 2020.
Servicing fee income is recorded for fees earned for servicing loans and reported as "Other income" on the Consolidated Statements of Income. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of mortgage servicing rights is netted against servicing fee income. Late fees and ancillary fees related to loan servicing were not material for the years ended December 31, 2022, 2021, and 2020.
A premium over the adjusted carrying value is received upon the sale of the guaranteed portion of a SBA or USDA loan. The Bank's investment in a SBA or USDA loan is allocated among the sold and retained portions of the loan based on the relative fair value of each portion at the time of loan origination, adjusted for payments and other activities. Because the portion retained does not carry a SBA or USDA guarantee, part of the gain recognized on the sold portion of the loan is deferred and amortized as a yield enhancement on the retained portion in order to obtain a market equivalent yield. The balance of the deferred gain was immaterial at December 31, 2022, December 31, 2021 and December 31, 2020.
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
After acquisition, all costs incurred in maintaining the property are expensed except for costs relating to the development and improvement of the property which are capitalized to the extent of the property’s net realizable value. If the estimated realizable value of the other real estate owned property declines after the acquisition date, the valuation adjustment is charged to "Other real estate owned, net" on the Consolidated Statements of Income.
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
For the goodwill impairment assessment, the Company either assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not the fair value of the reporting unit is less than its carrying value and a quantitative test is needed or opts to bypass the qualitative analysis and performs a quantitative analysis only. The quantitative analysis requires the Company to make assumptions and judgments regarding the fair value of the reporting unit. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded for the difference.
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
The Company’s policy is to recognize interest and penalties on unrecognized tax benefits in "Income tax expense" in the Consolidated Statements of Income as the amounts are generally insignificant each year.
Operating Leases
The Company has only identified leases classified as operating leases. Operating leases are recorded as ROU assets and ROU liabilities within "Prepaid expenses and other assets" and "Accrued expenses and other liabilities", respectively, in the Consolidated Statements of Financial Condition. ROU assets represent the Company's right to use an underlying asset for the lease term and ROU liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and ROU liabilities are recognized at the lease agreement commencement date based on the present value of lease payments over the lease term. The lease term incorporates options to extend the lease when it is reasonably certain that the Company will exercise that option. As the Company's leases typically do not provide an implicit rate; the Company uses its incremental borrowing rate based on the information available at the operating lease commencement date in determining the present value of lease payments. The operating lease ROU asset is further reduced by any lease pre-payments made and lease incentives. The leases may contain various provisions for increases in rental rates based either on changes in the published Consumer Price Index or a predetermined escalation schedule and such variable lease payments are recognized as lease expense as they are incurred. The majority of the Company's leases include variable lease payments such as real estate taxes, maintenance, insurance and other similar costs in addition to the base rent. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
The market price of the Company’s common stock at the date of grant is used to determine the fair value of the restricted stock awards and restricted stock units. The fair value of stock options granted is estimated based on the date of grant using the Black-Scholes-Merton option pricing model. Certain restricted stock unit grants are subject to performance-based vesting as well as other approved vesting conditions and cliff-vest based on those conditions, and the fair value is estimated using a Monte Carlo simulation pricing model. The assumptions used in the Monte Carlo simulation pricing model include the expected term based on the valuation date and the remaining contractual term of the award; the risk-free interest rate based on the U.S. Treasury curve at the valuation date of the award; the expected dividend yield based on expected dividends being payable to the holders; and the expected stock price volatility over the expected term based on the historical volatility over the equivalent historical term.
Tax Credit Investments
The Company has equity investments in LIHTC partnerships, which are indirect federal subsidies that finance low-income housing projects. As a limited liability investor in these partnerships, the Company receives tax benefits in the form of tax deductions from partnership operating losses and federal income tax credits. The federal income tax credits are earned over a 10-year period as a result of the investment properties meeting certain criteria and are subject to recapture for noncompliance with such criteria over a 15-year period. The Company accounts for the LIHTCs under the proportional amortization method and amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance on the Consolidated Statements of Income as a component of "Income tax expense". The Company reports the carrying value of the equity investments in the unconsolidated LIHTCs as Prepaid expenses and other assets and the unfunded contingent commitments related to the equity investments as Accrued expenses and other liabilities on the Company’s Statements of Financial Condition. The maximum exposure to loss in the LIHTCs is the amount of equity invested and credit extended by the Company. Loans to these entities are underwritten in substantially the same manner as other loans and are secured. The Company has evaluated the variable interests held by the Company in each LIHTC investment and determined the Company does not have controlling financial interests in such investments and is not the primary beneficiary.
Through May 2021, the Company held $25.0 million of qualified equity investments in three certified development entities eligible to receive NMTC. The NMTC program provides federal tax incentives to investors to make investments in distressed communities and promotes economic improvements through the development of successful businesses in these communities. The NMTC is available to investors over a seven-year period and is subject to recapture if certain events occur during such period. The Company is required to fund 85% of a tranche by a predetermined deadline to claim the entire tax credit. The Company funded its tranche before the deadline. The Company dissolved the NMTC investment during the year ended December 31, 2021 after gross tax credits related to the Company's certified development entities totaling $9.8 million were utilized during the seven year period ending December 31, 2020. Prior to dissolution, the Company accounted for its NMTC on the equity method and reported the investment balance in "Prepaid expenses and other assets" on the Consolidated Statements of Financial Condition and the related investment income was recognized in "Other income" on the Consolidated Statements of Income.
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
The Company’s obligation to make payments under the Deferred Compensation Plan and the Salary Continuation Plan is a general obligation of the Company and is to be paid from the Company’s general assets. As such, participants are general unsecured creditors of the Company with respect to their participation under both plans. The Company records a liability within "Accrued expenses and other liabilities" on the Consolidated Statements of Financial Condition and records the expense as "Compensation and employee benefits" on the Consolidated Statements of Income in a systematic and rational manner. Since the amounts earned under the Deferred Compensation Plan are generally based on the Company’s annual performance, the Company records deferred compensation expense each year for an amount calculated based on that year’s financial performance.

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
Fee income related to interest rate swap derivative contract transactions is recorded in "Interest rate swap fees" on the Consolidated Statements of Income. The fair value of derivative positions outstanding is included in "Prepaid expenses and other assets" and "Accrued expenses and other liabilities" in the Consolidated Statements of Financial Condition. The gains and losses due to changes in fair value and all cash flows are included in "Other income" in the Consolidated Statements of Income, but typically net to zero based on the identical back-to-back interest rate swaps unless a credit valuation adjustment is recorded to appropriately reflect nonperformance risk in the fair value measurement. Various factors impact changes in the credit valuation adjustments over time, including changes in the risk ratings of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.
Advertising Expenses
Advertising costs are expensed as incurred. Costs related to production of advertising are considered incurred when the advertising is first used.
(Reversal of) Provision for Credit Losses
The provision for credit losses as presented in the Consolidated Statements of Income includes the provision for credit losses on loans, the provision for credit losses on unfunded commitments and the provision for credit losses on investment securities.
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
Revenue from Contracts with Customers
The Company's revenues are primarily composed of interest income on financial instruments, such as loans and investment securities. The Company's revenue derived from contracts with customers are generally presented in "Service charges and other fees" and "Other income" on the Consolidated Statement of Income and includes the following:
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
(d) Recently Issued or Adopted Accounting Pronouncements
FASB ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11, and ASU 2020-02, was originally issued in June 2016. This ASU replaced the incurred loss methodology with an expected loss methodology, which is commonly referred to as the "CECL" methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loans receivable. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, CECL Adoption made changes to the accounting for credit losses on investment securities available for sale. This ASU requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. For public business entities, this ASU was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted for fiscal years after December 15, 2018, and can be delayed under a provision of the CARES Act until the end of the official health emergency declaration. The Company adopted ASU 2016-13 on January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost, investment securities available for sale and unfunded commitments. At adoption, the Bank elected not to measure an ACL on accrued interest receivable on loans receivable or accrued interest receivable on investment securities available for sale as Bank policy is to reverse interest income for uncollectible accrued interest receivable balances in a timely manner. The Significant Accounting Policies section above reflects the policies after adoption. Upon adoption of this ASU, the Company recorded an increase to the ACL on loans of $3.4 million and an increase to the ACL on unfunded commitments of $3.7 million, which resulted in a pretax cumulative-effect adjustment of $7.1 million. The impact of this adjustment to beginning retained earnings on January 1, 2020 was $5.6 million, net of tax.
FASB ASU 2020-04, Reference Rate Reform (Topic 848), as amended by ASU 2021-01, and ASU 2022-06 was issued in March 2020 and provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are effective for all entities as of March 12, 2020. In December 2022, FASB amended this ASU and deferred the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The amendments are elective, apply to all entities, and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Bank’s interest rate swap-related transactions are the majority of the Company's LIBOR exposure. Effective January 25, 2021, the Company adhered to the Interbank Offered Rate Fallbacks Protocol as published by the International Swaps and Derivatives Association, Inc. and recommended by the Alternative Reference Rates Committee. The Company does not expect the adoption of this ASU to have a material impact on its business operations or Consolidated Statements of Financial Condition.
FASB ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, was issued in March 2022. The ASU eliminates the accounting guidance for TDR loans by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, the entity will apply the loan refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or continuation of an existing loan. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. These amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, since the Company previously adopted the amendments in ASU 2016-13. Early adoption is permitted in any interim period if an entity has adopted ASU 2016-13 and such election may be made individually to adopt the guidance related to TDRs, including related disclosures, and the presentation of gross write-offs in the vintage disclosure. This update requires prospective transition for the disclosures related to loan restructurings for borrowers experiencing financial difficulty and the presentation of gross write-offs in the vintage disclosures. The guidance related to the recognition and measurement of TDRs may be adopted on a prospective or modified retrospective transition method. The Company has not yet adopted this ASU for the year ended December 31, 2022 does not expect the adoption of this ASU to have a material impact on its business operations or Consolidated Statements of Financial Condition.

(2)Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk and complement the Bank’s lending activities.
During 2021, the Company transferred, at fair value, $244.8 million of U.S. government and agency securities from the available for sale classification to the held to maturity classification. The net unrealized after tax gain remained in AOCI and is amortized over the remaining life of the securities, offsetting the related amortization of discount or premium on the transferred securities. No gains or losses were recognized at the time of the transfer.
There were no investment securities classified as trading at December 31, 2022 or December 31, 2021.

(a) Investment Securities by Classification, Type and Maturity
The following tables present the amortized cost and fair value of investment securities at the dates indicated and the corresponding amounts of gross unrealized gains and losses, including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in AOCI:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. government and agency securities	$68,912	$—	$(5,053)	$63,859
Municipal securities	171,087	172	(18,233)	153,026
Residential CMO and MBS	479,473	—	(55,087)	424,386
Commercial CMO and MBS	714,136	19	(49,734)	664,421
Corporate obligations	4,000	—	(166)	3,834
Other asset-backed securities	22,425	14	(522)	21,917
Total	$1,460,033	$205	$(128,795)	$1,331,443

Investment securities held to maturity:
U.S. government and agency securities	$150,936	$—	$(33,585)	$117,351
Residential CMO and MBS	290,318	—	(17,440)	272,878
Commercial CMO and MBS	325,142	—	(41,937)	283,205
Total	$766,396	$—	$(92,962)	$673,434

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. government and agency securities	$21,494	$55	$(176)	$21,373
Municipal securities	213,158	8,908	(854)	221,212
Residential CMO and MBS	307,366	2,111	(2,593)	306,884
Commercial CMO and MBS	313,169	3,891	(1,199)	315,861
Corporate obligations	2,007	7	—	2,014
Other asset-backed securities	26,638	369	(16)	26,991
Total	$883,832	$15,341	$(4,838)	$894,335

Investment securities held to maturity:
U.S. government and agency securities	$141,011	$120	$(1,768)	$139,363
Residential CMO and MBS	24,529	—	(153)	24,376
Commercial CMO and MBS	217,853	—	(5,261)	212,592
Total	$383,393	$120	$(7,182)	$376,331

The amortized cost and fair value of investment securities at December 31, 2022, by contractual maturity, are set forth below. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$30,176	$29,723	$—	$—
Due after one year through five years	41,687	39,777	—	—
Due after five years through ten years	58,981	55,552	83,227	67,817
Due after ten years	113,155	95,667	67,709	49,534
Total investment securities due at a single maturity date	243,999	220,719	150,936	117,351
Mortgage-backed securities (1)	1,216,034	1,110,724	615,460	556,083
Total investment securities	$1,460,033	$1,331,443	$766,396	$673,434
(1) Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their payment speed.
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at December 31, 2022 and December 31, 2021.
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

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and agency securities	$51,900	$(2,031)	$11,959	$(3,022)	$63,859	$(5,053)
Municipal securities	82,580	(5,585)	40,945	(12,648)	123,525	(18,233)
Residential CMO and MBS	217,949	(14,770)	206,437	(40,317)	424,386	(55,087)
Commercial CMO and MBS	473,580	(16,971)	181,692	(32,763)	655,272	(49,734)
Corporate obligations	3,834	(166)	—	—	3,834	(166)
Other asset-backed securities	16,489	(510)	721	(12)	17,210	(522)
Total	$846,332	$(40,033)	$441,754	$(88,762)	$1,288,086	$(128,795)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and agency securities	$14,828	$(176)	$—	$—	$14,828	$(176)
Municipal securities	$29,774	$(619)	$9,351	$(235)	39,125	(854)
Residential CMO and MBS	204,039	(2,470)	19,862	(123)	223,901	(2,593)
Commercial CMO and MBS	83,283	(1,161)	1,936	(38)	85,219	(1,199)
Other asset-backed securities	2,763	(9)	1,118	(7)	3,881	(16)
Total	$334,687	$(4,435)	$32,267	$(403)	$366,954	$(4,838)
(c) ACL on Investment Securities
The Company evaluated investment securities available for sale as of December 31, 2022 and December 31, 2021 and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of both December 31,

2022 and December 31, 2021. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of December 31, 2022 and December 31, 2021.
The Company also evaluated investment securities held to maturity for current expected credit losses as of December 31, 2022 and December 31, 2021. There were no investment securities held to maturity classified as nonaccrual or past due as of December 31, 2022 and December 31, 2021 and all were issued by the U.S. government and its agencies and either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and had a long history of no credit losses. Accordingly, the Company did not measure expected credit losses on investment securities held to maturity since the historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. Therefore, no ACL on investment securities held to maturity was recorded as of December 31, 2022 and December 31, 2021.
(d) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of investment securities available for sale during the following periods:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Gross realized gains	$4	$29	$1,537
Gross realized losses	(260)	—	(19)
Net realized gains/(losses)	$(256)	$29	$1,518
(e) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities that are pledged as collateral for the following obligations at the dates indicated:

	December 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state public deposits	$156,784	$137,931	$128,216	$130,217
Federal Reserve Bank credit facility	60,660	49,506	61,057	59,674
Securities sold under agreement to repurchase	63,685	55,836	59,887	59,655
Other securities pledged	54,910	48,358	56,419	55,633
Total	$336,039	$291,631	$305,579	$305,179
(f) Accrued Interest Receivable
Accrued interest receivable excluded from the amortized cost of investment securities available for sale totaled $4.8 million and $3.5 million at December 31, 2022 and December 31, 2021, respectively. Accrued interest receivable excluded from the amortized cost on investment securities held to maturity totaled $2.4 million and $1.1 million at December 31, 2022 and December 31, 2021, respectively.
No amounts of accrued interest receivable on investment securities available for sale or held to maturity were reversed against interest income on investment securities during the years ended December 31, 2022, 2021, and 2020.
(G) Non-Marketable Securities
As a member bank of Visa U.S.A., we held 6,549 shares of Visa Inc. Class B common stock at December 31, 2022 and December 31, 2021. These shares have a carrying value of zero and are restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. Because of the restriction and the uncertainty on the conversion rate to Class A shares, these shares lack a readily determinable fair value.

(3)Loans Receivable
The Bank originates loans in the ordinary course of business and has also acquired loans through mergers and acquisitions. Accrued interest receivable was excluded from disclosures presenting the Bank's amortized cost of loans receivable as it was deemed insignificant. In addition to originating loans, the Bank may also purchase loans through pool purchases, participation purchases and syndicated loan purchases.

(a) Loan Origination/Risk Management
The Bank categorizes the individual loans in the total loan portfolio into four segments: commercial business; residential real estate; real estate construction and land development; and consumer. Within these segments are classes of loans for which management monitors and assesses credit risk.
The Bank has certain lending policies and guidelines in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and guidelines on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and nonperforming and criticized loans. The Bank also conducts internal loan reviews and validates the credit risk assessment on a periodic basis and presents the results of these reviews to management. The loan review process complements and reinforces the risk identification and assessment decisions made by loan officers and credit personnel.
The amortized cost of loans receivable, net of ACL on loans consisted of the following portfolio segments and classes at the dates indicated:

	December 31, 2022	December 31, 2021
	(In thousands)
Commercial business:
Commercial and industrial	$692,100	$621,567
SBA PPP	1,468	145,840
Owner-occupied CRE	937,040	931,150
Non-owner occupied CRE	1,586,632	1,493,099
Total commercial business	3,217,240	3,191,656
Residential real estate	343,631	164,582
Real estate construction and land development:
Residential	80,074	85,547
Commercial and multifamily	214,038	141,336
Total real estate construction and land development	294,112	226,883
Consumer	195,875	232,541
Loans receivable	4,050,858	3,815,662
Allowance for credit losses on loans	(42,986)	(42,361)
Loans receivable, net	$4,007,872	$3,773,301

Balances included in the amortized cost of loans receivable:
Unamortized net discount on acquired loans	$(2,501)	$(3,938)
Unamortized net deferred fee	$(10,016)	$(7,953)
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
SBA PPP. The Bank began originating SBA PPP loans following the enactment of the CARES Act in April 2020. SBA PPP loans are fully guaranteed by the SBA, intended for businesses impacted by the COVID-19 Pandemic and designed to provide near term relief to help small businesses sustain operations. These loans have either a two-year or five-year maturity date and earn interest at 1%. The Bank also earned a fee based on the size of the loan, which is recognized over the life of the loan. The Bank no longer originates SBA PPP loans as the program expired on May 31, 2021.
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
Residential Real Estate:
The majority of the Bank’s residential real estate loans are secured by one-to-four family residences located in its primary market areas. The Company’s underwriting standards require that residential real estate loans maintained in the portfolio generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms of maturity typically range from 15 to 30 years. The Bank sells a portion of originated residential real estate loans in the secondary market. In addition to originating residential real estate loans, the Bank began purchasing pools of residential real estate loans during the year ended 2022. All purchased loans adhere to the Bank's underwriting standards.
Real Estate Construction and Land Development:
The Bank originates construction loans for residential and for commercial and multifamily properties. The residential construction loans generally include construction of custom single-family homes whereby the home owner is the borrower. The Bank also provides financing to builders for the construction of pre-sold residential homes and, in selected cases, to builders for the construction of speculative single-family residential property. Construction loans are typically short-term in nature and priced with variable rates of interest. Construction loans may also include construction to permanent financing where the loan term includes both the construction phase and term loan. Construction lending can involve a higher level of risk than other types of lending because funds are advanced partially based upon the value of the project, which is uncertain prior to the project’s completion. Because of the uncertainties inherent in estimating construction costs as well as the market value of a completed project and the effects of governmental regulation of real property, the Bank’s estimates with regard to the total funds required to complete a project and the related loan-to-value ratio may vary from actual results. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness. If the Bank’s estimate of the value of a project at completion proves to be overstated, it may have inadequate security for repayment of the loan and may incur a loss if the borrower does not repay the loan. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being dependent upon successful completion of the construction project, market interest rate changes, government regulation of real property, general economic conditions and the availability of long-term financing.
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
(b) Concentrations of Credit
Most of the Bank’s lending activity occurs within its primary market areas which are concentrated along the I-5 corridor from Whatcom County to Clark County in Washington State, and Multnomah, Washington and Lane County in Oregon, as well as other contiguous markets and represents a geographic concentration. Additionally, the Bank's loan portfolio is concentrated in commercial business loans, including commercial and industrial, owner and nonowner-occupied CRE and commercial and multifamily real estate construction and land development loans. Commercial business loans, excluding SBA PPP loans, are generally considered as having more inherent risk of default than residential real estate loans or other consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential real estate loans and consumer loans, implying higher potential losses on an individual loan basis.
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
Loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a pass grade may have some estimated inherent losses, but to a lesser extent than the other loan grades. The SM loan grade is transitory in that the Bank is waiting on additional information to determine the likelihood and extent of any potential loss. The likelihood of loss for SM graded loans, however, is greater than Watch graded loans because there has been measurable credit deterioration. Loans with a SS grade have further credit deterioration and include both accrual loans and nonaccrual loans. For Doubtful and Loss graded loans, the Bank is almost certain of the losses and the outstanding principal balances are generally charged off to the realizable value.
Regulatory agencies provided guidance regarding credit risk ratings, delinquency reporting and nonaccrual status for loans adversely impacted by the COVID-19 Pandemic. The Bank exercised judgment in determining the risk rating for impacted borrowers and did not automatically adversely classify credits that were affected by the COVID-19 Pandemic. The Bank did not designate loans with payment deferrals granted due to the COVID-19 Pandemic as past due because of the deferral. Due to the short-term nature of the forbearance and other relief programs the Bank offered as a result of the COVID-19 Pandemic, borrowers granted relief under these programs were generally not reported as nonaccrual during the deferral period.
The following table presents the amortized cost of loans receivable by risk grade at the dates indicated:

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted (1)	Loans Receivable
	2022	2021	2020	2019	2018	Prior
	(In thousands)
Commercial business:
Commercial and industrial
Pass	$168,818	$93,302	$82,437	$61,160	$33,957	$74,181	$146,795	$172	$660,822
SM	212	109	443	4,637	362	4,447	5,433	—	15,643

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted (1)	Loans Receivable
	2022	2021	2020	2019	2018	Prior
SS	773	188	1,710	3,465	559	5,098	3,674	168	15,635
Total	169,803	93,599	84,590	69,262	34,878	83,726	155,902	340	692,100
SBA PPP
Pass	—	1,351	117	—	—	—	—	—	1,468
Owner-occupied CRE
Pass	134,432	167,927	93,834	157,096	62,876	282,212	—	—	898,377
SM	—	1,744	—	—	2,540	16,664	—	247	21,195
SS	—	—	671	—	3,722	13,075	—	—	17,468
Total	134,432	169,671	94,505	157,096	69,138	311,951	—	247	937,040
Non-owner occupied CRE
Pass	240,151	189,300	160,930	258,778	121,369	561,645	—	—	1,532,173
SM	—	8,349	—	4,172	—	12,190	—	—	24,711
SS	—	—	—	—	3,627	26,121	—	—	29,748
Total	240,151	197,649	160,930	262,950	124,996	599,956	—	—	1,586,632
Total commercial business
Pass	543,401	451,880	337,318	477,034	218,202	918,038	146,795	172	3,092,840
SM	212	10,202	443	8,809	2,902	33,301	5,433	247	61,549
SS	773	188	2,381	3,465	7,908	44,294	3,674	168	62,851
Total	544,386	462,270	340,142	489,308	229,012	995,633	155,902	587	3,217,240
Residential real estate
Pass	132,510	149,934	24,668	16,803	4,207	15,337	—	—	343,459
SS	—	—	—	—	—	172	—	—	172
Total	132,510	149,934	24,668	16,803	4,207	15,509	—	—	343,631
Real estate construction and land development:
Residential
Pass	45,521	26,675	2,891	3,061	871	1,055	—	—	80,074
Commercial and multifamily
Pass	71,168	123,626	6,272	1,084	2,562	995	—	—	205,707
SM	—	—	2,213	5,687	—	—	—	—	7,900
SS	—	—	—	37	—	394	—	—	431
Total	71,168	123,626	8,485	6,808	2,562	1,389	—	—	214,038
Total real estate construction and land development
Pass	116,689	150,301	9,163	4,145	3,433	2,050	—	—	285,781
SM	—	—	2,213	5,687	—	—	—	—	7,900
SS	—	—	—	37	—	394	—	—	431
Total	116,689	150,301	11,376	9,869	3,433	2,444	—	—	294,112
Consumer
Pass	3,379	509	9,848	27,370	15,563	19,855	116,605	435	193,564
SS	—	—	168	559	320	1,120	44	100	2,311
Total	3,379	509	10,016	27,929	15,883	20,975	116,649	535	195,875
Loans receivable
Pass	795,979	752,624	380,997	525,352	241,405	955,280	263,400	607	3,915,644
SM	212	10,202	2,656	14,496	2,902	33,301	5,433	247	69,449
SS	773	188	2,549	4,061	8,228	45,980	3,718	268	65,765
Total	$796,964	$763,014	$386,202	$543,909	$252,535	$1,034,561	$272,551	$1,122	$4,050,858
(1) Represents the loans receivable balance at December 31, 2022 which was converted from a revolving loan to an amortizing loan during the year ended December 31, 2022.

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted (1)	Loans Receivable
	2021	2020	2019	2018	2017	Prior
	(In thousands)
Commercial business:
Commercial and industrial
Pass	$95,960	$100,193	$94,657	$54,707	$28,558	$77,294	$127,651	$1,035	$580,055
SM	326	884	5,998	1,425	2,223	2,401	2,048	353	15,658
SS	1,443	1,287	5,912	2,809	2,526	6,907	4,402	568	25,854
Total	97,729	102,364	106,567	58,941	33,307	86,602	134,101	1,956	621,567
SBA PPP
Pass	139,253	6,587	—	—	—	—	—	—	145,840
Total	139,253	6,587	—	—	—	—	—	—	145,840
Owner-occupied CRE
Pass	182,742	90,609	188,380	73,714	66,039	273,518	—	72	875,074
SM	264	—	3,079	7,521	3,937	16,724	—	—	31,525
SS	—	1,332	—	3,787	3,014	16,418	—	—	24,551
Doubtful or Loss	—	—	—	—	—	—	—	—	—
Total	183,006	91,941	191,459	85,022	72,990	306,660	—	72	931,150
Non-owner-occupied CRE
Pass	187,860	185,650	244,863	149,090	144,896	499,486	—	—	1,411,845
SM	—	—	5,674	—	15,482	2,400	—	—	23,556
SS	—	—	—	3,379	—	54,319	—	—	57,698
Total	187,860	185,650	250,537	152,469	160,378	556,205	—	—	1,493,099
Total commercial business
Pass	605,815	383,039	527,900	277,511	239,493	850,298	127,651	1,107	3,012,814
SM	590	884	14,751	8,946	21,642	21,525	2,048	353	70,739
SS	1,443	2,619	5,912	9,975	5,540	77,644	4,402	568	108,103
Total	607,848	386,542	548,563	296,432	266,675	949,467	134,101	2,028	3,191,656
Residential real estate
Pass	85,089	27,090	23,295	5,672	6,141	16,891	—	—	164,178
SM	—	—	—	—	—	—	—	—	—
SS	—	—	—	—	—	404	—	—	404
Total	85,089	27,090	23,295	5,672	6,141	17,295	—	—	164,582
Real estate construction and land development:
Residential
Pass	44,892	23,728	12,266	2,921	389	1,351	—	—	85,547
Total	44,892	23,728	12,266	2,921	389	1,351	—	—	85,547
Commercial and multifamily
Pass	56,448	41,616	34,117	5,794	710	1,379	—	—	140,064
SM	—	—	68	—	—	213	—	—	281
SS	—	571	—	—	—	420	—	—	991
Total	56,448	42,187	34,185	5,794	710	2,012	—	—	141,336
Total real estate construction and land development
Pass	101,340	65,344	46,383	8,715	1,099	2,730	—	—	225,611
SM	—	—	68	—	—	213	—	—	281
SS	—	571	—	—	—	420	—	—	991
Total	101,340	65,915	46,451	8,715	1,099	3,363	—	—	226,883

	December 31, 2021
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted (1)	Loans Receivable
	2021	2020	2019	2018	2017	Prior
Consumer
Pass	1,286	15,737	46,041	29,819	15,068	13,026	108,492	120	229,589
SM	—	—	—	—	—	—	—	—	—
SS	—	181	657	476	542	1,043	36	17	2,952
Total	1,286	15,918	46,698	30,295	15,610	14,069	108,528	137	232,541
Loans receivable
Pass	793,530	491,210	643,619	321,717	261,801	882,945	236,143	1,227	3,632,192
SM	590	884	14,819	8,946	21,642	21,738	2,048	353	71,020
SS	1,443	3,371	6,569	10,451	6,082	79,511	4,438	585	112,450
Total	$795,563	$495,465	$665,007	$341,114	$289,525	$984,194	$242,629	$2,165	$3,815,662
(1) Represents the loans receivable balance at December 31, 2021 which was converted from a revolving loan to an amortizing loan during the year ended December 31, 2021
(d) Nonaccrual Loans
The following tables present the amortized cost of nonaccrual loans for the dates indicated:

	December 31, 2022
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$4,503	$1,154	$5,657
Owner-occupied CRE	—	212	212
Total commercial business	4,503	1,366	5,869
Real estate construction and land development:
Commercial and multifamily	—	37	37
Total	$4,503	$1,403	$5,906

	December 31, 2021
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$6,454	$3,827	$10,281
Owner-occupied CRE	3,036	5,138	8,174
Non-owner occupied CRE	1,273	3,379	4,652
Total commercial business	10,763	12,344	23,107
Residential real estate	—	47	47
Real estate construction and land development:
Commercial and multifamily	—	571	571
Consumer	—	29	29
Total	$10,763	$12,991	$23,754

The following table presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full or sale of previously classified nonaccrual loans during the following periods:

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(In thousands)
Commercial business:
Commercial and industrial	$(14)	$263	$(10)	$2,295
Owner-occupied CRE	—	53	—	117
Non-owner occupied CRE	—	774	—	601
Total commercial business	(14)	1,090	(10)	3,013
Residential real estate	—	19	—	—
Real estate construction and land development:
Residential	—	—	—	71
Commercial and multifamily	(14)	65	—	—
Total real estate construction and land development	(14)	65	—	71
Consumer	—	68	(1)	52
Total	$(28)	$1,242	$(11)	$3,136
For the years ended December 31, 2022 and 2021, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full or sale.
(e) Past due loans
The Bank performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The amortized cost of past due loans as of December 31, 2022 and December 31, 2021 were as follows:

	December 31, 2022
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$586	$6,104	$6,690	$685,410	$692,100
SBA PPP	236	—	236	1,232	1,468
Owner-occupied CRE	—	189	189	936,851	937,040
Non-owner occupied CRE	—	—	—	1,586,632	1,586,632
Total commercial business	822	6,293	7,115	3,210,125	3,217,240
Residential real estate	3,066	—	3,066	340,565	343,631
Real estate construction and land development:
Residential	—	—	—	80,074	80,074
Commercial and multifamily	—	—	—	214,038	214,038
Total real estate construction and land development	—	—	—	294,112	294,112
Consumer	1,561	—	1,561	194,314	195,875
Total	$5,449	$6,293	$11,742	$4,039,116	$4,050,858

	December 31, 2021
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$1,858	$6,821	$8,679	$612,888	$621,567
SBA PPP	223	293	516	145,324	145,840

	December 31, 2021
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Owner-occupied CRE	2,397	112	2,509	928,641	931,150
Non-owner occupied CRE	—	—	—	1,493,099	1,493,099
Total commercial business	4,478	7,226	11,704	3,179,952	3,191,656
Residential real estate	420	10	430	164,152	164,582
Real estate construction and land development:
Residential	792	—	792	84,755	85,547
Commercial and multifamily	3,474	571	4,045	137,291	141,336
Total real estate construction and land development	4,266	571	4,837	222,046	226,883
Consumer	1,026	—	1,026	231,515	232,541
Total	$10,190	$7,807	$17,997	$3,797,665	$3,815,662
Loans 90 days or more past due and still accruing interest were $1.6 million and $293,000 as of December 31, 2022 and December 31, 2021, respectively.
(f) Collateral-dependent Loans
The type of collateral securing loans individually evaluated for credit losses and for which the repayment was expected to be provided substantially through the operation or sale of the collateral as of December 31, 2022 and December 31, 2021 was as follows, with balances representing the amortized cost of the loan classified by the primary collateral category of each loan if multiple collateral sources secure the loan:

	December 31, 2022
	CRE	Farmland	Residential Real Estate	Total
	(In thousands)
Commercial business:
Commercial and industrial	$1,239	$1,977	$929	$4,145
Owner-occupied CRE	189	—	—	189
Total	$1,428	$1,977	$929	$4,334

	December 31, 2021
	CRE	Farmland	Residential Real Estate	Other	Total
	(In thousands)
Commercial business:
Commercial and industrial	$1,499	$4,362	$1,036	$245	$7,142
Owner-occupied CRE	3,035	—	—	—	3,035
Non-owner occupied CRE	1,273	—	—	—	1,273
Total commercial business	5,807	4,362	1,036	245	11,450
Real estate construction and land development:
Commercial and multifamily	571	—	—	—	571
Total	$6,378	$4,362	$1,036	$245	$12,021
There have been no significant changes to the collateral securing loans individually evaluated for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the year ended December 31, 2022, except changes due to additions or removals of loans in this classification.

(g) Troubled Debt Restructured Loans
Loans that were modified as TDR loans are set forth in the following tables for the periods indicated:

	Year Ended December 31,
	2022		2021		2020
	Number of Contracts	Amortized Cost (1) (2)	Number of Contracts	Amortized Cost (1) (2)	Number of Contracts	Amortized Cost (1) (2)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	8	$2,556	31	$9,710	75	$36,118
Owner-occupied CRE	1	247	7	16,565	14	19,326
Non-owner occupied CRE	—	—	4	17,640	9	25,728
Total commercial business	9	2,803	42	43,915	98	81,172
Residential real estate	—	—	1	178	1	22
Real estate construction and land development:
Residential	—	—	—	—	4	1,926
Commercial and multifamily	1	5,687	1	450	1	450
Total real estate construction and land development	1	5,687	1	450	5	2,376
Consumer	9	320	22	511	48	1,198
Total	19	$8,810	66	$45,054	152	$84,768
(1)Number of contracts and amortized cost represent loans which have balances as of period end, net of subsequent payments after modifications. Certain TDR loans may have been paid-down or charged-off during the years ended December 31, 2022, 2021 and 2020.
(2) As the Bank did not forgive any principal or interest balance as part of the loan modifications, the Bank’s amortized cost in each loan at the date of modification (pre-modification) did not change as a result of the modification (post-modification).
The Bank had an ACL on loans of $12,000, $3.1 million, and $7.5 million at December 31, 2022, December 31, 2021, and December 31, 2020, respectively, related to these TDR loans which were restructured during the year ended December 31, 2022, 2021 and 2020, respectively.
The unfunded commitment to borrowers related to TDR loans was $5.8 million and $5.7 million at December 31, 2022 and December 31, 2021, respectively.
The following table presents loans that were modified in a TDR and subsequently defaulted within twelve months from the modification date during the periods indicated:

	Year Ended December 31,
	2022		2021		2020
	Number of Contracts (1)	Amortized Cost (1)	Number of Contracts (1)	Amortized Cost (1)	Number of Contracts (1)	Amortized Cost (1)
	(Dollars in thousands)
Commercial business:
Commercial and industrial	—	$—	6	$1,379	4	$2,136
Owner-occupied CRE	1	189	—	—	2	1,369
Non-owner occupied CRE	—	—	—	—	2	1,811
Total commercial business	1	189	6	1,379	8	5,316
Total	1	$189	6	$1,379	8	$5,316
(1)Number of contracts and amortized cost represent TDR loans which have balances as of period end, net of subsequent payments after modifications. Certain TDR loans may have been paid-down or charged-off during the years ended December 31, 2022, 2021 and 2020.
During the years ended December 31, 2022, 2021, and 2020, one, six and eight TDR loans defaulted because each was past its modified maturity date and the borrower had not subsequently repaid the credits. The Bank chose not to further extend the maturity date on these TDR loans. The Bank had an ACL on loans for these TDR loans which defaulted during the related years of $7,000, $111,000, and $229,000 at December 31, 2022, 2021, and 2020.

(h) Related Party Loans
In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates. Activity in related party loans during the periods indicated was as follows:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance outstanding at the beginning of year	$7,122	$7,694	$8,144
Principal additions	—	—	199
Principal reductions	(243)	(572)	(649)
Balance outstanding at the end of year	$6,879	$7,122	$7,694
The Company had $5,000 and $255,000 of unfunded commitments to related parties and all related party loans were performing in accordance with the underlying loan agreements as of December 31, 2022 and December 31, 2021.
(i) Residential Real Estate Loan Sales
The Bank originates residential real estate loans; a portion of which are sold on the secondary market. The Bank does not retain servicing on loans sold in the secondary market. There were no loans held for sale at December 31, 2022 and $1.5 million at December 31, 2021.
The following table presents information concerning the origination and sale of the Bank's residential real estate loans and the gains from their sale during the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Originated (1)	$15,190	$190,734	$191,207
Sold	16,666	89,899	137,580
Gain on sale of loans, net (2)	633	3,644	5,044
(1) Includes loans originated for sale in the secondary market or for the Bank's loan portfolio.
(2) Excludes net gains on sales of SBA and other loans.
(j) Commercial Loan Sales, Servicing, and Commercial Servicing Asset
The following table presents the details of loans serviced for others for the periods indicated:

	December 31, 2022	December 31, 2021
	(In thousands)
Loans serviced for others with participating interest, gross loan balance	$17,375	$30,852
Loans serviced for others with participating interest, participation balance owned by Bank (1)	3,791	7,088
(1) Included in the balance of "Loans receivable" on the Consolidated Statements of Financial Condition.
The Company recognized $217,000, $320,000 and $423,000 of servicing income for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company's servicing asset at December 31, 2022 and December 31, 2021 was $192,000 and $343,000, respectively. There was no valuation allowance on the Company's servicing asset as of December 31, 2022 and December 31, 2021.
(k) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $11.3 million and $10.1 million at December 31, 2022 and December 31, 2021, respectively. It is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.

(4)Allowance for Credit Losses on Loans
Effective January 1, 2020, the Bank adopted ASU 2016-13. CECL Adoption replaced the allowance for loan losses with the ACL on loans and replaced the related provision for loan losses with the provision for credit losses on loans.
The baseline loss rates used to calculate the ACL on loans at December 31, 2022 utilized the Bank's average quarterly historical loss information from December 31, 2012 through the balance sheet date. There were no changes to this assumption during the year ended December 31, 2022. The Bank believes the historic loss rates are viable inputs to the current CECL model as the Bank's lending practice and business has remained relatively stable throughout the periods. While the Bank's assets have grown, the credit culture has stayed relatively consistent.

Prepayments included in the CECL model at December 31, 2022 were based on the 48-month rolling historical averages for each segment, which management believes is an accurate representation of future prepayment activity. There were no changes to this assumption during the year ended December 31, 2022.
The reasonable and supportable period and subsequent reversion period used in the CECL model was five quarters and two quarters, respectively at December 31, 2022. There were no changes to these assumptions during the year ended December 31, 2022. Management believes forecasts beyond this seven quarter time period tend to diverge in economic assumptions and may be less comparable to actual future events. As the length of the reasonable and supportable period increases, the degree of judgment involved in estimating the allowance increases.
During the year ended December 31, 2022, the ACL on loans increased $625,000, or 1.5%, due primarily to net recoveries of $1.2 million offset partially by a reversal of provision for credit losses on loans of $563,000. The reversal of provision for credit losses was driven by a $3.4 million reduction in the ACL on loans individually evaluated for losses and their related ACL offset partially by an increase related to the growth in balances of certain segments of collectively evaluated loans.
The ACL on loans at December 31, 2022 and December 31, 2021 did not include a reserve for SBA PPP loans as these loans are fully guaranteed by the SBA.
The following table presents a summary of the changes in the ACL for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance at the beginning of the year	$42,361	$70,185	$36,171
Impact of CECL Adoption	—	—	1,822
Balance at the beginning of the year, as adjusted	42,361	70,185	37,993
Charge-offs	(893)	(1,946)	(5,622)
Recoveries of loans previously charged-off	2,081	1,420	2,381
(Reversal of) provision for credit losses on loans	(563)	(27,298)	35,433
Balance at the end of the year	$42,986	$42,361	$70,185
The following tables detail the activity in the ACL on loans by segment and class for the periods indicated:

	Year Ended December 31, 2022
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$17,777	$(280)	$929	$(4,464)	$13,962
Owner-occupied CRE	6,411	(36)	—	1,105	7,480
Non-owner occupied CRE	8,861	—	—	415	9,276
Total commercial business	33,049	(316)	929	(2,944)	30,718
Residential real estate	1,409	(30)	3	1,490	2,872
Real estate construction and land development:
Residential	1,304	—	229	121	1,654
Commercial and multifamily	3,972	—	155	1,282	5,409
Total real estate construction and land development	5,276	—	384	1,403	7,063
Consumer	2,627	(547)	765	(512)	2,333
Total	$42,361	$(893)	$2,081	$(563)	$42,986

	Year Ended December 31, 2021
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$30,010	$(917)	$791	$(12,107)	$17,777
Owner-occupied CRE	9,486	(359)	25	(2,741)	6,411

	Year Ended December 31, 2021
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(In thousands)
Non-owner occupied CRE	10,112	—	—	(1,251)	8,861
Total commercial business	49,608	(1,276)	816	(16,099)	33,049
Residential real estate	1,591	—	—	(182)	1,409
Real estate construction and land development:
Residential	1,951	—	32	(679)	1,304
Commercial and multifamily	11,141	(1)	—	(7,168)	3,972
Total real estate construction and land development	13,092	(1)	32	(7,847)	5,276
Consumer	5,894	(669)	572	(3,170)	2,627
Total	$70,185	$(1,946)	$1,420	$(27,298)	$42,361

	Year Ended December 31, 2020
	Beginning Balance	Impact of CECL Adoption	Beginning Balance, as Adjusted	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$11,739	$(1,348)	$10,391	$(3,616)	$1,513	$21,722	$30,010
Owner-occupied CRE	4,512	452	4,964	(135)	17	4,640	9,486
Non-owner occupied CRE	7,682	(2,039)	5,643	—	—	4,469	10,112
Total commercial business	23,933	(2,935)	20,998	(3,751)	1,530	30,831	49,608
Residential real estate	1,458	1,471	2,929	—	3	(1,341)	1,591
Real estate construction and land development:
Residential	1,455	(571)	884	—	278	789	1,951
Commercial and multifamily	1,605	7,240	8,845	(417)	—	2,713	11,141
Total real estate construction and land development	3,060	6,669	9,729	(417)	278	3,502	13,092
Consumer	6,821	(2,484)	4,337	(1,454)	570	2,441	5,894
Unallocated	899	(899)	—	—	—	—	—
Total	$36,171	$1,822	$37,993	$(5,622)	$2,381	$35,433	$70,185

(5)Other Real Estate Owned
For the years ended December 31, 2022 and December 31, 2021 the Bank had no other real estate owned. The following table provided the changes in other real estate owned during the year ended December 31, 2020:

December 31, 2020
(In thousands)
Balance at the beginning of the year	$841
Additions	270
Proceeds from dispositions	(1,290)
Gain (loss) on sale, net	179
Balance at the end of the year	$—

At December 31, 2022, there were no consumer mortgage loans secured by residential real estate properties (included in "Loans receivable" on the Consolidated Statements of Financial Position) for which formal foreclosure proceedings were in process.

(6)Premises and Equipment
The following table presents a summary of premises and equipment at the dates indicated:

	December 31, 2022	December 31, 2021
	(In thousands)
Land	$19,565	$19,973
Buildings and building improvements	65,853	65,550
Furniture, fixtures and equipment	24,825	23,815
Total premises and equipment	110,243	109,338
Less: Accumulated depreciation	33,313	29,968
Premises and equipment, net	$76,930	$79,370
Total depreciation expense on premises and equipment was $5.4 million, $5.3 million and $5.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(7)Goodwill and Other Intangible Assets
(a) Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the following mergers: Premier Commercial Bancorp and Puget Sound Bancorp in 2018; Washington Banking Company in 2014; Valley Community Bancshares in 2013; Western Washington Bancorp in 2006 and North Pacific Bank in 1998. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit). There were no additions to goodwill during the years ended December 31, 2022, 2021, and 2020.
At December 31, 2022, the Company’s analysis concluded the fair value of the reporting unit exceeded the carrying value so the Company's goodwill was not considered impaired. Similarly, no goodwill impairment charges were recorded for the years ended December 31, 2021 and 2020. Even though there was no goodwill impairment at December 31, 2022, changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material impact on the Company’s operating results.
(b) Other Intangible Assets
Other intangible assets represent core deposit intangible acquired in business combinations with estimated useful lives of ten years. There were no additions during the years ended December 31, 2022, 2021, and 2020 and the estimated aggregate amortization expense related to other intangible assets for future years as of December 31, 2022 is as follows, in thousands:

2023	$2,435
2024	1,640
2025	1,173
2026	1,006
2027	821
Thereafter	152
Total	$7,227

(8)Derivative Financial Instruments
The following table presents the notional amounts and estimated fair values of derivatives at the dates indicated:

	December 31, 2022		December 31, 2021
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives:
Interest rate swap asset (1)	288,785	$30,107	$322,726	$15,219
Interest rate swap liability (1)	288,785	(30,107)	322,726	(15,286)
(1) The estimated fair value of derivatives with customers was $(30.1) million and $9.8 million as of December 31, 2022 and December 31, 2021, respectively. The estimated fair value of derivatives with third-parties was $30.1 million and $(9.8) million as of December 31, 2022 and December 31, 2021, respectively.
Generally, the gains and losses of the interest rate derivatives offset due to the back-to-back nature of the contracts. However, the settlement values of the Bank's net derivative assets with customers were increased by $66,000 and $355,000, and reduced by $422,000 as of December 31, 2022, December 31, 2021, and December 31, 2020, respectively, due to the change in the credit valuation adjustment.

(9)Deposits
The following table summarizes the Company's deposits at the dates indicated:

	December 31, 2022		December 31, 2021		Change
	Amount	% of Total	Amount	% of Total	$	%
	(Dollars in thousands)
Noninterest demand deposits	$2,099,464	35.5%	$2,343,909	36.7%	$(244,445)	(10.4)%
Interest bearing demand deposits	1,830,727	30.9	1,946,605	30.4	(115,878)	(6.0)
Money market accounts	1,063,243	17.9	1,120,174	17.5	(56,931)	(5.1)
Savings accounts	623,833	10.5	640,763	10.0	(16,930)	(2.6)
Total non-maturity deposits	5,617,267	94.8	6,051,451	94.6	(434,184)	(7.2)
Certificates of deposit	307,573	5.2	342,839	5.4	(35,266)	(10.3)
Total deposits	$5,924,840	100.0%	$6,394,290	100.0%	$(469,450)	(7.3)%
Deposit accounts overdrawn and reclassified to loans receivable were $317,000 and $216,000 as of December 31, 2022 and December 31, 2021, respectively. Accrued interest payable on deposits was $143,000 and $53,000 as of December 31, 2022 and December 31, 2021, respectively and is included in "Accrued expenses and other liabilities" in the Consolidated Statements of Financial Condition.
The following table presents Interest expense, by category, for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Interest bearing demand deposits	$3,239	$2,497	$3,234
Money market accounts	1,745	1,485	2,830
Savings accounts	381	367	527
Certificates of deposit	1,407	1,811	5,674
Total interest expense	$6,772	$6,160	$12,265
Scheduled maturities of certificates of deposit for future years as of December 31, 2022 are as follows, in thousands:

2023	$270,575
2024	15,913
2025	4,948
2026	4,894

2023	$270,575
2027	11,243
Total	$307,573
Certificates of deposit issued in denominations equal to or in excess of $250,000 totaled $103.7 million and $100.0 million as of December 31, 2022 and December 31, 2021, respectively.
Deposits received from related parties as of December 31, 2022 and December 31, 2021 totaled $6.8 million and $8.8 million, respectively.

(10)Junior Subordinated Debentures
As part of the acquisition of Washington Banking Company on May 1, 2014, the Company assumed trust preferred securities and junior subordinated debentures with a total fair value of $18.9 million at the merger date. At December 31, 2022 and December 31, 2021, the balance of the junior subordinated debentures, net of unaccreted discount, was $21.5 million and $21.2 million, respectively.
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
The adjustable rate of the trust preferred securities at December 31, 2022 and December 31, 2021 was 6.33% and 1.77%, respectively. The weighted average rate of the junior subordinated debentures for the years ended December 31, 2022, 2021 and 2020 was 5.42%, 3.53% and 4.29%, respectively. The weighted average rate includes the accretion of the discount established at the merger date which is amortized over the life of the trust preferred securities.
The junior subordinated debentures are the sole assets of the Trust and payments under the junior subordinated debentures are the sole revenues of the Trust. All of the common securities of the Trust are owned by the Company. The Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. For financial reporting purposes, the Company's investment in the Master Trust is accounted for under the equity method and is included in "Prepaid expenses and other assets" on the Consolidated Statements of Financial Condition. The junior subordinated debentures issued and guaranteed by the Company and held by the Master Trust are reflected as "Junior subordinated debentures" on the Consolidated Statements of Financial Condition.

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
The following table presents the balance of the Company's securities sold under agreement to repurchase obligations by class of collateral pledged at the dates indicated:

	December 31, 2022	December 31, 2021
	(In thousands)
U.S. Treasury and U.S. Government-sponsored agencies	$—	$4,914
Residential CMO and MBS	—	4,134
Commercial CMO and MBS	46,597	41,791
Total	$46,597	$50,839

(12)Other Borrowings
(a) FHLB
The FHLB functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At December 31, 2022, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $1.23 billion. At December 31, 2022 and December 31, 2021 the Bank had no FHLB advances outstanding.
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
(b) Federal Funds Purchased
The Bank maintains advance lines with five correspondent banks to purchase federal funds totaling $215.0 million as of December 31, 2022. The lines generally mature annually or are reviewed annually. As of December 31, 2022 and December 31, 2021, there were no federal funds purchased.
(c) Credit Facilities
The Bank maintains a credit facility with the Federal Reserve Bank with available borrowing capacity of $46.8 million as of December 31, 2022. There were no borrowings outstanding as of December 31, 2022 and December 31, 2021. Any advances on the credit facility would be secured by either investment securities or certain types of the Bank's loans receivable.
(d) Related Party Borrowings
The Company did not have any borrowings from related parties as of December 31, 2022 or December 31, 2021.

(13)Leases
The Company's noncancelable operating lease agreements relate to certain banking offices, back-office operational facilities, office equipment and sublease agreements. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule. As of December 31, 2022 and December 31, 2021, the Company’s operating lease ROU asset was $22.7 million and $27.6 million, respectively and is included in "Prepaid expenses and other assets" on the Consolidated Statements of Financial Condition. The related operating lease ROU liability was $24.4 million and $28.8 million, respectively and is included in "Accrued expenses and other liabilities" on the Consolidated Statements of Financial Condition. The Company does not have any leases designated as finance leases.
The table below summarizes the information about our leases during the periods or at period end presented:

	Year Ended December 31,
	2022	2021
	(In thousands)
Operating lease cost	$4,942	$4,758
Short-term lease cost	80	49
Variable lease cost	1,118	947
Sublease income	(87)	(24)
Total net lease cost during the period	$6,053	$5,730

Operating cash used for amounts included in the measurement of lease liabilities during the period	$4,748	$5,004
ROU assets obtained in exchange for lease liabilities during the period	2,869	13,966

Weighted average remaining lease term of operating leases, in years, at period end	6.5	7.1
Weighted average discount rate of operating leases, at period end	2.42%	2.32%
The following table presents the lease payment obligations as of December 31, 2022 as outlined in the Company’s lease agreements for each of the next five years and thereafter, in thousands:

2023	$4,744
2024	4,314
2025	4,025
2026	3,621
2027	3,243
Thereafter	6,547
Total lease payments	26,494

Implied interest	(2,125)
ROU liability	$24,369
During the year ended December 31, 2022, the Company entered into two lease agreements for $1.9 million and $3.3 million commencing on January 1, 2023 and May 1, 2023. These lease agreements are not included in the lease payment obligations in the table above.

(14)Employee Benefit Plans
(a) 401(k) Plan
The Company provides its eligible employees with a Plan, including funding certain Plan costs as incurred. All employees may participate in the Plan commencing with the first of the month following the start of employment or concurrent to their hire date if starting the first of the month. Participants may contribute a portion of their salary, which is matched by the Company at 50%, not to be greater than 3% of eligible compensation, up to Internal Revenue Service limits. All participants are 100% vested in all accounts at all times. Employer matching contributions for the years ended December 31, 2022, 2021 and 2020 were $1.8 million, $1.7 million and $1.7 million, respectively.
The Plan may make profit sharing and discretionary contributions which are completely discretionary. Participants are eligible for profit sharing contributions upon credit of 1,000 hours of service during the plan year, the attainment of 18 years of age and employment on the last day of the year. Employees are 100% vested in profit sharing contributions at all times. For the years ended December 31, 2022, 2021 and 2020, the Company made no employer profit sharing contributions.
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
(c) Deferred Compensation Plan
The Company has a Deferred Compensation Plan which provides its directors and select executive officers with the opportunity to defer current compensation. The following table presents a summary of the changes in the Deferred Compensation Plan during the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance outstanding at the beginning of the year	$3,854	$4,101	$4,244
Employer contributions	793	634	207
Employer contributions	110	—	—
Interest credited	99	78	128
Benefits Paid	(519)	(959)	(478)
Balance outstanding at the end of the year	$4,337	$3,854	$4,101
(d) Salary Continuation Plan
In conjunction with the Company's merger with Premier Commercial Bancorp in 2018, the Company assumed an unfunded deferred compensation plan for select former Premier Commercial executive officers, some of which are current Company officers. The following table presents a summary of the changes in the salary continuation plan during the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Obligation, at the beginning of the year	$3,835	$4,162	$4,334
Benefits paid	(450)	(536)	(460)
Expenses incurred	191	209	288
Obligation, at the end of the year	$3,576	$3,835	$4,162

(15)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the weighted average shares used for earnings per common share computations for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands, except shares)
Net income:
Net income	$81,875	$98,035	$46,570
Dividends and undistributed earnings allocated to participating securities (1)	—	—	(7)
Net income allocated to common shareholders	$81,875	$98,035	$46,563
Basic:
Weighted average common shares outstanding	35,103,465	35,677,851	36,018,627
Restricted stock awards	—	—	(4,182)
Total basic weighted average common shares outstanding	35,103,465	35,677,851	36,014,445
Diluted:
Basic weighted average common shares outstanding	35,103,465	35,677,851	36,014,445
Effect of potentially dilutive common shares (2)	360,431	295,535	155,621
Total diluted weighted average common shares outstanding	35,463,896	35,973,386	36,170,066
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive (3)	872	7,043	137,093
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
The following table summarizes the dividend activity during the most recent three year period:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 22, 2020	$0.20	February 6, 2020	February 20, 2020
April 29, 2020	$0.20	May 13, 2020	May 27, 2020
July 22, 2020	$0.20	August 5, 2020	August 19, 2020
October 21, 2020	$0.20	November 4, 2020	November 18, 2020
January 27, 2021	$0.20	February 10, 2021	February 24, 2021
April 21, 2021	$0.20	May 5, 2021	May 19, 2021
July 21, 2021	$0.20	August 4, 2021	August 18, 2021
October 20, 2021	$0.21	November 3, 2021	November 17, 2021
January 26, 2022	$0.21	February 9, 2022	February 23, 2022
April 20, 2022	$0.21	May 4, 2022	May 18, 2022
July 20, 2022	$0.21	August 3, 2022	August 17, 2022
October 19, 2022	$0.21	November 2, 2022	November 16, 2022
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
The following table provides total repurchased shares and average share prices under the applicable plans for the periods indicated:

	Year Ended December 31,
	2022	2021	2020	Plan Total(1)
Eleventh Stock Repurchase Plan
Repurchased shares	—	—	639,922	1,512,600
Stock repurchase average share price	$—	$—	$23.95	$21.69

Twelfth Stock Repurchase Plan
Repurchased shares	100,090	904,972	155,778	1,160,840
Stock repurchase average share price	$25.07	$24.43	$20.34	$23.94
(1)Represents shares repurchased and average price per share paid during the duration of each plan.
In addition to the stock repurchases under a stock repurchase plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total shares repurchased to pay withholding taxes during the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Repurchased shares to pay withholding taxes	26,944	26,869	28,887
Stock repurchase to pay withholding taxes average share price	$25.52	$29.10	$21.57
(d) Issuance of Common Stock
Common stock was issued during the year ended December 31, 2020 related to the exercise of stock options as further described in Note (17) Stock-Based Compensation.

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
Derivative Financial Instruments:
The Bank obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2022 and December 31, 2021, the Bank assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
Branches held for sale:
Branches held for sale are recorded at fair value less costs to sell when transferred from premises and equipment, net to "Prepaid expenses and other assets" on the Consolidated Statements of Financial Condition with any valuation adjustment recorded within "Other expense" on the Consolidated Statements of Income. The fair value of branches held for sale is determined based on a real estate appraisal or broker price opinion. Adjustments are routinely made in the appraisal and broker price opinion process by independent appraisers and commercial real estate brokers, respectively, to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in Level 3 classification of the inputs for determining fair value. Additionally, the fair value of branches held for sale can be adjusted based on executed agreements of sale to be completed at a future date.
Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$63,859	$19,779	$44,080	$—
Municipal securities	153,026	5,399	147,627	—
Residential CMO and MBS	424,386	—	424,386	—
Commercial CMO and MBS	664,421	—	664,421	—
Corporate obligations	3,834	—	3,834	—
Other asset-backed securities	21,917	—	21,917	—
Total investment securities available for sale	1,331,443	25,178	1,306,265	—
Equity security	185	185	—	—
Derivative assets - interest rate swaps	30,107	—	30,107	—
Liabilities
Derivative liabilities - interest rate swaps	$30,107	$—	$30,107	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$21,373	$—	$21,373	$—
Municipal securities	221,212	—	221,212	—
Residential CMO and MBS	306,884	—	306,884	—
Commercial CMO and MBS	315,861	—	315,861	—
Corporate obligations	2,014	—	2,014	—
Other asset-backed securities	26,991	—	26,991	—
Total investment securities available for sale	894,335	—	894,335	—
Equity security	240	240	—	—
Derivative assets - interest rate swaps	15,219	—	15,219	—
Liabilities
Derivative liabilities - interest rate swaps	$15,286	$—	$15,286	$—
Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.
The following tables below represent assets measured at fair value on a nonrecurring basis at the dates indicated:

	Basis(1)	Fair Value at December 31, 2022
		Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Owner-occupied CRE	$613	$182	$—	$—	$182
Total assets measured at fair value on a nonrecurring basis	$613	$182	$—	$—	$182
(1) Basis represents the outstanding principal balance of collateral-dependent loans.

	Basis(1)	Fair Value at December 31, 2021
		Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$1,911	$1,049	$—	$—	$1,049
Owner-occupied CRE	613	189	—	—	189
Total commercial business	2,524	1,238	—	—	1,238
Real estate construction and land development:
Commercial and multifamily	991	534	—	—	534
Total	3,515	1,772	—	—	1,772
Prepaid expenses and other assets:
Branch held for sale (2)	698	698	—	—	698
Total assets measured at fair value on a nonrecurring basis	$4,213	$2,470	$—	$—	$2,470
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

The following table represents the net (loss) gain recorded in earnings as a result of nonrecurring fair value adjustments recorded during the periods indicated:

	Year ended December 31,
	2022	2021	2020
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$23	$(691)	$(8)
Owner-occupied CRE	(7)	(359)	—
Total commercial business	16	(1,050)	(8)
Real estate construction and land development:
Commercial and multifamily	—	(38)	—
Prepaid expenses and other assets:
Branch held for sale	—	$(145)	$(630)
Net gain (loss) from nonrecurring fair value adjustments	$16	$(1,233)	$(638)
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

	December 31, 2022
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Collateral-dependent loans	$182	Market approach	Adjustment for differences between the comparable sales	N/A(1)
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
The following tables present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	December 31, 2022
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$103,590	$103,590	$103,590	$—	$—
Investment securities available for sale	1,331,443	1,331,443	25,178	1,306,265	—
Investment securities held to maturity	766,396	673,434	—	673,434	—
Loans receivable, net	4,007,872	3,841,821	—	—	3,841,821

	December 31, 2022
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
Accrued interest receivable	18,547	18,547	349	6,892	11,306
Derivative assets - interest rate swaps	30,107	30,107	—	30,107	—
Equity security	185	185	185	—	—
Financial Liabilities:
Non-maturity deposits	$5,617,267	$5,617,267	$5,617,267	$—	$—
Certificates of deposit	307,573	308,325	—	308,325	—
Securities sold under agreement to repurchase	46,597	46,597	46,597	—	—
Junior subordinated debentures	21,473	20,000	—	—	20,000
Accrued interest payable	143	143	57	13	73
Derivative liabilities - interest rate swaps	30,107	30,107	—	30,107	—

	December 31, 2021
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$1,723,292	$1,723,292	$1,723,292	$—	$—
Investment securities available for sale	894,335	894,335	—	894,335	—
Investment securities held to maturity	383,393	376,331	—	376,331	—
Loans held for sale	1,476	1,527	—	1,527	—
Loans receivable, net	3,773,301	3,849,602	—	—	3,849,602
Accrued interest receivable	14,657	14,657	14	4,582	10,061
Derivative assets - interest rate swaps	15,219	15,219	—	15,219	—
Equity security	240	240	240	—	—
Financial Liabilities:
Non-maturity deposits	$6,051,451	$6,051,451	$6,051,451	$—	$—
Certificates of deposit	342,839	344,025	—	344,025	—
Securities sold under agreement to repurchase	50,839	50,839	50,839	—	—
Junior subordinated debentures	21,180	18,750	—	—	18,750
Accrued interest payable	73	73	33	19	21
Derivative liabilities - interest rate swaps	15,286	15,286	—	15,286	—

(17)Stock-Based Compensation
On July 24, 2014, the Company's shareholders approved the Equity Plan that provides for the issuance of 1,500,000 shares of the Company's common stock in the form of various types of stock-based compensation. As of December 31, 2022, shares remaining available for future issuance under the Equity Plan totaled 330,398.
(a) Stock Option Awards
All outstanding stock options were exercised during the year ended December 31, 2020. The intrinsic value from options exercised during the year ended December 31, 2020 was $61,000. The cash proceeds from options exercised during the year ended December 31, 2020 was $122,000.
The following table summarizes the stock option activity during the year ended December 31, 2020:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2019	8,657	$14.77
Exercised	(8,248)	14.77

Forfeited or expired	(409)	14.77
Outstanding at December 31, 2020	—	—
(b) Restricted Stock Awards
Restricted stock awards generally had a four-year cliff vesting or four-year ratable vesting schedule. The remaining restricted stock awards vested during the year ended December 31, 2020. For the year ended December 31, 2020, the Company recognized compensation expense related to restricted stock awards of $76,000, and a related tax benefit of $17,000. The vesting date fair value of restricted stock awards that vested during the year ended December 31, 2020 was $442,000.
The following table summarizes the restricted stock award activity for the year ended December 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	20,707	$17.59
Vested	(20,707)	17.59
Nonvested at December 31, 2020	—	—
(c) Restricted Stock Units
Restricted stock units generally vest ratably over three years and are subject to service conditions in accordance with each award agreement.
Performance-based restricted stock units have a three-year cliff vesting schedule, participate in dividends and are additionally subject to performance-based vesting. The conditions of the grants allow for an actual payout ranging between no payout and 150% of target. The payout level is calculated based on the percentile level of the market condition, which includes the ratio of the Company's total shareholder return and the ratio of the Company's return on average assets and return on tangible common equity over the performance period in relation to the performance of these metrics of a predetermined peer group. The fair value of each performance-based restricted stock unit, inclusive of the market condition, was determined using a Monte Carlo simulation and will be recognized over the vesting period. The Monte-Carlo simulation model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair value determination the possibility the market condition may not be satisfied. Compensation costs related to these awards are recognized regardless of whether the market condition is satisfied, provided the requisite service has been provided.
The Company used the following assumptions to estimate the fair value of performance-based restricted share units granted for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
Shares issued	15,464	14,347	15,200
Expected Term in Years	2.9	2.9	2.8
Weighted-Average Risk Free Interest Rate	1.7%	0.3%	1.1%
Weighted Average Fair Value	25.87	24.49	23.5
Correlation coefficient	ABA NASDAQ Community Bank Index	ABA NASDAQ Community Bank Index	ABA NASDAQ Community Bank Index
Range of peer company volatilities	31.6%-77.8%	31.4%-136.4%	18.1%-107.6%
Range of peer company correlation coefficients	49.7%-94.4%	34.1%-94.8%	16.1%-90.2%
Company volatility	41.3%	40.2%	23.2%
Company correlation coefficient	90.4%	90.1%	80.5%
Expected volatilities in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on the United States Treasury rate for a term commensurate with the expected life of the grant.
For the years ended December 31, 2022, 2021 and 2020, the Company recognized compensation expense related to restricted stock units of $3.8 million, $3.7 million, and $3.5 million respectively, and a related tax benefit of $833,000, $802,000, and $757,000, respectively. As of December 31, 2022, the total unrecognized compensation expense related to non-vested restricted stock units was $6.1 million and the related weighted-average period over which the compensation expense is expected to be recognized is approximately 2.2 years. The vesting date fair value of the restricted stock units that vested during the years ended December 31, 2022, 2021 and 2020 was $3.3 million, $3.6 million and $2.4 million, respectively.

The following table summarizes the unit activity for the periods indicated:

	Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2019	233,540	$30.41
Granted	200,972	23.61
Vested	(109,853)	29.21
Forfeited	(8,543)	28.07
Nonvested at December 31, 2020	316,116	26.57
Granted	147,944	25.70
Vested	(125,377)	26.84
Forfeited	(23,669)	27.20
Nonvested at December 31, 2021	315,014	26.01
Granted	230,402	25.72
Vested	(127,952)	26.99
Forfeited	(38,572)	26.73
Nonvested at December 31, 2022	378,892	$25.42

(18)Cash Restriction
The Bank had no cash restrictions at December 31, 2022 and had restricted cash included in interest earning deposits of $9.8 million at December 31, 2021, relating to collateral required on interest rate swaps from third-parties as discussed in Note (8) Derivative Financial Instruments. The Bank does not have a collateral requirement with customers.

(19)Income Taxes
Income tax expense is substantially due to Federal income taxes as the provision for the state of Oregon income taxes is insignificant and the state of Washington does not charge an income tax in lieu of a business and occupation tax. Income tax expense consisted of the following for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Current tax expense	$16,690	$20,896	$15,186
Deferred tax expense (benefit)	871	1,576	(8,576)
Income tax expense	$17,561	$22,472	$6,610
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
The effective tax rate was 17.7% for the December 31, 2022 compared to an effective tax rate of 18.6% and 12.4% for the years ended December 31, 2021 and 2020, respectively. The decrease in the effective tax rate during the year ended December 31, 2022 was due primarily to the change in income before income taxes earned between the periods, including a decrease in annual pre-tax income for the year ended December 31, 2022 which increased the impact of favorable permanent tax items such as tax-exempt investments, investments in bank owned life insurance and low-income housing tax credits. The following table presents the reconciliation of income taxes computed at the Federal statutory income tax rate of 21% to the actual effective rate for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Income tax expense at Federal statutory rate	$20,882	$25,307	$11,168
State tax, net of Federal tax benefit	936	960	359
Tax-exempt instruments	(1,733)	(1,929)	(1,785)

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Federal tax credits and other benefits (1)	(1,979)	(1,630)	(1,928)
Effects of BOLI	(735)	(474)	(827)
Tax benefit of CARES Act carryback	—	—	(967)
Other, net	190	238	590
Income tax expense	$17,561	$22,472	$6,610
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
The following table presents major components of the deferred income tax asset (liability) resulting from differences between financial reporting and tax basis:

	December 31, 2022	December 31, 2021
	(In thousands)
Deferred tax assets:
Allowance for credit losses	$9,796	$9,756
Accrued compensation	3,538	3,480
Stock compensation	726	689
Market discount on acquired loans	714	944
Foregone interest on nonaccrual loans	705	967
Net operating loss carryforward acquired	166	186
ROU lease liability	5,337	6,257
Net unrealized losses on investment securities	28,061	—
Other deferred tax assets	120	1,156
Total deferred tax assets	49,163	23,435
Deferred tax liabilities:
Deferred loan fees, net	(1,508)	(1,838)
Premises and equipment	(2,999)	(2,436)
FHLB stock	(577)	(572)
Goodwill and other intangible assets	(1,211)	(1,659)
Junior subordinated debentures	(937)	(991)
ROU lease asset	(4,967)	(5,995)
Net unrealized gains on investment securities	—	(2,537)
Other deferred tax liabilities	(163)	(181)
Total deferred tax liabilities	(12,362)	(16,209)
Deferred tax asset, net	$36,801	$7,226
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is required to be recognized for the portion of the deferred tax asset that will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2022, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management expects to realize the benefits of these deductible differences.
At December 31, 2022 and December 31, 2021, the Company had a net operating loss carryforward of $789,000 and $888,000, respectively, that do not expire. The Company is limited to the amount of the net operating loss carryforward that it can deduct each year under Section 382 of the Internal Revenue Code. Due to sufficient earnings history and other positive evidence, management has not recorded a valuation allowance on the net operating loss carryforward as of December 31, 2022 and December 31, 2021.
As of December 31, 2022 and December 31, 2021, the Company had an insignificant amount of unrecognized tax benefits, none of which would materially affect its effective tax rate if recognized. The Company does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The amount of interest and penalties accrued as of December 31, 2022 and December 31, 2021 and recognized during the years ended December 31, 2022, 2021 and 2020 were immaterial.
The Company has qualified under provisions of the Internal Revenue Code to compute income taxes after deductions of additions to the bad debt reserves when it was registered as a Savings Bank. At December 31, 2022, the Company had a taxable temporary difference of approximately $2.8 million that arose before 1988 (base-year amount). In accordance with FASB ASC 740, an estimated deferred tax liability of $588,000 has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.
The Company and its Bank subsidiary file a United States consolidated federal income tax return and Oregon State and local income tax returns, and the tax years subject to examination by the Internal Revenue Service are the years ended December 31, 2022, 2021, 2020 and 2019.

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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	December 31, 2022	December 31, 2021
	(In thousands)
Commercial business:
Commercial and industrial	$548,438	$570,156
Owner-occupied CRE	3,083	2,252
Non-owner occupied CRE	13,396	7,487
Total commercial business	564,917	579,895
Real estate construction and land development:
Residential	43,460	51,838
Commercial and multifamily	348,956	209,217
Total real estate construction and land development	392,416	261,055
Consumer	323,016	285,010
Total outstanding commitments	$1,280,349	$1,125,960
The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Balance, beginning of period	$2,607	$4,681	$306
Impact of CECL Adoption	—	—	3,702
Adjusted balance, beginning of period	2,607	4,681	4,008
(Reversal of) provision for credit losses on unfunded commitments	(863)	(2,074)	673
Balance, end of period	$1,744	$2,607	$4,681
(b) Variable Interests - LIHTC Investments
The carrying values of investments in unconsolidated LIHTCs were $191.3 million and $116.3 million as of December 31, 2022 and December 31, 2021, respectively. During the years ended December 31, 2022, 2021 and 2020 the Company recognized tax benefits of $12.9 million, $11.4 million and $7.5 million, respectively, and proportional amortization of $10.9 million, $9.7 million and $6.5 million, respectively.
Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $109.2 million and $41.5 million at December 31, 2022 and December 31, 2021, respectively. The Company expects to fund LIHTC commitments of $30.4 million during the year ending December 31, 2023 and $25.4 million during the year ending December 31, 2024, with the remaining commitments of $50.3 million funded by December 31, 2040. There were no impairment losses on the Company’s LIHTC investments during the years ended December 31, 2022, 2021 or 2020.

(c) Variable Interests - NMTC Investments
The Company dissolved the NMTC investment during the year ended December 31, 2021 after gross tax credits related to the Company's certified development entities totaling $9.8 million were utilized during the seven year period ended December 31, 2020. The equity method balance of the NMTC investment was $25.2 million at December 31, 2020. The Company recognized related investment income of $247,000 and $694,000 during the years ended December 31, 2021 and 2020, respectively.

(21)Regulatory Capital Requirements
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Consolidated Financial Statements and operations. Management believes as of December 31, 2022, the Company and the Bank meet all capital adequacy requirements to which they are subject.
As of December 31, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories. The following table presents the actual capital ratios of the Company and the Bank at the periods indicated:

	Company		Heritage Bank
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Common equity Tier 1 capital ratio	12.8%	13.5%	12.9%	13.8%
Leverage ratio	9.7	8.7	9.4	8.6
Tier 1 capital ratio	13.2	13.9	12.9	13.8
Total capital ratio	14.0	14.8	13.7	14.7
Capital conservation buffer	6.0	6.8	5.7	6.7
As of both December 31, 2022 and December 31, 2021, the capital measures reflect the revised CECL capital transition provisions adopted by the Federal Reserve and the FDIC that allowed the Bank the option to delay for two years until December 31, 2021 an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period.

(22)Heritage Financial Corporation (Parent Company Only)
Following are the condensed financial statements of the Parent Company.

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Financial Condition

	December 31, 2022	December 31, 2021
	(In thousands)
ASSETS
Cash and cash equivalents	$12,926	$3,513
Investment in subsidiary bank	804,123	869,862
Other assets	2,838	2,608
Total assets	$819,887	$875,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$21,473	$21,180
Other liabilities	521	371
Total stockholders’ equity	797,893	854,432
Total liabilities and stockholders’ equity	$819,887	$875,983

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Income

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
INTEREST INCOME:
Interest on interest earning deposits	$15	$30	$16
INTEREST EXPENSE:
Junior subordinated debentures	1,156	742	890
Net interest expense	(1,141)	(712)	(874)
NONINTEREST INCOME:
Dividends from subsidiary bank	44,000	46,000	39,000
Equity in undistributed income of subsidiary bank	43,507	57,058	12,685
Other income	33	117	5
Total noninterest income	87,540	103,175	51,690
NONINTEREST EXPENSE:
Professional services	476	394	495
Other expense	5,631	5,430	5,172
Total noninterest expense	6,107	5,824	5,667
Income before income taxes	80,292	96,639	45,149
Income tax benefit	(1,583)	(1,396)	(1,421)
Net income	$81,875	$98,035	$46,570

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Cash flows from operating activities:
Net income	$81,875	$98,035	$46,570
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary bank	(43,507)	(57,058)	(12,685)
Stock-based compensation expense	3,795	3,666	3,559
Net change in other assets and other liabilities	(63)	960	(1,333)
Net cash provided by operating activities	42,100	45,603	36,111
Cash flows from financing activities:
Common stock cash dividends paid	(29,491)	(28,937)	(28,859)
Proceeds from exercise of stock options	—	—	122
Repurchase of common stock	(3,196)	(22,889)	(19,119)
Net cash used in financing activities	(32,687)	(51,826)	(47,856)
Net (decrease) increase in cash and cash equivalents	9,413	(6,223)	(11,745)
Cash and cash equivalents at the beginning of year	3,513	9,736	21,481
Cash and cash equivalents at the end of year	$12,926	$3,513	$9,736

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on these criteria.
Crowe LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, and their report is included in Item 8. Financial Statements And Supplementary Data.
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
The required information with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section entitled “Delinquent Section 16(a) Reports” of the Proxy Statement.
The Company has adopted a written Code of Ethics that applies to our directors, officers and employees. The Code of Ethics can be accessed electronically by visiting the Company’s website at www.hf-wa.com in the section titled Overview: Governance Documents. Any changes to or waiver of our Code of Ethics will be posted on that website.

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since last disclosed to stockholders.
The Audit and Finance Committee is composed of independent directors, in accordance with the requirements for companies listed on The Nasdaq Stock Market ("Nasdaq") and applicable SEC rules. The members of the Audit and Finance Committee are Brian S. Charneski, chair of the committee, Deborah J. Gavin, Trevor D. Dryer, Jeffery S. Lyon, Eric K. Chan and Anthony B. Pickering. Directors Gavin and Chan have been designated by the Board as the “audit committee financial experts,” as defined by the SEC. The Committee meets quarterly and on an as-needed basis to provide oversight relating to the Company's accounting and financial reporting standards and processes. The Committee evaluates the effectiveness of Heritage’s internal controls for safeguarding its assets and ensuring the integrity of the financial reporting. The Committee also appoints the independent registered public accounting firm and reviews the audit reports prepared by the independent registered public accounting firm.

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
The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.
The following table summarizes the activity within the Company’s stock-based compensation plan as of December 31, 2022, of which was approved by shareholders:

Plan Category	Number of securities to be issued upon vesting of restricted stock units	Number of securities remaining available for future issuance under the equity compensation plan (1)
Equity compensation plans, all of which are approved by security holders	378,892	330,398
(1) All of the securities remaining available for future issuance under the equity compensation plan are available for issuance for stock awards.

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
(3) Exhibits: Included in schedule below.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
3.1	Amended and Restated Articles of Incorporation	8-K	3.1(B)	05/18/2010

3.2	Amendment to Amended and Restated Articles of Incorporation	S-14A	-	03/18/2011

3.3	Amended and Restated Bylaws of the Company	8-K	3.3	06/30/2020

4.1	Form of Certificate of Company's Common Stock (3)	S-1/A	-	10/29/1997

4.2	Description of Common Stock and Preferred Stock (1)

10.1*	Annual Incentive Compensation Plan	10-K	10.5	03/09/2017

10.2*	Amended 2014 Omnibus Equity Plan	8-K	99.2	02/01/2017

10.3*	2014 Omnibus Equity Plan	DEF 14A	-	06/11/2014

10.4*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.4	02/01/2017

10.5*	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.3	02/01/2017

10.6*	Employment Agreement by and between Heritage and Jeffery J. Deuel	8-K	10.1	07/01/2019

10.7*	Deferred Compensation Plan and Participation Agreement by and between Heritage and Jeffrey J. Deuel	8-K	10.6	09/07/2012

10.8*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Jeffrey J. Deuel	8-K	10.2	12/22/2016

10.9*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Jeffrey J. Deuel	10-Q	10.15	11/06/2019

10.10*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Jeffrey J. Deuel	10-Q	10.40	11/08/2022

10.11*	Employment Agreement by and between Heritage and Donald J. Hinson	10-Q	10.22	11/06/2019

10.12*	Deferred Compensation Plan and Participation Agreement by and between Heritage and Donald J. Hinson	8-K	10.7	09/07/2012

10.13*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Donald J. Hinson	8-K	10.3	12/22/2016

10.14*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Donald J. Hinson	10-Q	10.16	11/06/2019

10.14*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Donald J. Hinson	10-Q	10.41	11/08/2022

10.15*	Employment Agreement by and between Heritage and Bryan McDonald	10-Q	10.33	11/06/2019

10.16*	Deferred Compensation Plan and Participation Agreement by and between Heritage and Bryan D. McDonald	10-K	10.16	03/11/2015

10.17*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Bryan D. McDonald	8-K	10.4	12/22/2016

10.18*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Bryan D. McDonald	10-Q	10.27	11/06/2019

10.19*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Bryan D. McDonald	10-Q	10.42	11/08/2022

10.20*	Addendum to Employment Agreement - Bryan D. McDonald	8-K	10.1	07/06/2021

10.21*	Employment Agreement by and between Heritage and Cindy Huntley	10-Q	10.35	11/06/2019

10.22*	Transitional Retirement Agreement made and entered into on September 26, 2022, effective as of January 1, 2023 by and between Heritage Financial Corporation and Cindy M. Hirman	8-K	10.1	09/26/2022

10.23*	Deferred Compensation Plan and Participation Agreement by and between Heritage and Cindy Huntley	10-Q	10.36	11/06/2019

10.24*	Employment Agreement by and between Heritage and William Glasby	10-Q	10.37	11/06/2019

10.25*	Form of Split Dollar Agreements	10-Q	10.17	08/06/2015

10.26*	Form of First Amendment to Split Dollar Agreements	10-Q	10.34	05/09/2019

10.27*	Employment Agreement by and between Heritage and Tony Chalfant	8-K	10.1	06/30/2020

10.27*	Deferred Compensation Plan and Participation Agreement by and between Heritage and Tony Chalfant	8-K	10.3	06/30/2020

10.28*	Deferred Compensation Plan and Participation Agreement by and between Heritage and Tony Chalfant	8-K	10.43	11/08/2022

10.29*	Form of Split Dollar Agreement, dated May 3, 2021, by and between Heritage Bank and Tony Chalfant	10-Q	10.34	05/05/2021

14.0	Code of Ethics and Conduct Policy (2)

21.0	Subsidiaries of the Company (1)

23.0	Consent of Independent Registered Public Accounting Firm (1)

24.0	Power of Attorney (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101
*Indicates management contract or compensatory plan or arrangement.
(1) Filed herewith.
(2) Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.hf-wa.com in the section titled Overview: Governance Documents.
(3) Exhibit not previously filed in electronic format.

ITEM 16.    FORM 10-K SUMMARY
    None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2023.

HERITAGE FINANCIAL CORPORATION
(Registrant)

/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2023.

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
Eric K. Chan
Anthony B. Pickering
Frederick B. Rivera
Brian L. Vance
Ann Watson
/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
Attorney-in-Fact
February 24, 2023