Form 10-Q
period 2023-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2023-05-04
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023 or

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
As of April 26, 2023, there were 35,061,897 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2023

GLOSSARY OF ACRONYMS, ABBREVIATIONS, AND TERMS

The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q. As used throughout this report, the terms “we”, “our”, or “us” refer to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

2022 Annual Form 10-K	Company's Annual Report on Form 10-K for the year ended December 31, 2022
ACL	Allowance for credit losses
AOCI	Accumulated other comprehensive income (loss), net
ASU	Accounting Standards Update
Bank	Heritage Bank
CECL	Current Expected Credit Loss
CMO	Collateralized Mortgage Obligation
Company	Heritage Financial Corporation
COVID-19 Pandemic	Coronavirus Disease of 2019 pandemic
CRE	Commercial real estate
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
Federal Reserve Bank	Federal Reserve Bank of San Francisco
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offering Rate
LIHTC	Low-Income Housing Tax Credit
MBS	Mortgage-backed security
PPP	Paycheck Protection Program
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SM	Special Mention
SS	Substandard
TDR	Troubled debt restructured

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
•the uncertain impacts of quantitative tightening and current and future monetary policies of the Federal Reserve;
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
•legislative or regulatory changes that adversely affect our business, including changes in banking, securities, and tax law, regulatory policies and principles, or the interpretation of regulatory capital or other rules;
•our ability to attract and retain deposits;
•liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
•our ability to control operating costs and expenses;
•effects of critical accounting policies and judgments, including the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
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
•the quality and composition of our securities portfolio and the impact of any adverse changes in the securities markets, including market liquidity;
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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•other risks detailed from time to time in our filings with the SEC including our 2022 Annual Form 10-K.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(In thousands, except shares)

	March 31, 2023	December 31, 2022
ASSETS
Cash on hand and in banks	$68,969	$74,295
Interest earning deposits	232,512	29,295
Cash and cash equivalents	301,481	103,590
Investment securities available for sale, at fair value, net (amortized cost of $1,424,969 and $1,460,033, respectively)	1,318,072	1,331,443
Investment securities held to maturity, at amortized cost, net (fair value of $684,647 and $673,434, respectively)	760,163	766,396
Total investment securities	2,078,235	2,097,839
Loans receivable	4,127,472	4,050,858
Allowance for credit losses on loans	(44,469)	(42,986)
Loans receivable, net	4,083,003	4,007,872
Premises and equipment, net	80,094	76,930
Federal Home Loan Bank stock, at cost	23,697	8,916
Bank owned life insurance	122,767	122,059
Accrued interest receivable	18,548	18,547
Prepaid expenses and other assets	281,438	296,181
Other intangible assets, net	6,604	7,227
Goodwill	240,939	240,939
Total assets	$7,236,806	$6,980,100
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$5,771,787	$5,907,420
Deposits held for sale	17,235	17,420
Total deposits	5,789,022	5,924,840
Federal Home Loan Bank advances	383,100	—
Junior subordinated debentures	21,546	21,473
Securities sold under agreement to repurchase	39,161	46,597
Accrued expenses and other liabilities	177,895	189,297
Total liabilities	6,410,724	6,182,207
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 35,108,120 and 35,106,697 shares issued and outstanding, respectively	550,869	552,397
Retained earnings	358,010	345,346
Accumulated other comprehensive loss, net	(82,797)	(99,850)
Total stockholders’ equity	826,082	797,893
Total liabilities and stockholders’ equity	$7,236,806	$6,980,100

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended March 31,
	2023	2022
INTEREST INCOME:
Interest and fees on loans	$50,450	$41,025
Taxable interest on investment securities	14,657	6,003
Nontaxable interest on investment securities	586	860
Interest on interest earning deposits	972	706
Total interest income	66,665	48,594
INTEREST EXPENSE:
Deposits	4,528	1,424
Junior subordinated debentures	482	194
Other borrowings	1,813	32
Total interest expense	6,823	1,650
Net interest income	59,842	46,944
Provision for (reversal of) credit losses	1,825	(3,577)
Net interest income after provision for (reversal of) credit losses	58,017	50,521
NONINTEREST INCOME:
Service charges and other fees	2,624	2,474
Card revenue	2,000	2,263
Loss on sale of investment securities, net	(286)	—
Gain on sale of loans, net	49	241
Interest rate swap fees	53	279
Bank owned life insurance income	709	1,695
Gain on sale of other assets, net	2	204
Other income	3,107	1,382
Total noninterest income	8,258	8,538
NONINTEREST EXPENSE:
Compensation and employee benefits	25,536	21,252
Occupancy and equipment	4,892	4,331
Data processing	4,342	4,061
Marketing	402	266
Professional services	628	699
State/municipal business and use taxes	1,008	796
Federal deposit insurance premium	850	600
Amortization of intangible assets	623	704
Other expense	3,324	3,011
Total noninterest expense	41,605	35,720
Income before income taxes	24,670	23,339
Income tax expense	4,213	3,582
Net income	$20,457	$19,757
Basic earnings per share	$0.58	$0.56
Diluted earnings per share	$0.58	$0.56
Dividends declared per share	$0.22	$0.21
Average number of basic shares outstanding	35,108,390	35,094,725
Average number of diluted shares outstanding	35,445,340	35,412,098
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net Income	$20,457	$19,757
Change in fair value of investment securities available for sale, net of tax of $4,517 and $(12,113), respectively	16,890	(43,482)
Amortization of net unrealized gain for the reclassification of investment securities available for sale to held to maturity, net of tax of $(15) and $(39), respectively	(60)	(142)
Reclassification adjustment for net loss from sale of investment securities available for sale included in income, net of tax of $63 and $0, respectively	223	—
Other comprehensive income (loss)	17,053	(43,624)
Comprehensive income (loss)	$37,510	$(23,867)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended March 31, 2023
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2022	35,106,697	$552,397	$345,346	$(99,850)	$797,893
Restricted stock units vested	116,502	—	—	—	—
Stock-based compensation expense	—	1,099	—	—	1,099
Common stock repurchased	(115,079)	(2,627)	—	—	(2,627)
Net income	—	—	20,457	—	20,457
Other comprehensive income, net of tax	—	—	—	17,053	17,053
Cash dividends declared on common stock ($0.22 per share)	—	—	(7,793)	—	(7,793)
Balance at March 31, 2023	35,108,120	$550,869	$358,010	$(82,797)	$826,082

	Three Months Ended March 31, 2022
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2021	35,105,779	$551,798	$293,238	$9,396	$854,432
Restricted stock units vested	101,683	—	—	—	—
Stock-based compensation expense	—	950	—	—	950
Common stock repurchased	(105,090)	(2,652)	—	—	(2,652)
Net income	—	—	19,757	—	19,757
Other comprehensive loss, net of tax	—	—	—	(43,624)	(43,624)
Cash dividends declared on common stock ($0.21 per share)	—	—	(7,414)	—	(7,414)
Balance at March 31, 2022	35,102,372	$550,096	$305,581	$(34,228)	$821,449

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$20,457	$19,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	807	(1,572)
Provision for (reversal of) credit losses	1,825	(3,577)
Stock-based compensation expense	1,099	950
Amortization of intangible assets	623	704
Origination of mortgage loans held for sale	(1,351)	(5,833)
Proceeds from sale of mortgage loans held for sale	1,400	6,408
Bank owned life insurance income	(709)	(1,695)
Valuation adjustment on interest rate swaps	—	(53)
Gain on sale of mortgage loans held for sale, net	(49)	(241)
Loss on sale of investment securities available for sale, net	286	—
Gain on sale of assets held for sale	—	(204)
Other	(991)	(3,716)
Net cash provided by operating activities	23,397	10,928
Cash flows from investing activities:
Loan originations and purchases, net of payments	(75,839)	(988)
Maturities and repayments of investment securities available for sale	26,949	42,327
Maturities and repayments of investment securities held to maturity	5,995	6,644
Purchase of investment securities available for sale	(14,994)	(244,409)
Purchase of investment securities held to maturity	—	(45,849)
Purchase of premises and equipment	(4,653)	(724)
Purchase of bank owned life insurance	—	(105)
Purchases of Federal Home Loan Bank stock	(28,604)	(983)
Proceeds from sales of investment securities available for sale	22,688	—
Proceeds from redemption of Federal Home Loan Bank stock	13,823	—
Proceeds from sales of premises and equipment	2	1,173
Capital contributions to low-income housing tax credit partnerships	(369)	—
Net cash provided by investing activities	(55,002)	(242,914)
Cash flows from financing activities:
Net (decrease) increase in deposits	(135,818)	97,210
Federal Home Loan Bank advances	715,100	—
Repayment of Federal Home Loan Bank advances	(332,000)	—
Common stock cash dividends paid	(7,723)	(7,372)
Net decrease in securities sold under agreement to repurchase	(7,436)	(1,770)
Repurchase of common stock	(2,627)	(2,652)
Net cash provided by financing activities	229,496	85,416
Net increase (decrease) in cash and cash equivalents	197,891	(146,570)
Cash and cash equivalents at beginning of period	103,590	1,723,292
Cash and cash equivalents at end of period	$301,481	$1,576,722

	March 31,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$6,501	$1,555

Supplemental non-cash disclosures of cash flow information:
Investment in LIHTC partnership and related funding commitment	12	670
Right of use assets obtained in exchange for new operating lease liabilities	1,296	55

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1)Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, the Bank. The Bank is headquartered in Olympia, Washington and conducts business from its 51 branch offices located throughout Washington State, the greater Portland, Oregon area, Eugene, Oregon and Boise, Idaho. The Bank’s business consists primarily of commercial lending and deposit relationships with small and medium-sized businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas. The Bank's deposits are insured by the FDIC subject to limitations.
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is recommended these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2022 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
There have been reclassifications in certain prior year amounts in the unaudited Condensed Consolidated Statements of Income. Reclassifications had no effect on the prior year's net income or stockholders’ equity.
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the unaudited Condensed Consolidated Financial Statements are disclosed in greater detail in the 2022 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies from those contained in the 2022 Annual Form 10-K during the three months ended March 31, 2023.
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
The Company adopted ASU 2022-02 on a prospective basis January 1, 2023. The Company elected at the date of adoption to account for existing TDR loans as of December 31, 2022 under the Company's TDR accounting policy which is disclosed in the 2022 Annual Form 10-K. All loan modifications post adoption are accounted for under the loan modification guidance in ASC 310-20. The adoption of this ASU did not have a material impact on business operations or the Consolidated Statements of Financial Condition.

(2)Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement the Bank’s lending activities.
There were no investment securities classified as trading at March 31, 2023 or December 31, 2022.
(a) Investment Securities by Classification, Type and Maturity
The following tables present the amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized and unrecognized gains and losses including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in AOCI, at the dates indicated:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. government and agency securities	$68,514	$—	$(3,964)	$64,550
Municipal securities	146,525	218	(14,246)	132,497
Residential CMO and MBS	481,380	—	(47,668)	433,712
Commercial CMO and MBS	704,156	47	(40,706)	663,497
Corporate obligations	4,000	—	(183)	3,817
Other asset-backed securities	20,394	—	(395)	19,999
Total	$1,424,969	$265	$(107,162)	$1,318,072

	March 31, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Investment securities held to maturity:
U.S. government and agency securities	$150,969	$—	$(28,298)	$122,671
Residential CMO and MBS	285,337	12	(12,315)	273,034
Commercial CMO and MBS	323,857	—	(34,915)	288,942
Total	$760,163	$12	$(75,528)	$684,647

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. government and agency securities	$68,912	$—	$(5,053)	$63,859
Municipal securities	171,087	172	(18,233)	153,026
Residential CMO and MBS	479,473	—	(55,087)	424,386
Commercial CMO and MBS	714,136	19	(49,734)	664,421

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Corporate obligations	4,000	—	(166)	3,834
Other asset-backed securities	22,425	14	(522)	21,917
Total	$1,460,033	$205	$(128,795)	$1,331,443

	December 31, 2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Investment securities held to maturity:
U.S. government and agency securities	$150,936	$—	$(33,585)	$117,351
Residential CMO and MBS	290,318	—	(17,440)	272,878
Commercial CMO and MBS	325,142	—	(41,937)	283,205
Total	$766,396	$—	$(92,962)	$673,434
The following table presents the amortized cost and fair value of investment securities by contractual maturity at the date indicated. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$29,254	$28,962	$—	$—
Due after one year through five years	38,323	36,884	—	—
Due after five years through ten years	43,983	41,429	83,235	70,107
Due after ten years	107,479	93,589	67,734	52,564
Total investment securities due at a single maturity date	219,039	200,864	150,969	122,671
Mortgage-backed securities (1)	1,205,930	1,117,208	609,194	561,976
Total investment securities	$1,424,969	$1,318,072	$760,163	$684,647
(1) Mortgage-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their payment speed.
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2023 and December 31, 2022.
(b) Unrealized Losses on Investment Securities Available for Sale
The following tables present the gross unrealized losses and fair value of the Company’s investment securities available for sale for which an ACL on investment securities available for sale has not been recorded, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position at the dates indicated:

	March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and agency securities	$—	$—	$64,550	$(3,964)	$64,550	$(3,964)
Municipal securities	5,677	(37)	92,518	(14,209)	98,195	(14,246)
Residential CMO and MBS(1)	142,665	(3,401)	291,047	(44,267)	433,712	(47,668)
Commercial CMO and MBS(1)	350,217	(7,332)	289,192	(33,374)	639,409	(40,706)

	March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Corporate obligations	3,817	(183)	—	—	3,817	(183)
Other asset-backed securities	9,248	(52)	10,145	(343)	19,393	(395)
Total	$511,624	$(11,005)	$747,452	$(96,157)	$1,259,076	$(107,162)
(1) U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations.

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and agency securities	$51,900	$(2,031)	$11,959	$(3,022)	$63,859	$(5,053)
Municipal securities	82,580	(5,585)	40,945	(12,648)	123,525	(18,233)
Residential CMO and MBS(1)	217,949	(14,770)	206,437	(40,317)	424,386	(55,087)
Commercial CMO and MBS(1)	473,580	(16,971)	181,692	(32,763)	655,272	(49,734)
Corporate obligations	3,834	(166)	—	—	3,834	(166)
Other asset-backed securities	16,489	(510)	721	(12)	17,210	(522)
Total	$846,332	$(40,033)	$441,754	$(88,762)	$1,288,086	$(128,795)
(1) U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations.
(c) ACL on Investment Securities
The Company evaluated investment securities available for sale as of March 31, 2023 and December 31, 2022 and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of both March 31, 2023 and December 31, 2022. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of March 31, 2023 and December 31, 2022.
The Company also evaluated investment securities held to maturity for current expected credit losses as of March 31, 2023 and December 31, 2022. There were no investment securities held to maturity classified as nonaccrual or past due as of March 31, 2023 and December 31, 2022 and all were issued by the U.S. government and its agencies and either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and had a long history of no credit losses. Accordingly, the Company did not measure expected credit losses on investment securities held to maturity since the historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. Therefore, no ACL on investment securities held to maturity was recorded as of March 31, 2023 and December 31, 2022.
(d) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of investment securities available for sale for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Gross realized gains	$36	$—
Gross realized losses	(322)	—
Net realized loss	$(286)	$—

(e) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities that were pledged as collateral for the following obligations at the dates indicated:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Washington and Oregon state public deposits	$214,331	$203,452	$156,784	$137,931
Federal Reserve Bank credit facility	656,858	588,576	60,660	49,506
Securities sold under agreement to repurchase	49,795	45,832	63,685	55,836
Other securities pledged	54,341	48,846	54,910	48,358
Total	$975,325	$886,706	$336,039	$291,631
(f) Accrued Interest Receivable
Accrued interest receivable excluded from the amortized cost of investment securities available for sale totaled $4.3 million and $4.8 million at March 31, 2023 and December 31, 2022, respectively. Accrued interest receivable excluded from the amortized cost on investment securities held to maturity totaled $2.3 million and $2.4 million at March 31, 2023 and December 31, 2022, respectively.
No amounts of accrued interest receivable on investment securities available for sale or held to maturity were reversed against interest income on investment securities during three months ended March 31, 2023 and 2022.
(G) Non-Marketable Securities
At December 31, 2022, as a member bank of Visa U.S.A., we held 6,549 shares of Visa Inc. Class B common stock. These shares had a carrying value of zero and were restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. During the three months ended March 31, 2023, the Bank sold all shares of Visa Inc. Class B common stock and recognized a $1.6 million gain which is included in other income.

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
(a) Loan Origination/Risk Management
The Bank categorizes the individual loans in the total loan portfolio into four segments: commercial business; residential real estate; real estate construction and land development; and consumer. Within these segments are classes of loans for which management monitors and assesses credit risk in the loan portfolios. A detailed description of the portfolio segments and classes is contained in the 2022 Annual Form 10-K.
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
The amortized cost of loans receivable, net of ACL on loans, consisted of the following portfolio segments and classes at the dates indicated:

	March 31, 2023	December 31, 2022
	(In thousands)
Commercial business:
Commercial and industrial	$684,998	$692,100
SBA PPP	900	1,468
Owner-occupied CRE	949,064	937,040

	March 31, 2023	December 31, 2022
	(In thousands)
Non-owner occupied CRE	1,601,789	1,586,632
Total commercial business	3,236,751	3,217,240
Residential real estate	363,777	343,631
Real estate construction and land development:
Residential	72,926	80,074
Commercial and multifamily	270,547	214,038
Total real estate construction and land development	343,473	294,112
Consumer	183,471	195,875
Loans receivable	4,127,472	4,050,858
Allowance for credit losses on loans	(44,469)	(42,986)
Loans receivable, net	$4,083,003	$4,007,872

Balances included in the amortized cost of loans receivable:
Unamortized net discount on acquired loans	$(2,249)	$(2,501)
Unamortized net deferred fee	$(10,355)	$(10,016)
(b) Concentrations of Credit
Most of the Bank’s lending activity occurs within its primary market areas which are concentrated along the I-5 corridor from Whatcom County, Washington to Lane County, Oregon, as well as Yakima County in Washington and Ada County in Idaho. Additionally, the Bank's loan portfolio is concentrated in commercial business loans, which include commercial and industrial, SBA PPP, owner-occupied and nonowner-occupied CRE, and commercial and multifamily real estate construction and land development loans. Commercial business loans, excluding SBA PPP loans, are generally considered as having a more inherent risk of default than residential real estate loans or other consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential real estate loans and consumer loans, implying higher potential losses on an individual loan basis.
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
The Bank utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 10. Risk grades are aggregated to create the risk categories of Pass for grades 1 to 6, Special Mention or "SM" for grade 7, Substandard or "SS" for grade 8, Doubtful for grade 9 and Loss for grade 10. Descriptions of the general characteristics of the risk grades, including qualitative information on how the risk grades relate to the risk of loss, are contained in the 2022 Annual Form 10-K. Numerical loan grades for loans are established at the origination of the loan. Changes to loan grades are considered at the time new information about the performance of a loan becomes available, including the receipt of updated financial information from the borrower, results of annual term loan reviews and scheduled loan reviews. For consumer loans, the Bank follows the FDIC’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property.
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
The following table presents the amortized cost of loans receivable by risk grade and origination year at the dates indicated. The Bank adopted the vintage disclosure requirements of ASU 2022-02 prospectively as described in Note 1 beginning in January 2023.

Accordingly, the following vintage table reflects the gross charge-offs by loan class and year of origination for the date indicated:

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted (1)	Loans Receivable
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Commercial business:
Commercial and industrial
Pass	$21,299	$171,005	$91,228	$79,267	$54,430	$98,811	$126,167	$118	$642,325
SM	—	200	206	434	4,567	5,415	17,784	—	28,606
SS	—	1,130	176	1,642	3,326	4,854	2,939	—	14,067
Total	21,299	172,335	91,610	81,343	62,323	109,080	146,890	118	684,998
SBA PPP
Pass	—	—	804	96	—	—	—	—	900
Owner-occupied CRE
Pass	27,989	134,625	167,906	90,118	155,172	332,083	—	—	907,893
SM	—	—	1,971	2,041	—	19,274	—	—	23,286
SS	—	—	—	667	—	17,218	—	—	17,885
Total	27,989	134,625	169,877	92,826	155,172	368,575	—	—	949,064
Non-owner occupied CRE
Pass	48,286	242,245	185,064	159,050	245,235	671,604	—	—	1,551,484
SM	—	—	8,304	—	584	27,788	—	—	36,676
SS	—	—	—	—	—	13,629	—	—	13,629
Total	48,286	242,245	193,368	159,050	245,819	713,021	—	—	1,601,789
Total commercial business
Pass	97,574	547,875	445,002	328,531	454,837	1,102,498	126,167	118	3,102,602
SM	—	200	10,481	2,475	5,151	52,477	17,784	—	88,568
SS	—	1,130	176	2,309	3,326	35,701	2,939	—	45,581
Total	97,574	549,205	455,659	333,315	463,314	1,190,676	146,890	118	3,236,751
Commercial business gross charge-offs
Current period	—	—	—	61	—	100	—	—	161
Residential real estate
Pass(1)	18,666	133,415	151,041	25,500	16,680	18,232	—	—	363,534
SS	—	—	—	74	—	169	—	—	243
Total	18,666	133,415	151,041	25,574	16,680	18,401	—	—	363,777
Residential real estate gross charge-offs:
Current period	—	—	—	—	—	—	—	—	—
Real estate construction and land development:
Residential
Pass	4,995	44,885	16,392	1,804	2,969	1,881	—	—	72,926
Commercial and multifamily
Pass	6,245	105,433	139,246	6,721	794	3,457	—	—	261,896
SM	—	—	—	2,577	5,687	—	—	—	8,264
SS	—	—	—	—	—	387	—	—	387
Total	6,245	105,433	139,246	9,298	6,481	3,844	—	—	270,547

	March 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted (1)	Loans Receivable
	2023	2022	2021	2020	2019	Prior
Total real estate construction and land development
Pass	11,240	150,318	155,638	8,525	3,763	5,338	—	—	334,822
SM	—	—	—	2,577	5,687	—	—	—	8,264
SS	—	—	—	—	—	387	—	—	387
Total	11,240	150,318	155,638	11,102	9,450	5,725	—	—	343,473
Real estate construction and land development gross writeoffs:
Current period	—	—	—	—	—	—	—	—	—
Consumer
Pass	823	2,956	466	8,827	24,015	31,315	112,073	383	180,858
SS	—	—	11	191	515	1,328	561	7	2,613
Total	823	2,956	477	9,018	24,530	32,643	112,634	390	183,471
Consumer gross charge-offs:
Current period	—	—	—	8	39	35	71	—	153
Loans receivable
Pass	128,303	834,564	752,147	371,383	499,295	1,157,383	238,240	501	3,981,816
SM	—	200	10,481	5,052	10,838	52,477	17,784	—	96,832
SS	—	1,130	187	2,574	3,841	37,585	3,500	7	48,824
Total	$128,303	$835,894	$762,815	$379,009	$513,974	$1,247,445	$259,524	$508	$4,127,472
Gross writeoffs:
Current period total	$—	$—	$—	$69	$39	$135	$71	$—	$314
(1) Represents the loans receivable balance at March 31, 2023 which was converted from a revolving loan to an amortizing loan during the three months ended months ended March 31, 2023.

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
Non-owner-occupied CRE
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
1) Represents the loans receivable balance at December 31, 2022 which was converted from a revolving loan to an amortizing loan during the year ended December 31, 2022.

(d) Nonaccrual Loans
The following tables present the amortized cost of nonaccrual loans for the dates indicated:

	March 31, 2023
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$3,964	$641	$4,605
Owner-occupied CRE	—	210	210
Total	$3,964	$851	$4,815

	December 31, 2022
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$4,503	$1,154	$5,657
Owner-occupied CRE	—	212	212
Total commercial business	4,503	1,366	5,869
Real estate construction and land development:
Commercial and multifamily	—	37	37
Total	$4,503	$1,403	$5,906
The following table presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full or sale of previously classified nonaccrual loans during the following periods:

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(In thousands)
Commercial business:
Commercial and industrial	$(14)	$28	$(2)	$139
Owner-occupied CRE	—	—	—	53
Non-owner occupied CRE	—	—	—	774
Total commercial business	(14)	28	(2)	966
Residential real estate	—	—	—	19
Consumer	—	—	—	68
Total	$(14)	$28	$(2)	$1,053

For the three months ended March 31, 2023 and 2022, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full or sale.
(e) Past due loans
The Bank performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The amortized cost of past due loans as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$1,984	$4,855	$6,839	$678,159	$684,998

	March 31, 2023
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
SBA PPP	—	—	—	900	900
Owner-occupied CRE	840	635	1,475	947,589	949,064
Non-owner occupied CRE	—	—	—	1,601,789	1,601,789
Total commercial business	2,824	5,490	8,314	3,228,437	3,236,751
Residential real estate	2,115	—	2,115	361,662	363,777
Real estate construction and land development:
Residential	—	—	—	72,926	72,926
Commercial and multifamily	333	—	333	270,214	270,547
Total real estate construction and land development	333	—	333	343,140	343,473
Consumer	782	515	1,297	182,174	183,471
Total	$6,054	$6,005	$12,059	$4,115,413	$4,127,472

	December 31, 2022
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$586	$6,104	$6,690	$685,410	$692,100
SBA PPP	236	—	236	1,232	1,468
Owner-occupied CRE	—	189	189	936,851	937,040
Non-owner occupied CRE	—	—	—	1,586,632	1,586,632
Total commercial business	822	6,293	7,115	3,210,125	3,217,240
Residential real estate	3,066	—	3,066	340,565	343,631
Real estate construction and land development:
Residential	—	—	—	80,074	80,074
Commercial and multifamily	—	—	—	214,038	214,038
Total real estate construction and land development	—	—	—	294,112	294,112
Consumer	1,561	—	1,561	194,314	195,875
Total	$5,449	$6,293	$11,742	$4,039,116	$4,050,858
Loans 90 days or more past due and still accruing interest were $2.3 million and $1.6 million as of March 31, 2023 and December 31, 2022, respectively.
(f) Collateral-dependent Loans
The type of collateral securing loans individually evaluated for credit losses and for which the repayment was expected to be provided substantially through the operation or sale of the collateral as of March 31, 2023 and December 31, 2022 was as follows, with balances representing the amortized cost of the loan classified by the primary collateral category of each loan if multiple collateral sources secure the loan:

	March 31, 2023
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(In thousands)
Commercial business:
Commercial and industrial	$499	$1,977	$664	$468	$3,608
Owner-occupied CRE	189	—	—	—	189
Total	$688	$1,977	$664	$468	$3,797

	December 31, 2022
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(In thousands)
Commercial business:
Commercial and industrial	$1,239	$1,977	$929	$—	$4,145
Owner-occupied CRE	189	—	—	—	189
Total	$1,428	$1,977	$929	$—	$4,334
There have been no significant changes to the collateral securing loans individually evaluated for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the three months ended March 31, 2023, except changes due to additions or removals of loans in this classification.
(g) Modification of Loans
In January 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance TDRs while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis.
Modifications of loans to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.
The following table presents modifications of loans by type of modification at amortized cost that were modified as a result of experiencing both financial difficulty and modified during the period indicated:

	Three Months Ended March 31, 2023
	Term Extension	Term Extension & Int. Rate Reduction	Total Modified Loans	% of Modified Loans to Loans Receivable, net

	(Dollars in thousands)
Commercial business:
Commercial and industrial	$286	$—	$286	0.04%
Non-owner occupied CRE	2,749	—	2,749	0.17
Total commercial business	3,035	—	3,035	0.09
Consumer	—	25	25	0.01
Total	$3,035	$25	$3,060	0.07%
The following table presents the financial effect of the loan modifications presented in the preceding table during the the period indicated:

	Three Months Ended March 31, 2023
	Weighted Average % of Interest Rate Reductions	Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	—%	0.44
Non-owner occupied CRE	—	1.00
Total commercial business	—	0.95
Consumer	1.00	2.12
Total	1.00%	0.96
There were no modified loans past due or on nonaccrual as of March 31, 2023.
There were no modified loans made during the three months ended March 31, 2023, that subsequently defaulted.

(h) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $11.7 million and $11.3 million at March 31, 2023 and December 31, 2022, respectively, and is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.
(i) Foreclosure proceedings in process
At March 31, 2023, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

(4)Allowance for Credit Losses on Loans
The Company's methodology for determining the ACL on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. For a description of the Company's ACL policy, see Note 1 - Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements included in Item 8. Financial Statements And Supplementary Data in our 2022 Annual Form 10-K.
GAAP requires the Company to develop reasonable and supportable forecasts of future conditions, and estimate how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Company and the ultimate collectability of future cash flows over the life of a loan. The Company uses macroeconomic scenarios from an independent third party. These scenarios are based on past events, current conditions, and the likelihood of future events occurring. The Company’s ACL model at March 31, 2023 includes assumptions concerning the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, higher energy prices, and general uncertainty concerning future economic conditions, and the potential for recessionary conditions.
The Company recognizes that historical information used as the basis for determining future expected credit losses may not always, by itself, provide a sufficient basis for determining future expected credit losses. The Company, therefore, considers the need for qualitative adjustments to the ACL on a quarterly basis. Qualitative adjustments may be related to and include, but not be limited to, factors such as: (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL.
As of March 31, 2023, qualitative adjustments primarily relate to certain segments of the loan portfolio deemed by management to be of a higher-risk profile where management believes the quantitative component of the Company’s ACL model may not have fully captured the associated impact to the ACL. In addition, qualitative adjustments also relate to heightened uncertainty as to future macroeconomic conditions and the related impact on certain loan segments. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.
During the three months ended March 31, 2023, the ACL on loans increased $1.5 million, or 3.4%, due primarily to a provision for credit losses on loans of $1.7 million driven by growth in loans receivable and changes in loan mix primarily due to the increase in commercial and multifamily construction loans.
The following table presents a summary of the changes in the ACL for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Beginning balance	$42,986	$42,361
Charge-offs	(314)	(355)
Recoveries of loans previously charged-off	84	849
Provision for (reversal of) credit losses	1,713	(2,522)
Ending balance	$44,469	$40,333

The following tables detail the activity in the ACL on loans by segment and class for the periods indicated:

	Three Months Ended March 31, 2023
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$13,962	$(161)	$51	$(286)	$13,566
Owner-occupied CRE	7,480	—	—	45	7,525
Non-owner occupied CRE	9,276	—	—	(430)	8,846
Total commercial business	30,718	(161)	51	(671)	29,937
Residential real estate	2,872	—	—	30	2,902
Real estate construction and land development:
Residential	1,654	—	—	(112)	1,542
Commercial and multifamily	5,409	—	—	2,034	7,443
Total real estate construction and land development	7,063	—	—	1,922	8,985
Consumer	2,333	(153)	33	432	2,645
Total	$42,986	$(314)	$84	$1,713	$44,469

	Three Months Ended March 31, 2022
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$17,777	$(163)	$272	$(2,621)	$15,265
Owner-occupied CRE	6,411	(36)	—	710	7,085
Non-owner occupied CRE	8,861	—	—	721	9,582
Total commercial business	33,049	(199)	272	(1,190)	31,932
Residential real estate	1,409	(30)	3	421	1,803
Real estate construction and land development:
Residential	1,304	—	8	(188)	1,124
Commercial and multifamily	3,972	—	—	(797)	3,175
Total real estate construction and land development	5,276	—	8	(985)	4,299
Consumer	2,627	(126)	566	(768)	2,299
Total	$42,361	$(355)	$849	$(2,522)	$40,333

(5)Goodwill and Other Intangible Assets
(a) Goodwill
There were no additions to goodwill during the three months ended March 31, 2023 and 2022. Additionally, management analyzes its goodwill on an annual basis on December 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of December 31, 2022 and concluded that there was no impairment.
(b) Other Intangible Assets
Other intangible assets represent core deposit intangible acquired in business combinations with estimated useful lives of ten years. There were no additions to other intangible assets during the three months ended March 31, 2023 and 2022.

(6)Derivative Financial Instruments
The Company utilizes interest rate swap derivative contracts to facilitate the needs of its commercial customers whereby it enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. The transaction allows the Company’s customer to effectively convert a variable rate loan to a fixed rate loan, or a fixed rate loan to a variable rate loan, and the Company recognizes immediate income based upon the difference in the bid/ask spread of the underlying transactions with its customers and the third-party. These interest rate swaps are not designated as hedging instruments.
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
The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at the dates indicated:

	March 31, 2023		December 31, 2022
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$288,320	24,498	$288,785	$30,107
Interest rate swap liability (1)	288,320	(24,498)	288,785	(30,107)
 (1) The estimated fair value of derivatives with customers was $(24.3) million and $(30.1) million as of March 31, 2023 and December 31, 2022, respectively. The estimated fair value of derivatives with third-parties was $24.3 million and $30.1 million as of March 31, 2023 and December 31, 2022, respectively.
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

(7)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except shares)
Net income:
Net income	$20,457	$19,757
Dividends and undistributed earnings allocated to participating securities (1)	—	—
Net income allocated to common shareholders	$20,457	$19,757
Basic:
Weighted average common shares outstanding	35,108,390	35,094,725
Diluted:
Basic weighted average common shares outstanding	35,108,390	35,094,725
Effect of potentially dilutive common shares (1)	336,950	317,373
Total diluted weighted average common shares outstanding	35,445,340	35,412,098

	Three Months Ended March 31,
	2023	2022
	(In thousands, except shares)
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive (2)	88,488	17,041
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
The following table summarizes the dividend activity during the three months ended March 31, 2023 and the calendar year 2022:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 26, 2022	$0.21	February 9, 2022	February 23, 2022
April 20, 2022	$0.21	May 4, 2022	May 18, 2022
July 20, 2022	$0.21	August 3, 2022	August 17, 2022
October 19, 2022	$0.21	November 2, 2022	November 16, 2022
January 25, 2023	$0.22	February 8, 2023	February 22, 2023
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
(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On March 12, 2020, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares, under the twelfth stock repurchase plan with 549,859 shares remaining available for repurchase as of March 31, 2023. The number, timing and price of shares repurchased under the twelfth stock repurchase plan will depend on business and market conditions and other factors, including opportunities to deploy the Company's capital.
The following table provides total repurchased shares and average share prices under the repurchase plan for the periods indicated:

	Three Months Ended March 31,
	2023	2022	Plan Total(1)
Repurchased shares	88,355	80,559	1,249,195
Stock repurchase average share price	$22.82	$25.17	$23.86
(1)Represents total shares repurchased and average price per share paid during the duration of the repurchase plan.
In addition to the stock repurchases under a stock repurchase plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock awards and units. The following table provides total shares repurchased to pay withholding taxes during the periods indicated:

	Three Months Ended March 31,
	2023	2022
Repurchased shares to pay withholding taxes	26,724	24,531
Stock repurchase to pay withholding taxes average share price	$22.84	$25.46

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
Derivative Financial Instruments:
The Bank obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2023 and December 31, 2022, the Bank assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$64,550	$19,865	$44,685	$—
Municipal securities	132,497	—	132,497	—
Residential CMO and MBS	433,712	—	433,712	—
Commercial CMO and MBS	663,497	—	663,497	—
Corporate obligations	3,817	—	3,817	—
Other asset-backed securities	19,999	—	19,999	—
Total investment securities available for sale	1,318,072	19,865	1,298,207	—
Equity security	215	215	—	—
Derivative assets - interest rate swaps	24,498	—	24,498	—
Liabilities
Derivative liabilities - interest rate swaps	$24,498	$—	$24,498	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$63,859	$19,779	$44,080	$—
Municipal securities	153,026	5,399	147,627	—
Residential CMO and MBS	424,386	—	424,386	—
Commercial CMO and MBS	664,421	—	664,421	—
Corporate obligations	3,834	—	3,834	—
Other asset-backed securities	21,917	—	21,917	—
Total investment securities available for sale	1,331,443	25,178	1,306,265	—
Equity security	185	185	—	—
Derivative assets - interest rate swaps	30,107	—	30,107	—
Liabilities
Derivative liabilities - interest rate swaps	$30,107	$—	$30,107	$—
Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables represent assets measured at fair value on a nonrecurring basis at the dates indicated:

		Fair Value at March 31, 2023
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$220	$119	$—	$—	$119
Total assets measured at fair value on a nonrecurring basis	$220	$119	$—	$—	$119
(1) Basis represents the outstanding principal balance of collateral-dependent loans.

		Fair Value at December 31, 2022
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Owner-occupied CRE	613	182	—	—	182
Total assets measured at fair value on a nonrecurring basis	$613	$182	$—	$—	$182
(1) Basis represents the outstanding principal balance of collateral-dependent loans.
The following table represents the gains (losses) on collateral dependent loans and represents the amount of provision for (reversal of) credit losses on loans and/or charge-offs during the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$(100)	$(12)
Net loss from nonrecurring fair value adjustments	$(100)	$(12)
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

	March 31, 2023
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs; Weighted Average
	(Dollars in thousands)
Collateral-dependent loans	$119	Market approach	Adjustment for differences between the comparable sales	N/A(1)
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
The following tables present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	March 31, 2023
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$301,481	$301,481	$301,481	$—	$—
Investment securities available for sale	1,318,072	1,318,072	19,865	1,298,207	—
Investment securities held to maturity	760,163	684,647	—	684,647	—
Loans receivable, net	4,083,003	3,944,954	—	—	3,944,954
Accrued interest receivable	18,548	18,548	360	6,472	11,716
Derivative assets - interest rate swaps	24,498	24,498	—	24,498	—
Equity security	215	215	215	—	—
Financial Liabilities:
Non-maturity deposits	$5,392,668	$5,392,668	$5,392,668	$—	$—
Certificates of deposit	396,354	400,142	—	400,142	—
Federal Home Loan Bank advances	383,100	383,100	—	383,100	—
Securities sold under agreement to repurchase	39,161	39,161	39,161	—	—
Junior subordinated debentures	21,546	18,750	—	—	18,750
Accrued interest payable	392	392	66	252	74
Derivative liabilities - interest rate swaps	24,498	24,498	—	24,498	—

	December 31, 2022
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$103,590	$103,590	$103,590	$—	$—
Investment securities available for sale	1,331,443	1,331,443	25,178	1,306,265	—
Investment securities held to maturity	766,396	673,434	—	673,434	—
Loans receivable, net	4,007,872	3,841,821	—	—	3,841,821
Accrued interest receivable	18,547	18,547	349	6,892	11,306
Derivative assets - interest rate swaps	30,107	30,107	—	30,107	—
Equity security	185	185	185	—	—
Financial Liabilities:
Non-maturity deposits	$5,617,267	$5,617,267	$5,617,267	$—	$—
Certificates of deposit	307,573	308,325	—	308,325	—
Securities sold under agreement to repurchase	46,597	46,597	46,597	—	—
Junior subordinated debentures	21,473	20,000	—	—	20,000
Accrued interest payable	143	143	57	13	73
Derivative liabilities - interest rate swaps	30,107	30,107	—	30,107	—

(9)Cash Restriction
The Bank had no cash restrictions at March 31, 2023 and December 31, 2022.

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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	March 31, 2023	December 31, 2022
	(In thousands)
Commercial business:
Commercial and industrial	$537,442	$548,438
Owner-occupied CRE	3,305	3,083
Non-owner occupied CRE	26,664	13,396
Total commercial business	567,411	564,917
Real estate construction and land development:
Residential	46,664	43,460
Commercial and multifamily	355,507	348,956
Total real estate construction and land development	402,171	392,416
Consumer	327,727	323,016
Total outstanding commitments	$1,297,309	$1,280,349
The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Balance, beginning of period	$1,744	$2,607
Provision for (reversal of) credit losses on unfunded commitments	112	(1,055)
Balance, end of period	$1,856	$1,552

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the three months ended March 31, 2023. The information contained in this section should be read together with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Forward-Looking Statements included herein and the December 31, 2022 audited Consolidated Financial Statements and the accompanying Notes included in our 2022 Annual Form 10-K.

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
Results of operations may also be significantly affected by general and local economic and competitive conditions, changes in accounting, tax, and regulatory rules, governmental policies and actions of regulatory authorities, including changes resulting from inflation and the governmental actions taken to address this issue. Net income is also impacted by growth of operations through organic growth or acquisitions.
Recent Developments
While economic conditions have generally improved since the onset of the COVID-19 pandemic in early 2020, inflation has resulted in higher prices for food, energy, housing, and various supply chain inputs, among others. These inflationary pressures have persisted throughout 2022 and 2023, resulting in higher costs for consumers and businesses. To address the persistent levels of inflation, the Federal Open Market Committee (“FOMC”) has taken steps to tighten monetary policy through a cumulative 475 basis point increase to the federal funds rate from March 2022 through March 2023. The FOMC has stated that it remains committed to monetary policy measures that are designed to bring inflation down. The impact of these measures, including future actions taken by the FOMC, on the Company’s business are uncertain. While the recent increases in interest rates have generally resulted in higher levels of interest income for the Company, they may also reduce economic activity overall or result in recessionary conditions in future periods. Should these ongoing economic pressures persist, we anticipate it could have an impact on the following:
•Loan growth and interest income - If economic activity begins to wane, it may have an impact on our borrowers, the businesses they operate, and their financial condition. Our borrowers may have less demand for credit needed to invest in and expand their businesses, as well as less demand for real estate loans. Such factors would place pressure on the level of interest-earning assets, which may negatively impact our interest income.
•Credit quality - Should there be a decline in economic activity, the markets we serve could experience increases in unemployment, declines in consumer confidence, and a reluctance on the part of businesses to invest in and expand their operations, among other things. Such factors may result in weakened economic conditions, place strain on our borrowers, and ultimately impact the credit quality of our loan portfolio. We expect this could result in increases in the level of past due, nonaccrual, and classified loans, as well as higher net charge-offs. While economic conditions have generally been favorable thus far, notwithstanding higher levels of inflation, there can be no assurance favorable economic conditions will continue. As such, should we experience future deterioration in the credit quality of our loan portfolio, it may contribute to the need for additional provisions for credit losses.
•ACL - The Company is required to record credit losses on certain financial assets in accordance with the CECL model stipulated under ASC 326, which is highly dependent upon expectations of future economic conditions and requires management judgment. Should expectations of future economic conditions deteriorate, the Company may be required to record additional provisions for credit losses.
•Impairment charges - If economic conditions deteriorate, it could adversely impact the Company’s operating results and the value of certain of our assets. As a result, the Company may be required to write-down the value of certain assets such as goodwill, intangible assets, or deferred tax assets when there is evidence to suggest their value has become impaired or will not be realizable at a future date.
•Accumulated other comprehensive income (loss) - Unrealized gains and losses on AFS investment securities are recognized in stockholders’ equity as accumulated other comprehensive income (loss). If economic conditions deteriorate, and/or if the interest rates continue to increase, the valuation of the Company’s AFS investment securities could be negatively impacted, which may lead to increases in other comprehensive loss, decreases to the Company’s stockholders’ equity.
•Deposits and deposit costs - Given the significant rate increases by the FOMC, it is likely that deposit costs will continue to increase and it may become more challenging for the Company to retain and attract deposit relationships.
•Liquidity - Consistent with our prudent, proactive approach to liquidity management, we may take certain actions to further enhance our liquidity, including but not limited to, increasing our FHLB borrowings, and increasing our brokered deposits.

The Company continues to focus on serving its customers and communities, maintaining the well-being of its employees, and executing its strategic initiatives. The Company continues to monitor the economic environment and will make changes as appropriate.

Results of Operations
Comparison of quarter ended March 31, 2023 to the comparable quarter in the prior year
Net income increased $700,000, or 3.5%, to $20.5 million, or $0.58 per diluted common share, for the three months ended March 31, 2023, compared to $19.8 million, or $0.56 per diluted common share, for the same period in 2022. Net interest income increased $12.9 million, or 27.5%, to $59.8 million for the three months ended March 31, 2023, compared to $46.9 million for the same period in 2022 due primarily to an increase in interest earned on interest earning assets following increases in market interest rates. This increase was partially offset by a $1.8 million provision for credit losses for the three months ended March 31, 2023, compared to a $3.6 million reversal of provision for credit losses for the three months ended March 31, 2022, and an increase in noninterest expense of $5.9 million for the three months ended March 31, 2023 compared to the same period in 2022. The Company’s efficiency ratio was 61.1% for the three months ended March 31, 2023 compared to 64.4% for the same period in 2022.

Average Balances, Yields and Rates Paid
The following table provides relevant net interest income information for the periods indicated:

	Three Months Ended March 31,
	2023			2022			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2)(3)	$4,039,395	$50,450	5.07%	$3,773,325	$41,025	4.41%	$266,070	$9,425	0.66%
Taxable securities	2,007,339	14,657	2.96	1,271,557	6,003	1.91	735,782	8,654	1.05
Nontaxable securities (3)	82,893	586	2.87	146,409	860	2.38	(63,516)	(274)	0.49
Interest earning deposits	83,376	972	4.73	1,503,287	706	0.19	(1,419,911)	266	4.54
Total interest earning assets	6,213,003	66,665	4.35%	6,694,578	48,594	2.94%	(481,575)	18,071	1.41%
Noninterest earning assets	848,956			740,209			108,747
Total assets	$7,061,959			$7,434,787			$(372,828)
Interest Bearing Liabilities:
Certificates of Deposit	$350,206	$1,224	1.42%	$336,353	$338	0.41%	$13,853	$886	1.01%
Savings accounts	601,166	142	0.10	646,684	87	0.05	(45,518)	55	0.05
Interest bearing demand and money market accounts	2,829,198	3,162	0.45	3,066,320	999	0.13	(237,122)	2,163	0.32
Total interest bearing deposits	3,780,570	4,528	0.49	4,049,357	1,424	0.14	(268,787)	3,104	0.35
Junior subordinated debentures	21,501	482	9.09	21,214	194	3.71	287	288	5.38
Securities sold under agreement to repurchase	43,202	47	0.44	50,017	32	0.26	(6,815)	15	0.18
FHLB advances and other borrowings	145,605	1,766	4.92	—	—	—	145,605	1,766	4.92
Total interest bearing liabilities	3,990,878	6,823	0.69%	4,120,588	1,650	0.16%	(129,710)	5,173	0.53%
Noninterest bearing demand deposits	2,068,688			2,359,451			(290,763)
Other noninterest bearing liabilities	189,893			108,663			81,230
Stockholders’ equity	812,500			846,085			(33,585)
Total liabilities and stock-holders’ equity	$7,061,959			$7,434,787			$(372,828)
Net interest income and spread		$59,842	3.66%		$46,944	2.78%		$12,898	0.88%
Net interest margin			3.91%			2.84%			1.07%
(1) Average balances are calculated using daily balances.
(2) Average loans receivable, net includes loans held for sale and loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable, net includes the amortization of net deferred loan fees of $752,000 and $3.5 million for the three months ended March 31, 2023 and 2022, respectively.
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
Market rates impact the results of the Company's net interest income, including the significant increases in the federal funds target rate by the Federal Reserve in response to inflation during 2022 and 2023. The following table provides the federal funds target rate history and changes from each period since December 31, 2021:

Change Date	Rate (%)	Rate Change (%)
December 31, 2021	0.00% - 0.25%	N/A
March 17, 2022	0.25% - 0.50%	0.25%
May 5, 2022	0.75% - 1.00%	0.50%
June 16, 2022	1.50% - 1.75%	0.75%
July 28, 2022	2.25% - 2.50%	0.75%
September 22, 2022	3.00% - 3.25%	0.75%
November 3, 2022	3.75% - 4.00%	0.75%
December 15, 2022	4.25% - 4.50%	0.50%
February 2, 2023	4.50% - 4.75%	0.25%
March 23, 2023	4.75% - 5.00%	0.25%
The following table provides the changes in net interest income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and interest rates allocated proportionately to the absolute value of changes due to volume and changes due to interest rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total	% Change
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$3,031	$6,394	$9,425	23.0%
Taxable securities	4,449	4,205	8,654	144.2
Nontaxable securities	(425)	151	(274)	(31.9)
Interest earning deposits	(1,271)	1,537	266	37.7
Total interest income	$5,784	$12,287	$18,071	37.2%
Interest Bearing Liabilities:
Certificates of deposit	$15	$871	$886	262.1%
Savings accounts	(6)	61	55	63.2
Interest bearing demand and money market accounts	(83)	2,246	2,163	216.5
Total interest bearing deposits	(74)	3,178	3,104	218.0
Junior subordinated debentures	3	285	288	148.5
Securities sold under agreement to repurchase	(4)	19	15	46.9
FHLB advances and other borrowings	1,766	—	1,766	100.0
Total interest expense	$1,691	$3,482	$5,173	313.5%
Net interest income	$4,093	$8,805	$12,898	27.5%
Comparison of quarter ended March 31, 2023 to the comparable quarter in the prior year
Net interest income increased $12.9 million, or 27.5% to $59.8 million due to an increase in total interest income offset partially by a decrease in total interest expense.
Total interest income increased $18.1 million, or 37.2%, to $66.7 million for the three months ended March 31, 2023 compared to $48.6 million for the three months ended March 31, 2022. The increase in total interest income was primarily due to an increase in yields earned on interest earning assets following increases in market interest rates, and secondarily due to an increase in average balances of loans and taxable securities, offset partially by a $3.1 million decrease in interest earned on loans receivable, net resulting from a decrease in interest and deferred SBA PPP loan fees recognized.

The following table presents the loan yield and the impacts of SBA PPP loans and the incremental accretion on acquired loans on this financial measure for the periods presented below:

	Three Months Ended
	March 31, 2023	March 31, 2022
Loan yield (GAAP)	5.07%	4.41%
Exclude impact from SBA PPP loans	(0.01)	(0.21)
Exclude impact from incremental accretion on acquired loans	(0.02)	(0.06)
Loan yield, excluding SBA PPP loans and incremental accretion on acquired loans (non-GAAP) (1)	5.04%	4.14%
(1) For additional information, see the "Reconciliations of Non-GAAP Measures" section below.
There was no impact to loan yield from recoveries of interest and fees on loans classified as nonaccrual during the three months ended March 31, 2023 compared to 11 basis points during the same period in 2022.
Total interest expense increased $5.2 million or 313.5% to $6.8 million during the three months ended March 31, 2023 compared $1.7 million for the same period in 2022 due primarily to increased costs of interest bearing deposits due to competitive rate pressures as well as the addition of borrowing costs.
Net interest margin increased 107 basis points to 3.91% for the three months ended March 31, 2023 compared to 2.84% for the same period in 2022.The increase in the net interest margin was due to a shift into higher yielding interest earning assets as well as higher average yields on all interest earning assets following increases in market interest rates offset partially by an increase in cost of interest bearing liabilities.

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
Comparison of quarter ended March 31, 2023 to the comparable quarter in the prior year
The following table presents the provision for (reversal of) credit losses for the periods indicated:

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(Dollars in thousands)
Provision for (reversal of) credit losses on loans	$1,713	$(2,522)	$4,235	167.9%
Provision for (reversal of) credit losses on unfunded commitments	112	(1,055)	1,167	110.6
Provision for (reversal of) credit losses	$1,825	$(3,577)	$5,402	151.0%
The provision for credit losses on loans reflects the amount required to maintain the allowance for credit losses on loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. The provision for credit losses on loans recognized during the three months ended March 31, 2023 was due primarily to an increase in loans receivable as well as a change in mix of loans. Future assessments of the expected credit losses will not only be impacted by changes in the composition of and amount of loans and to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period. The provision for credit losses on unfunded commitments increased due primarily to an increase in unfunded commitment balances.
The reversal of provision for credit losses recognized during the three months ended March 31, 2022 was due primarily to a reduction of loans individually evaluated for losses and their related ACL as well as changes in the loan mix and continued improvement in forecasted economic indicators used to calculate credit losses as compared to the forecast at December 31, 2021.

Noninterest Income Overview
Comparison of quarter ended March 31, 2023 to the comparable quarter in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(Dollars in thousands)
Service charges and other fees	$2,624	$2,474	$150	6.1%
Card revenue	2,000	2,263	(263)	(11.6)
Gain (loss) on sale of investment securities, net	(286)	—	(286)	100.0
Gain on sale of loans, net	49	241	(192)	(79.7)
Interest rate swap fees	53	279	(226)	(81.0)
Bank owned life insurance income	709	1,695	(986)	(58.2)
Gain on sale of other assets, net	2	204	(202)	(99.0)
Other income	3,107	1,382	1,725	124.8
Total noninterest income	$8,258	$8,538	$(280)	(3.3)%
Noninterest income decreased during the three months ended March 31, 2023 compared to the same period in 2022 due to a decline in card revenue, interest rate swap fees and gain on sale of loans as well as a decline in bank owned life insurance income due to a death benefit recognized during the three months ended March 31, 2022. These declines were offset partially by an increase in other income which included the gain on sale of Visa Inc. Class B common stock of $1.6 million and an increase in service charges and other fees.

Noninterest Expense Overview
Comparison of quarter ended March 31, 2023 to the comparable quarter in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(Dollars in thousands)
Compensation and employee benefits	$25,536	$21,252	$4,284	20.2%
Occupancy and equipment	4,892	4,331	561	13.0
Data processing	4,342	4,061	281	6.9
Marketing	402	266	136	51.1
Professional services	628	699	(71)	(10.2)
State/municipal business and use tax	1,008	796	212	26.6
Federal deposit insurance premium	850	600	250	41.7
Amortization of intangible assets	623	704	(81)	(11.5)
Other expense	3,324	3,011	313	10.4
Total noninterest expense	$41,605	$35,720	$5,885	16.5%
Noninterest expense increased during the three months ended March 31, 2023 compared to the same period in 2022 due primarily to an increase in compensation and employee benefits resulting from an increase in the number of full-time equivalent employees including the addition of commercial and relationship banking teams in 2022 and an increase in salaries and wages due to upward market pressure. Occupancy and equipment expense increased due to the expansion into Eugene, Oregon and Boise, Idaho as well as an increase in maintenance costs related to winter weather conditions. Data processing costs increased due primarily to the expansion of digital services including the addition of the ability to open accounts online. The federal deposit insurance premium increased due to an increase in assessment rates effective January 1, 2023.

Income Tax Expense Overview
Comparison of quarter ended March 31, 2023 to the comparable quarter in the prior year
The following table presents the income tax expense, related metrics and their changes for the periods indicated:

	Three Months Ended March 31,		Change
	2023	2022	$	%
	(Dollars in thousands)
Income before income taxes	$24,670	$23,339	$1,331	5.7%
Income tax expense	$4,213	$3,582	$631	17.6%
Effective income tax rate	17.1%	15.3%	1.8%	11.8%
Income tax expense increased compared to the same period in 2022 primarily due to higher estimated pre-tax income in 2023 than in 2022.

Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition at the periods indicated:

	March 31, 2023	December 31, 2022	$ Change	% Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$301,481	$103,590	$197,891	191.0%
Investment securities available for sale, at fair value, net	1,318,072	1,331,443	(13,371)	(1.0)
Investment securities held to maturity, at amortized cost, net	760,163	766,396	(6,233)	(0.8)
Loans receivable, net	4,083,003	4,007,872	75,131	1.9
Premises and equipment, net	80,094	76,930	3,164	4.1
Federal Home Loan Bank stock, at cost	23,697	8,916	14,781	165.8
Bank owned life insurance	122,767	122,059	708	0.6
Accrued interest receivable	18,548	18,547	1	—
Prepaid expenses and other assets	281,438	296,181	(14,743)	(5.0)
Other intangible assets, net	6,604	7,227	(623)	(8.6)
Goodwill	240,939	240,939	—	—
Total assets	$7,236,806	$6,980,100	$256,706	3.7%

Liabilities and Stockholders' Equity
Deposits	$5,771,787	$5,907,420	$(135,633)	(2.3)%
Deposits held for sale	17,235	17,420	(185)	(1.1)
Total deposits	5,789,022	5,924,840	(135,818)	(2.3)
Federal Home Loan Bank advances	383,100	—	383,100	100.0
Junior subordinated debentures	21,546	21,473	73	0.3
Securities sold under agreement to repurchase	39,161	46,597	(7,436)	(16.0)
Accrued expenses and other liabilities	177,895	189,297	(11,402)	(6.0)
Total liabilities	6,410,724	6,182,207	228,517	3.7
Common stock	550,869	552,397	(1,528)	(0.3)
Retained earnings	358,010	345,346	12,664	3.7
Accumulated other comprehensive (loss) income, net	(82,797)	(99,850)	17,053	17.1
Total stockholders' equity	826,082	797,893	28,189	3.5
Total liabilities and stockholders' equity	$7,236,806	$6,980,100	$256,706	3.7%
Total assets increased due primarily to an increase in cash and cash equivalents and an increase in loans receivable, net due to loan growth. Total liabilities and stockholders' equity increased due primarily to an increase in borrowings offset partially by a decrease in deposits.

Investment Activities Overview
Our investment policy is established by the Company's Board of Directors and monitored by the Risk Committee of the Board of Directors. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complements the Company's lending activities. The policy permits investment in various types of liquid assets permissible under applicable regulations. Investments in non-investment grade bonds and stripped mortgage-backed securities are not permitted under the policy.
The following table provides information regarding our investment securities at the dates indicated:

	March 31, 2023		December 31, 2022		Change
	Balance	% of Total	Balance	% of Total	$	%
	(Dollars in thousands)
Investment securities available for sale, at fair value:
U.S. government and agency securities	$64,550	3.1%	$63,859	3.0%	$691	1.1%
Municipal securities	132,497	6.4	153,026	7.3	(20,529)	(13.4)
Residential CMO and MBS(1)	433,712	20.9	424,386	20.2	9,326	2.2
Commercial CMO and MBS(1)	663,497	31.8	664,421	31.8	(924)	(0.1)
Corporate obligations	3,817	0.2	3,834	0.2	(17)	(0.4)
Other asset-backed securities	19,999	1.0	21,917	1.0	(1,918)	(8.8)
Total	$1,318,072	63.4%	$1,331,443	63.5%	$(13,371)	(1.0)%

Investment securities held to maturity, at amortized cost:
U.S. government and agency securities	$150,969	7.3%	$150,936	7.2%	$33	—%
Residential CMO and MBS(1)	285,337	13.7	290,318	13.8	(4,981)	(1.7)
Commercial CMO and MBS(1)	323,857	15.6	325,142	15.5	(1,285)	(0.4)
Total	$760,163	36.6%	$766,396	36.5%	$(6,233)	(0.8)%

Total investment securities	$2,078,235	100.0%	$2,097,839	100.0%	$(19,604)	(0.9)%
(1) U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations.
Total investment securities decreased $19.6 million, or 0.9%, to $2.08 billion at March 31, 2023 from $2.10 billion at December 31, 2022 due primarily to maturities and prepayments of $32.9 million and sales of $22.7 million, partially offset by purchases of $15.0 million. In addition, net unrealized and unrecognized losses on investment securities declined by $39.1 million due primarily to improvement in fair market values of investment securities available for sale and held to maturity since December 31, 2022.

Loan Portfolio Overview
Changes by loan type
The Company originates a wide variety of loans with a focus on commercial business loans. In addition to originating loans, the Company may also acquire loans through pool purchases, participation purchases and syndicated loan purchases. The following table provides information about our loan portfolio by type of loan at the dates indicated:

	March 31, 2023		December 31, 2022		Change
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	$	%
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$684,998	16.6%	$692,100	17.1%	$(7,102)	(1.0)%
SBA PPP	900	—	1,468	—	(568)	(38.7)
Owner-occupied CRE	949,064	23.0	937,040	23.1	12,024	1.3
Non-owner occupied CRE	1,601,789	38.8	1,586,632	39.2	15,157	1.0
Total commercial business	3,236,751	78.4	3,217,240	79.4	19,511	0.6
Residential real estate	363,777	8.8	343,631	8.5	20,146	5.9

	March 31, 2023		December 31, 2022		Change
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	$	%
	(Dollars in thousands)
Real estate construction and land development:
Residential	72,926	1.8	80,074	2.0	(7,148)	(8.9)
Commercial and multifamily	270,547	6.6	214,038	5.3	56,509	26.4
Total real estate construction and land development	343,473	8.4	294,112	7.3	49,361	16.8
Consumer	183,471	4.4	195,875	4.8	(12,404)	(6.3)
Total	$4,127,472	100.0%	$4,050,858	100.0%	$76,614	1.9%
Loans receivable increased $76.6 million, or 1.9% (7.7% annualized), at March 31, 2023. New loans funded in the during the three months ended March 31, 2023 and during the three months ended December 31, 2022 were $138.1 million and $203.1 million, respectively. The fourth quarter of 2022 included purchased residential real estate loans of $40.5 million. Loan repayments decreased during the three months ended March 31, 2023 to $60.8 million, compared to $147.0 million during the three months ended December 31, 2022, exclusive of SBA PPP loan repayments, net deferred fees, and net acquired discounts. The largest increase in the loan portfolio occurred in the commercial and multifamily construction loans, which increased by $56.5 million or 26.4% due to new loan originations and advances on outstanding loans during the three months ended March 31, 2023. Total new commitments for commercial and multifamily construction loans were $76.3 million during the three months ended March 31, 2023.
Total owner-occupied CRE loans and non-owner occupied CRE loans were $2.5 billion at March 31, 2023. Office loans were the largest segment of owner-occupied and non-owner occupied CRE loans at $582.5 million or 22.8%. The average loan balance was $1.1 million. Of this total, $277.7 million or 47.7% were owner-occupied CRE properties. Owner-occupied CRE loans have a lower risk profile as there is less tenant rollover risk and generally have guarantees from the company occupying the space as well as the owners of the company.
Loans classified as nonaccrual and performing modified loans and nonperforming assets
The following table provides information about our nonaccrual loans, performing modified loans and nonperforming assets for the dates indicated:

	March 31, 2023	December 31, 2022	Change	% Change
	(Dollars in thousands)
Nonaccrual loans: (1)
Commercial business	$4,815	$5,869	$(1,054)	(18.0)%
Real estate construction and land development	—	37	(37)	(100.0)
Total nonaccrual loans	4,815	5,906	(1,091)	(18.5)
Other real estate owned	—	—	—	n/a
Total nonperforming assets	$4,815	$5,906	$(1,091)	(18.5)%

Accruing loans past due 90 days or more	$2,344	$1,615	$729	45.1%

Credit quality ratios:
Nonaccrual loans to loans receivable	0.12%	0.15%	(0.03)%	(20.0)%
Nonaccrual loans to total assets	0.07	0.08	(0.01)	(12.5)

Modified loans: (2)
Commercial business	$3,035
Consumer	25
Total performing modified loans	$3,060
(1) At March 31, 2023 and December 31, 2022, $1.5 million and $1.5 million of nonaccrual loans, respectively, were guaranteed by government agencies.
2) The Company adopted ASU 2022-02 on a prospective basis January 1, 2023.

The following table provides the changes in nonaccrual loans during the three months ended March 31, 2023:

(In thousands)
Balance, beginning of period	$5,906
Additions	468
Net principal payments, sales and transfers to accruing status	(909)
Payoffs	(650)
Charge-offs	—
Balance, end of period	$4,815
Nonaccrual loans decreased $1.1 million, or 18.5%, due primarily to ongoing collection efforts.

Allowance for Credit Losses on Loans Overview
The following table provides information regarding our ACL on loans for the periods indicated:

	At or For the Three Months Ended March 31,		Change
	2023	2022	$	%
	(Dollars in thousands)
ACL on loans at the end of period	$44,469	$40,333	$4,136	10.3%

Credit quality ratios:
ACL on loans to loans receivable	1.08%	1.06%	0.02	1.9
ACL on loans to nonaccrual loans	923.55	244.04	679.51	278.4

Net (charge-offs) recoveries	$(230)	$494	$(724)	(146.6)
Average loans receivable, net during the period (1)	4,039,395	3,773,325	266,070	7.1
Net charge-offs (recoveries) on loans to average loans receivable, net(2)	0.02%	(0.05)%	0.07%	140.0%
(1) Average loan receivable, net includes loans held for sale.
(2) Annualized.
The ACL on loans increased during the three months ended March 31, 2023 due primarily to an increase in loans receivable, net as well as a change in mix of loans.
The following table presents the ACL on loans by loan portfolio segment at the indicated dates:

	March 31, 2023			December 31, 2022
	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans
	(Dollars in thousands)
Commercial business	$29,937	0.92%	78.4%	$30,718	0.95%	79.4%
Residential real estate	2,902	0.80%	8.8	2,872	0.84	8.5
Real estate construction and land development	8,985	2.62%	8.4	7,063	2.40	7.3
Consumer	2,645	1.44%	4.4	2,333	1.19	4.8
Total ACL on loans	$44,469	1.08%	100.0%	$42,986	1.06%	100.0%

Deposits Overview
The following table summarizes the Company's deposits at the dates indicated:

	March 31, 2023		December 31, 2022		Change
	Balance (1)	% of Total Deposits	Balance	% of Total Deposits	$	%
	(Dollars in thousands)
Noninterest demand deposits	$1,982,909	34.3%	$2,099,464	35.5%	$(116,555)	(5.6)%
Interest bearing demand deposits	1,675,393	28.9	1,830,727	30.9	(155,334)	(8.5)
Money market accounts	1,155,559	20.0	1,063,243	17.9	92,316	8.7
Savings accounts	578,807	10.0	623,833	10.5	(45,026)	(7.2)
Total non-maturity deposits	5,392,668	93.2	5,617,267	94.8	(224,599)	(4.0)
Certificates of deposit	396,354	6.8	307,573	5.2	88,781	28.9
Total deposits	$5,789,022	100.0%	$5,924,840	100.0%	$(135,818)	(2.3)%
(1) Deposit balances include deposits held for sale of $17.2 million and $17.4 million at March 31, 2023 and December 31, 2022, respectively.
Total deposits decreased $135.8 million, or 2.3%, at March 31, 2023 from December 31, 2022. The decrease was due to competitive pricing pressures and customers moving excess funds to alternative higher yielding investments as well as general declines in individual customer balances. Money market accounts increased due to an increase in public deposits. Certificate of deposit balances increased mostly due to the addition of $52 million in brokered deposits.
The Bank entered into a purchase and sale agreement with a third party to sell and transfer certain assets, deposits and other liabilities of its branch in Ellensburg during the three months ended September 30, 2022. As a result of entering into this purchase and sale agreement, approximately $17.2 million and $17.4 million in deposits were classified as held for sale as of March 31, 2023 and December 31, 2022, respectively. The sale is expected to be completed during the three months ended June 30, 2023; however, the completion of this sale depends on many factors including regulatory approval.

Federal Home Loan Bank Advances and Other Borrowings
The Federal Home Loan Bank (FHLB) functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At March 31, 2023, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $1.2 billion with $383.1 million in advances outstanding. All FHLB borrowings at March 31, 2023 were overnight advances. At December 31, 2022, the Bank had no FHLB advances outstanding. Advances from the FHLB may be collateralized by FHLB stock owned by the Bank, deposits at the FHLB, certain commercial and residential real estate loans, investment securities or other assets.
The Bank maintains a credit facility with the Federal Reserve Bank through both the Discount Window and Bank Term Funding Program with available borrowing capacity of $640.6 million as of March 31, 2023. There were no borrowings outstanding as of March 31, 2023 and December 31, 2022. Any advances on the credit facility would be secured by either investment securities or certain types of the Bank's loans receivable.
The Company utilizes securities sold under agreement to repurchase with one day maturities as a supplement to funding sources. Securities sold under agreement to repurchase are secured by pledged investment securities. Under the securities sold under agreement to repurchase, the Company is required to maintain an aggregate market value of securities pledged greater than the balance of the securities sold under agreement to repurchase. At March 31, 2023 and December 31, 2022, we had repurchase agreements of $39.2 million and $46.6 million, respectively.
In addition to funds obtained in the ordinary course of business, the Company assumed trust preferred securities and junior subordinated debentures as part of the acquisition of Washington Banking Company. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital at March 31, 2023. The junior subordinated debentures outstanding as of March 31, 2023 and December 31, 2022 were $21.5 million, net of unaccreted discount.

The Bank maintains available unsecured federal funds lines with five correspondent banks totaling $215.0 million, with no outstanding borrowings at March 31, 2023.

Stockholders' Equity Overview
The Company’s stockholders' equity to assets ratio was 11.4% at both March 31, 2023 and December 31, 2022. Total stockholders' equity increased $28.2 million, or 3.5%, to $826.1 million at March 31, 2023 from $797.9 million at December 31, 2022. The increase was due primarily to $20.5 million in net income recognized and a decrease of $17.1 million in accumulated other comprehensive loss as a result of improved fair market values of available for sale investment securities, offset partially by

$7.8 million in cash dividends declared and $2.6 million for the repurchase of the Company's common stock during the three months ended March 31, 2023.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On April 19, 2023, the Company’s board of directors declared a regular quarterly dividend of $0.22 per common share payable on May 18, 2023 to shareholders of record on May 4, 2023.

Regulatory Requirements Overview
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the unaudited Condensed Consolidated Financial Statements. Additionally, the Company and the Bank are required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. Management believes that as of March 31, 2023, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of March 31, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories. The following table presents the actual capital ratios of the Company and the Bank at the periods indicated:

	Company		Bank
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Common equity Tier 1 capital ratio	12.9%	12.8%	13.0%	12.9%
Leverage ratio	9.9	9.7	9.7	9.4
Tier 1 capital ratio	13.3	13.2	13.0	12.9
Total capital ratio	14.1	14.0	13.9	13.7
Capital conservation buffer	6.1	6.0	5.9	5.7
As of both March 31, 2023 and December 31, 2022, the capital measures reflect the revised CECL capital transition provisions adopted by the Federal Reserve and the FDIC that allowed the Bank the option to delay for two years until December 31, 2021 an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period.

Liquidity and Capital Resources
We maintain sufficient cash and cash equivalents and investment securities to meet short-term liquidity needs and actively monitor our long-term liquidity position to ensure the availability of capital resources for contractual obligations, strategic loan growth objectives and to fund operations. Our funding strategy has been to acquire non-maturity deposits from our retail accounts, acquire noninterest bearing demand deposits from our commercial customers and use our borrowing availability to fund growth in assets. Our liquidity policy permits the purchase of brokered deposits in an amount not to exceed 15% of the Bank's total deposits as a secondary source for funding.
At March 31, 2023, we had $52.3 million in brokered deposits, which constituted 0.90% of total deposits. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition so we adhere to internal management targets assigned to the loan to deposit ratio, liquidity ratio, net short-term non-core funding ratio and non-core liabilities to total assets ratio to ensure an appropriate liquidity position. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

The following table summarizes the Company's available liquidity as of the date indicated:

	March 31, 2023
	Total Available	Amount Used	Net Availability
	(Dollars in thousands)
Internal Sources
Cash and cash equivalents	$301,481	$—	$301,481
Unencumbered investment securities available for sale(1)	1,116,013	—	1,116,013
External Sources			—
Federal Home Loan Bank (FHLB) borrowing availability(2)	1,197,964	383,100	814,864
Federal Reserve Bank (FRB) borrowing availability(3)	640,635	—	640,635
Fed funds line borrowing availability with correspondent banks	215,000	—	215,000
Total liquidity	$3,471,093	$383,100	$3,087,993
(1) Investment securities available for sale at fair value.
(2) Includes FHLB borrowing availability of $1.20 billion at March 31, 2023 based on pledged assets, however, maximum credit capacity is 45% of the Bank's total assets one quarter in arrears or $3.10 billion.
(3) Includes the Discount Window and Bank Term Funding Program
Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our capital resources since the information disclosed in our 2022 Annual Form 10-K. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

Critical Accounting Estimates
Our critical accounting estimates are described in detail in the "Critical Accounting Estimates" section within Item 7 of our 2022 Annual Form the Form 10-K. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting estimates include estimates of the ACL on loans, the ACL on unfunded commitments and goodwill. There have been no material changes in these estimates during the three months ended March 31, 2023.

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

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Loan yield, excluding SBA PPP Loans and Incremental Accretion on Acquired Loans, annualized:
Interest and fees on loans (GAAP)	$50,450	$41,025
Exclude interest and fees on SBA PPP loans	(26)	(3,081)

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Exclude incremental accretion on acquired loans	(253)	(584)
Adjusted interest and fees on loans (non-GAAP)	$50,171	$37,360

Average loans receivable, net (GAAP)	$4,039,395	$3,773,325
Exclude average SBA PPP loans	(1,071)	(109,594)
Adjusted average loans receivable, net (non-GAAP)	$4,038,324	$3,663,731

Loan yield, annualized (GAAP)	5.07%	4.41%
Loan yield, excluding SBA PPP loans and incremental accretion on acquired loans, annualized (non-GAAP)	5.04%	4.14%

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Net interest income simulation
An income simulation model is the primary tool we use to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Modeling the sensitivity of net interest income is highly dependent on numerous assumptions incorporated into the modeling process. Key assumptions in the model include prepayment speeds on loans and investment securities, repricing betas on non-maturity deposits, and pricing on investment securities, loans, and borrowings. In order to measure the interest rate risk sensitivity, this simulation model uses a “no balance sheet growth” assumption and assumes an instantaneous and sustained uniform change in market interest rates at all maturities. These assumptions are inherently uncertain and, as a result, the net interest income projections should be viewed as an estimate of the net interest income sensitivity at the time of the analysis. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.
Based on the results of the simulation model, the following table presents the change in our net interest income as a result of parallel rate shock scenarios for the presented periods after the dates shown:

	March 31, 2023		December 31, 2022
	Amount	% Change in Net Interest Income	Amount	% Change in Net Interest Income
	(Dollars in thousands)
Modeled increase in market interest rates of 100 basis points
Increase in net interest income in Year 1	$2,198	0.9%	$5,113	2.0%
Increase in net interest income in Year 2	7,871	3.1	11,147	4.1
Modeled increase in market interest rates of 200 basis points
Increase in net interest income in Year 1	2,412	1.0	8,181	3.2
Increase in net interest income in Year 2	13,218	5.2	19,889	7.3

	March 31, 2023		December 31, 2022
	Amount	% Change in Net Interest Income	Amount	% Change in Net Interest Income
	(Dollars in thousands)
Modeled decrease in market interest rates of 100 basis points
Decrease in net interest income in Year 1	(2,011)	(0.8)	(5,433)	(2.1)
Decrease in net interest income in Year 2	(6,425)	(2.5)	(10,534)	(3.9)
Modeled decrease in market interest rates of 200 basis points
Decrease in net interest income in Year 1	(7,879)	(3.3)	(16,840)	(6.6)
Decrease in net interest income in Year 2	$(19,686)	(7.7)%	$(29,942)	(11.0)%
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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2023 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
Neither the Company nor the Bank is a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in Item 1A of the Company’s 2022 Annual Form 10-K.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.

(c) Repurchase Plans
The following table provides information about repurchases of common stock by the Company during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2023—January 31, 2023	—	$—	9,986,863	638,214
February 1, 2023— February 28, 2023	40	28.28	9,986,863	638,214
March 1, 2023—March 31, 2023	115,039	22.83	10,075,218	549,859
Total	115,079	$22.83
(1)Of the common shares repurchased by the Company between January 1, 2023 and March 31, 2023, a total of 26,724 shares represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units and were not repurchased pursuant to the publicly announced stock repurchase program.
(2)On March 12, 2020 the Company's Board of Directors announced the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares, under the twelfth stock repurchase plan. The repurchase program does not have a set expiration date and will expire upon repurchase of the full amount of authorized shares, unless terminated sooner by the board of directors. The repurchase program may be suspended or discontinued at any time by the Company’s board of directors.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.    OTHER INFORMATION
None

ITEM 6.     EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION
Date:
May 4, 2023	/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer
Date:
May 4, 2023	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer