Form 10-Q
period 2023-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2023-08-04
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023 or

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
As of July 25, 2023, there were 35,047,800 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2023

GLOSSARY OF ACRONYMS, ABBREVIATIONS, AND TERMS

The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q. As used throughout this report, the terms “we”, “our”, or “us” refer to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

2022 Annual Form 10-K	Company's Annual Report on Form 10-K for the year ended December 31, 2022
ACL	Allowance for credit losses
AOCI	Accumulated other comprehensive income (loss), net
ASU	Accounting Standards Update
Bank	Heritage Bank
BTFP	Bank Term Funding Program
CECL	Current Expected Credit Loss
CMO	Collateralized Mortgage Obligations
Company	Heritage Financial Corporation
CRE	Commercial real estate
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank of San Francisco
FHLB	Federal Home Loan Bank of Des Moines
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offering Rate
LIHTC	Low-Income Housing Tax Credit
MBS	Mortgage-backed securities
PPP	Paycheck Protection Program
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SM	Special Mention
SS	Substandard
TDR	Troubled debt restructured

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
•potential adverse impacts to economic conditions nationally or in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia’s invasion of Ukraine, as well as supply chain disruptions;
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
•higher inflation and the current and future monetary policies of the Federal Reserve in response thereto;
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
•the impact of bank failures or adverse developments at other banks and the related negative press about the banking industry in general on investor and depositor sentiment;
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business;
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•other risks detailed from time to time in our reports filed with or furnished to the SEC including our 2022 Annual Form 10-K.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(In thousands, except shares)

	June 30, 2023	December 31, 2022
ASSETS
Cash on hand and in banks	$73,464	$74,295
Interest earning deposits	34,914	29,295
Cash and cash equivalents	108,378	103,590
Investment securities available for sale, at fair value, net (amortized cost of $1,402,144 and $1,460,033, respectively)	1,276,550	1,331,443
Investment securities held to maturity, at amortized cost, net (fair value of $664,810 and $673,434, respectively)	754,276	766,396
Total investment securities	2,030,826	2,097,839
Loans held for sale	752	—
Loans receivable	4,251,344	4,050,858
Allowance for credit losses on loans	(46,408)	(42,986)
Loans receivable, net	4,204,936	4,007,872
Premises and equipment, net	79,401	76,930
Federal Home Loan Bank stock, at cost	8,373	8,916
Bank owned life insurance	122,905	122,059
Accrued interest receivable	18,969	18,547
Prepaid expenses and other assets	293,950	296,181
Other intangible assets, net	5,981	7,227
Goodwill	240,939	240,939
Total assets	$7,115,410	$6,980,100
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$5,579,657	$5,907,420
Deposits held for sale	15,886	17,420
Total deposits	5,595,543	5,924,840
Borrowings	450,000	—
Junior subordinated debentures	21,619	21,473
Securities sold under agreement to repurchase	38,215	46,597
Accrued expenses and other liabilities	190,300	189,297
Total liabilities	6,295,677	6,182,207
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 35,047,800 and 35,106,697 shares issued and outstanding, respectively	550,103	552,397
Retained earnings	367,085	345,346
Accumulated other comprehensive loss, net	(97,455)	(99,850)
Total stockholders’ equity	819,733	797,893
Total liabilities and stockholders’ equity	$7,115,410	$6,980,100

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
INTEREST INCOME:
Interest and fees on loans	$53,623	$40,890	$104,073	$81,915
Taxable interest on investment securities	14,774	7,607	29,431	13,610
Nontaxable interest on investment securities	520	893	1,106	1,753
Interest on interest earning deposits	1,154	2,342	2,126	3,048
Total interest income	70,071	51,732	136,736	100,326
INTEREST EXPENSE:
Deposits	8,607	1,413	13,135	2,837
Junior subordinated debentures	499	239	981	433
Securities sold under agreement to repurchase	63	32	110	64
Borrowings	5,078	—	6,844	—
Total interest expense	14,247	1,684	21,070	3,334
Net interest income	55,824	50,048	115,666	96,992
Provision for (reversal of) credit losses	1,909	(1,204)	3,734	(4,781)
Net interest income after provision for (reversal of) credit losses	53,915	51,252	111,932	101,773
NONINTEREST INCOME:
Service charges and other fees	2,682	2,577	5,306	5,051
Card revenue	2,123	2,146	4,123	4,409
Loss on sale of investment securities, net	—	—	(286)	—
Gain on sale of loans, net	101	219	150	460
Interest rate swap fees	115	26	168	305
Bank owned life insurance income	837	764	1,546	2,459
Gain on sale of other assets, net	—	—	2	204
Other income	1,423	1,284	4,530	2,666
Total noninterest income	7,281	7,016	15,539	15,554
NONINTEREST EXPENSE:
Compensation and employee benefits	24,781	21,778	50,317	43,030
Occupancy and equipment	4,666	4,171	9,558	8,502
Data processing	4,500	4,185	8,842	8,246
Marketing	441	344	843	610
Professional services	751	529	1,379	1,228
State/municipal business and use taxes	1,054	867	2,062	1,663
Federal deposit insurance premium	797	425	1,647	1,025
Amortization of intangible assets	623	704	1,246	1,408
Other expense	3,712	2,704	7,036	5,715
Total noninterest expense	41,325	35,707	82,930	71,427
Income before income taxes	19,871	22,561	44,541	45,900
Income tax expense	3,025	3,977	7,238	7,559
Net income	$16,846	$18,584	$37,303	$38,341
Basic earnings per share	$0.48	$0.53	$1.06	$1.09
Diluted earnings per share	$0.48	$0.52	$1.06	$1.08
Dividends declared per share	$0.22	$0.21	$0.44	$0.42
Average number of basic shares outstanding	35,058,155	35,110,334	35,083,133	35,102,572
Average number of diluted shares outstanding	35,126,590	35,409,524	35,348,268	35,412,722
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$16,846	$18,584	$37,303	$38,341
Change in fair value of investment securities available for sale, net of tax of $(4,102), $(7,638), $415 and $(19,751), respectively	(14,595)	(27,397)	2,295	(70,879)
Amortization of net unrealized gain for the reclassification of investment securities available for sale to held to maturity, net of tax of $(18), $(44), $(34) and $(83), respectively	(63)	(158)	(123)	(300)
Reclassification adjustment for net loss from sale of investment securities available for sale included in income, net of tax of $0, $0, $63 and $0, respectively	—	—	223	—
Other comprehensive (loss) income	(14,658)	(27,555)	2,395	(71,179)
Comprehensive income (loss)	$2,188	$(8,971)	$39,698	$(32,838)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(In thousands, except shares and per share amounts)

	Three Months Ended June 30, 2023
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at March 31, 2023	35,108,120	$550,869	$358,010	$(82,797)	$826,082
Restricted stock units vested	38,138	—	—	—	—
Stock-based compensation expense	—	985	—	—	985
Common stock repurchased	(98,458)	(1,751)	—	—	(1,751)
Net income	—	—	16,846	—	16,846
Other comprehensive loss, net of tax	—	—	—	(14,658)	(14,658)
Cash dividends declared on common stock ($0.22 per share)	—	—	(7,771)	—	(7,771)
Balance at June 30, 2023	35,047,800	$550,103	$367,085	$(97,455)	$819,733

	Six Months Ended June 30, 2023
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2022	35,106,697	$552,397	$345,346	$(99,850)	$797,893
Restricted stock units vested	154,640	—	—	—	—
Stock-based compensation expense	—	2,084	—	—	2,084
Common stock repurchased	(213,537)	(4,378)	—	—	(4,378)
Net income	—	—	37,303	—	37,303
Other comprehensive income, net of tax	—	—	—	2,395	2,395
Cash dividends declared on common stock (0.44 per share)	—	—	(15,564)	—	(15,564)
Balance at June 30, 2023	35,047,800	$550,103	$367,085	$(97,455)	$819,733

	Three Months Ended June 30, 2022
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at March 31, 2022	35,102,372	$550,096	$305,581	$(34,228)	$821,449
Restricted stock units vested	22,737	—	—	—	—
Stock-based compensation expense	—	843	—	—	843
Common stock repurchased	(21,180)	(522)	—	—	(522)
Net income			18,584		18,584
Other comprehensive loss, net of tax	—	—	—	(27,555)	(27,555)
Cash dividends declared on common stock ($0.21 per share)	—	—	(7,433)	—	(7,433)
Balance at June 30, 2022	35,103,929	$550,417	$316,732	$(61,783)	$805,366

	Six Months Ended June 30, 2022
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2021	35,105,779	$551,798	$293,238	$9,396	$854,432
Restricted stock units vested	124,420	—	—	—	—
Stock-based compensation expense	—	1,793	—	—	1,793
Common stock repurchased	(126,270)	(3,174)	—	—	(3,174)
Net income	—	—	38,341	—	38,341
Other comprehensive loss, net of tax	—	—	—	(71,179)	(71,179)
Cash dividends declared on common stock ($0.42 per share)	—	—	(14,847)	—	(14,847)
Balance at June 30, 2022	35,103,929	$550,417	$316,732	$(61,783)	$805,366

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In thousands)

	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$37,303	$38,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,737	(1,654)
Provision for (reversal of) credit losses	3,734	(4,781)
Stock-based compensation expense	2,084	1,793
Amortization of intangible assets	1,246	1,408
Origination of mortgage loans held for sale	(6,511)	(12,396)
Proceeds from sale of mortgage loans held for sale	5,909	13,021
Bank owned life insurance income	(1,546)	(2,459)
Valuation adjustment on interest rate swaps	—	(64)
Gain on sale of mortgage loans held for sale, net	(150)	(460)
Loss on sale of investment securities available for sale, net	286	—
Gain on sale of assets held for sale	—	(204)
Other	3,371	1,360
Net cash provided by operating activities	47,463	33,905
Cash flows from investing activities:
Loan originations and purchases, net of payments	(198,937)	(51,198)
Maturities and repayments of investment securities available for sale	49,733	86,678
Maturities and repayments of investment securities held to maturity	11,673	11,767
Purchase of investment securities available for sale	(14,994)	(472,361)
Purchase of investment securities held to maturity	—	(244,911)
Purchase of premises and equipment	(5,477)	(1,191)
Purchase of bank owned life insurance	—	(105)
Purchases of Federal Home Loan Bank stock	(44,192)	(985)
Proceeds from sales of investment securities available for sale	22,688	—
Proceeds from redemption of Federal Home Loan Bank stock	44,735	2
Proceeds from sales of assets held for sale	—	1,173
Proceeds from sales of premises and equipment	2	—
Capital contributions to low-income housing tax credit partnerships	(419)	(978)
Net cash used by investing activities	(135,188)	(672,109)
Cash flows from financing activities:
Net decrease in deposits	(329,297)	(64,100)
Proceeds from borrowings	1,754,800	50
Repayment of borrowings	(1,304,800)	(50)
Common stock cash dividends paid	(15,430)	(14,747)
Net decrease in securities sold under agreement to repurchase	(8,382)	(9,012)
Repurchase of common stock	(4,378)	(3,174)
Net cash provided (used) by financing activities	92,513	(91,033)
Net increase (decrease) in cash and cash equivalents	4,788	(729,237)
Cash and cash equivalents at beginning of period	103,590	1,723,292
Cash and cash equivalents at end of period	$108,378	$994,055

	June 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,587	$3,188
Cash paid for income taxes, net of refunds	1,384	167

Supplemental non-cash disclosures of cash flow information:
Investment in LIHTC partnership and related funding commitment	47	11,284
Right of use assets obtained in exchange for new operating lease liabilities	6,111	2,222
Transfer of bank owned life insurance to prepaid expenses and other assets due to death benefit accrued	700	2,114
Transfers of premises and equipment classified as held for sale to prepaid expenses and other assets from premises and equipment, net	—	730

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
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is recommended these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2022 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
The accompanying Condensed Consolidated Financial Statements presented for the year end December 31, 2022 were derived from audited financial statements and do not include all disclosures required by GAAP.
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
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the unaudited Condensed Consolidated Financial Statements are disclosed in greater detail in the 2022 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies from those contained in the 2022 Annual Form 10-K during the six months ended June 30, 2023.
(d) Recently Issued or Adopted Accounting Pronouncements
FASB ASU 2020-04, Reference Rate Reform (Topic 848), as amended by ASU 2021-01, and ASU 2022-06 was issued in March 2020 and provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are effective for all entities as of March 12, 2020. In December 2022, FASB amended this ASU and deferred the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The amendments are elective, apply to all entities, and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Effective January 25, 2021, the Company adhered to the Interbank Offered Rate Fallbacks Protocol as published by the International Swaps and Derivatives Association, Inc. and recommended by the Alternative Reference Rates Committee. The majority of the Bank’s interest rate swap-related transactions indexed to LIBOR were transferred to another index during the three months ended June 30, 2023. The remaining instruments including loans, investments, and junior subordinated debentures will be transferred to a new index at the next repricing date. The Company does not expect the adoption of this ASU to have a material impact on its business operations or Consolidated Statements of Financial Condition.
FASB ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, was issued in March 2022. The ASU eliminates the accounting guidance for TDR loans by creditors while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, the entity will apply the loan refinancing and restructuring guidance to determine whether a modification or other form of restructuring results in a new loan or continuation of an existing loan. Additionally, the ASU requires public business entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases. These amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted in any interim period if an entity has adopted ASU 2016-13 and such election may be made individually to adopt the guidance related to TDRs, including related disclosures, and the presentation of gross write-offs in the vintage disclosure. This update requires prospective transition for the disclosures related to loan restructurings for borrowers experiencing financial difficulty and the presentation of gross write-offs in the vintage disclosures. The guidance related to the recognition and measurement of TDRs may be adopted on a prospective or modified retrospective transition method.
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
FASB ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force), was issued in February 2023. The amendments in this ASU permit companies to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method, if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the statement of operations as a component of income tax expense (benefit). The amendments also require that a reporting entity disclose certain information in annual and interim reporting periods that enable investors to understand the investments that generate income tax credits and other income tax benefits from a tax credit program. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The amendments in the ASU can be applied either on a modified retrospective or a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its business operations or Consolidated Statements of Financial Condition.
(2)Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement the Bank’s lending activities.
There were no investment securities classified as trading at June 30, 2023 or December 31, 2022.
(a) Investment Securities by Classification, Type and Maturity
The following tables present the amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized and unrecognized gains and losses including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in AOCI, at the dates indicated:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. government and agency securities	$68,514	$—	$(4,255)	$64,259
Municipal securities	145,681	48	(15,714)	130,015
Residential CMO and MBS(1)	465,625	—	(54,653)	410,972
Commercial CMO and MBS(1)	698,833	17	(50,509)	648,341
Corporate obligations	4,000	—	(226)	3,774
Other asset-backed securities	19,491	9	(311)	19,189
Total	$1,402,144	$74	$(125,668)	$1,276,550
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	June 30, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,005	$—	$(30,245)	$120,760
Residential CMO and MBS(1)	280,032	—	(17,219)	262,813
Commercial CMO and MBS(1)	323,239	—	(42,002)	281,237
Total	$754,276	$—	$(89,466)	$664,810
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Investment securities available for sale:
U.S. government and agency securities	$68,912	$—	$(5,053)	$63,859
Municipal securities	171,087	172	(18,233)	153,026
Residential CMO and MBS(1)	479,473	—	(55,087)	424,386
Commercial CMO and MBS(1)	714,136	19	(49,734)	664,421
Corporate obligations	4,000	—	(166)	3,834
Other asset-backed securities	22,425	14	(522)	21,917
Total	$1,460,033	$205	$(128,795)	$1,331,443
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Investment securities held to maturity:
U.S. government and agency securities	$150,936	$—	$(33,585)	$117,351
Residential CMO and MBS(1)	290,318	—	(17,440)	272,878
Commercial CMO and MBS(1)	325,142	—	(41,937)	283,205
Total	$766,396	$—	$(92,962)	$673,434
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
The following table presents the amortized cost and fair value of investment securities by contractual maturity at the date indicated. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2023
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$30,995	$30,804	$—	$—
Due after one year through five years	38,496	36,522	—	—
Due after five years through ten years	47,291	44,222	83,244	68,938
Due after ten years	101,413	86,500	67,761	51,822
Total investment securities due at a single maturity date	218,195	198,048	151,005	120,760

	June 30, 2023
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
MBS(1)	1,183,949	1,078,502	603,271	544,050
Total investment securities	$1,402,144	$1,276,550	$754,276	$664,810
(1)MBS, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their payment speed.
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2023 and December 31, 2022.
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

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and agency securities	$—	$—	$64,259	$(4,255)	$64,259	$(4,255)
Municipal securities	28,423	(243)	90,903	(15,471)	119,326	(15,714)
Residential CMO and MBS(1)	94,015	(3,598)	316,957	(51,055)	410,972	(54,653)
Commercial CMO and MBS(1)	170,005	(4,692)	475,114	(45,817)	645,119	(50,509)
Corporate obligations	—	—	3,774	(226)	3,774	(226)
Other asset-backed securities	4,219	(4)	12,308	(307)	16,527	(311)
Total	$296,662	$(8,537)	$963,315	$(117,131)	$1,259,977	$(125,668)
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. government and agency securities	$51,900	$(2,031)	$11,959	$(3,022)	$63,859	$(5,053)
Municipal securities	82,580	(5,585)	40,945	(12,648)	123,525	(18,233)
Residential CMO and MBS(1)	217,949	(14,770)	206,437	(40,317)	424,386	(55,087)
Commercial CMO and MBS(1)	473,580	(16,971)	181,692	(32,763)	655,272	(49,734)
Corporate obligations	3,834	(166)	—	—	3,834	(166)
Other asset-backed securities	16,489	(510)	721	(12)	17,210	(522)
Total	$846,332	$(40,033)	$441,754	$(88,762)	$1,288,086	$(128,795)
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
(c) ACL on Investment Securities
The Company evaluated investment securities available for sale as of June 30, 2023 and December 31, 2022 and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of both June 30, 2023 and December 31, 2022. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of June 30, 2023 and December 31, 2022.
The Company also evaluated investment securities held to maturity for current expected credit losses as of June 30, 2023 and December 31, 2022. There were no investment securities held to maturity classified as nonaccrual or past due as of June 30, 2023 and December 31, 2022 and all were issued by the U.S. government and its agencies and either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and had a long history of no credit losses. Accordingly, the Company did not measure expected credit losses on investment securities held to maturity since the historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. Therefore, no ACL on investment securities held to maturity was recorded as of June 30, 2023 and December 31, 2022.
(d) Realized Gains and Losses
During the three months ended June 30, 2023 and 2022 there were no sales of investment securities available for sale. The following table presents the gross realized gains and losses on the sale of investment securities available for sale determined using the specific identification for the dates indicated:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Gross realized gains	$36	$—
Gross realized losses	(322)	—
Net realized (loss) gain	$(286)	$—
(e) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities that were pledged as collateral for the following obligations at the dates indicated:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
State and local governments public deposits	$225,512	$210,173	$156,784	$137,931
FRB	881,662	765,440	60,660	49,506
Securities sold under agreement to repurchase	52,084	46,614	63,685	55,836
Other securities pledged	54,113	47,024	54,910	48,358
Total	$1,213,371	$1,069,251	$336,039	$291,631
(f) Accrued Interest Receivable
Accrued interest receivable excluded from the amortized cost of investment securities available for sale totaled $4.6 million and $4.8 million at June 30, 2023 and December 31, 2022, respectively. Accrued interest receivable excluded from the amortized cost on investment securities held to maturity totaled $2.3 million and $2.4 million at June 30, 2023 and December 31, 2022, respectively.
No amounts of accrued interest receivable on investment securities available for sale or held to maturity were reversed against interest income on investment securities during the six months ended June 30, 2023 and 2022.
(g) Non-Marketable Securities
At December 31, 2022, as a member bank of Visa U.S.A., we held 6,549 shares of Visa Inc. Class B common stock. These shares had a carrying value of zero and were restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. During the six months ended June 30, 2023, the Bank sold all shares of Visa Inc. Class B common stock and recognized a $1.6 million gain which is included in other income.

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
The amortized cost of loans receivable, net of ACL on loans, consisted of the following portfolio segments and classes at the dates indicated:

	June 30, 2023	December 31, 2022
	(In thousands)
Commercial business:
Commercial and industrial	$708,021	$692,100
SBA PPP	567	1,468
Owner-occupied CRE	958,912	937,040
Non-owner occupied CRE	1,644,490	1,586,632
Total commercial business	3,311,990	3,217,240
Residential real estate	375,659	343,631
Real estate construction and land development:
Residential	78,660	80,074
Commercial and multifamily	307,041	214,038
Total real estate construction and land development	385,701	294,112
Consumer	177,994	195,875
Loans receivable	4,251,344	4,050,858
ACL on loans	(46,408)	(42,986)
Loans receivable, net	$4,204,936	$4,007,872

Balances included in the amortized cost of loans receivable:
Unamortized net discount on acquired loans	$(2,151)	$(2,501)
Unamortized net deferred fee	$(10,621)	$(10,016)
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
The following table presents the amortized cost of loans receivable by risk grade and origination year at the dates indicated. The Bank adopted the vintage disclosure requirements of ASU 2022-02 prospectively as described in Note 1 beginning January 1, 2023.
Accordingly, the following vintage table reflects the gross charge-offs by loan class and year of origination for the periods indicated:

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted (1)	Loans Receivable
	2023	2022	2021	2020	2019	Prior
	(In thousands)
Commercial business:
Commercial and industrial
Pass	$50,075	$171,694	$88,238	$76,218	$48,393	$93,741	$136,899	$89	$665,347
SM	—	567	180	1,763	4,541	4,821	8,512	—	20,384
SS	—	1,216	164	1,599	3,095	5,271	10,945	—	22,290
Total	50,075	173,477	88,582	79,580	56,029	103,833	156,356	89	708,021
SBA PPP
Pass	—	—	492	75	—	—	—	—	567
Owner-occupied CRE
Pass	48,375	138,539	166,088	88,519	152,446	322,680	—	—	916,647
SM	—	—	3,853	2,027	318	19,892	—	—	26,090
SS	—	—	—	663	—	15,512	—	—	16,175
Total	48,375	138,539	169,941	91,209	152,764	358,084	—	—	958,912
Non-owner occupied CRE
Pass	97,701	239,551	208,212	156,484	243,460	657,188	—	—	1,602,596
SM	—	604	8,260	—	578	19,656	—	—	29,098
SS	—	—	—	—	—	12,796	—	—	12,796
Total	97,701	240,155	216,472	156,484	244,038	689,640	—	—	1,644,490
Total commercial business
Pass	196,151	549,784	463,030	321,296	444,299	1,073,609	136,899	89	3,185,157
SM	—	1,171	12,293	3,790	5,437	44,369	8,512	—	75,572
SS	—	1,216	164	2,262	3,095	33,579	10,945	—	51,261
Total	196,151	552,171	475,487	327,348	452,831	1,151,557	156,356	89	3,311,990
Commercial business gross charge-offs
Current period	—	—	—	61	—	100	—	—	161
Residential real estate
Pass(1)	32,678	136,416	148,353	25,345	15,644	17,055	—	—	375,491
SS	—	—	—	—	—	168	—	—	168
Total	32,678	136,416	148,353	25,345	15,644	17,223	—	—	375,659
Residential real estate gross charge-offs:
Current period	—	—	—	—	—	—	—	—	—

	June 30, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted (1)	Loans Receivable
	2023	2022	2021	2020	2019	Prior
Real estate construction and land development:
Residential
Pass	17,930	40,499	9,970	1,766	840	1,792	760	—	73,557
SS	784	—	4,319	—	—	—	—	—	5,103
Total	18,714	40,499	14,289	1,766	840	1,792	760	—	78,660
Commercial and multifamily
Pass	10,033	138,805	138,228	6,711	780	3,433	—	—	297,990
SM	—	—	—	2,984	5,687	380	—	—	9,051
Total	10,033	138,805	138,228	9,695	6,467	3,813	—	—	307,041
Total real estate construction and land development
Pass	27,963	179,304	148,198	8,477	1,620	5,225	760	—	371,547
SM	—	—	—	2,984	5,687	380	—	—	9,051
SS	784	—	4,319	—	—	—	—	—	5,103
Total	28,747	179,304	152,517	11,461	7,307	5,605	760	—	385,701
Real estate construction and land development gross charge-offs:
Current period	—	—	—	—	—	—	—	—	—
Consumer
Pass	962	2,809	415	7,995	20,989	26,490	115,616	597	175,873
SS	—	—	—	152	446	1,135	366	22	2,121
Total	962	2,809	415	8,147	21,435	27,625	115,982	619	177,994
Consumer gross charge-offs:
Current period	—	—	12	13	53	70	149	—	297
Loans receivable
Pass	257,754	868,313	759,996	363,113	482,552	1,122,379	253,275	686	4,108,068
SM	—	1,171	12,293	6,774	11,124	44,749	8,512	—	84,623
SS	784	1,216	4,483	2,414	3,541	34,882	11,311	22	58,653
Total	$258,538	$870,700	$776,772	$372,301	$497,217	$1,202,010	$273,098	$708	$4,251,344
Gross charge-offs:
Current period total	$—	$—	$12	$74	$53	$170	$149	$—	$458
(1) Represents the loans receivable balance at June 30, 2023 which was converted from a revolving loan to a non-revolving amortizing loan during the six months ended months ended June 30, 2023.

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
1) Represents the loans receivable balance at December 31, 2022 which was converted from a revolving loan to non-revolving amortizing loan during the year ended December 31, 2022.

(d) Nonaccrual Loans
The following tables present the amortized cost of nonaccrual loans at the dates indicated:

	June 30, 2023
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$3,919	$503	$4,422
Owner-occupied CRE	—	208	208
Total	$3,919	$711	$4,630

	December 31, 2022
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(In thousands)
Commercial business:
Commercial and industrial	$4,503	$1,154	$5,657
Owner-occupied CRE	—	212	212
Total commercial business	4,503	1,366	5,869
Real estate construction and land development:
Commercial and multifamily	—	37	37
Total	$4,503	$1,403	$5,906
The following table presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full or sale of previously classified nonaccrual loans during the following periods:

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(In thousands)
Commercial business:
Commercial and industrial	$—	$2	$(12)	$90
Total	$—	$2	$(12)	$90

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(in thousands)
Commercial business:
Commercial and industrial	$(14)	$30	$(14)	$229
Owner-occupied CRE	—	—	—	53
Non-owner occupied CRE	—	—	—	774
Total commercial business	(14)	30	(14)	1,056
Residential real estate	—	—	—	19
Consumer	—	—	—	68
Total	$(14)	$30	$(14)	$1,143
For the three months and six months ended June 30, 2023 and 2022, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full or sale.

(e) Past due loans
The Bank performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The following table presents the amortized cost of past due loans at the dates indicated:

	June 30, 2023
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$953	$4,605	$5,558	$702,463	$708,021
SBA PPP	—	—	—	567	567
Owner-occupied CRE	—	751	751	958,161	958,912
Non-owner occupied CRE	—	—	—	1,644,490	1,644,490
Total commercial business	953	5,356	6,309	3,305,681	3,311,990
Residential real estate	—	—	—	375,659	375,659
Real estate construction and land development:
Residential	—	—	—	78,660	78,660
Commercial and multifamily	—	—	—	307,041	307,041
Total real estate construction and land development	—	—	—	385,701	385,701
Consumer	625	325	950	177,044	177,994
Total	$1,578	$5,681	$7,259	$4,244,085	$4,251,344

	December 31, 2022
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(In thousands)
Commercial business:
Commercial and industrial	$586	$6,104	$6,690	$685,410	$692,100
SBA PPP	236	—	236	1,232	1,468
Owner-occupied CRE	—	189	189	936,851	937,040
Non-owner occupied CRE	—	—	—	1,586,632	1,586,632
Total commercial business	822	6,293	7,115	3,210,125	3,217,240
Residential real estate	3,066	—	3,066	340,565	343,631
Real estate construction and land development:
Residential	—	—	—	80,074	80,074
Commercial and multifamily	—	—	—	214,038	214,038
Total real estate construction and land development	—	—	—	294,112	294,112
Consumer	1,561	—	1,561	194,314	195,875
Total	$5,449	$6,293	$11,742	$4,039,116	$4,050,858
Loans 90 days or more past due and still accruing interest were $2.3 million and $1.6 million as of June 30, 2023 and December 31, 2022, respectively.
(f) Collateral-dependent Loans
The following tables present the type of collateral securing loans individually evaluated for credit losses and for which the repayment was expected to be provided substantially through the operation or sale of the collateral at the dates indicated, with balances representing the amortized cost of the loan classified by the primary collateral category of each loan if multiple collateral sources secure the loan:

	June 30, 2023
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(In thousands)
Commercial business:
Commercial and industrial	$499	$1,977	$652	$439	$3,567
Owner-occupied CRE	189	—	—	—	189
Total	$688	$1,977	$652	$439	$3,756

	December 31, 2022
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(In thousands)
Commercial business:
Commercial and industrial	$1,239	$1,977	$929	$—	$4,145
Owner-occupied CRE	189	—	—	—	189
Total	$1,428	$1,977	$929	$—	$4,334
There have been no significant changes to the collateral securing loans individually evaluated for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the six months ended June 30, 2023, except changes due to additions or removals of loans in this classification.
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
The following table presents modifications of loans by type of modification at amortized cost that were modified as a result of experiencing both financial difficulty and modified during the period indicated:

	Three Months Ended June 30, 2023
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable, net

	(Dollars in thousands)
Commercial business:
Commercial and industrial	$5,899	$5,899	0.83%
Real estate construction and land development:
Commercial and multifamily	2,984	2,984	0.97
Consumer	29	29	0.02
Total	$8,912	$8,912	0.21%

	Six Months Ended June 30, 2023
	Term Extension	Term Extension & Int. Rate Reduction	Total Modified Loans	% of Modified Loans to Loans Receivable, net

	(Dollars in thousands)
Commercial business:
Commercial and industrial	$5,899	$—	$5,899	0.83%
Non-owner occupied CRE	2,730	—	2,730	0.17
Total commercial business	8,629	—	8,629	0.26

Real estate construction and land development:
Commercial and multifamily	2,984	—	2,984	0.97%
Consumer	29	18	47	0.03%
Total	$11,642	$18	$11,660	0.27%
The following table presents the financial effect of the loan modifications presented in the preceding table during the period indicated:

Three Months Ended June 30, 2023
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.50
Real estate construction and land development:
Commercial and multifamily	0.42
Consumer	2.88
Total	0.48

	Six Months Ended June 30, 2023
	Weighted Average % of Interest Rate Reductions	Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	—%	0.50
Non-owner occupied CRE	—	1.00
Total commercial business	—	0.66
Residential real estate	—	0.00
Real estate construction and land development:
Commercial and multifamily	—	0.42
Consumer	1.00	2.61
Total	1.00%	0.61
There were no modified loans past due or on nonaccrual as of June 30, 2023.
There were no modified loans made during the three months and six months ended June 30, 2023, that subsequently defaulted.
(h) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $12.0 million and $11.3 million at June 30, 2023 and December 31, 2022, respectively, and is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.
(i) Foreclosure proceedings in process
At June 30, 2023, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

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
GAAP requires the Company to develop reasonable and supportable forecasts of future conditions, and estimate how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Company and the ultimate collectability of future cash flows over the life of a loan. The Company uses macroeconomic scenarios from an independent third party. These scenarios are based on past events, current conditions, and the likelihood of future events occurring. The Company’s ACL model at June 30, 2023 includes assumptions concerning the rising interest rate environment, ongoing inflationary pressures throughout the U.S. economy, higher energy prices, and general uncertainty concerning future economic conditions, and the potential for recessionary conditions.
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
As of June 30, 2023, qualitative adjustments primarily relate to certain segments of the loan portfolio deemed by management to be of a higher-risk profile where management believes the quantitative component of the Company’s ACL model may not have fully captured the associated impact to the ACL. In addition, qualitative adjustments also relate to heightened uncertainty as to future macroeconomic conditions and the related impact on certain loan segments. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.
During the six months ended June 30, 2023, the ACL on loans increased $3.4 million, or 8.0%, to $46.4 million from $43.0 million at December 31, 2022 due primarily to a provision for credit losses on loans of $3.7 million driven by growth in loans receivable, net.
The following tables detail the activity in the ACL on loans by segment and class for the periods indicated:

	Three Months Ended June 30, 2023
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$13,566	$—	$38	$(316)	$13,288
Owner-occupied CRE	7,525	—	—	978	8,503
Non-owner occupied CRE	8,846	—	—	636	9,482
Total commercial business	29,937	—	38	1,298	31,273
Residential real estate	2,902	—	—	(37)	2,865
Real estate construction and land development:
Residential	1,542	—	—	129	1,671
Commercial and multifamily	7,443	—	—	571	8,014
Total real estate construction and land development	8,985	—	—	700	9,685
Consumer	2,645	(144)	57	27	2,585
Total	$44,469	$(144)	$95	$1,988	$46,408

	Six Months Ended June 30, 2023
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$13,962	$(161)	$89	$(602)	$13,288
Owner-occupied CRE	7,480	—	—	1,023	8,503
Non-owner occupied CRE	9,276	—	—	206	9,482
Total commercial business	30,718	(161)	89	627	31,273

	Six Months Ended June 30, 2023
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(In thousands)
Residential real estate	2,872	—	—	(7)	2,865
Real estate construction and land development:
Residential	1,654	—	—	17	1,671
Commercial and multifamily	5,409	—	—	2,605	8,014
Total real estate construction and land development	7,063	—	—	2,622	9,685
Consumer	2,333	(297)	90	459	2,585
Total	$42,986	$(458)	$179	$3,701	$46,408

	Three Months Ended June 30, 2022
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$15,265	$(117)	$149	$(1,264)	$14,033
Owner-occupied CRE	7,085	—	—	1,077	8,162
Non-owner occupied CRE	9,582	—	—	(70)	9,512
Total commercial business	31,932	(117)	149	(257)	31,707
Residential real estate	1,803	—	—	334	2,137
Real estate construction and land development:
Residential	1,124	—	6	(49)	1,081
Commercial and multifamily	3,175	—	53	(1,025)	2,203
Total real estate construction and land development	4,299	—	59	(1,074)	3,284
Consumer	2,299	(132)	53	348	2,568
Total	$40,333	$(249)	$261	$(649)	$39,696

	Six Months Ended June 30, 2022
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(In thousands)
Commercial business:
Commercial and industrial	$17,777	$(280)	$421	$(3,885)	$14,033
Owner-occupied CRE	6,411	(36)	—	1,787	8,162
Non-owner occupied CRE	8,861	—	—	651	9,512
Total commercial business	33,049	(316)	421	(1,447)	31,707
Residential real estate	1,409	(30)	3	755	2,137
Real estate construction and land development:
Residential	1,304	—	14	(237)	1,081
Commercial and multifamily	3,972	—	53	(1,822)	2,203
Total real estate construction and land development	5,276	—	67	(2,059)	3,284
Consumer	2,627	(258)	619	(420)	2,568
Total	$42,361	$(604)	$1,110	$(3,171)	$39,696

(5)Goodwill and Other Intangible Assets
(a) Goodwill
There were no additions to goodwill during the six months ended June 30, 2023 and 2022. Additionally, management analyzes its goodwill on an annual basis on December 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of December 31, 2022 and concluded that there was no impairment. Due to a sustained decline in stock price during the three months ended June 30, 2023, the Company determined a triggering event occurred and consequently performed a quantitative assessment of goodwill as of May 31, 2023. We estimated the fair value of the reporting unit by weighting results from the market approach and the income approach. Significant assumptions inherent in the valuation methodologies for goodwill were employed and included, but were not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry. Based on this quantitative test, we determined that the fair value of the reporting unit more likely than not exceeded the carrying value. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material adverse impact on the Company’s operating results.
(b) Other Intangible Assets
Other intangible assets represent core deposit intangible acquired in business combinations with estimated useful lives of ten years. There were no additions to other intangible assets during the six months ended June 30, 2023 and 2022.

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
The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at the dates indicated:

	June 30, 2023		December 31, 2022
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(In thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$288,359	28,032	$288,785	$30,107
Interest rate swap liability (1)	288,359	(28,032)	288,785	(30,107)
 (1) The estimated fair value of derivatives with customers was $(28.0) million and $(30.1) million as of June 30, 2023 and December 31, 2022, respectively. The estimated fair value of derivatives with third-parties was $28.0 million and $30.1 million as of June 30, 2023 and December 31, 2022, respectively.
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

(7)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except shares)
Net income	$16,846	$18,584	$37,303	$38,341
Basic:
Weighted average common shares outstanding	35,058,155	35,110,334	35,083,133	35,102,572
Diluted:
Basic weighted average common shares outstanding	35,058,155	35,110,334	35,083,133	35,102,572
Effect of potentially dilutive common shares (1)	68,435	299,190	265,135	310,150
Total diluted weighted average common shares outstanding	35,126,590	35,409,524	35,348,268	35,412,722
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive (2)	328,084	16,978	142,197	14,334
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
The following table summarizes the dividend activity during the six months ended June 30, 2023 and the calendar year 2022:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 26, 2022	$0.21	February 9, 2022	February 23, 2022
April 20, 2022	$0.21	May 4, 2022	May 18, 2022
July 20, 2022	$0.21	August 3, 2022	August 17, 2022
October 19, 2022	$0.21	November 2, 2022	November 16, 2022
January 25, 2023	$0.22	February 8, 2023	February 22, 2023
April 19, 2023	$0.22	May 4, 2023	May 18, 2023
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
(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On March 12, 2020, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares, under the twelfth stock repurchase plan with 455,909 shares remaining available for repurchase as of June 30, 2023. The number, timing and price of shares repurchased under the twelfth stock repurchase plan will depend on business and market conditions and other factors, including opportunities to deploy the Company's capital.
The following table provides total repurchased shares and average share prices under the repurchase plan for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	Plan Total(1)
Twelfth Stock Repurchase Plan
Repurchased shares	93,950	19,531	182,305	100,090	1,343,145
Stock repurchase average share price	$17.79	$24.63	$20.23	$25.07	$23.43
(1)Represents total shares repurchased and average price per share paid during the duration of the repurchase plan.
In addition to the stock repurchases under a stock repurchase plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock units. The following table provides total shares repurchased to pay withholding taxes during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Repurchased shares to pay withholding taxes	4,508	1,649	31,232	26,180
Stock repurchase to pay withholding taxes average share price	$17.60	$24.43	$22.08	$25.40

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
Derivative Financial Instruments:
The Bank obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2023 and December 31, 2022, the Bank assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2023
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$64,259	$—	$64,259	$—
Municipal securities	130,015	2,168	127,847	—
Residential CMO and MBS	410,972	—	410,972	—
Commercial CMO and MBS	648,341	—	648,341	—
Corporate obligations	3,774	—	3,774	—
Other asset-backed securities	19,189	—	19,189	—
Total investment securities available for sale	1,276,550	2,168	1,274,382	—
Equity security	244	244	—	—
Derivative assets - interest rate swaps	28,032	—	28,032	—
Liabilities
Derivative liabilities - interest rate swaps	$28,032	$—	$28,032	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$63,859	$19,779	$44,080	$—
Municipal securities	153,026	5,399	147,627	—
Residential CMO and MBS	424,386	—	424,386	—
Commercial CMO and MBS	664,421	—	664,421	—
Corporate obligations	3,834	—	3,834	—
Other asset-backed securities	21,917	—	21,917	—
Total investment securities available for sale	1,331,443	25,178	1,306,265	—
Equity security	185	185	—	—
Derivative assets - interest rate swaps	30,107	—	30,107	—
Liabilities
Derivative liabilities - interest rate swaps	$30,107	$—	$30,107	$—
Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables represent assets measured at fair value on a nonrecurring basis at the dates indicated:

		Fair Value at June 30, 2023
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$220	$114	$—	$—	$114
Owner-occupied CRE	613	178	—	—	178
Total assets measured at fair value on a nonrecurring basis	$833	$292	$—	$—	$292
(1) Basis represents the outstanding principal balance of collateral-dependent loans.

		Fair Value at December 31, 2022
	Basis(1)	Total	Level 1	Level 2	Level 3
	(In thousands)
Collateral-dependent loans:
Commercial business:
Owner-occupied CRE	$613	$182	$—	$—	$182
Total assets measured at fair value on a nonrecurring basis	$613	$182	$—	$—	$182
(1) Basis represents the outstanding principal balance of collateral-dependent loans.
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

	June 30, 2023
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average (1)
	(Dollars in thousands)
Collateral-dependent loans	$292	Market approach	Adjustments to reflect current conditions and selling costs	16.1% - 16.5%	16.3%
(1) Weighted by net discount to net appraisal fair value

	December 31, 2022
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average (1)
	(Dollars in thousands)
Collateral-dependent loans	$182	Market approach	Adjustments to reflect current conditions and selling costs	14.6% - 14.6%	14.6%
(1) Weighted by net discount to net appraisal fair value
(b) Fair Value of Financial Instruments
Broadly traded markets do not exist for most of the Company’s financial instruments; therefore, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. These determinations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein does not represent, and should not be construed to represent, the underlying value of the Company.
The following tables present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	June 30, 2023
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$108,378	$108,378	$108,378	$—	$—
Investment securities available for sale	1,276,550	1,276,550	2,168	1,274,382	—
Investment securities held to maturity	754,276	664,810	—	664,810	—
Loans held for sale	752	765	—	765	—
Loans receivable, net	4,204,936	4,086,835	—	—	4,086,835
Accrued interest receivable	18,969	18,969	22	6,949	11,998
Derivative assets - interest rate swaps	28,032	28,032	—	28,032	—
Equity security	244	244	244	—	—
Financial Liabilities:
Non-maturity deposits	$5,154,380	$5,154,380	$5,154,380	$—	$—
Certificates of deposit	441,163	446,196	—	446,196	—
Borrowings	450,000	447,251	—	447,251	—
Securities sold under agreement to repurchase	38,215	38,215	38,215	—	—
Junior subordinated debentures	21,619	19,500	—	—	19,500
Accrued interest payable	3,480	3,480	60	3,344	76
Derivative liabilities - interest rate swaps	28,032	28,032	—	28,032	—

	December 31, 2022
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(In thousands)
Financial Assets:
Cash and cash equivalents	$103,590	$103,590	$103,590	$—	$—
Investment securities available for sale	1,331,443	1,331,443	25,178	1,306,265	—
Investment securities held to maturity	766,396	673,434	—	673,434	—
Loans receivable, net	4,007,872	3,841,821	—	—	3,841,821
Accrued interest receivable	18,547	18,547	349	6,892	11,306
Derivative assets - interest rate swaps	30,107	30,107	—	30,107	—
Equity security	185	185	185	—	—
Financial Liabilities:
Non-maturity deposits	$5,617,267	$5,617,267	$5,617,267	$—	$—
Certificates of deposit	307,573	308,325	—	308,325	—
Securities sold under agreement to repurchase	46,597	46,597	46,597	—	—
Junior subordinated debentures	21,473	20,000	—	—	20,000
Accrued interest payable	143	143	57	13	73
Derivative liabilities - interest rate swaps	30,107	30,107	—	30,107	—

(9)Cash Restriction
The Bank had no cash restrictions at June 30, 2023 and December 31, 2022.

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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	June 30, 2023	December 31, 2022
	(In thousands)
Commercial business:
Commercial and industrial	$544,443	$548,438
Owner-occupied CRE	2,970	3,083
Non-owner occupied CRE	18,917	13,396
Total commercial business	566,330	564,917
Real estate construction and land development:
Residential	49,081	43,460
Commercial and multifamily	346,083	348,956
Total real estate construction and land development	395,164	392,416
Consumer	334,088	323,016
Total outstanding commitments	$1,295,582	$1,280,349
The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Balance, beginning of period	$1,856	$1,552	$1,744	$2,607
(Reversal of) provision for credit losses on unfunded commitments	(79)	(555)	33	(1,610)
Balance, end of period	$1,777	$997	$1,777	$997

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the three and six months ended June 30, 2023. The information contained in this section should be read together with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Forward-Looking Statements included herein and the December 31, 2022 audited Consolidated Financial Statements and the accompanying Notes included in our 2022 Annual Form 10-K.

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
Our core profitability depends primarily on our net interest income. Net interest income is the difference between interest income, which is the income that we earn on interest earning assets, comprised primarily of loans and investment securities, and interest expense, which is the amount we pay on our interest bearing liabilities, consisting primarily of deposits and borrowings. Management manages the repricing characteristics of the Company's interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve. Like most financial institutions, our net interest income is significantly affected by general and local economic conditions, particularly changes in market interest rates including most recently significant changes as a result of inflation, and by governmental policies and actions of regulatory agencies. Net interest income is additionally affected by changes in the volume and mix of interest earning assets, interest earned on these assets, the volume and mix of interest bearing liabilities and interest paid on these liabilities.
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
Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of service charges and other fees, card revenue and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing and professional services. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses are the fixed and variable costs of buildings and equipment, and consist primarily of lease expenses, depreciation charges, maintenance and utilities. Data processing consists primarily of processing and network services related to the Bank’s core operating system, including the account processing system, electronic payments processing of products and services, internet and mobile banking channels and software-as-a-service providers. Professional services consist primarily of third-party service providers such as auditors, consultants and lawyers.
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
Recent Developments
Inflationary pressures persisted in 2022 and through the six months ended June 30, 2023, resulting in higher costs for consumers and businesses. To address the persistent levels of inflation, the Federal Open Market Committee (“FOMC”) has taken steps to tighten monetary policy through a cumulative 500 basis point increase to the federal funds rate from March 2022 through June 30, 2023. Management notes that the rapid intervals of rate increases by the Federal Reserve and flattening or inversion of the yield curve, have boosted expectations of the US entering a recession within the next 12 months. Should these ongoing economic pressures persist, we anticipate it could have an impact on the following:
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
•AOCI - Unrealized gains and losses on AFS investment securities are recognized in stockholders’ equity as accumulated other comprehensive income (loss). If economic conditions deteriorate, and/or if the interest rates continue to increase, the valuation of the Company’s AFS investment securities could be negatively impacted, which may lead to increases in other comprehensive loss, decreases to the Company’s stockholders’ equity.
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
Further, recent developments and events in the financial services industry, including the failures of two large U.S. banks in the span of three days during March 2023 and another failure in early May 2023, created industry-wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations and eroding consumer confidence in the banking system. These events have occurred against the backdrop of a rapidly rising interest rate environment which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks and more competition for bank deposits. While many factors played a role in the ultimate failures, these institutions had significant industry/demographic concentrations within their deposit bases and high ratios of uninsured deposits. Lack of diversity within a deposit base may increase the risk of events or trends that could prompt a larger-scale demand for deposits outflow. Further, concerns over a financial institution's ability to protect deposit balances in excess of the federally insured limit may increase the risk of a deposit run.
Heritage’s business, Consolidated Statements of Financial Condition and depositor profiles differ substantially from the banking institutions that are the focus of the recent bank failures. We consider our deposit base to be seasoned, stable and well-diversified, and we do not have any significant industry concentrations among our non-insured deposits. At June 30, 2023, our average deposit account size, calculated by dividing period-end deposits by the population of accounts with balances, was approximately $51,000. The recent industry events and developments have not had a material impact on our financial condition, operations, customer base, liquidity capital position or risk profile, nor have they required us to make any significant changes to our interest rate risk and asset/liability management policies following a review by our Asset Liability Committee. Nevertheless, in response to these recent developments, we have (1) reviewed our contingent liquidity funding plan, including validating procedures and reviewing execution risks in the event of a sudden critical liquidity event, (2) enhanced communication with our customers by holding a bank-wide training session to provide client-facing personnel with information on FDIC insurance, alternative product offerings, and data demonstrating the financial strength of the Bank, and (3) enhanced our monitoring of deposit flows and liquidity including monitoring of (i) deposits by segment, region and location, (ii) liquidity levels and (iii) transaction volumes to better enable us to detect any potential material changes in our financial condition.
Notwithstanding the above, the continued effects of recent industry events and developments could materially and adversely impact our business or financial condition, including through potential liquidity pressures, reduced net interest margins, and potential increased credit losses. Moreover, these recent events and developments have, and could continue to, adversely impact the market price and volatility of Heritage’s securities. These recent events may also result in changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business. The cost of resolving the recent failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments. We are generally unable to control the amount of premiums or special assessments that our banking subsidiary may be required to pay for FDIC insurance.
The Company continues to focus on serving its customers and communities, maintaining the well-being of its employees, and executing its strategic initiatives. The Company continues to monitor the economic environment and makes changes as appropriate.

Results of Operations
Comparison of quarter ended June 30, 2023 to the comparable quarter in the prior year
Net income was $16.8 million, or $0.48 per diluted common share, for the three months ended June 30, 2023, compared to $18.6 million, or $0.52 per diluted common share, for the same period in 2022. Net income decreased $1.7 million, or 9.4%, for the three months ended June 30, 2023 compared to the same period in 2022 due primarily to a $1.9 million provision for credit losses for the three months ended June 30, 2023 compared to a $1.2 million reversal of provision for credit losses for the same period in 2022 and an increase in noninterest expense of $5.6 million for the three months ended June 30, 2023 compared to the same period in 2022.
The decrease in net income was partially offset by an increase in net interest income of $5.8 million, or 11.5%, to $55.8 million for the three months ended June 30, 2023, compared to $50.0 million for the same period in 2022 due primarily to an increase of $18.3 million in interest earned on interest earning assets following increases in market interest rates offset partially by a $12.6 million increase in interest paid on interest bearing deposits and borrowings.
The Company’s efficiency ratio was 65.5% for the three months ended June 30, 2023 compared to 62.6% for the same period in 2022.

Comparison of six months ended June 30, 2023 to the comparable period in the prior year.
Net income was $37.3 million, or $1.06 per diluted common share, for the six months ended June 30, 2023 compared to $38.3 million, or $1.08 per diluted common share, for the same period in 2022. Net income decreased $1.0 million, or 2.7%, due primarily to a $3.7 million provision for credit losses for the six months ended June 30, 2023, compared to a $4.8 million reversal of provision for credit losses for the same period in 2022, and an increase in noninterest expense of $11.5 million for the six months ended June 30, 2023 compared to the same period in 2022.
The decrease in net income was partially offset by an increase in net interest income of $18.7 million, or 19.3%, to $115.7 million for the six months ended June 30, 2023, compared to $97.0 million for the same period in 2022 due primarily to a $36.4 million increase in interest earned on interest earning assets following increases in market interest rates offset partially by a $17.7 million increase in interest paid on interest bearing deposits and borrowings
The Company’s efficiency ratio was 63.21% for the six months ended June 30, 2023 compared to 63.46% for the same period in 2022.

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
Market rates impact the results of the Company's net interest income, including the significant increases in the federal funds target rate by the Federal Reserve in response to inflation during 2022 and 2023. The following table provides the federal funds target rate history and changes from each period since December 31, 2021:

Change Date	Rate (%)	Rate Change (%)
December 31, 2021	0.00% - 0.25%	N/A
March 17, 2022	0.25% - 0.50%	0.25%
May 5, 2022	0.75% - 1.00%	0.50%
June 16, 2022	1.50% - 1.75%	0.75%
July 28, 2022	2.25% - 2.50%	0.75%
September 22, 2022	3.00% - 3.25%	0.75%
November 3, 2022	3.75% - 4.00%	0.75%
December 15, 2022	4.25% - 4.50%	0.50%
February 2, 2023	4.50% - 4.75%	0.25%
March 23, 2023	4.75% - 5.00%	0.25%
May 3, 2023	5.00% - 5.25%	0.25%

Comparison of quarter ended June 30, 2023 to the comparable quarter in the prior year
The following table provides relevant net interest income information for the periods indicated:

	Three Months Ended June 30,
	2023			2022			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2)(3)	$4,145,556	$53,623	5.19%	$3,812,045	$40,890	4.30%	$333,511	$12,733	0.89%
Taxable securities	1,989,297	14,774	2.98	1,450,328	7,607	2.10	538,969	7,167	0.88
Nontaxable securities (3)	71,803	520	2.90	137,429	893	2.61	(65,626)	(373)	0.29
Interest earning deposits	90,754	1,154	5.10	1,213,156	2,342	0.77	(1,122,402)	(1,188)	4.33
Total interest earning assets	6,297,410	70,071	4.46%	6,612,958	51,732	3.14%	(315,548)	18,339	1.32%
Noninterest earning assets	845,455			772,658			72,797
Total assets	$7,142,865			$7,385,616			$(242,751)
Interest Bearing Liabilities:
Certificates of Deposit	$421,451	$2,483	2.36%	$321,926	$324	0.40%	$99,525	$2,159	1.96%
Savings accounts	551,201	157	0.11	652,407	88	0.05	(101,206)	69	0.06
Interest bearing demand and money market accounts	2,782,353	5,967	0.86	3,067,373	1,001	0.13	(285,020)	4,966	0.73
Total interest bearing deposits	3,755,005	8,607	0.92	4,041,706	1,413	0.14	(286,701)	7,194	0.78
Junior subordinated debentures	21,577	499	9.28	21,287	239	4.50	290	260	4.78
Securities sold under agreement to repurchase	39,755	63	0.64	48,272	32	0.27	(8,517)	31	0.37
Borrowings	417,896	5,078	4.87	—	—	—	417,896	5,078	4.87
Total interest bearing liabilities	4,234,233	14,247	1.35%	4,111,265	1,684	0.16%	122,968	12,563	1.19%
Noninterest bearing demand deposits	1,900,640			2,349,746			(449,106)

	Three Months Ended June 30,
	2023			2022			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Other noninterest bearing liabilities	183,250			113,644			69,606
Stockholders’ equity	824,742			810,961			13,781
Total liabilities and stock-holders’ equity	$7,142,865			$7,385,616			$(242,751)
Net interest income and spread		$55,824	3.11%		$50,048	2.98%		$5,776	0.13%
Net interest margin			3.56%			3.04%			0.52%
(1) Average balances are calculated using daily balances.
(2) Average loans receivable, net includes loans held for sale and loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable, net includes the amortization of net deferred loan fees of $726,000 and $2.4 million for the three months ended June 30, 2023 and 2022, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.
The following table provides the changes in net interest income for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and interest rates allocated proportionately to the absolute value of changes due to volume and changes due to interest rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total	% Change
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$3,797	$8,936	$12,733	31.1%
Taxable securities	3,382	3,785	7,167	94.2
Nontaxable securities	(466)	93	(373)	(41.8)
Interest earning deposits	(3,887)	2,699	(1,188)	(50.7)
Total interest income	$2,826	$15,513	$18,339	35.5%
Interest Bearing Liabilities:
Certificates of deposit	$129	$2,030	$2,159	666.4%
Savings accounts	(16)	85	69	78.4
Interest bearing demand and money market accounts	(101)	5,067	4,966	496.1
Total interest bearing deposits	12	7,182	7,194	509.1
Junior subordinated debentures	3	257	260	108.8
Securities sold under agreement to repurchase	(7)	38	31	96.9
Borrowings	5,078	—	5,078	100.0
Total interest expense	$5,086	$7,477	$12,563	746.0%
Net interest income	$(2,260)	$8,036	$5,776	11.5%
Net interest income increased $5.8 million, or 11.5%, to $55.8 million for the three months ended June 30, 2023 as compared to $50.0 million for the same period in 2022 due primarily to an increase in total interest income offset partially by an increase in total interest expense.
Total interest income increased $18.3 million, or 35.5%, to $70.1 million for the three months ended June 30, 2023, compared to $51.7 million for the same period in 2022 primarily due to a 132 basis point increase to the yield on interest earning assets to 4.46% for the three months ended June 30, 2023, as compared to 3.14% for the same period in 2022 due to an increase in market interest rates.
Total interest expense increased $12.6 million, or 746.0%, to $14.2 million during the three months ended June 30, 2023 compared to $1.7 million for the same period in 2022 due primarily to a 78 basis point increase in the cost of interest bearing deposits to 0.92% for the three months ended June 30, 2023, as compared to 0.14% for the same period in 2022 due to competitive rate pressures and the addition of interest expense on borrowings during the three months ended June 30, 2023 as compared to no interest expense on borrowings during the same period in 2022.
Net interest margin increased 52 basis points to 3.56% for the three months ended June 30, 2023 compared to 3.04% for the same period in 2022.The increase in the net interest margin was due to a shift into higher yielding interest earning assets as well as higher average yields on all interest earning assets following increases in market interest rates offset partially by an increase in cost of interest bearing liabilities.

Comparison of six months ended June 30, 2023 to the comparable period in the prior year
The following table provides relevant net interest income information for the periods indicated:

	Six Months Ended June 30,
	2023			2022			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2)(3)	$4,092,769	$104,073	5.13%	$3,792,792	$81,915	4.36%	$299,977	$22,158	0.77%
Taxable securities	1,998,268	29,431	2.97	1,361,437	13,610	2.02	636,831	15,821	0.95
Nontaxable securities (3)	77,317	1,106	2.88	141,894	1,753	2.49	(64,577)	(647)	0.39
Interest earning deposits	87,086	2,126	4.92	1,357,420	3,048	0.45	(1,270,334)	(922)	4.47
Total interest earning assets	6,255,440	136,736	4.41%	6,653,543	100,326	3.04%	(398,103)	36,410	1.37%
Noninterest earning assets	847,195			756,523			90,672
Total assets	$7,102,635			$7,410,066			$(307,431)
Interest Bearing Liabilities:
Certificates of Deposit	$386,026	$3,707	1.94%	$329,100	$662	0.41%	$56,926	$3,045	1.53%
Savings accounts	576,046	299	0.10	649,562	175	0.05	(73,516)	124	0.05
Interest bearing demand and money market accounts	2,805,645	9,129	0.66	3,066,849	2,000	0.13	(261,204)	7,129	0.53
Total interest bearing deposits	3,767,717	13,135	0.70	4,045,511	2,837	0.14	(277,794)	10,298	0.56
Junior subordinated debentures	21,539	981	9.18	21,250	433	4.11	289	548	5.07
Securities sold under agreement to repurchase	41,469	110	0.53	49,140	64	0.26	(7,671)	46	0.27
Borrowings	282,502	6,844	4.89	—	—	—%	282,502	6,844	4.89
Total interest bearing liabilities	4,113,227	21,070	1.03%	4,115,901	3,334	0.16%	(2,674)	17,736	0.87%
Noninterest bearing demand deposits	1,984,200			2,354,571			(370,371)
Other noninterest bearing liabilities	186,553			111,167			75,386
Stockholders’ equity	818,655			828,427			(9,772)
Total liabilities and stock-holders’ equity	$7,102,635			$7,410,066			$(307,431)
Net interest income and spread		$115,666	3.38%		$96,992	2.88%		$18,674	0.50%
Net interest margin			3.73%			2.94%			0.79%
(1) Average balances are calculated using daily balances.
(2) Average loans receivable, net includes loans held for sale and loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable, net includes the amortization of net deferred loan fees of $1.5 million and $5.8 million for the six months ended June 30, 2023 and 2022, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.

The following table provides the changes in net interest income for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to changes in average asset and liability balances (volume), changes in average rates (rate) and changes attributable to the combined effect of volume and interest rates allocated proportionately to the absolute value of changes due to volume and changes due to interest rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total	% Change
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$6,833	$15,325	$22,158	27.0%
Taxable securities	7,864	7,957	15,821	116.2
Nontaxable securities	(892)	245	(647)	(36.9)

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total	% Change
	(Dollars in thousands)
Interest earning deposits	(5,290)	4,368	(922)	(30.2)
Total interest income	$8,515	$27,895	$36,410	36.3%
Interest Bearing Liabilities:
Certificates of deposit	$134	$2,911	$3,045	460.0%
Savings accounts	(21)	145	124	70.9
Interest bearing demand and money market accounts	(185)	7,314	7,129	356.5
Total interest bearing deposits	(72)	10,370	10,298	363.0
Junior subordinated debentures	6	542	548	126.6
Securities sold under agreement to repurchase	(11)	57	46	71.9
Borrowings	6,844	—	6,844	100.0
Total interest expense	$6,767	$10,969	$17,736	532.0%
Net interest income	$1,748	$16,926	$18,674	19.3%
Net interest income increased $18.7 million, or 19.3%, to $115.7 million for the six months ended June 30, 2023 as compared to $97.0 million for the same period in 2022 due primarily to an increase in total interest income offset partially by an increase in total interest expense.
Total interest income increased $36.4 million, or 36.3%, to $136.7 million for the six months ended June 30, 2023, compared to $100.3 million for the same period in 2022. The increase was the result of a 137 basis point increase on the yield on interest earning assets to 4.41% for the six months ended June 30, 2023, as compared to 3.04% for the same period in 2022, due to an increase in market interest rates as well as change in the mix of total interest earning assets into higher yielding assets.
Total interest expense increased $17.7 million, or 532.0%, to $21.1 million during the six months ended June 30, 2023 compared to $3.3 million for the same period in 2022 due primarily to a 56 basis point increase in cost of interest bearing deposits to 0.70% for the six months ended June 30, 2023, as compared to 0.14% for the same period in 2022, due to competitive rate pressures as well as the addition of interest expense on borrowings during the six months ended June 30, 2023 as compared to no interest expense on borrowing during the same period in 2022.
Net interest margin increased 79 basis points to 3.73% for the six months ended June 30, 2023 compared to 2.94% for the same period in 2022. The increase in the net interest margin was due to a shift into higher yielding interest earning assets as well as higher average yields on all interest earning assets following increases in market interest rates offset partially by an increase in cost of interest bearing liabilities.

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
Comparison of quarter ended June 30, 2023 to the comparable quarter in the prior year
The following table presents the provision for (reversal of) credit losses for the periods indicated:

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(Dollars in thousands)
Provision for (reversal of) credit losses on loans	$1,988	$(649)	$2,637	406.3%
Reversal of credit losses on unfunded commitments	(79)	(555)	476	85.8
Provision for (reversal of) credit losses	$1,909	$(1,204)	$3,113	258.6%
The provision for credit losses on loans reflects the amount required to maintain the ACL on loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. The provision for credit losses on loans increased during the three months ended June 30, 2023 due primarily to an increase in loans receivable as well as a change in mix of loans. Future assessments of the expected credit losses will not only be impacted by changes in the composition of and amount of loans and to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period. The reversal of provision for credit losses on unfunded commitments recognized during the three months ended June 30, 2023 was due primarily to higher loan utilization rates.
The reversal of provision for credit losses on loans recognized during the three months ended June 30, 2022 was due primarily to a reduction of loans individually evaluated for losses and, as a result, their related ACL. The reversal of provision for credit losses on unfunded commitments recognized during the three months ended June 30, 2022 was due primarily to higher loan utilization rates.
Comparison of six months ended June 30, 2023 to the comparable period in the prior year
The following table presents the provision for credit losses for the periods indicated:

	Six Months Ended June 30,
	2023	2022	Change	Percentage Change
	(Dollars in thousands)
Provision for (reversal of) credit losses on loans	$3,701	$(3,171)	$6,872	(216.7)%
Provision for (reversal of) credit losses on unfunded commitments	33	(1,610)	1,643	(102.0)
Provision for (reversal of) credit losses	$3,734	$(4,781)	$8,515	(178.1)%
The provision for credit losses recognized during the six months ended June 30, 2023 was due primarily to an increase in loans receivable as well as a change in mix of loans. The provision for credit losses on unfunded commitments recognized during the six months ended June 30, 2023 was due primarily to an increase in unfunded loan commitments offset partially by higher loan utilization rates.
The reversal of provision for credit losses recognized during the six months ended June 30, 2022 was due primarily to a reduction of loans individually evaluated for losses and, as a result, their related ACL. The reversal of provision for credit losses on unfunded commitments recognized during the six months ended June 30, 2022 was due primarily to higher loan utilization rates.

Noninterest Income Overview
Comparison of three months ended June 30, 2023 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(Dollars in thousands)
Service charges and other fees	$2,682	$2,577	$105	4.1%
Card revenue	2,123	2,146	(23)	(1.1)
Gain on sale of loans, net	101	219	(118)	(53.9)
Interest rate swap fees	115	26	89	342.3
Bank owned life insurance income	837	764	73	9.6
Other income	1,423	1,284	139	10.8
Total noninterest income	$7,281	$7,016	$265	3.8%
Noninterest income increased $265,000, or 3.8%, during the three months ended June 30, 2023 compared to the same period in 2022 due primarily to an increase service charges on deposit accounts and dividend income on FHLB stock included in other income offset partially by a decline in gain on sale of loans, net due to a decline in the volume of mortgage loans sold.
Comparison of six months ended June 30, 2023 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(Dollars in thousands)
Service charges and other fees	$5,306	$5,051	$255	5.0%
Card revenue	4,123	4,409	(286)	(6.5)
Loss on sale of investment securities, net	(286)	—	(286)	(100.0)

	Six Months Ended June 30,
	2023	2022	Change	% Change
Gain on sale of loans, net	150	460	(310)	(67.4)
Interest rate swap fees	168	305	(137)	(44.9)
Bank owned life insurance income	1,546	2,459	(913)	(37.1)
Gain on sale of other assets, net	2	204	(202)	(99.0)
Other income	4,530	2,666	1,864	69.9
Total noninterest income	$15,539	$15,554	$(15)	(0.1)%
Noninterest income decreased $15,000, or 0.1%, during the six months ended June 30, 2023 compared to the same period in 2022. Other income increased due primarily to a one-time $1.6 million gain on sale of Visa Inc. Class B common stock recognized during the six months ended June 30, 2023. Bank owned life insurance income decreased due primarily to a $1.0 million death benefit recognized during the six months ended June 30, 2022. Gain on sale of loans, net declined due primarily to a decrease in the volume of loans sold.

Noninterest Expense Overview
Comparison of three months ended June 30, 2023 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(Dollars in thousands)
Compensation and employee benefits	$24,781	$21,778	$3,003	13.8%
Occupancy and equipment	4,666	4,171	495	11.9
Data processing	4,500	4,185	315	7.5
Marketing	441	344	97	28.2
Professional services	751	529	222	42.0
State/municipal business and use tax	1,054	867	187	21.6
Federal deposit insurance premium	797	425	372	87.5
Amortization of intangible assets	623	704	(81)	(11.5)
Other expense	3,712	2,704	1,008	37.3
Total noninterest expense	$41,325	$35,707	$5,618	15.7%
Noninterest expense increased $5.6 million, or 15.7%, during the three months ended June 30, 2023 compared to the same period in 2022 due primarily to an increase in compensation and employee benefits resulting from an increase in the number of full-time equivalent employees including the addition of commercial and relationship banking teams in 2023 and an increase in salaries and wages due to annual salary increases. Occupancy and equipment expense increased due to the expansion into Eugene, Oregon and Boise, Idaho. Data processing costs increased due primarily to the expansion of digital services including the addition of the ability to open consumer deposit accounts online. Federal deposit insurance premiums increased due to the increase in the assessment rate starting in January 2023. Other expense increased due to an increase in customer deposit loss expense and employee related expenses which included additional expenses related to calling efforts for the newly added teams as well as a general increase in operating costs.
Comparison of six months ended June 30, 2023 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(Dollars in thousands)
Compensation and employee benefits	$50,317	$43,030	$7,287	16.9%
Occupancy and equipment	9,558	8,502	1,056	12.4
Data processing	8,842	8,246	596	7.2
Marketing	843	610	233	38.2
Professional services	1,379	1,228	151	12.3

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(Dollars in thousands)
State/municipal business and use tax	2,062	1,663	399	24.0
Federal deposit insurance premium	1,647	1,025	622	60.7
Amortization of intangible assets	1,246	1,408	(162)	(11.5)
Other expense	7,036	5,715	1,321	23.1
Total noninterest expense	$82,930	$71,427	$11,503	16.1%
Noninterest expense increased $11.5 million, or 16.1%, during the six months ended June 30, 2023 compared to the same period in 2022 due primarily to an increase in compensation and employee benefits resulting from a 6.0% increase in the number of full-time equivalent employees including the addition of commercial and relationship banking teams in 2023 and an increase in salaries and wages due to annual salary increases. Occupancy and equipment expense increased due to the expansion into Eugene, Oregon and Boise, Idaho. Data processing costs increased due primarily to the expansion of digital services including the addition of the ability to open consumer deposit accounts online. Federal deposit insurance premiums increased due to the increase in the assessment rate starting in January 2023. Other expense increased due to an increase in customer deposit loss expense and employee related expenses which included additional expenses related to calling efforts for the newly added teams as well as a general increase in operating costs.

Income Tax Expense Overview
Comparison of three months ended June 30, 2023 to the comparable period in the prior year
The following table presents the income tax expense, related metrics and their changes for the periods indicated:

	Three Months Ended June 30,		Change
	2023	2022	$	%
	(Dollars in thousands)
Income before income taxes	$19,871	$22,561	$(2,690)	(11.9)%
Income tax expense	$3,025	$3,977	$(952)	(23.9)%
Effective income tax rate	15.2%	17.6%	(2.4)%	(13.6)%
Income tax expense and the effective income tax rate both decreased due primarily to lower estimated pre-tax income which increased the impact of favorable permanent tax items such as tax-exempt investments, investments in bank owned life insurance and investments in low-income housing tax credits during the three months ended June 30, 2023 compared to the same period in 2022.
Comparison of six months ended June 30, 2023 to the comparable period in the prior year.
The following table presents the income tax expense and related metrics and the change for the periods indicated:

	Six Months Ended June 30,
	2023	2022	Change	% Change
	(Dollars in thousands)
Income before income taxes	$44,541	$45,900	$(1,359)	(3.0)%
Income tax expense	$7,238	$7,559	$(321)	(4.2)%
Effective income tax rate	16.3%	16.5%	(0.2)%	(1.2)%
Income tax expense and the effective income rate both decreased slightly due primarily to lower estimated pre-tax income during the six months ended June 30, 2023 compared to the same period in 2022.

Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition at the periods indicated:

	June 30, 2023	December 31, 2022	$ Change	% Change
	(Dollars in thousands)
Assets
Cash and cash equivalents	$108,378	$103,590	$4,788	4.6%
Investment securities available for sale, at fair value, net	1,276,550	1,331,443	(54,893)	(4.1)
Investment securities held to maturity, at amortized cost, net	754,276	766,396	(12,120)	(1.6)
Loans held for sale	752	—	752	100.0
Loans receivable, net	4,204,936	4,007,872	197,064	4.9
Premises and equipment, net	79,401	76,930	2,471	3.2
Federal Home Loan Bank stock, at cost	8,373	8,916	(543)	(6.1)
Bank owned life insurance	122,905	122,059	846	0.7
Accrued interest receivable	18,969	18,547	422	2.3
Prepaid expenses and other assets	293,950	296,181	(2,231)	(0.8)
Other intangible assets, net	5,981	7,227	(1,246)	(17.2)
Goodwill	240,939	240,939	—	—
Total assets	$7,115,410	$6,980,100	$135,310	1.9%

Liabilities and Stockholders' Equity
Deposits	$5,579,657	$5,907,420	$(327,763)	(5.5)%
Deposits held for sale	15,886	17,420	(1,534)	(8.8)
Total deposits	5,595,543	5,924,840	(329,297)	(5.6)
Borrowings	450,000	—	450,000	100.0
Junior subordinated debentures	21,619	21,473	146	0.7
Securities sold under agreement to repurchase	38,215	46,597	(8,382)	(18.0)
Accrued expenses and other liabilities	190,300	189,297	1,003	0.5
Total liabilities	6,295,677	6,182,207	113,470	1.8
Common stock	550,103	552,397	(2,294)	(0.4)
Retained earnings	367,085	345,346	21,739	6.3
Accumulated other comprehensive loss, net	(97,455)	(99,850)	2,395	2.4
Total stockholders' equity	819,733	797,893	21,840	2.7
Total liabilities and stockholders' equity	$7,115,410	$6,980,100	$135,310	1.9%
Total assets increased due primarily to an increase in loans receivable, net due to loan growth, offset partially by a decrease in investment securities. Total liabilities and stockholders' equity increased due primarily to an increase in borrowings and retained earnings, offset partially by a decrease in deposits.

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

The following table provides information regarding our investment securities at the dates indicated:

	June 30, 2023		December 31, 2022		Change
	Balance	% of Total	Balance	% of Total	$	%
	(Dollars in thousands)
Investment securities available for sale, at fair value:
U.S. government and agency securities	$64,259	3.2%	$63,859	3.0%	$400	0.6%
Municipal securities	130,015	6.4	153,026	7.3	(23,011)	(15.0)
Residential CMO and MBS(1)	410,972	20.2	424,386	20.2	(13,414)	(3.2)
Commercial CMO and MBS(1)	648,341	32.0	664,421	31.8	(16,080)	(2.4)
Corporate obligations	3,774	0.2	3,834	0.2	(60)	(1.6)
Other asset-backed securities	19,189	0.9	21,917	1.0	(2,728)	(12.4)
Total	$1,276,550	62.9%	$1,331,443	63.5%	$(54,893)	(4.1)%

Investment securities held to maturity, at amortized cost:
U.S. government and agency securities	$151,005	7.4%	$150,936	7.2%	$69	0.05%
Residential CMO and MBS(1)	280,032	13.8	290,318	13.8	(10,286)	(3.5)
Commercial CMO and MBS(1)	323,239	15.9	325,142	15.5	(1,903)	(0.6)
Total	$754,276	37.1%	$766,396	36.5%	$(12,120)	(1.6)%

Total investment securities	$2,030,826	100.0%	$2,097,839	100.0%	$(67,013)	(3.2)%
(1) U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations.
Total investment securities decreased $67.0 million, or 3.2%, to $2.03 billion at June 30, 2023 from $2.10 billion at December 31, 2022 due primarily to maturities and prepayments of $61.4 million and sales of $22.7 million, partially offset by purchases of $15.0 million.

Loan Portfolio Overview
Changes by loan type
The Company originates a wide variety of loans with a focus on commercial business loans. In addition to originating loans, the Company may also acquire loans through pool purchases, participation purchases and syndicated loan purchases. The following table provides information about our loan portfolio by type of loan at the dates indicated:

	June 30, 2023		December 31, 2022		Change
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	$	%
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$708,021	16.7%	$692,100	17.1%	$15,921	2.3%
SBA PPP	567	—	1,468	—	(901)	(61.4)
Owner-occupied CRE	958,912	22.6	937,040	23.1	21,872	2.3
Non-owner occupied CRE	1,644,490	38.6	1,586,632	39.2	57,858	3.6
Total commercial business	3,311,990	77.9	3,217,240	79.4	94,750	2.9
Residential real estate	375,659	8.8	343,631	8.5	32,028	9.3
Real estate construction and land development:
Residential	78,660	1.9	80,074	2.0	(1,414)	(1.8)
Commercial and multifamily	307,041	7.2	214,038	5.3	93,003	43.5
Total real estate construction and land development	385,701	9.1	294,112	7.3	91,589	31.1
Consumer	177,994	4.2	195,875	4.8	(17,881)	(9.1)
Total	$4,251,344	100.0%	$4,050,858	100.0%	$200,486	4.9%

Loans receivable increased $200.5 million, or 4.9%, to $4.25 billion at June 30, 2023 from $4.05 billion at December 31, 2022 primarily due to new loan growth. New loans funded during the six months ended June 30, 2023 were $271.7 million. The largest increase in the loan portfolio occurred in commercial and multifamily construction loans, which increased $93.0 million or 43.5% due to new loan originations and advances on outstanding loans. New commitments for commercial and multifamily construction loans were $134.8 million during the six months ended June 30, 2023.
Owner-occupied CRE and non-owner occupied CRE loans increased by $79.7 million to $2.60 billion at June 30, 2023, compared to $2.52 billion at December 31, 2022. The following table provides information about our owner occupied CRE and non-owner occupied CRE loans by collateral type at the dates indicated:

	June 30, 2023		December 31, 2022		Change
	Amortized Cost	% of CRE Loans	Amortized Cost	% of CRE Loans	$	%
	(Dollars in thousands)
Owner occupied and non-owner occupied CRE loans by collateral type:
Office	569,183	21.9%	579,762	22.9%	(10,579)	(1.8)%
Industrial	411,842	15.9%	366,947	14.6%	44,895	12.2%
Retail store / shopping center	295,187	11.3%	291,799	11.6%	3,388	1.2%
Multi-family	258,574	9.9%	256,661	10.2%	1,913	0.7%
Mixed use property	151,100	5.8%	154,793	6.1%	(3,693)	(2.4)%
Motel / hotel	141,000	5.4%	129,352	5.1%	11,648	9.0%
Single purpose	111,813	4.3%	112,924	4.5%	(1,111)	(1.0)%
Warehouse	157,925	6.1%	147,443	5.8%	10,482	7.1%
Mini-storage	159,626	6.1%	148,580	5.9%	11,046	7.4%
Recreational / school	67,934	2.6%	70,565	2.8%	(2,631)	(3.7)%
Other	279,218	10.7%	264,846	10.5%	14,372	5.4%
Total	$2,603,402	100.0%	$2,523,672	100.0%	79,730	3.2%
Office loans were the largest segment of owner-occupied and non-owner occupied CRE loans at $569.2 million, representing 21.9% of the total owner-occupied CRE and non-owner occupied CRE, at June 30, 2023. Of this total, $283.7 million, or 49.8%, were owner-occupied CRE loans. Owner-occupied CRE loans have a lower risk profile as there is less tenant rollover risk and generally have guarantees from the company occupying the space as well as the owners of the company. The average loan balance of owner-occupied CRE and non-owner occupied CRE was $1.1 million at June 30, 2023.
Loans classified as nonaccrual and performing modified loans and nonperforming assets
The following table provides information about our nonaccrual loans, performing modified loans and nonperforming assets for the dates indicated:

	June 30, 2023	December 31, 2022	Change	% Change
	(Dollars in thousands)
Nonaccrual loans: (1)
Commercial business	$4,630	$5,869	$(1,239)	(21.1)%
Real estate construction and land development	—	37	(37)	(100.0)
Total nonaccrual loans	4,630	5,906	(1,276)	(21.6)
Other real estate owned	—	—	—	n/a
Total nonperforming assets	$4,630	$5,906	$(1,276)	(21.6)%

Accruing loans past due 90 days or more	$2,274	$1,615	$659	40.8%

Credit quality ratios:
Nonaccrual loans to loans receivable	0.11%	0.15%	(0.04)%	(26.7)%
Nonaccrual loans to total assets	0.07	0.08	(0.01)	(12.5)

	June 30, 2023	December 31, 2022	Change	% Change
	(Dollars in thousands)
Modified loans: (2)
Commercial business	$5,899
Consumer	29
Total performing modified loans	$8,912
(1) At June 30, 2023 and December 31, 2022, $1.3 million and $1.5 million of nonaccrual loans, respectively, were guaranteed by government agencies.
2) The Company adopted ASU 2022-02 on a prospective basis January 1, 2023.
The following table provides the changes in nonaccrual loans during the six months ended June 30, 2023:

(In thousands)
Balance, beginning of period	$5,906
Additions	468
Net principal payments, sales and transfers to accruing status	(1,094)
Payoffs	(650)
Charge-offs	—
Balance, end of period	$4,630
Nonaccrual loans decreased $1.3 million, or 21.6%, due primarily to ongoing collection efforts.

Allowance for Credit Losses on Loans Overview
The following table provides information regarding our ACL on loans for the periods indicated:

	At or For the Six Months Ended June 30,		Change
	2023	2022	$	%
	(Dollars in thousands)
ACL on loans at the end of period	$46,408	$39,696	$6,712	16.9%

Credit quality ratios:
ACL on loans to loans receivable	1.09%	1.02%	0.07	6.9
ACL on loans to nonaccrual loans	1002.33	378.96	623.37	164.5

Net recoveries (charge-offs)	$279	$(506)	$785	(155.1)
Average balance of loans receivable, net during the period(1)	4,092,769	3,792,792	299,977	7.9
Net charge-offs (recoveries) on loans to average loans receivable, net(2)	0.01%	(0.03)%	0.04%	133.3%
(1) Average balance of loans receivable, net includes loans held for sale.
(2) Annualized.
The ACL on loans increased $3.4 million, or 8.0%, to $46.4 million at June 30, 2023 from $43.0 million at December 31, 2022 due primarily to an increase in loans receivable, net as well as a change in mix of loans.
The following table presents the ACL on loans by loan portfolio segment at the indicated dates:

	June 30, 2023			December 31, 2022
	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans
	(Dollars in thousands)
Commercial business	$31,273	0.94%	77.9%	$30,718	0.95%	79.4%
Residential real estate	2,865	0.76	8.8	2,872	0.84	8.5
Real estate construction and land development	9,685	2.51	9.1	7,063	2.40	7.3

	June 30, 2023			December 31, 2022
	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans
	(Dollars in thousands)
Consumer	2,585	1.45	4.2	2,333	1.19	4.8
Total ACL on loans	$46,408	1.09%	100.0%	$42,986	1.06%	100.0%

Deposits Overview
The following table summarizes the Company's deposits at the dates indicated:

	June 30, 2023		December 31, 2022		Change
	Balance (1)	% of Total Deposits	Balance	% of Total Deposits	$	%
	(Dollars in thousands)
Noninterest demand deposits	$1,857,492	33.2%	$2,099,464	35.5%	$(241,972)	(11.5)%
Interest bearing demand deposits	1,618,539	28.9	1,830,727	30.9	(212,188)	(11.6)
Money market accounts	1,143,284	20.4	1,063,243	17.9	80,041	7.5
Savings accounts	535,065	9.6	623,833	10.5	(88,768)	(14.2)
Total non-maturity deposits	5,154,380	92.1	5,617,267	94.8	(462,887)	(8.2)
Certificates of deposit	441,163	7.9	307,573	5.2	133,590	43.4
Total deposits	$5,595,543	100.0%	$5,924,840	100.0%	$(329,297)	(5.6)%
(1) Deposit balances include deposits held for sale of $15.9 million and $17.4 million at June 30, 2023 and December 31, 2022, respectively.
Total deposits decreased $329.3 million, or 5.6%, to $5.60 billion at June 30, 2023, compared to $5.92 billion due primarily to an overall reduction in market liquidity, as well as interest rate sensitive clients moving a portion of their non-operating deposits. Money market accounts increased $80.0 million due to an increase in public deposits. Certificate of deposits increased due to increasing rates which, attracted customers to this deposit type as well as the addition of $44.7 million in brokered deposits.
The Bank entered into a purchase and sale agreement with a third party to sell and transfer certain assets, deposits and other liabilities of its branch in Ellensburg, WA during the three months ended September 30, 2022. As a result of entering into this purchase and sale agreement, approximately $15.9 million and $17.4 million in deposits were classified as held for sale as of June 30, 2023 and December 31, 2022, respectively. The sale is expected to be completed during the three months ended September 30, 2023.

Borrowings Overview
The FHLB functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At June 30, 2023, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $1.22 billion. The Bank had no FHLB advances outstanding at both June 30, 2023 and December 31, 2022. Advances from the FHLB may be collateralized by FHLB stock owned by the Bank, deposits at the FHLB, certain commercial and residential real estate loans, investment securities or other assets.
The Bank maintains a credit facility with the FRB through both the Discount Window and BTFP with available borrowing capacity of $859.7 million as of June 30, 2023. The Bank had $450.0 million in BTFP borrowings outstanding at June 30, 2023. During the three months ended June 30, 2023, the Company transferred all borrowings to the BTFP due to advantageous terms and conditions. The BTFP offers loans of up to one year in length to institutions pledging eligible investment securities. The advance rate on the collateral is at par value. The average rate on borrowings from the BTFP was 4.72% as compared to an average rate of 5.15% for FHLB borrowings during the three months ended June 30, 2023. The Bank had no FRB borrowings outstanding at December 31, 2022. All advances are secured by investment securities.
The Company utilizes securities sold under agreement to repurchase with one day maturities as a supplement to funding sources. Securities sold under agreement to repurchase are secured by pledged investment securities. Under the securities sold under agreement to repurchase, the Company is required to maintain an aggregate market value of securities pledged greater than the balance of the securities sold under agreement to repurchase. At June 30, 2023 and December 31, 2022, the Company had securities sold under agreements to repurchase of $38.2 million and $46.6 million, respectively.

In addition to funds obtained in the ordinary course of business, the Company assumed trust preferred securities and junior subordinated debentures as part of a prior acquisition. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital. The junior subordinated debentures outstanding as of June 30, 2023 and December 31, 2022 were $21.6 million and $21.5 million, respectively, net of unaccreted discount.
The Bank maintains available unsecured federal funds lines with five correspondent banks totaling $145.0 million, with no outstanding borrowings at June 30, 2023.

Stockholders' Equity Overview
The Company’s stockholders' equity to assets ratio was 11.5% and 11.4% at June 30, 2023 and December 31, 2022. Total stockholders' equity increased $21.8 million, or 2.7%, to $819.7 million at June 30, 2023 from $797.9 million at December 31, 2022. The increase was due primarily to $37.3 million in net income recognized, offset partially by $15.6 million in cash dividends declared and $4.4 million for the repurchase of the Company's common stock during the six months ended June 30, 2023.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On July 19, 2023, the Company’s board of directors declared a regular quarterly dividend of $0.22 per common share payable on August 16, 2023 to shareholders of record on August 2, 2023.

Regulatory Requirements Overview
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the unaudited Condensed Consolidated Financial Statements. Additionally, the Company and the Bank are required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. Management believes that as of June 30, 2023, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of June 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories. The following table presents the actual capital ratios of the Company and the Bank at the periods indicated:

	Company		Bank
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Common equity Tier 1 capital ratio	12.8%	12.8%	12.8%	12.9%
Leverage ratio	9.9	9.7	9.6	9.4
Tier 1 capital ratio	13.2	13.2	12.8	12.9
Total capital ratio	14.1	14.0	13.7	13.7
Capital conservation buffer	6.1	6.0	5.7	5.7
As of both June 30, 2023 and December 31, 2022, the capital measures reflect the revised CECL capital transition provisions adopted by the Federal Reserve and the FDIC that allowed the Bank the option to delay for two years until December 31, 2021 an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period.

Liquidity and Capital Resources
We maintain sufficient cash and cash equivalents and investment securities to meet short-term liquidity needs and actively monitor our long-term liquidity position to ensure the availability of capital resources for contractual obligations, strategic loan growth objectives and to fund operations. Our funding strategy has been to acquire non-maturity deposits from our retail accounts, and noninterest bearing demand deposits from our commercial customers and to use our borrowing availability to fund growth in assets. Our liquidity policy permits the purchase of brokered deposits in an amount not to exceed 15% of the Bank's total deposits as a secondary source for funding. At June 30, 2023, we had $44.7 million in brokered deposits, which constituted 0.80% of total deposits. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition so we adhere to internal management targets assigned to the loan to deposit ratio, liquidity ratio, net short-term non-core funding ratio and non-core liabilities to total assets ratio to ensure an appropriate liquidity position. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.
The following table summarizes the Company's available liquidity as of the dates indicated:

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
FRB borrowing availability	859,730	$46,827
FHLB borrowing availability(1)	1,216,990	$1,226,234
Unencumbered investment securities available for sale(2)	872,109	$1,323,947
Cash and cash equivalents	108,378	103,590
Fed funds line borrowing availability with correspondent banks	145,000	215,000
Total sources of liquidity	3,202,207	2,915,598
Less: Borrowings outstanding	(450,000)	—
Total liquidity	$2,752,207	$2,915,598
(1) Includes FHLB borrowing availability of $1.22 billion at June 30, 2023 based on pledged assets, however, maximum credit capacity is 45% of the Bank's total assets one quarter in arrears or $3.10 billion.
(2) Investment securities available for sale at fair value.

Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our capital resources since the information disclosed in our 2022 Annual Form 10-K. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

Critical Accounting Estimates
Our critical accounting estimates are described in detail in the "Critical Accounting Estimates" section within Item 7 of our 2022 Annual Form the Form 10-K. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting estimates include estimates of the ACL on loans, the ACL on unfunded commitments and goodwill. There have been no material changes in these estimates during the six months ended June 30, 2023.

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

Based on the results of the simulation model, the following table presents the change in our net interest income as a result of parallel rate shock scenarios for the presented periods after the dates shown:

	June 30, 2023		December 31, 2022
	Amount	% Change in Net Interest Income	Amount	% Change in Net Interest Income
	(Dollars in thousands)
Modeled increase in market interest rates of 100 basis points
Increase in net interest income in Year 1	$3,489	1.5%	$5,113	2.0%
Increase in net interest income in Year 2	4,281	1.7	11,147	4.1
Modeled increase in market interest rates of 200 basis points
Increase in net interest income in Year 1	5,227	2.3	8,181	3.2
Increase in net interest income in Year 2	6,896	2.8	19,889	7.3
Modeled decrease in market interest rates of 100 basis points
Increase (decrease) in net interest income in Year 1	3,970	1.7	(5,433)	(2.1)
Decrease in net interest income in Year 2	(1,297)	(0.5)	(10,534)	(3.9)
Modeled decrease in market interest rates of 200 basis points
Increase (decrease) in net interest income in Year 1	2,285	1.0	(16,840)	(6.6)
Decrease in net interest income in Year 2	$(8,649)	(3.5)%	$(29,942)	(11.0)%
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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2023 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.

(c) Repurchase Plans
The following table provides information about repurchases of common stock by the Company during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
April 1, 2023—April 30, 2023	69,223	$18.25	10,144,441	480,636
May 1, 2023— May 31, 2023	24,727	16.51	10,169,168	455,909
June 1, 2023—June 30, 2023	4,508	17.60	10,169,168	455,909
Total	98,458	$17.78
(1)Of the common shares repurchased by the Company between April 1, 2023 and June 30, 2023, a total of 4,508 shares represented the cancellation of stock to pay withholding taxes on vested restricted stock units and were not repurchased pursuant to the publicly announced stock repurchase program.
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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.    OTHER INFORMATION
A.None
B.None
C.None. During the three months ended June 30, 2023, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.
ITEM 6.     EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
10.1*	Heritage Financial Corporation 2023 Omnibus Equity Plan	DEF 14A	4.4	03/22/2023
10.2*	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2023 Omnibus Equity Plan	S-8	4.5	05/8/2023
10.3*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2023 Omnibus Equity Plan	S-8	4.6	05/8/2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*Indicates management contract or compensatory plan or arrangement.
(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION
Date:
August 4, 2023	/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer
Date:
August 4, 2023	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer