Form 10-Q
period 2023-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2023-11-09
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023 or

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
As of October 25, 2023, there were 34,901,076 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2023

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
•potential adverse impacts to economic conditions nationally or in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company’s business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth;
•changes in the interest rate environment, including the recent increases in the Federal Reserve benchmark rate and duration at which such increased interest rate levels are maintained, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
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
•the impact of continuing inflation and the current and future monetary policies of the Federal Reserve in response thereto;
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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•other risks detailed from time to time in our reports filed with or furnished to the SEC, including our 2022 Annual Form 10-K which are available on our website at www.hf-wa.com and on the SEC's website at www.sec.gov.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except shares)

	September 30, 2023	December 31 2022
ASSETS
Cash on hand and in banks	$61,568	$74,295
Interest earning deposits	158,935	29,295
Cash and cash equivalents	220,503	103,590
Investment securities available for sale, at fair value, net (amortized cost of $1,292,500 and $1,460,033, respectively)	1,147,547	1,331,443
Investment securities held to maturity, at amortized cost, net (fair value of $636,257 and $673,434, respectively)	746,845	766,396
Total investment securities	1,894,392	2,097,839
Loans held for sale	263	—
Loans receivable	4,266,858	4,050,858
Allowance for credit losses on loans	(46,947)	(42,986)
Loans receivable, net	4,219,911	4,007,872
Premises and equipment, net	76,436	76,930
Federal Home Loan Bank stock, at cost	8,373	8,916
Bank owned life insurance	123,639	122,059
Accrued interest receivable	18,794	18,547
Prepaid expenses and other assets	341,952	296,181
Other intangible assets, net	5,386	7,227
Goodwill	240,939	240,939
Total assets	$7,150,588	$6,980,100
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$5,635,187	$5,907,420
Deposits held for sale	—	17,420
Total deposits	5,635,187	5,924,840
Borrowings	450,000	—
Junior subordinated debentures	21,692	21,473
Securities sold under agreement to repurchase	23,158	46,597
Accrued expenses and other liabilities	207,005	189,297
Total liabilities	6,337,042	6,182,207
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 34,901,076 and 35,106,697 shares issued and outstanding, respectively	548,652	552,397
Retained earnings	377,522	345,346
Accumulated other comprehensive loss, net	(112,628)	(99,850)
Total stockholders’ equity	813,546	797,893
Total liabilities and stockholders’ equity	$7,150,588	$6,980,100

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
INTEREST INCOME:
Interest and fees on loans	$56,119	$43,847	$160,192	$125,762
Taxable interest on investment securities	14,590	12,362	44,021	25,972
Nontaxable interest on investment securities	448	892	1,554	2,645
Interest on interest earning deposits	2,310	4,009	4,436	7,057
Total interest income	73,467	61,110	210,203	161,436
INTEREST EXPENSE:
Deposits	11,877	1,478	25,012	4,315
Junior subordinated debentures	540	312	1,521	745
Securities sold under agreement to repurchase	38	34	148	98
Borrowings	5,394	—	12,238	—
Total interest expense	17,849	1,824	38,919	5,158
Net interest income	55,618	59,286	171,284	156,278
(Reversal of) provision for credit losses	(878)	1,945	2,856	(2,836)
Net interest income after (reversal of) provision for credit losses	56,496	57,341	168,428	159,114
NONINTEREST INCOME:
Service charges and other fees	2,856	2,688	8,162	7,739
Card revenue	2,273	2,365	6,396	6,774
Loss on sale of investment securities, net	(1,940)	—	(2,226)	—
Gain on sale of loans, net	157	133	307	593
Interest rate swap fees	62	78	230	383
Bank owned life insurance income	734	723	2,280	3,182
Gain on sale of other assets, net	—	265	2	469
Other income	2,129	1,201	6,659	3,867
Total noninterest income	6,271	7,453	21,810	23,007
NONINTEREST EXPENSE:
Compensation and employee benefits	25,008	24,206	75,325	67,236
Occupancy and equipment	4,814	4,422	14,372	12,924
Data processing	4,366	4,185	13,208	12,431
Marketing	389	358	1,232	968
Professional services	582	639	1,961	1,867
State/municipal business and use taxes	1,088	963	3,150	2,626
Federal deposit insurance premium	818	500	2,465	1,525
Amortization of intangible assets	595	671	1,841	2,079
Other expense	3,310	3,203	10,346	8,918
Total noninterest expense	40,970	39,147	123,900	110,574
Income before income taxes	21,797	25,647	66,338	71,547
Income tax expense	3,578	4,657	10,816	12,216
Net income	$18,219	$20,990	$55,522	$59,331
Basic earnings per share	$0.52	$0.60	$1.58	$1.69
Diluted earnings per share	$0.51	$0.59	$1.57	$1.67
Dividends declared per share	$0.22	$0.21	$0.66	$0.63
Average number of basic shares outstanding	35,022,676	35,103,984	35,062,760	35,103,048
Average number of diluted shares outstanding	35,115,165	35,468,890	35,305,456	35,438,672
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Dollars in thousands thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$18,219	$20,990	$55,522	$59,331
Change in fair value of investment securities available for sale, net of tax of $(4,673), $(12,027), $(4,258) and $(31,778), respectively	(16,627)	(43,143)	(14,332)	(114,022)
Amortization of net unrealized gain for the reclassification of investment securities available for sale to held to maturity, net of tax of $(17), $(20), $(51) and $(103), respectively	(60)	(75)	(183)	(375)
Reclassification adjustment for net loss from sale of investment securities available for sale included in income, net of tax of $426, $0, $489 and $0, respectively	1,514	—	1,737	—
Other comprehensive loss	(15,173)	(43,218)	(12,778)	(114,397)
Comprehensive income (loss)	$3,046	$(22,228)	$42,744	$(55,066)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except shares and per share amounts)

	Three Months Ended September 30, 2023
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at June 30, 2023	35,047,800	$550,103	$367,085	$(97,455)	$819,733
Restricted stock units vested	1,730
Stock-based compensation expense		1,120			1,120
Common stock repurchased	(148,454)	(2,571)			(2,571)
Net income			18,219		18,219
Other comprehensive loss, net of tax				(15,173)	(15,173)
Cash dividends declared on common stock ($0.22 per share)			(7,782)		(7,782)
Balance at September 30, 2023	34,901,076	$548,652	$377,522	$(112,628)	$813,546

	Nine Months Ended September 30, 2023
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2022	35,106,697	$552,397	$345,346	$(99,850)	$797,893
Restricted stock units vested	156,370
Stock-based compensation expense	—	3,204			3,204
Common stock repurchased	(361,991)	(6,949)			(6,949)
Net income			55,522		55,522
Other comprehensive loss, net of tax				(12,778)	(12,778)
Cash dividends declared on common stock (0.66 per share)			(23,346)		(23,346)
Balance at September 30, 2023	34,901,076	$548,652	$377,522	$(112,628)	$813,546

	Three Months Ended September 30, 2022
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at June 30, 2022	35,103,929	$550,417	$316,732	$(61,783)	$805,366
Restricted stock units vested	419
Stock-based compensation expense	—	1,004			1,004
Common stock repurchased	(100)	(2)			(2)
Net income			20,990		20,990
Other comprehensive loss, net of tax				(43,218)	(43,218)
Cash dividends declared on common stock ($0.21 per share)			(7,438)		(7,438)
Balance at September 30, 2022	35,104,248	$551,419	$330,284	$(105,001)	$776,702

	Nine Months Ended September 30, 2022
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2021	35,105,779	$551,798	$293,238	$9,396	$854,432
Restricted stock units vested	124,839
Stock-based compensation expense		2,797			2,797
Common stock repurchased	(126,370)	(3,176)			(3,176)
Net income			59,331		59,331
Other comprehensive loss, net of tax				(114,397)	(114,397)
Cash dividends declared on common stock ($0.63 per share)			(22,285)		(22,285)
Balance at September 30, 2022	35,104,248	$551,419	$330,284	$(105,001)	$776,702

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$55,522	$59,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,370	(620)
Provision for (reversal of) credit losses	2,856	(2,836)
Stock-based compensation expense	3,204	2,797
Amortization of intangible assets	1,841	2,079
Origination of mortgage loans held for sale	(13,685)	(15,190)
Proceeds from sale of mortgage loans held for sale	13,729	17,259
Bank owned life insurance income	(2,280)	(3,182)
Valuation adjustment on interest rate swaps	—	(67)
Gain on sale of mortgage loans held for sale, net	(307)	(593)
Loss on sale of investment securities available for sale, net	2,226	—
Gain on sale of premises and equipment	—	(403)
Gain on sale of branch including related deposits, net	(610)	—
Other	13,698	3,865
Net cash provided by operating activities	78,564	62,440
Cash flows from investing activities:
Loan originations and purchases, net of payments	(212,222)	(176,700)
Maturities and repayments of investment securities available for sale	135,084	132,854
Maturities and repayments of investment securities held to maturity	18,876	21,620
Purchase of investment securities available for sale	(37,724)	(742,801)
Purchase of investment securities held to maturity	—	(412,835)
Purchase of premises and equipment	(9,250)	(2,295)
Purchase of bank owned life insurance	—	(105)
Proceeds from bank owned life insurance death benefit	—	2,114
Purchases of Federal Home Loan Bank stock	(45,588)	(985)
Proceeds from sales of investment securities available for sale	67,900	—
Proceeds from redemption of Federal Home Loan Bank stock	46,131	2
Proceeds from sales of premises and equipment	2	2,208
Capital contributions to low-income housing tax credit partnerships	(32,517)	(9,245)
Net cash paid related to branch divestiture	(13,826)	—
Net cash used by investing activities	(83,134)	(1,186,168)
Cash flows from financing activities:
Net decrease in deposits	(274,988)	(156,555)
Proceeds from borrowings	1,789,700	50
Repayment of borrowings	(1,339,700)	(50)
Common stock cash dividends paid	(23,141)	(22,119)
Net decrease in securities sold under agreement to repurchase	(23,439)	(10,390)
Repurchase of common stock	(6,949)	(3,176)
Net cash provided (used) by financing activities	121,483	(192,240)
Net increase (decrease) in cash and cash equivalents	116,913	(1,315,968)
Cash and cash equivalents at beginning of period	103,590	1,723,292
Cash and cash equivalents at end of period	$220,503	$407,324

	Nine Months Ended September 30,
	2023	2022

Supplemental disclosures of cash flow information:
Cash paid for interest	$29,921	$4,939
Cash paid for income taxes, net of refunds	1,634	1,987

Supplemental non-cash disclosures of cash flow information:
Investment in LIHTC partnership and related funding commitment	37,042	10,728
Right of use assets obtained in exchange for new operating lease liabilities	6,663	2,869
Transfer of bank owned life insurance to prepaid expenses and other assets due to death benefit accrued	700	—
Transfers of premises and equipment classified as held for sale to prepaid expenses and other assets from premises and equipment, net	5,074	910
Transfer of deposits to deposits held for sale	—	22,771

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1)Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, the Bank. The Bank is headquartered in Olympia, Washington and conducts business from its 50 branch offices located throughout Washington State, the greater Portland, Oregon area, Eugene, Oregon and Boise, Idaho. The Bank’s business consists primarily of commercial lending and deposit relationships with small and medium-sized businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates first mortgage loans on residential properties primarily located in its market areas. The Bank's deposits are insured by the FDIC subject to limitations.
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is recommended these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2022 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the unaudited Condensed Consolidated Financial Statements are disclosed in greater detail in the 2022 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies from those contained in the 2022 Annual Form 10-K during the nine months ended September 30, 2023.
(d) Recently Issued or Adopted Accounting Pronouncements
FASB ASU 2020-04, Reference Rate Reform (Topic 848), as amended by ASU 2021-01, and ASU 2022-06 was issued in March 2020 and provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are effective for all entities as of March 12, 2020. In December 2022, FASB amended this ASU and deferred the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The amendments are elective, apply to all entities, and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Effective January 25, 2021, the Company adhered to the Interbank Offered Rate Fallbacks Protocol as published by the International Swaps and Derivatives Association, Inc. and recommended by the Alternative Reference Rates Committee. The majority of the Bank’s interest rate swap-related transactions indexed to LIBOR were transferred to another index during the three months ended June 30, 2023. The remaining instruments including loans and investments are either in the process of transition or will transition to a new index at the next repricing date. The Company does not expect the adoption of this ASU to have a material impact on its business operations or Consolidated Statements of Financial Condition.
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
There were no investment securities classified as trading at September 30, 2023 or December 31, 2022.
(a) Investment Securities by Classification, Type and Maturity
The following tables present the amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized and unrecognized gains and losses including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in AOCI, at the dates indicated:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$23,533	$—	$(3,109)	$20,424
Municipal securities	126,763	7	(19,965)	106,805
Residential CMO and MBS(1)	468,174	—	(66,993)	401,181
Commercial CMO and MBS(1)	651,713	5	(54,505)	597,213
Corporate obligations	4,000	—	(220)	3,780
Other asset-backed securities	18,317	62	(235)	18,144
Total	$1,292,500	$74	$(145,027)	$1,147,547
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	September 30, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,040	$—	$(35,221)	$115,819
Residential CMO and MBS(1)	273,609	—	(27,445)	246,164
Commercial CMO and MBS(1)	322,196	—	(47,922)	274,274
Total	$746,845	$—	$(110,588)	$636,257
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$68,912	$—	$(5,053)	$63,859
Municipal securities	171,087	172	(18,233)	153,026
Residential CMO and MBS(1)	479,473	—	(55,087)	424,386
Commercial CMO and MBS(1)	714,136	19	(49,734)	664,421
Corporate obligations	4,000	—	(166)	3,834
Other asset-backed securities	22,425	14	(522)	21,917
Total	$1,460,033	$205	$(128,795)	$1,331,443
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2022
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$150,936	$—	$(33,585)	$117,351
Residential CMO and MBS(1)	290,318	—	(17,440)	272,878
Commercial CMO and MBS(1)	325,142	—	(41,937)	283,205
Total	$766,396	$—	$(92,962)	$673,434
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
The following table presents the amortized cost and fair value of investment securities by contractual maturity at the date indicated. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2023
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$14,139	$14,016	$—	$—
Due after one year through five years	4,983	4,714	—	—
Due after five years through ten years	43,247	38,366	83,252	66,660
Due after ten years	91,927	73,913	67,788	49,159
Total investment securities due at a single maturity date	154,296	131,009	151,040	115,819

	September 30, 2023
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
MBS(1)	1,138,204	1,016,538	595,805	520,438
Total investment securities	$1,292,500	$1,147,547	$746,845	$636,257
(1) MBS, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their payment speed.
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2023 and December 31, 2022.
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

	September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—	$20,424	$(3,109)	$20,424	$(3,109)
Municipal securities	17,390	(485)	84,118	(19,480)	101,508	(19,965)
Residential CMO and MBS(1)	35,167	(515)	366,014	(66,478)	401,181	(66,993)
Commercial CMO and MBS(1)	44,981	(785)	549,283	(53,720)	594,264	(54,505)
Corporate obligations	—	—	3,780	(220)	3,780	(220)
Other asset-backed securities	466	—	7,469	(235)	7,935	(235)
Total	$98,004	$(1,785)	$1,031,088	$(143,242)	$1,129,092	$(145,027)
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$51,900	$(2,031)	$11,959	$(3,022)	$63,859	$(5,053)
Municipal securities	82,580	(5,585)	40,945	(12,648)	123,525	(18,233)
Residential CMO and MBS(1)	217,949	(14,770)	206,437	(40,317)	424,386	(55,087)
Commercial CMO and MBS(1)	473,580	(16,971)	181,692	(32,763)	655,272	(49,734)
Corporate obligations	3,834	(166)	—	—	3,834	(166)
Other asset-backed securities	16,489	(510)	721	(12)	17,210	(522)
Total	$846,332	$(40,033)	$441,754	$(88,762)	$1,288,086	$(128,795)
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
(c) ACL on Investment Securities
The Company evaluated investment securities available for sale as of September 30, 2023 and December 31, 2022 and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of both September 30, 2023 and December 31, 2022. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of September 30, 2023 and December 31, 2022.
The Company also evaluated investment securities held to maturity for current expected credit losses as of September 30, 2023 and December 31, 2022. There were no investment securities held to maturity classified as nonaccrual or past due as of September 30, 2023 and December 31, 2022 and all were issued by the U.S. government and its agencies and either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and had a long history of no credit losses. Accordingly, the Company did not measure expected credit losses on investment securities held to maturity since the historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. Therefore, no ACL on investment securities held to maturity was recorded as of September 30, 2023 and December 31, 2022.
(d) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of investment securities available for sale determined using the specific identification method for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Gross realized gains	$—	$—	$36	$—
Gross realized losses	(1,940)	—	(2,262)	—
Net realized gains	$(1,940)	$—	$(2,226)	$—
(e) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities that were pledged as collateral for the following obligations at the dates indicated:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
State and local governments public deposits	$242,616	$220,348	$156,784	$137,931
FRB	852,720	712,009	60,660	49,506
Securities sold under agreement to repurchase	28,104	25,654	63,685	55,836
Other securities pledged	53,883	45,922	54,910	48,358
Total	$1,177,323	$1,003,933	$336,039	$291,631
(f) Accrued Interest Receivable
Accrued interest receivable excluded from the amortized cost of investment securities available for sale totaled $3.8 million and $4.8 million at September 30, 2023 and December 31, 2022, respectively. Accrued interest receivable excluded from the amortized cost on investment securities held to maturity totaled $2.3 million and $2.4 million at September 30, 2023 and December 31, 2022, respectively.
No amounts of accrued interest receivable on investment securities available for sale or held to maturity were reversed against interest income on investment securities during the nine months ended September 30, 2023 and 2022.
(g) Non-Marketable Securities
At December 31, 2022, as a member bank of Visa U.S.A., we held 6,549 shares of Visa Inc. Class B common stock. These shares had a carrying value of zero and were restricted from resale to non-member banks of Visa U.S.A. until their conversion into Class A (voting) shares upon the termination of Visa Inc.'s Covered Litigation escrow account. During the nine months ended September 30, 2023, the Bank sold all shares of Visa Inc. Class B common stock and recognized a $1.6 million gain which is included in other income.

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
The amortized cost of loans receivable, net of ACL on loans, consisted of the following portfolio segments and classes at the dates indicated:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$691,318	$693,568
Owner-occupied CRE	953,779	937,040
Non-owner occupied CRE	1,690,099	1,586,632
Total commercial business	3,335,196	3,217,240
Residential real estate	377,448	343,631
Real estate construction and land development:
Residential	70,804	80,074
Commercial and multifamily	310,024	214,038
Total real estate construction and land development	380,828	294,112
Consumer	173,386	195,875
Loans receivable	4,266,858	4,050,858
ACL on loans	(46,947)	(42,986)
Loans receivable, net	$4,219,911	$4,007,872

Balances included in the amortized cost of loans receivable:
Unamortized net discount on acquired loans	$(2,036)	$(2,501)
Unamortized net deferred fee	$(10,949)	$(10,016)
(b) Concentrations of Credit
Most of the Bank’s lending activity occurs within its primary market areas which are concentrated along the I-5 corridor from Whatcom County, Washington to Lane County, Oregon, as well as Yakima County in Washington and Ada County in Idaho. Additionally, the Bank's loan portfolio is concentrated in commercial business loans, which include commercial and industrial, owner-occupied and nonowner-occupied CRE, and commercial and multifamily real estate construction and land development loans. Commercial business loans are generally considered as having a more inherent risk of default than residential real estate loans or other consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential real estate loans and consumer loans, implying higher potential losses on an individual loan basis.
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
The following tables present the amortized cost of loans receivable by risk grade and origination year, and the gross charge-offs by loan class and origination year, at the dates indicated. The Bank adopted the vintage disclosure requirements of ASU 2022-02 prospectively as described in Note 1 beginning January 1, 2023.

	September 30, 2023						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior
	(Dollars in thousands)
Commercial business:
Commercial and industrial
Pass	$72,204	$157,851	$80,225	$72,575	$44,139	$87,318	$141,690	$290	$656,292
SM	—	201	254	1,748	4,413	3,911	846	—	11,373
SS	—	1,239	2,667	1,541	1,220	5,137	11,849	—	23,653
Total	72,204	159,291	83,146	75,864	49,772	96,366	154,385	290	691,318
Owner-occupied CRE
Pass	67,181	139,102	161,632	84,403	149,576	311,216	—	—	913,110
SM	—	—	3,565	2,012	710	16,108	—	—	22,395
SS	—	—	3,090	658	—	14,526	—	—	18,274
Total	67,181	139,102	168,287	87,073	150,286	341,850	—	—	953,779
Non-owner occupied CRE
Pass	137,013	260,502	206,919	154,132	242,200	647,754	—	—	1,648,520
SM	—	601	8,217	—	575	19,479	—	—	28,872
SS	—	—	—	—	—	12,707	—	—	12,707
Total	137,013	261,103	215,136	154,132	242,775	679,940	—	—	1,690,099
Total commercial business
Pass	276,398	557,455	448,776	311,110	435,915	1,046,288	141,690	290	3,217,922
SM	—	802	12,036	3,760	5,698	39,498	846	—	62,640
SS	—	1,239	5,757	2,199	1,220	32,370	11,849	—	54,634
Total	276,398	559,496	466,569	317,069	442,833	1,118,156	154,385	290	3,335,196
Commercial business gross charge-offs
Current period	—	—	15	61	—	100	—	—	176
Residential real estate
Pass(1)	37,158	139,887	143,647	24,868	15,134	16,590	—	—	377,284
SS	—	—	—	—	—	164	—	—	164
Total	37,158	139,887	143,647	24,868	15,134	16,754	—	—	377,448
Real estate construction and land development:
Residential
Pass	26,212	30,529	5,024	1,488	822	732	—	—	64,807
SS	997	319	4,495	—	—	186	—	—	5,997
Total	27,209	30,848	9,519	1,488	822	918	—	—	70,804
Commercial and multifamily
Pass	26,072	158,782	106,134	5,391	764	3,369	—	—	300,512
SM	—	—	—	3,452	5,687	373	—	—	9,512
Total	26,072	158,782	106,134	8,843	6,451	3,742	—	—	310,024

	September 30, 2023						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior
	(Dollars in thousands)
Total real estate construction and land development
Pass	52,284	189,311	111,158	6,879	1,586	4,101	—	—	365,319
SM	—	—	—	3,452	5,687	373	—	—	9,512
SS	997	319	4,495	—	—	186	—	—	5,997
Total	53,281	189,630	115,653	10,331	7,273	4,660	—	—	380,828
Consumer
Pass	1,713	2,314	332	7,016	18,305	23,514	117,681	653	171,528
SS	—	—	—	150	286	1,023	375	24	1,858
Total	1,713	2,314	332	7,166	18,591	24,537	118,056	677	173,386
Consumer gross charge-offs:
Current period	7	10	12	21	54	122	194	—	420
Loans receivable
Pass	367,553	888,967	703,913	349,873	470,940	1,090,493	259,371	943	4,132,053
SM	—	802	12,036	7,212	11,385	39,871	846	—	72,152
SS	997	1,558	10,252	2,349	1,506	33,743	12,224	24	62,653
Total	$368,550	$891,327	$726,201	$359,434	$483,831	$1,164,107	$272,441	$967	$4,266,858
Gross charge-offs:
Total	$7	$10	$27	$82	$54	$222	$194	$—	$596
(1) Represents the loans receivable balance at September 30, 2023 which was converted from a revolving loan to a non-revolving amortizing loan during the nine months ended September 30, 2023.

	December 31, 2022						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior
	(Dollars in thousands)
Commercial business:
Commercial and industrial
Pass	$168,818	$94,653	$82,554	$61,160	$33,957	$74,181	$146,795	$172	$662,290
SM	212	109	443	4,637	362	4,447	5,433	—	15,643
SS	773	188	1,710	3,465	559	5,098	3,674	168	15,635
Total	169,803	94,950	84,707	69,262	34,878	83,726	155,902	340	693,568
Owner-occupied CRE
Pass	134,432	167,927	93,834	157,096	62,876	282,212	—	—	898,377
SM	—	1,744	—	—	2,540	16,664	—	247	21,195
SS	—	—	671	—	3,722	13,075	—	—	17,468
Total	134,432	169,671	94,505	157,096	69,138	311,951	—	247	937,040
Non-owner-occupied CRE
Pass	240,151	189,300	160,930	258,778	121,369	561,645	—	—	1,532,173
SM	—	8,349	—	4,172	—	12,190	—	—	24,711
SS	—	—	—	—	3,627	26,121	—	—	29,748
Total	240,151	197,649	160,930	262,950	124,996	599,956	—	—	1,586,632

	December 31, 2022						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	Term Loans Amortized Cost Basis by Origination Year
	2022	2021	2020	2019	2018	Prior
	(Dollars in thousands)
Total commercial business
Pass	543,401	451,880	337,318	477,034	218,202	918,038	146,795	172	3,092,840
SM	212	10,202	443	8,809	2,902	33,301	5,433	247	61,549
SS	773	188	2,381	3,465	7,908	44,294	3,674	168	62,851
Total	544,386	462,270	340,142	489,308	229,012	995,633	155,902	587	3,217,240
Residential real estate
Pass	132,510	149,934	24,668	16,803	4,207	15,337	—	—	343,459
SS	—	—	—	—	—	172	—	—	172
Total	132,510	149,934	24,668	16,803	4,207	15,509	—	—	343,631
Real estate construction and land development:
Residential
Pass	45,521	26,675	2,891	3,061	871	1,055	—	—	80,074
Commercial and multifamily
Pass	71,168	123,626	6,272	1,084	2,562	995	—	—	205,707
SM	—	—	2,213	5,687	—	—	—	—	7,900
SS	—	—	—	37	—	394	—	—	431
Total	71,168	123,626	8,485	6,808	2,562	1,389	—	—	214,038
Total real estate construction and land development
Pass	116,689	150,301	9,163	4,145	3,433	2,050	—	—	285,781
SM	—	—	2,213	5,687	—	—	—	—	7,900
SS	—	—	—	37	—	394	—	—	431
Total	116,689	150,301	11,376	9,869	3,433	2,444	—	—	294,112
Consumer
Pass	3,379	509	9,848	27,370	15,563	19,855	116,605	435	193,564
SS	—	—	168	559	320	1,120	44	100	2,311
Total	3,379	509	10,016	27,929	15,883	20,975	116,649	535	195,875
Loans receivable
Pass	795,979	752,624	380,997	525,352	241,405	955,280	263,400	607	3,915,644
SM	212	10,202	2,656	14,496	2,902	33,301	5,433	247	69,449
SS	773	188	2,549	4,061	8,228	45,980	3,718	268	65,765
Total	$796,964	$763,014	$386,202	$543,909	$252,535	$1,034,561	$272,551	$1,122	$4,050,858
(1) Represents the loans receivable balance at December 31, 2022 which was converted from a revolving loan to non-revolving amortizing loan during the year ended December 31, 2022.
(d) Nonaccrual Loans
The following tables present the amortized cost of nonaccrual loans at the dates indicated:

	September 30, 2023
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$2,172	$686	$2,858
Owner-occupied CRE	—	207	207
Total	$2,172	$893	$3,065

	December 31, 2022
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$4,503	$1,154	$5,657
Owner-occupied CRE	—	212	212
Total commercial business	4,503	1,366	5,869
Real estate construction and land development:
Commercial and multifamily	—	37	37
Total	$4,503	$1,403	$5,906
The following table presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full or sale of previously classified nonaccrual loans during the following periods:

	Three Months Ended September 30,
	2023		2022
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$(10)	$18	$—	$31
Total	$(10)	$18	$—	$31

	Nine Months Ended September 30,
	2023		2022
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$(24)	$48	$(14)	$260
Owner-occupied CRE	—	—	—	53
Non-owner occupied CRE	—	—	—	774
Total commercial business	(24)	48	(14)	1,087
Residential real estate	—	—	—	19
Consumer	—	—	—	68
Total	$(24)	$48	$(14)	$1,174
For the three and nine months ended September 30, 2023 and 2022, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full or sale.
(e) Past due loans
The Bank performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The following tables present the amortized cost of past due loans at the dates indicated:

	September 30, 2023
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,126	$2,883	$4,009	$687,309	$691,318

	September 30, 2023
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Owner-occupied CRE	426	635	1,061	952,718	953,779
Non-owner occupied CRE	—	—	—	1,690,099	1,690,099
Total commercial business	1,552	3,518	5,070	3,330,126	3,335,196
Residential real estate	—	—	—	377,448	377,448
Real estate construction and land development:
Residential	505	—	505	70,299	70,804
Commercial and multifamily	—	—	—	310,024	310,024
Total real estate construction and land development	505	—	505	380,323	380,828
Consumer	635	325	960	172,426	173,386
Total	$2,692	$3,843	$6,535	$4,260,323	$4,266,858

	December 31, 2022
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$822	$6,104	$6,926	$686,642	$693,568
Owner-occupied CRE	—	189	189	936,851	937,040
Non-owner occupied CRE	—	—	—	1,586,632	1,586,632
Total commercial business	822	6,293	7,115	3,210,125	3,217,240
Residential real estate	3,066	—	3,066	340,565	343,631
Real estate construction and land development:
Residential	—	—	—	80,074	80,074
Commercial and multifamily	—	—	—	214,038	214,038
Total real estate construction and land development	—	—	—	294,112	294,112
Consumer	1,561	—	1,561	194,314	195,875
Total	$5,449	$6,293	$11,742	$4,039,116	$4,050,858
Loans 90 days or more past due and still accruing interest were $2.2 million and $1.6 million as of September 30, 2023 and December 31, 2022, respectively.
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

	September 30, 2023
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$260	$389	$630	$541	$1,820
Owner-occupied CRE	189	—	—	—	189
Total	$449	$389	$630	$541	$2,009

	December 31, 2022
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,239	$1,977	$929	$—	$4,145
Owner-occupied CRE	189	—	—	—	189
Total	$1,428	$1,977	$929	$—	$4,334
There have been no significant changes to the collateral securing loans individually evaluated for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the nine months ended September 30, 2023, except changes due to additions or removals of loans in this classification.
(g) Modification of Loans
In January 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”), which eliminated the accounting guidance for TDRs while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis.
Modifications of loans to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.
The following table presents loan modifications by type of modification at amortized cost that were modified as a result of experiencing both financial difficulty and modified during the period indicated:

	Three Months Ended September 30, 2023
	Term Extension	Term Extension & Int. Rate Reduction	Total Modified Loans	% of Modified Loans to Loans Receivable, net

	(Dollars in thousands)
Commercial business:
Commercial and industrial	$313	$—	$313	0.05%
Non-owner occupied CRE	—	239	239	0.01
Total	$313	$239	$552	0.01%

	Nine Months Ended September 30, 2023
	Term Extension	Term Extension & Int. Rate Reduction	Total Modified Loans	% of Modified Loans to Loans Receivable, net

	(Dollars in thousands)
Commercial business:
Commercial and industrial	$6,516	$—	$6,516	0.94%
Non-owner occupied CRE	2,716	239	2,955	0.17
Total commercial business	9,232	239	9,471	0.28
Real estate construction and land development:
Commercial and multifamily	3,452	—	3,452	1.11%
Consumer	28	17	45	0.03%
Total	$12,712	$256	$12,968	0.30%

The following tables present the financial effect of the loan modifications presented in the preceding table during the periods indicated:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Weighted Average % of Interest Rate Reductions	Weighted Average Years of Term Extensions	Weighted Average % of Interest Rate Reductions	Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	—%	1.82	—%	0.58
Owner-occupied CRE	—%		—%
Non-owner occupied CRE	3.00	2.00	3.00	1.09
Total commercial business	3.00	1.90	3.00	0.74
Real estate construction and land development:
Commercial and multifamily	—		—	0.42
Consumer	—		1.00	2.62
Total	3.00%	1.90	3.00%	0.66
There were no modified loans included in the tables above that were past due or on nonaccrual as of September 30, 2023.
There were no modified loans made during the three and nine months ended September 30, 2023, that subsequently defaulted.
(h) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $12.5 million and $11.3 million at September 30, 2023 and December 31, 2022, respectively, and is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.
(i) Foreclosure proceedings in process
At September 30, 2023, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

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
GAAP requires the Company to develop reasonable and supportable forecasts of future conditions, and estimate how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Company and the ultimate collectability of future cash flows over the life of a loan. The Company uses macroeconomic scenarios from an independent third party. These scenarios are based on past events, current conditions, the likelihood of future events occurring and include consideration of the forecasted direction of the economic and business environment and its likely impact on the estimated allowance as compared to the historical losses over the reasonable and supportable time frame. Economic forecast models for the current period are uploaded to the model, which targets certain forecasted macroeconomic factors, such as unemployment rate, gross domestic product, housing price index, commercial real estate price index, and certain rate and market indices. Macroeconomic factor multipliers are determined through regression analysis and applied to loss rates for each segment of loans with similar risk characteristics. Each of the forecasted segment balances is impacted by a mix of these macroeconomic factors. Further, each of the macroeconomic factors is utilized differently by segment, including the application of lagged factors and various transformations such as percent change year over year. A macroeconomic sensitive model is developed for each segment given the current and forecasted conditions and a macroeconomic multiplier is calculated for each forecast period considering the forecasted losses as compared to the long-term average actual losses of the dataset. The impact of those macroeconomic factors on each segment, both positive or negative, using the reasonable and supportable period, are added to the calculated baseline loss allowance. After the reasonable and supportable period, forecasted loss rates revert to historical baseline loss levels over the predetermined reversion period on a straight-lined basis.
At September 30, 2023, the Company upgraded the version of the model used to calculate the ACL for collectively evaluated loans. This new version includes changes to the macroeconomic variables used for each of the loan segments to either add or eliminate variables based upon regression testing and the relationship to expected results and the lookback period was changed to look back to 2000 as compared to 1991 to improve data relevance. The most significant changes to macroeconomic variables were in the commercial and industrial segment and commercial real estate segments. The commercial and industrial segment had previously used unemployment as a macroeconomic variable which was removed and replaced with a market index, rate index and real estate price index. The commercial real estate segments had previously used gross domestic product as a macroeconomic variable which was removed and replaced with a housing price index. The new version also added a segment for home equity lines of credit. The overall impact to the ACL for collectively evaluated loans due to this version change prior to applying qualitative adjustments was not considered to be material.
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
As of September 30, 2023, qualitative adjustments primarily relate to certain segments of the loan portfolio deemed by management to be of a higher-risk profile where management believes the quantitative component of the Company’s ACL model may not have fully captured the associated impact to the ACL. In addition, qualitative adjustments also relate to heightened uncertainty as to future macroeconomic conditions and the related impact on certain loan segments. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.
During the nine months ended September 30, 2023, the ACL on loans increased $3.9 million to $46.9 million from $43.0 million at December 31, 2022 due primarily to a provision for credit losses on loans of $3.1 million driven by growth in loans receivable, net and secondarily due to net recoveries of $895,000 as a result of a $1.1 million recovery from the payoff of a nonaccrual loan.
The following tables detail the activity in the ACL on loans by segment and class for the periods indicated:

	Three Months Ended September 30, 2023
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$13,288	$(15)	$1,253	$(2,781)	$11,745
Owner-occupied CRE	8,503	—	—	191	8,694
Non-owner occupied CRE	9,482	—	—	1,184	10,666
Total commercial business	31,273	(15)	1,253	(1,406)	31,105
Residential real estate	2,865	—	—	684	3,549
Real estate construction and land development:
Residential	1,671	—	—	(163)	1,508
Commercial and multifamily	8,014	—	—	437	8,451
Total real estate construction and land development	9,685	—	—	274	9,959
Consumer	2,585	(123)	59	(187)	2,334
Total	$46,408	$(138)	$1,312	$(635)	$46,947

	Nine Months Ended September 30, 2023
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$13,962	$(176)	$1,342	$(3,383)	$11,745
Owner-occupied CRE	7,480	—	—	1,214	8,694
Non-owner occupied CRE	9,276	—	—	1,390	10,666
Total commercial business	30,718	(176)	1,342	(779)	31,105

	Nine Months Ended September 30, 2023
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Residential real estate	2,872	—	—	677	3,549
Real estate construction and land development:
Residential	1,654	—	—	(146)	1,508
Commercial and multifamily	5,409	—	—	3,042	8,451
Total real estate construction and land development	7,063	—	—	2,896	9,959
Consumer	2,333	(420)	149	272	2,334
Total	$42,986	$(596)	$1,491	$3,066	$46,947

	Three Months Ended September 30, 2022
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$14,033	$—	$455	$180	$14,668
Owner-occupied CRE	8,162	—	—	(443)	7,719
Non-owner occupied CRE	9,512	—	—	41	9,553
Total commercial business	31,707	—	455	(222)	31,940
Residential real estate	2,137	—	—	408	2,545
Real estate construction and land development:
Residential	1,081	—	5	208	1,294
Commercial and multifamily	2,203	—	102	1,505	3,810
Total real estate construction and land development	3,284	—	107	1,713	5,104
Consumer	2,568	(138)	50	20	2,500
Total	$39,696	$(138)	$612	$1,919	$42,089

	Nine Months Ended September 30, 2022
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$17,777	$(280)	$876	$(3,705)	$14,668
Owner-occupied CRE	6,411	(36)	—	1,344	7,719
Non-owner occupied CRE	8,861	—	—	692	9,553
Total commercial business	33,049	(316)	876	(1,669)	31,940
Residential real estate	1,409	(30)	3	1,163	2,545
Real estate construction and land development:
Residential	1,304	—	19	(29)	1,294
Commercial and multifamily	3,972	—	155	(317)	3,810
Total real estate construction and land development	5,276	—	174	(346)	5,104
Consumer	2,627	(396)	669	(400)	2,500
Total	$42,361	$(742)	$1,722	$(1,252)	$42,089

The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)
Balance, beginning of period	$1,777	$997	$1,744	$2,607
(Reversal of) provision for credit losses on unfunded commitments	(243)	26	(210)	(1,584)
Balance, end of period	$1,534	$1,023	$1,534	$1,023

(5)Goodwill and Other Intangible Assets
(a) Goodwill
There were no additions to goodwill during the nine months ended September 30, 2023 and 2022. Additionally, management analyzes its goodwill on an annual basis on December 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of December 31, 2022 and concluded that there was no impairment.
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
At September 30, 2023, the Company determined that no material adverse changes had occurred since the quantitative assessment was performed as of May 31, 2023 and concluded that there continues to be no impairment of goodwill.
(b) Other Intangible Assets
Other intangible assets represent core deposit intangible acquired in business combinations with estimated useful lives of ten years. There were no additions to other intangible assets during the nine months ended September 30, 2023 and 2022.

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

The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at the dates indicated:

	September 30, 2023		December 31, 2022
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(Dollars in thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$289,978	33,840	$288,785	$30,107
Interest rate swap liability (1)	289,978	(33,840)	288,785	(30,107)
 (1) The estimated fair value of derivatives with customers was $(33.7) million and $(30.1) million as of September 30, 2023 and December 31, 2022, respectively. The estimated fair value of derivatives with third-parties was $33.7 million and $30.1 million as of September 30, 2023 and December 31, 2022, respectively.
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

(7)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands, except shares)
Net income allocated to common shareholders	$18,219	$20,990	$55,522	$59,331

Basic:
Weighted average common shares outstanding	35,022,676	35,103,984	35,062,760	35,103,048
Diluted:
Basic weighted average common shares outstanding	35,022,676	35,103,984	35,062,760	35,103,048
Effect of potentially dilutive common shares (1)	92,489	364,906	242,696	335,624
Total diluted weighted average common shares outstanding	35,115,165	35,468,890	35,305,456	35,438,672
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive (2)	312,539	3,026	163,860	13,662
(1) Represents the effect of the vesting of restricted stock units.
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
The following table summarizes the dividend activity during the nine months ended September 30, 2023 and the calendar year 2022:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 26, 2022	$0.21	February 9, 2022	February 23, 2022
April 20, 2022	$0.21	May 4, 2022	May 18, 2022
July 20, 2022	$0.21	August 3, 2022	August 17, 2022
October 19, 2022	$0.21	November 2, 2022	November 16, 2022
January 25, 2023	$0.22	February 8, 2023	February 22, 2023

Declared	Cash Dividend per Share	Record Date	Paid Date
April 19, 2023	$0.22	May 4, 2023	May 18, 2023
July 19, 2023	$0.22	August 2, 2023	August 16, 2023
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
(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On March 12, 2020, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares, under the twelfth stock repurchase plan with 307,790 shares remaining available for repurchase as of September 30, 2023. The number, timing and price of shares repurchased under the twelfth stock repurchase plan will depend on business and market conditions and other factors, including opportunities to deploy the Company's capital.
The following table provides total repurchased shares and average share prices under the repurchase plan for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	Plan Total(1)
Twelfth Stock Repurchase Plan
Repurchased shares	148,119	—	330,424	100,090	1,491,264
Stock repurchase average share price	$17.08	$—	$18.82	$25.07	$22.80
(1) Represents total shares repurchased and average price per share paid during the duration of the repurchase plan.
In addition to the stock repurchases under a stock repurchase plan, the Company repurchases shares to pay withholding taxes on the vesting of restricted stock units. The following table provides total shares repurchased to pay withholding taxes during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Repurchased shares to pay withholding taxes	335	100	31,567	26,280
Stock repurchase to pay withholding taxes average share price	$17.26	$26.94	$22.03	$25.40

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
Derivative Financial Instruments:
The Bank obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Bank has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2023 and December 31, 2022, the Bank assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Bank has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2023
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$20,424	$—	$20,424	$—
Municipal securities	106,805	5,137	101,668	—
Residential CMO and MBS	401,181	—	401,181	—
Commercial CMO and MBS	597,213	—	597,213	—
Corporate obligations	3,780	—	3,780	—
Other asset-backed securities	18,144	—	18,144	—
Total investment securities available for sale	1,147,547	5,137	1,142,410	—
Equity security	256	256	—	—
Derivative assets - interest rate swaps	33,840	—	33,840	—
Liabilities
Derivative liabilities - interest rate swaps	$33,840	$—	$33,840	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$63,859	$19,779	$44,080	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Municipal securities	153,026	5,399	147,627	—
Residential CMO and MBS	424,386	—	424,386	—
Commercial CMO and MBS	664,421	—	664,421	—
Corporate obligations	3,834	—	3,834	—
Other asset-backed securities	21,917	—	21,917	—
Total investment securities available for sale	1,331,443	25,178	1,306,265	—
Equity security	185	185	—	—
Derivative assets - interest rate swaps	30,107	—	30,107	—
Liabilities
Derivative liabilities - interest rate swaps	$30,107	$—	$30,107	$—
Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables represent assets measured at fair value on a nonrecurring basis at the dates indicated:

		Fair Value at September 30, 2023
	Basis(1)	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral-dependent loans:
Commercial business:
Owner-occupied CRE	613	178	—	—	178
Total assets measured at fair value on a nonrecurring basis	$613	$178	$—	$—	$178
(1) Basis represents the outstanding principal balance of collateral-dependent loans.

		Fair Value at December 31, 2022
	Basis(1)	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral-dependent loans:
Commercial business:
Owner-occupied CRE	$613	$182	$—	$—	$182
Total assets measured at fair value on a nonrecurring basis	$613	$182	$—	$—	$182
(1) Basis represents the outstanding principal balance of collateral-dependent loans.
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

	September 30, 2023
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average (1)
	(Dollars in thousands)
Collateral-dependent loans	$178	Market approach	Adjustments to reflect current conditions and selling costs	16.7% - 16.7%	16.7%
(1) Weighted by net discount to net appraisal fair value

	December 31, 2022
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average (1)
	(Dollars in thousands)
Collateral-dependent loans	$182	Market approach	Adjustments to reflect current conditions and selling costs	14.6% - 14.6%	14.6%
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
The following tables present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	September 30, 2023
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$220,503	$220,503	$220,503	$—	$—
Investment securities available for sale	1,147,547	1,147,547	5,137	1,142,410	—
Investment securities held to maturity	746,845	636,257	—	636,257	—
Loans held for sale	263	268	—	268	—
Loans receivable, net	4,219,911	4,072,296	—	—	4,072,296
Accrued interest receivable	18,794	18,794	271	6,001	12,522
Derivative assets - interest rate swaps	33,840	33,840	—	33,840	—
Equity security	256	256	256	—	—
Financial Liabilities:
Non-maturity deposits	$5,006,581	$5,006,581	$5,006,581	$—	$—
Certificates of deposit	628,606	637,048	—	637,048	—
Borrowings	450,000	447,952	—	447,952	—
Securities sold under agreement to repurchase	23,158	23,158	23,158	—	—
Junior subordinated debentures	21,692	19,750	—	—	19,750
Accrued interest payable	8,922	8,922	65	8,782	75
Derivative liabilities - interest rate swaps	33,840	33,840	—	33,840	—

	December 31, 2022
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$103,590	$103,590	$103,590	$—	$—
Investment securities available for sale	1,331,443	1,331,443	25,178	1,306,265	—
Investment securities held to maturity	766,396	673,434	—	673,434	—
Loans receivable, net	4,007,872	3,841,821	—	—	3,841,821
Accrued interest receivable	18,547	18,547	349	6,892	11,306
Derivative assets - interest rate swaps	30,107	30,107	—	30,107	—
Equity security	185	185	185	—	—
Financial Liabilities:
Non-maturity deposits	$5,617,267	$5,617,267	$5,617,267	$—	$—
Certificates of deposit	307,573	308,325	—	308,325	—
Securities sold under agreement to repurchase	46,597	46,597	46,597	—	—
Junior subordinated debentures	21,473	20,000	—	—	20,000

	December 31, 2022
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Accrued interest payable	143	143	57	13	73
Derivative liabilities - interest rate swaps	30,107	30,107	—	30,107	—

(9)Cash Restriction
The Bank had no cash restrictions at September 30, 2023 and December 31, 2022.

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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$536,785	$548,438
Owner-occupied CRE	9,477	3,083
Non-owner occupied CRE	32,680	13,396
Total commercial business	578,942	564,917
Real estate construction and land development:
Residential	49,008	43,460
Commercial and multifamily	345,464	348,956
Total real estate construction and land development	394,472	392,416
Consumer	336,206	323,016
Total outstanding commitments	$1,309,620	$1,280,349

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the three and nine months ended September 30, 2023. The information contained in this section should be read together with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Cautionary Note Regarding Forward-Looking Statements included herein and the December 31, 2022 audited Consolidated Financial Statements, and the accompanying Notes included in our 2022 Annual Form 10-K.

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
Results of operations may also be significantly affected by general and local economic and competitive conditions, changes in accounting, tax, and regulatory rules, governmental policies and actions of regulatory authorities, including changes resulting from inflation and the governmental actions taken to address this issue. Net income is also impacted by growth of operations through organic growth or acquisitions. See also "Cautionary Note Regarding Forward-Looking Statements."

Recent Developments
Since March 2022, inflationary pressures have resulted in higher costs for consumers and businesses. To address inflation, the Federal Open Market Committee (“FOMC”) has taken steps to tighten monetary policy through a cumulative 525 basis point increase to the federal funds rate from March 2022 through September 30, 2023. Management notes that the rapid intervals of rate increases by the Federal Reserve and flattening or inversion of the yield curve, have boosted expectations of the US entering a recession within the next 12 months. Should these ongoing economic pressures persist, we anticipate it could have an impact on the following:
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
Heritage’s business, overall financial condition and depositor profiles differ substantially from the banking institutions that are the focus of the recent bank failures. We consider our deposit base to be seasoned, stable and well-diversified, and we do not have any significant industry concentrations among our non-insured deposits. At September 30, 2023, our average deposit account size, calculated by dividing period-end deposits by the population of accounts with balances, was approximately $52,000. The recent industry events and developments have not had a material impact on our financial condition, operations, customer base, liquidity capital position or risk profile, nor have they required us to make any significant changes to our interest rate risk and asset/liability management policies following a review by our Asset Liability Committee. Nevertheless, in response to these recent developments, we have (1) reviewed our contingent liquidity funding plan, including validating procedures and reviewing execution risks in the event of a sudden critical liquidity event, (2) enhanced communication with our customers by holding a bank-wide training session to provide client-facing personnel with information on FDIC insurance, alternative product offerings, and data demonstrating the financial strength of the Bank, and (3) enhanced our monitoring of deposit flows and liquidity including monitoring of (i) deposits by segment, region and location, (ii) liquidity levels and (iii) transaction volumes to better enable us to detect any potential material changes in our financial condition.
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

Results of Operations
Net Income Overview
Comparison of the quarter ended September 30, 2023 to the comparable quarter in the prior year
Net income decreased $2.8 million, or 13.2%, to $18.2 million, or $0.51 per diluted common share, for the three months ended September 30, 2023, compared to $21.0 million, or $0.59 per diluted common share, for the same period in 2022.
The decrease in net income was due primarily to a decrease in net interest income of $3.7 million, a decrease in noninterest income of $1.2 million and an increase in noninterest expense of $1.8 million.
The decrease in net income was partially offset by a $2.8 million decrease in provision for credit losses, reflect a $878,000 reversal of provision for credit losses for the three months ended September 30, 2023 compared to a $1.9 million provision for credit losses for the same period in 2022.

Comparison of the nine months ended September 30, 2023 to the comparable period in the prior year.
Net income decreased $3.8 million, or 6.4%, to $55.5 million, or $1.57 per diluted common share, for the nine months ended September 30, 2023 compared to $59.3 million, or $1.67 per diluted common share, for the same period in 2022. The decrease was due primarily to an increase in noninterest expense of $13.3 million and a $5.7 million increase in the provision for credit losses reflecting a $2.9 million provision for credit losses for the nine months ended September 30, 2023, compared to a $2.8 million reversal of provision for credit losses for the same period in 2022. The decrease in net income was partially offset by an increase in net interest income of $15.0 million, or 9.6%.

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

Market rates impact the results of the Company's net interest income, including the significant increases in the federal funds target rate by the Federal Reserve in response to inflation during 2023 and 2022. The following table provides the federal funds target rate history and changes from each period since December 31, 2021:

Change Date	Rate (%)	Rate Change (%)
December 31, 2021	0.00% - 0.25%	N/A
March 17, 2022	0.25% - 0.50%	0.25%
May 5, 2022	0.75% - 1.00%	0.50%
June 16, 2022	1.50% - 1.75%	0.75%
July 28, 2022	2.25% - 2.50%	0.75%
September 22, 2022	3.00% - 3.25%	0.75%
November 3, 2022	3.75% - 4.00%	0.75%
December 15, 2022	4.25% - 4.50%	0.50%
February 2, 2023	4.50% - 4.75%	0.25%
March 23, 2023	4.75% - 5.00%	0.25%
May 4, 2023	5.00% - 5.25%	0.25%
July 27, 2023	5.25% - 5.50%	0.25%

Comparison of the quarter ended September 30, 2023 to the comparable quarter in the prior year
The following table provides relevant net interest income information for the periods indicated:

	Three Months Ended September 30,
	2023			2022			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2)(3)	$4,201,554	$56,119	5.30%	$3,859,839	$43,847	4.51%	$341,715	$12,272	0.79%
Taxable securities	1,931,649	14,590	3.00	1,868,900	12,362	2.62	62,749	2,228	0.38
Nontaxable securities (3)	60,654	448	2.93	133,022	892	2.66	(72,368)	(444)	0.27
Interest earning deposits	169,186	2,310	5.42	730,600	4,009	2.18	(561,414)	(1,699)	3.24
Total interest earning assets	6,363,043	73,467	4.58%	6,592,361	61,110	3.68%	(229,318)	12,357	0.90%
Noninterest earning assets	849,689			775,375			74,314
Total assets	$7,212,732			$7,367,736			$(155,004)
Interest Bearing Liabilities:
Certificates of Deposit	$553,015	$4,585	3.29%	$297,786	$290	0.39%	$255,229	$4,295	2.90%
Savings accounts	523,882	172	0.13	654,697	99	0.06	(130,815)	73	0.07
Interest bearing demand and money market accounts	2,764,251	7,120	1.02	3,065,007	1,089	0.14	(300,756)	6,031	0.88
Total interest bearing deposits	3,841,148	11,877	1.23	4,017,490	1,478	0.15	(176,342)	10,399	1.08
Junior subordinated debentures	21,649	540	9.90	21,356	312	5.80	293	228	4.10
Securities sold under agreement to repurchase	31,729	38	0.48	42,959	34	0.31	(11,230)	4	0.17
Borrowings	451,032	5,394	4.74	—	—	—	451,032	5,394	4.74
Total interest bearing liabilities	4,345,558	17,849	1.63%	4,081,805	1,824	0.18%	263,753	16,025	1.45%
Noninterest bearing demand deposits	1,859,374			2,356,688			(497,314)

	Three Months Ended September 30,
	2023			2022			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Other noninterest bearing liabilities	186,306			118,191			68,115
Stockholders’ equity	821,494			811,052			10,442
Total liabilities and stock-holders’ equity	$7,212,732			$7,367,736			$(155,004)
Net interest income and spread		$55,618	2.95%		$59,286	3.50%		$(3,668)	(0.55)%
Net interest margin			3.47%			3.57%			(0.10)%
(1) Average balances are calculated using daily balances. Average yield/rate is annualized.
(2) Average loans receivable, net includes loans held for sale and loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable, net includes the amortization of net deferred loan fees of $940,000 and $857,000 for the three months ended September 30, 2023 and 2022, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.
The following table provides the changes in net interest income for the three months ended September 30, 2023 compared to the same period in 2022 due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and rates allocated proportionately to the absolute value of changes due to volume and changes due to rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total	% Change
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$4,110	$8,162	$12,272	28.0%
Taxable securities	426	1,802	2,228	18.0
Nontaxable securities	(527)	83	(444)	(49.8)
Interest earning deposits	(4,643)	2,944	(1,699)	(42.4)
Total interest income	$(634)	$12,991	$12,357	20.2%
Interest Bearing Liabilities:
Certificates of deposit	$441	$3,854	$4,295	1,481.0%
Savings accounts	(23)	96	73	73.7
Interest bearing demand and money market accounts	(117)	6,148	6,031	553.8
Total interest bearing deposits	301	10,098	10,399	703.6
Junior subordinated debentures	4	224	228	73.1
Securities sold under agreement to repurchase	(11)	15	4	11.8
Borrowings	5,394	—	5,394	100.0
Total interest expense	$5,688	$10,337	$16,025	878.6%
Net interest income	$(6,322)	$2,654	$(3,668)	(6.2)%
Net interest income decreased $3.7 million, or 6.2%, to $55.6 million for the three months ended September 30, 2023 as compared to $59.3 million for the same period in 2022 due primarily to a $16.0 million increase in total interest expense offset partially by a $12.4 million increase in total interest income.
Total interest expense increased to $17.8 million during the three months ended September 30, 2023 compared to $1.8 million for the same period in 2022 due primarily to a 108 basis point increase in the cost of interest bearing deposits to 1.23% for the three months ended September 30, 2023, as compared to 0.15% for the same period in 2022 due to competitive rate pressures and the addition of interest expense on borrowings during the three months ended September 30, 2023 as compared to no interest expense on borrowings during the same period in 2022.
Total interest income increased to $73.5 million for the three months ended September 30, 2023, compared to $61.1 million for the same period in 2022 primarily due to a 90 basis point increase to the yield on interest earning assets to 4.58% for the three months ended September 30, 2023, as compared to 3.68% for the same period in 2022 due to an increase in market interest rates.
Net interest margin decreased ten basis points to 3.47% for the three months ended September 30, 2023 compared to 3.57% for the same period in 2022.

Comparison of nine months ended September 30, 2023 to the comparable period in the prior year
The following table provides relevant net interest income information for the periods indicated:

	Nine Months Ended September 30,
	2023			2022			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2)(3)	$4,129,429	$160,192	5.19%	$3,815,387	$125,762	4.41%	$314,042	$34,430	0.78%
Taxable securities	1,975,818	44,021	2.98	1,532,450	25,972	2.27	443,368	18,049	0.71
Nontaxable securities (3)	71,702	1,554	2.90	138,904	2,645	2.55	(67,202)	(1,091)	0.35
Interest earning deposits	114,753	4,436	5.17	1,146,183	7,057	0.82	(1,031,430)	(2,621)	4.35
Total interest earning assets	6,291,702	210,203	4.47%	6,632,924	161,436	3.25%	(341,222)	48,767	1.22%
Noninterest earning assets	848,035			762,877			85,158
Total assets	$7,139,737			$7,395,801			$(256,064)
Interest Bearing Liabilities:
Certificates of Deposit	$442,301	$8,292	2.51%	$318,547	$952	0.40%	$123,754	$7,340	2.11%
Savings accounts	558,467	471	0.11	651,292	274	0.06	(92,825)	197	0.05
Interest bearing demand and money market accounts	2,791,695	16,249	0.78	3,066,229	3,089	0.13	(274,534)	13,160	0.65
Total interest bearing deposits	3,792,463	25,012	0.88	4,036,068	4,315	0.14	(243,605)	20,697	0.74
Junior subordinated debentures	21,576	1,521	9.43	21,286	745	4.68	290	776	4.75
Securities sold under agreement to repurchase	38,187	148	0.52	47,057	98	0.28	(8,870)	50	0.24
Borrowings	339,296	12,238	4.82	—	—	—%	339,296	12,238	4.82
Total interest bearing liabilities	4,191,522	38,919	1.24%	4,104,411	5,158	0.17%	87,111	33,761	1.07%
Noninterest bearing demand deposits	1,942,134			2,355,285			(413,151)
Other noninterest bearing liabilities	186,469			113,534			72,935
Stockholders’ equity	819,612			822,571			(2,959)
Total liabilities and stock-holders’ equity	$7,139,737			$7,395,801			$(256,064)
Net interest income and spread		$171,284	3.23%		$156,278	3.08%		$15,006	0.15%
Net interest margin			3.64%			3.15%			0.49%
(1) Average balances are calculated using daily balances. Average yield/rate is annualized.
(2) Average loans receivable, net includes loans held for sale and loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable, net includes the amortization of net deferred loan fees of $2.4 million and $6.7 million for the nine months ended September 30, 2023 and 2022, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.
The following table provides the changes in net interest income for the nine months ended September 30, 2023 compared to the same period in 2022 due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and rates allocated proportionately to the absolute value of changes due to volume and changes due to rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total	% Change
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$10,932	$23,498	$34,430	27.4%
Taxable securities	8,646	9,403	18,049	69.5
Nontaxable securities	(1,417)	326	(1,091)	(41.2)
Interest earning deposits	(11,234)	8,613	(2,621)	(37.1)
Total interest income	$6,927	$41,840	$48,767	30.2%
Interest Bearing Liabilities:
Certificates of deposit	$504	$6,836	$7,340	771.0%

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total	% Change
	(Dollars in thousands)
Savings accounts	(44)	241	197	71.9
Interest bearing demand and money market accounts	(301)	13,461	13,160	426.0
Total interest bearing deposits	159	20,538	20,697	479.7
Junior subordinated debentures	10	766	776	104.2
Securities sold under agreement to repurchase	(21)	71	50	51.0
Borrowings	12,238	—	12,238	100.0
Total interest expense	$12,386	$21,375	$33,761	654.5%
Net interest income	$(5,459)	$20,465	$15,006	9.6%
Net interest income increased $15.0 million, or 9.6%, to $171.3 million for the nine months ended September 30, 2023 as compared to $156.3 million for the same period in 2022 due primarily to an increase in total interest income offset partially by an increase in total interest expense.
Total interest income increased $48.8 million, or 30.2%, to $210.2 million for the nine months ended September 30, 2023, compared to $161.4 million for the same period in 2022. The increase was the result of a 122 basis point increase on the yield on interest earning assets to 4.47% for the nine months ended September 30, 2023, as compared to 3.25% for the same period in 2022, due to an increase in market interest rates as well as change in the mix of total interest earning assets into higher yielding assets.
Total interest expense increased $33.8 million, or 654.5%, to $38.9 million during the nine months ended September 30, 2023 compared to $5.2 million for the same period in 2022 due primarily to a 74 basis point increase in cost of interest bearing deposits to 0.88% for the nine months ended September 30, 2023, as compared to 0.14% for the same period in 2022, due to competitive rate pressures as well as the addition of interest expense on borrowings during the nine months ended September 30, 2023 as compared to no interest expense on borrowings during the same period in 2022.
Net interest margin increased 49 basis points to 3.64% for the nine months ended September 30, 2023 compared to 3.15% for the same period in 2022.

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
Comparison of the quarter ended September 30, 2023 to the comparable quarter in the prior year
The following table presents the (reversal of) provision for credit losses for the periods indicated:

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(Dollars in thousands)
(Reversal of) provision for credit losses on loans	$(635)	$1,919	$(2,554)	133.1%
(Reversal of) provision for credit losses on unfunded commitments	(243)	26	(269)	1034.6
(Reversal of) provision for credit losses	$(878)	$1,945	$(2,823)	145.1%
The provision for credit losses on loans reflects the amount required to maintain the ACL on loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. The reversal of provision for credit losses on loans was $635,000 during the three months ended September 30, 2023 due primarily to net recoveries of $1.2 million primarily due to the payoff of a nonaccrual loan. Future assessments of the expected credit losses will not only be impacted by changes in the composition of and amount of loans and to the reasonable and supportable forecast, but will also include an updated assessment of qualitative factors, as well as consideration of any required changes in the reasonable and supportable forecast reversion period. The reversal of provision for credit losses on unfunded commitments recognized during the three months ended September 30, 2023 was due primarily to an increase in loan utilization rates in commercial and industrial loans which reduced the unfunded exposure.
The $1.9 million provision for credit losses on loans recognized during the three months ended September 30, 2022 was due primarily to growth in loans receivable offset partially by a reduction to the ACL on loans individually evaluated for losses.

Comparison of the nine months ended September 30, 2023 to the comparable period in the prior year
The following table presents the provision for (reversal of) credit losses for the periods indicated:

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(Dollars in thousands)
Provision for (reversal of) credit losses on loans	$3,066	$(1,252)	$4,318	(344.9)%
Reversal of provision for credit losses on unfunded commitments	(210)	(1,584)	1,374	(86.7)
Provision for (reversal of) credit losses	$2,856	$(2,836)	$5,692	(200.7)%
The $3.1 million provision for credit losses on loans during the nine months ended September 30, 2023 was due primarily to an increase in loans receivable as well as a change in mix of loans offset partially by net recoveries of 895,000. The $210,000 reversal of provision for credit losses on unfunded commitments recorded during the nine months ended September 30, 2023 was due primarily to an increase in loan utilization rates in commercial and industrial loans which reduced the unfunded exposure.
The $1.3 million reversal of provision for credit losses on loans recognized during the nine months ended September 30, 2022 was due primarily to a reduction of loans individually evaluated for losses and their related ACL. The $1.6 million reversal of provision for credit losses on unfunded commitments recognized during the nine months ended September 30, 2022 was due primarily to higher loan utilization rates.

Noninterest Income Overview
Comparison of the three months ended September 30, 2023 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(Dollars in thousands)
Service charges and other fees	$2,856	$2,688	$168	6.3%
Card revenue	2,273	2,365	(92)	(3.9)
Loss on sale of investment securities, net	(1,940)	—	(1,940)	100.0
Gain on sale of loans, net	157	133	24	18.0
Interest rate swap fees	62	78	(16)	(20.5)
Bank owned life insurance income	734	723	11	1.5
Gain on sale of other assets, net	—	265	(265)	(100.0)
Other income	2,129	1,201	928	77.3
Total noninterest income	$6,271	$7,453	$(1,182)	(15.9)%
Noninterest income decreased $1.2 million, or 15.9%, during the three months ended September 30, 2023 compared to the same period in 2022 due primarily to a $1.9 million loss on sale of investment securities available for sale partially offset by a $610,000 gain on sale of the Ellensburg branch and related deposits included in other income.

Comparison of nine months ended September 30, 2023 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(Dollars in thousands)
Service charges and other fees	$8,162	$7,739	$423	5.5%
Card revenue	6,396	6,774	(378)	(5.6)
Loss on sale of investment securities, net	(2,226)	—	(2,226)	(100.0)
Gain on sale of loans, net	307	593	(286)	(48.2)

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(Dollars in thousands)
Interest rate swap fees	230	383	(153)	(39.9)
Bank owned life insurance income	2,280	3,182	(902)	(28.3)
Gain on sale of other assets, net	2	469	(467)	(99.6)
Other income	6,659	3,867	2,792	72.2
Total noninterest income	$21,810	$23,007	$(1,197)	(5.2)%
Noninterest income decreased $1.2 million, or 5.2%, during the nine months ended September 30, 2023 compared to the same period in 2022. A loss on sale of investment securities of $2.2 million was recognized during the nine months ended September 30, 2023 as a result of the sale of $67.9 million of investment securities available for sale. Other income increased due primarily to a one-time $1.6 million gain on sale of Visa Inc. Class B common stock recognized and a $610,000 gain on sale of the Ellensburg branch and related deposits during the nine months ended September 30, 2023. Bank owned life insurance income decreased due primarily to a $1.0 million death benefit recognized during the nine months ended September 30, 2022.

Noninterest Expense Overview
Comparison of three months ended September 30, 2023 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(Dollars in thousands)
Compensation and employee benefits	$25,008	$24,206	$802	3.3%
Occupancy and equipment	4,814	4,422	392	8.9
Data processing	4,366	4,185	181	4.3
Marketing	389	358	31	8.7
Professional services	582	639	(57)	(8.9)
State/municipal business and use tax	1,088	963	125	13.0
Federal deposit insurance premium	818	500	318	63.6
Amortization of intangible assets	595	671	(76)	(11.3)
Other expense	3,310	3,203	107	3.3
Total noninterest expense	$40,970	$39,147	$1,823	4.7%
Noninterest expense increased $1.8 million, or 4.7%, during the three months ended September 30, 2023 compared to the same period in 2022 due primarily to an increase in compensation and employee benefits resulting from an increase in the number of full-time equivalent employees including the addition of commercial and relationship banking teams in 2023 and an increase in salaries and wages due to annual salary increases. Occupancy and equipment expense increased due to our recent expansion into Eugene, Oregon and Boise, Idaho. Data processing costs increased due primarily to the expansion of digital services including the addition of the ability to open consumer deposit accounts online. Federal deposit insurance premiums increased due to the increase in the assessment rate starting in January 2023.

Comparison of the nine months ended September 30, 2023 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(Dollars in thousands)
Compensation and employee benefits	$75,325	$67,236	$8,089	12.0%
Occupancy and equipment	14,372	12,924	1,448	11.2
Data processing	13,208	12,431	777	6.3
Marketing	1,232	968	264	27.3

	Nine Months Ended September 30,		Change
	2023	2022	$	%
	(Dollars in thousands)
Professional services	1,961	1,867	94	5.0
State/municipal business and use tax	3,150	2,626	524	20.0
Federal deposit insurance premium	2,465	1,525	940	61.6
Amortization of intangible assets	1,841	2,079	(238)	(11.4)
Other expense	10,346	8,918	1,428	16.0
Total noninterest expense	$123,900	$110,574	$13,326	12.1%
Noninterest expense increased $13.3 million, or 12.1%, during the nine months ended September 30, 2023 compared to the same period in 2022 due primarily to an increase in compensation and employee benefits resulting from a 5.9% increase in the average number of full-time equivalent employees including the addition of commercial and relationship banking teams in 2023 and an increase in salaries and wages due to annual salary increases. Occupancy and equipment expense increased due to our recent expansion into Eugene, Oregon and Boise, Idaho. Data processing costs increased due primarily to the expansion of digital services including the addition of the ability to open consumer deposit accounts online. Federal deposit insurance premiums increased due to the increase in the assessment rate starting in January 2023. Other expense increased due to an increase in customer deposit loss expense and employee related expenses, which included additional expenses related to calling efforts for the newly added teams, as well as a general increase in operating costs.

Income Tax Expense Overview
Comparison of the three months ended September 30, 2023 to the comparable period in the prior year
The following table presents the income tax expense, related metrics and their changes for the periods indicated:

	Three Months Ended September 30,		Change
	2023	2022	$	%
	(Dollars in thousands)
Income before income taxes	$21,797	$25,647	$(3,850)	(15.0)%
Income tax expense	$3,578	$4,657	$(1,079)	(23.2)%
Effective income tax rate	16.4%	18.2%	(1.8)%	(9.9)%
Income tax expense and the effective income tax rate both decreased due primarily to lower estimated pre-tax income which increased the impact of favorable permanent tax items such as tax-exempt investments, investments in bank owned life insurance and investments in low-income housing tax credits during the three months ended September 30, 2023 compared to the same period in 2022.

Comparison of the nine months ended September 30, 2023 to the comparable period in the prior year.
The following table presents the income tax expense and related metrics and the change for the periods indicated:

	Nine Months Ended September 30,
	2023	2022	Change	% Change
	(Dollars in thousands)
Income before income taxes	$66,338	$71,547	$(5,209)	(7.3)%
Income tax expense	$10,816	$12,216	$(1,400)	(11.5)%
Effective income tax rate	16.3%	17.1%	(0.8)%	(4.7)%
Income tax expense and the effective income rate both decreased due primarily to lower estimated pre-tax income during the nine months ended September 30, 2023 compared to the same period in 2022 which increased the impact of favorable permanent tax items such as tax-exempt investments, investments in bank owned life insurance and investments in low-income housing tax credits.

Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition at the periods indicated:

	September 30, 2023	December 31, 2022	Change
			$	%
	(Dollars in thousands)
Assets
Cash and cash equivalents	$220,503	$103,590	$116,913	112.9%
Investment securities available for sale, at fair value, net	1,147,547	1,331,443	(183,896)	(13.8)
Investment securities held to maturity, at amortized cost, net	746,845	766,396	(19,551)	(2.6)
Loans held for sale	263	—	263	100.0
Loans receivable, net	4,219,911	4,007,872	212,039	5.3
Premises and equipment, net	76,436	76,930	(494)	(0.6)
Federal Home Loan Bank stock, at cost	8,373	8,916	(543)	(6.1)
Bank owned life insurance	123,639	122,059	1,580	1.3
Accrued interest receivable	18,794	18,547	247	1.3
Prepaid expenses and other assets	341,952	296,181	45,771	15.5
Other intangible assets, net	5,386	7,227	(1,841)	(25.5)
Goodwill	240,939	240,939	—	—
Total assets	$7,150,588	$6,980,100	$170,488	2.4%

Liabilities and Stockholders' Equity
Deposits	$5,635,187	$5,907,420	$(272,233)	(4.6)%
Deposits held for sale	—	17,420	(17,420)	(100.0)
Total deposits	5,635,187	5,924,840	(289,653)	(4.9)
Borrowings	450,000	—	450,000	100.0
Junior subordinated debentures	21,692	21,473	219	1.0
Securities sold under agreement to repurchase	23,158	46,597	(23,439)	(50.3)
Accrued expenses and other liabilities	207,005	189,297	17,708	9.4
Total liabilities	6,337,042	6,182,207	154,835	2.5
Common stock	548,652	552,397	(3,745)	(0.7)
Retained earnings	377,522	345,346	32,176	9.3
Accumulated other comprehensive loss, net	(112,628)	(99,850)	(12,778)	(12.8)
Total stockholders' equity	813,546	797,893	15,653	2.0
Total liabilities and stockholders' equity	$7,150,588	$6,980,100	$170,488	2.4%
Total assets increased due primarily to an increase in loans receivable, net due to loan growth and an increase in cash and cash equivalents, offset partially by a decrease in investment securities. Total liabilities and stockholders' equity increased due primarily to an increase in borrowings offset partially by a decrease in deposits.

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

The following table provides information regarding our investment securities at the dates indicated:

	September 30, 2023		December 31, 2022		Change
	Balance	% of Total	Balance	% of Total	$	%
	(Dollars in thousands)
Investment securities available for sale, at fair value:
U.S. government and agency securities	$20,424	1.1%	$63,859	3.0%	$(43,435)	(68.0)%
Municipal securities	106,805	5.6	153,026	7.3	(46,221)	(30.2)
Residential CMO and MBS(1)	401,181	21.2	424,386	20.2	(23,205)	(5.5)
Commercial CMO and MBS(1)	597,213	31.5	664,421	31.8	(67,208)	(10.1)
Corporate obligations	3,780	0.2	3,834	0.2	(54)	(1.4)
Other asset-backed securities	18,144	1.0	21,917	1.0	(3,773)	(17.2)
Total	$1,147,547	60.6%	$1,331,443	63.5%	$(183,896)	(13.8)%

Investment securities held to maturity, at amortized cost:
U.S. government and agency securities	$151,040	8.0%	$150,936	7.2%	$104	0.07%
Residential CMO and MBS(1)	273,609	14.4	290,318	13.8	(16,709)	(5.8)
Commercial CMO and MBS(1)	322,196	17.0	325,142	15.5	(2,946)	(0.9)
Total	$746,845	39.4%	$766,396	36.5%	$(19,551)	(2.6)%

Total investment securities	$1,894,392	100.0%	$2,097,839	100.0%	$(203,447)	(9.7)%
(1) U.S. government agency and government-sponsored enterprise CMO and MBS obligations.
Total investment securities decreased $203.4 million, or 9.7%, to $1.89 billion at September 30, 2023 from $2.10 billion at December 31, 2022 due primarily to maturities and prepayments of $154.0 million and sales of $67.9 million, partially offset by purchases of $37.7 million.

Loan Portfolio Overview
Changes by loan type
The Company originates a wide variety of loans with a focus on commercial business loans. In addition to originating loans, the Company may also acquire loans through pool purchases, participation purchases and syndicated loan purchases. The following table provides information about our loan portfolio by type of loan at the dates indicated:

	September 30, 2023		December 31, 2022		Change
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	$	%
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$691,318	16.2%	$693,568	17.1%	$(2,250)	(0.3)%
Owner-occupied CRE	953,779	22.4	937,040	23.1	16,739	1.8
Non-owner occupied CRE	1,690,099	39.5	1,586,632	39.2	103,467	6.5
Total commercial business	3,335,196	78.1	3,217,240	79.4	117,956	3.7
Residential real estate	377,448	8.8	343,631	8.5	33,817	9.8
Real estate construction and land development:
Residential	70,804	1.7	80,074	2.0	(9,270)	(11.6)
Commercial and multifamily	310,024	7.3	214,038	5.3	95,986	44.8
Total real estate construction and land development	380,828	9.0	294,112	7.3	86,716	29.5
Consumer	173,386	4.1	195,875	4.8	(22,489)	(11.5)
Total	$4,266,858	100.0%	$4,050,858	100.0%	$216,000	5.3%

Loans receivable increased $216.0 million, or 5.3%, to $4.27 billion at September 30, 2023 from $4.05 billion at December 31, 2022 primarily due to new loan growth. New loans funded during the nine months ended September 30, 2023 were $370.2 million.
Owner-occupied CRE and non-owner occupied CRE loans increased by $120.2 million to $2.64 billion at September 30, 2023, compared to $2.52 billion at December 31, 2022. The following table provides information about owner occupied CRE and non-owner occupied CRE loans by collateral type at the dates indicated:

	September 30, 2023		December 31, 2022		Change
	Amortized Cost	% of CRE Loans	Amortized Cost	% of CRE Loans	$	%
	(Dollars in thousands)
Owner occupied and non-owner occupied CRE loans by collateral type:
Office	$566,916	21.4%	$579,762	22.9%	$(12,846)	(2.2)%
Industrial	415,243	15.7	366,947	14.6	48,296	13.2
Retail store / shopping center	287,746	10.9	291,799	11.6	(4,053)	(1.4)
Multi-family	286,091	10.8	256,661	10.2	29,430	11.5
Mini-storage	158,475	6.0	148,580	5.9	9,895	6.7
Mixed use property	152,979	5.8	154,793	6.1	(1,814)	(1.2)
Warehouse	152,055	5.8	147,443	5.8	4,612	3.1
Motel / hotel	141,731	5.4	129,352	5.1	12,379	9.6
Single purpose	122,819	4.6	112,924	4.5	9,895	8.8
Recreational / school	68,469	2.6	70,565	2.8	(2,096)	(3.0)
Other	291,354	11.0	264,846	10.5	26,508	10.0
Total	$2,643,878	100.0%	$2,523,672	100.0%	$120,206	4.8%
Office loans represented the largest segment of owner-occupied and non-owner occupied CRE loans totaling $566.9 million, or 21.4% of the total owner-occupied CRE and non-owner occupied CRE, at September 30, 2023. Of this total, $283.7 million, or 50.0%, were owner-occupied CRE loans. Owner-occupied CRE loans have a lower risk profile as there is less tenant rollover risk and generally have guarantees from the company occupying the space as well as the owners of the company. The average loan balance of owner-occupied CRE and non-owner occupied CRE was $1.2 million at September 30, 2023.
Commercial and multifamily construction loans increased $96.0 million or 44.8% due to new loan originations and advances on outstanding loans. New commitments for commercial and multifamily construction loans were $209.5 million during the nine months ended September 30, 2023.
Consumer loans decreased $22.5 million primarily due to a $33.1 million decline in indirect loans outstanding as the Bank ceased originating indirect auto loan originations in 2020.
Loans classified as nonaccrual and performing modified loans and nonperforming assets
The following table provides information about our nonaccrual loans, performing modified loans and nonperforming assets for the dates indicated:

	September 30, 2023	December 31, 2022	Change
			$	%
	(Dollars in thousands)
Nonaccrual loans: (1)
Commercial business	$3,065	$5,869	$(2,804)	(47.8)%
Real estate construction and land development	—	37	(37)	(100.0)
Total nonaccrual loans	3,065	5,906	(2,841)	(48.1)
Other real estate owned	—	—	—	—
Accruing loans past due 90 days or more	$2,158	$1,615	$543	33.6%
Total nonperforming assets	$5,223	$7,521	$(2,298)	(30.6)%

Credit quality ratios:
Nonaccrual loans to loans receivable	0.07%	0.15%	(0.08)%	(53.3)%
Nonperforming loans to loans receivable	0.12	0.19	(0.07)	(36.8)
Nonperforming assets to total assets	0.07	0.11	(0.04)	(36.4)

	September 30, 2023	December 31, 2022	Change
			$	%
Modified loans:(2)
Commercial business	$9,471
Real estate construction and land development	3,452
Consumer	45
Total performing modified loans	$12,968
(1) At both September 30, 2023 and December 31, 2022, $1.5 million of nonaccrual loans, were guaranteed by government agencies.
(2) The Company adopted ASU 2022-02 on a prospective basis January 1, 2023.
The following table provides the changes in nonaccrual loans during the nine months ended September 30, 2023:

(Dollars in thousands)
Balance, beginning of period	$5,906
Additions	908
Net principal payments, sales and transfers to accruing status	(1,175)
Payoffs	(2,574)
Balance, end of period	$3,065
Nonaccrual loans decreased $2.8 million, or 48.1%, due primarily to ongoing collection efforts including the payoff of a commercial business loan for $1.6 million which also included a recovery of $1.1 million recognized during the three months ended September 30, 2023.

Allowance for Credit Losses on Loans Overview
The following table provides information regarding our ACL on loans for the periods indicated:

	At or For the Nine Months Ended September 30,		Change
	2023	2022	$	%
	(Dollars in thousands)
ACL on loans at the end of period	$46,947	$42,089	$4,858	11.5%

Credit quality ratios:
ACL on loans to loans receivable	1.10%	1.05%	0.05	4.8
ACL on loans to nonaccrual loans	1,531.71	675.15	856.56	126.9

Net recoveries	$(895)	$(980)	$85	(8.7)
Average balance of loans receivable, net during the period(1)	4,129,429	3,815,387	314,042	8.2
Net recoveries on loans to average loans receivable, net(2)	(0.03)%	(0.03)%	—%	—%
(1) Average balance of loans receivable, net includes loans held for sale.
(2) Annualized.
The ACL on loans increased $4.0 million, or 9.2%, to $46.9 million at September 30, 2023 from $43.0 million at December 31, 2022 due primarily to an increase in loans receivable, net as well as a change in mix of loans.
The following table presents the ACL on loans by loan portfolio segment at the indicated dates:

	September 30, 2023			December 31, 2022
	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans
	(Dollars in thousands)
Commercial business	$31,105	0.93%	78.1%	$30,718	0.95%	79.4%
Residential real estate	3,549	0.94	8.8	2,872	0.84	8.5
Real estate construction and land development	9,959	2.62	9.0	7,063	2.40	7.3

	September 30, 2023			December 31, 2022
	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans
	(Dollars in thousands)
Consumer	2,334	1.35	4.1	2,333	1.19	4.8
Total ACL on loans	$46,947	1.10%	100.0%	$42,986	1.06%	100.0%

Deposits Overview
The following table summarizes the Company's deposits at the dates indicated:

	September 30, 2023		December 31, 2022		Change
	Balance (1)	% of Total Deposits	Balance (1)	% of Total Deposits	$	%
	(Dollars in thousands)
Noninterest demand deposits	$1,789,293	31.7%	$2,099,464	35.5%	$(310,171)	(14.8)%
Interest bearing demand deposits	1,630,007	28.9	1,830,727	30.9	(200,720)	(11.0)
Money market accounts	1,081,253	19.2	1,063,243	17.9	18,010	1.7
Savings accounts	506,028	9.0	623,833	10.5	(117,805)	(18.9)
Total non-maturity deposits	5,006,581	88.8	5,617,267	94.8	(610,686)	(10.9)
Certificates of deposit	628,606	11.2	307,573	5.2	321,033	104.4
Total deposits	$5,635,187	100.0%	$5,924,840	100.0%	$(289,653)	(4.9)%
(1) Deposit balances at December 31, 2022 include deposits held for sale of $17.4 million, respectively.
Total deposits decreased $289.7 million, or 4.9%, to $5.64 billion at September 30, 2023, compared to $5.92 billion at December 31, 2022 due primarily to an overall reduction in market liquidity, as well as interest rate sensitive clients moving a portion of their non-operating deposits to higher yielding accounts. Certificate of deposits increased due to increasing rates which, attracted customers to this deposit type as well as the addition of $107.5 million in brokered deposits.
The Bank entered into a purchase and sale agreement with a third party to sell and transfer certain assets, deposits and other liabilities of its branch in Ellensburg, WA in September 2022. During the three months ended September 30, 2023, $13.8 million in deposits were sold as part of the closing of the Ellensburg branch sale, which included $13.6 million of non-maturity deposits. At December 31, 2022, $17.4 million in deposits were classified as held for sale.

Borrowings Overview
The FHLB functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At September 30, 2023, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $1.20 billion. The Bank had no FHLB advances outstanding at both September 30, 2023 and December 31, 2022. Advances from the FHLB may be collateralized by FHLB stock owned by the Bank, deposits at the FHLB, certain commercial and residential real estate loans, investment securities or other assets.
The Bank maintains a credit facility with the FRB through both the Discount Window and BTFP with available borrowing capacity of $823.1 million as of September 30, 2023. The Bank had $450.0 million in BTFP borrowings outstanding at September 30, 2023. The BTFP offers loans of up to one year in length to institutions pledging eligible investment securities. The advance rate on the collateral is at par value. The average rate on borrowings from the BTFP was 4.74%. The Bank had no FRB borrowings outstanding at December 31, 2022. All advances are secured by investment securities.
The Company utilizes securities sold under agreement to repurchase with one day maturities as a supplement to funding sources. Securities sold under agreement to repurchase are secured by pledged investment securities. Under the securities sold under agreement to repurchase, the Company is required to maintain an aggregate market value of securities pledged greater than the balance of the securities sold under agreement to repurchase. At September 30, 2023 and December 31, 2022, the Company had securities sold under agreements to repurchase of $23.2 million and $46.6 million, respectively.
In addition to funds obtained in the ordinary course of business, the Company assumed trust preferred securities and junior subordinated debentures as part of a prior acquisition. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital. The junior subordinated debentures outstanding as of September 30, 2023 and December 31, 2022 were $21.7 million and $21.5 million, respectively, net of unaccreted discount.

The Bank maintains available unsecured federal funds lines with five correspondent banks totaling $145.0 million, with no outstanding borrowings at September 30, 2023.

Stockholders' Equity Overview
The Company’s stockholders' equity to assets ratio was 11.4% at September 30, 2023 and December 31, 2022. Total stockholders' equity increased $15.7 million, or 2.0%, to $813.5 million at September 30, 2023 from $797.9 million at December 31, 2022. The increase was due primarily to $55.5 million in net income recognized, offset partially by $23.3 million in cash dividends declared, an increase of $12.8 million in accumulated other comprehensive loss as a result of declining fair values of investment securities available for sale, and $6.9 million for the repurchase of the Company's common stock during the nine months ended September 30, 2023.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On October 18, 2023, the Company’s board of directors declared a regular quarterly dividend of $0.22 per common share payable on November 15, 2023 to shareholders of record on November 1, 2023.

Regulatory Requirements Overview
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the unaudited Condensed Consolidated Financial Statements. Additionally, the Company and the Bank are required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. Management believes that as of September 30, 2023, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of September 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories. The following table presents the actual capital ratios of the Company and the Bank at the periods indicated:

	Company		Bank
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Common equity Tier 1 capital ratio	12.9%	12.8%	12.9%	12.9%
Leverage ratio	9.9	9.7	9.7	9.4
Tier 1 capital ratio	13.3	13.2	12.9	12.9
Total capital ratio	14.1	14.0	13.8	13.7
Capital conservation buffer	6.1	6.0	5.8	5.7
As of both September 30, 2023 and December 31, 2022, the capital measures reflect the revised CECL capital transition provisions adopted by the Federal Reserve and the FDIC that allowed the Bank the option to delay for two years until December 31, 2021 an estimate of CECL’s effect on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period.

Liquidity and Capital Resources
We maintain sufficient cash and cash equivalents and investment securities to meet short-term liquidity needs and actively monitor our long-term liquidity position to ensure the availability of capital resources for contractual obligations, strategic loan growth objectives and to fund operations. Our funding strategy has been to acquire non-maturity deposits from our retail accounts, and noninterest bearing demand deposits from our commercial customers and to use our borrowing availability to fund growth in assets. Our liquidity policy permits the purchase of brokered deposits in an amount not to exceed 15% of the Bank's total deposits as a secondary source for funding. At September 30, 2023, we had $107.5 million in brokered deposits, which constituted 1.91% of total deposits. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition so we adhere to internal management targets assigned to the loan to deposit ratio, liquidity ratio, net short-term non-core funding ratio and non-core liabilities to total assets ratio to ensure an appropriate liquidity position. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.
The following table summarizes the Company's available liquidity as of the dates indicated:

	September 30, 2023	December 31 2022
	(Dollars in thousands)
FRB borrowing availability	$823,117	$46,827
FHLB borrowing availability(1)	1,202,172	1,226,234
Unencumbered investment securities available for sale(2)	779,871	1,323,947
Cash and cash equivalents	220,503	103,590
Fed funds line borrowing availability with correspondent banks	145,000	215,000
Total sources of liquidity	3,170,663	2,915,598
Less: Borrowings outstanding	(450,000)	—
Total available liquidity	$2,720,663	$2,915,598
(1) Includes FHLB borrowing availability of $1.20 billion at September 30, 2023 based on pledged assets, however, maximum credit capacity is 45% of the Bank's total assets one quarter in arrears or $3.10 billion.
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

Critical Accounting Estimates
Our critical accounting estimates are described in detail in the "Critical Accounting Estimates" section within Item 7 of our 2022 Annual Form the Form 10-K. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting estimates include estimates of the ACL on loans, the ACL on unfunded commitments and goodwill. There have been no material changes in these estimates during the nine months ended September 30, 2023.

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

Based on the results of the simulation model, the following table presents the change in our net interest income as a result of parallel rate shock scenarios for the presented periods after the dates shown:

	September 30, 2023		December 31, 2022
	Amount	% Change in Net Interest Income	Amount	% Change in Net Interest Income
	(Dollars in thousands)
Modeled increase in market interest rates of 100 basis points
Increase in net interest income in Year 1	$2,420	1.1%	$5,113	2.0%
Increase in net interest income in Year 2	4,104	1.6	11,147	4.1
Modeled increase in market interest rates of 200 basis points
Increase in net interest income in Year 1	3,184	1.4	8,181	3.2
Increase in net interest income in Year 2	6,266	2.4	19,889	7.3
Modeled decrease in market interest rates of 100 basis points
Increase (decrease) in net interest income in Year 1	3,125	1.4	(5,433)	(2.1)
Decrease in net interest income in Year 2	318	0.1	(10,534)	(3.9)
Modeled decrease in market interest rates of 200 basis points
Increase (decrease) in net interest income in Year 1	2,812	1.2	(16,840)	(6.6)
Decrease in net interest income in Year 2	$(4,113)	(1.6)%	$(29,942)	(11.0)%
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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2023 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
Neither the Company nor the Bank is a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in Item 1A of the Company’s 2022 Annual Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Not applicable.
(b) Not applicable.

(c) Repurchase Plans
The following table provides information about repurchases of common stock by the Company during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1, 2023—July 31, 2023	—	$—	10,169,168	455,909
August 1, 2023— August 31, 2023	—	—	10,169,168	455,909
September 1, 2023—September 30, 2023	148,454	17.08	10,317,287	307,790
Total	148,454	$17.08
(1)Of the common shares repurchased by the Company between July 1, 2023 and September 30, 2023, a total of 335 shares represented the cancellation of stock to pay withholding taxes on vested restricted stock units and were not repurchased pursuant to the publicly announced stock repurchase program.
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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.    OTHER INFORMATION
(a) None
(b) None
(c) During the three and nine months ended September 30, 2023, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

ITEM 6.     EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
10.1*	Heritage Financial Corporation 2023 Omnibus Equity Plan	DEF 14A	4.4	03/22/2023
10.2*	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2023 Omnibus Equity Plan	S-8	4.5	05/08/23
10.3*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2023 Omnibus Equity Plan	S-8	4.6	05/08/23
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
* Indicates management contract or compensatory plan or arrangement.
(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION
Date:
November 8, 2023	/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer
Date:
November 8, 2023	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer