Form 10-Q
period 2024-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2024-05-07
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024 or

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
As of April 25, 2024, there were 34,689,843 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2024

GLOSSARY OF ACRONYMS, ABBREVIATIONS, AND TERMS

The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q. As used throughout this report, the terms “we”, “our”, “us”, or the "Company" refer to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

2023 Annual Form 10-K	Company's Annual Report on Form 10-K for the year ended December 31, 2023
ACL	Allowance for credit losses
AOCI	Accumulated other comprehensive income (loss), net
ASU	Accounting Standards Update
Bank	Heritage Bank
BTFP	Bank Term Funding Program
CECL	Current Expected Credit Loss
CMO	Collateralized Mortgage Obligations
CRA	Community Reinvestment Act
CRE	Commercial real estate
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FRB	Federal Reserve Bank of San Francisco
FHLB	Federal Home Loan Bank of Des Moines
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offering Rate
LIHTC	Low-Income Housing Tax Credit
MBS	Mortgage-backed securities
SEC	Securities and Exchange Commission
SM	Special Mention
SS	Substandard
TDR	Troubled debt restructured

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
•changes in the interest rate environment, including the recent past increases in the Federal Reserve benchmark rate and duration at which such increased interest rate levels are maintained, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•other risks detailed from time to time in our reports filed with or furnished to the SEC, including our 2023 Annual Form 10-K, which are available on our website at www.hf-wa.com and on the SEC's website at www.sec.gov.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except share data)

	March 31, 2024	December 31 2023
ASSETS
Cash on hand and in banks	$52,947	$55,851
Interest earning deposits	136,700	169,122
Cash and cash equivalents	189,647	224,973
Investment securities available for sale, at fair value, net (amortized cost of $1,087,789 and $1,227,787, respectively)	996,510	1,134,353
Investment securities held to maturity, at amortized cost, net (fair value of $649,001 and $662,450, respectively)	734,006	739,442
Total investment securities	1,730,516	1,873,795
Loans receivable	4,428,165	4,335,627
Allowance for credit losses on loans	(49,736)	(47,999)
Loans receivable, net	4,378,429	4,287,628
Premises and equipment, net	74,092	74,899
Federal Home Loan Bank stock, at cost	4,303	4,186
Bank owned life insurance	125,615	125,655
Accrued interest receivable	19,898	19,518
Prepaid expenses and other assets	323,472	318,571
Other intangible assets, net	4,372	4,793
Goodwill	240,939	240,939
Total assets	$7,091,283	$7,174,957
LIABILITIES AND STOCKHOLDERS' EQUITY
Non-interest bearing deposits	$1,637,111	$1,715,847
Interest bearing deposits	3,895,216	3,884,025
Total deposits	5,532,327	5,599,872
Borrowings	500,000	500,000
Junior subordinated debentures	21,838	21,765
Accrued expenses and other liabilities	189,538	200,059
Total liabilities	6,243,703	6,321,696
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 34,689,843 and 34,906,233 shares issued and outstanding, respectively	544,636	549,748
Retained earnings	373,629	375,989
Accumulated other comprehensive loss, net	(70,685)	(72,476)
Total stockholders’ equity	847,580	853,261
Total liabilities and stockholders’ equity	$7,091,283	$7,174,957

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except shares and per share data)

	Three Months Ended March 31,
	2024	2023
INTEREST INCOME:
Interest and fees on loans	$57,862	$50,450
Taxable interest on investment securities	14,834	14,657
Nontaxable interest on investment securities	181	586
Interest on interest earning deposits	1,476	972
Total interest income	74,353	66,665
INTEREST EXPENSE:
Deposits	16,388	4,528
Junior subordinated debentures	547	482
Securities sold under agreement to repurchase	—	47
Borrowings	5,888	1,766
Total interest expense	22,823	6,823
Net interest income	51,530	59,842
Provision for credit losses	1,392	1,825
Net interest income after provision for credit losses	50,138	58,017
NONINTEREST INCOME:
Service charges and other fees	2,788	2,624
Card revenue	1,839	2,000
Loss on sale of investment securities, net	(9,973)	(286)
Gain on sale of loans, net	26	49
Interest rate swap fees	—	53
Bank owned life insurance income	920	709
Gain on sale of other assets, net	—	2
Other income	1,500	3,107
Total noninterest income (loss)	(2,900)	8,258
NONINTEREST EXPENSE:
Compensation and employee benefits	25,476	25,536
Occupancy and equipment	4,932	4,892
Data processing	3,537	4,342
Marketing	211	402
Professional services	567	628
State/municipal business and use taxes	1,300	1,008
Federal deposit insurance premium	795	850
Amortization of intangible assets	421	623
Other expense	3,131	3,324
Total noninterest expense	40,370	41,605
Income before income taxes	6,868	24,670
Income tax expense	1,120	4,213
Net income	$5,748	$20,457
Basic earnings per share	$0.17	$0.58
Diluted earnings per share	$0.16	$0.58
Dividends declared per share	$0.23	$0.22
Average number of basic shares outstanding	34,825,471	35,108,390
Average number of diluted shares outstanding	35,227,138	35,445,340
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Net Income	$5,748	$20,457
Change in fair value of investment securities available for sale, net of tax of $(1,907) and $4,517, respectively	(5,911)	16,890
Amortization of net unrealized gain for the reclassification of investment securities available for sale to held to maturity, net of tax of $(17) and $(15), respectively	(64)	(60)
Reclassification adjustment for net loss from sale of investment securities available for sale included in income, net of tax benefit of $2,207 and $63, respectively	7,766	223
Other comprehensive income	1,791	17,053
Comprehensive income	$7,539	$37,510
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except shares and per share data)

	Three Months Ended March 31, 2024
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2023	34,906,233	$549,748	$375,989	$(72,476)	$853,261
Restricted stock units vested	113,188				—
Stock-based compensation expense		1,006			1,006
Common stock repurchased	(329,578)	(6,118)			(6,118)
Net income			5,748		5,748
Other comprehensive income, net of tax				1,791	1,791
Cash dividends declared on common stock ($0.23 per share)			(8,108)		(8,108)
Balance at March 31, 2024	34,689,843	$544,636	$373,629	$(70,685)	$847,580

	Three Months Ended March 31, 2023
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2022	35,106,697	$552,397	$345,346	$(99,850)	$797,893
Restricted stock units vested	116,502				—
Stock-based compensation expense		1,099			1,099
Common stock repurchased	(115,079)	(2,627)			(2,627)
Net income			20,457		20,457
Other comprehensive income, net of tax				17,053	17,053
Cash dividends declared on common stock ($0.22 per share)			(7,793)		(7,793)
Balance at March 31, 2023	35,108,120	$550,869	$358,010	$(82,797)	$826,082

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$5,748	$20,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	554	807
Provision for credit losses	1,392	1,825
Stock-based compensation expense	1,006	1,099
Amortization of intangible assets	421	623
Origination of mortgage loans held for sale	(1,318)	(1,351)
Proceeds from sale of mortgage loans held for sale	1,344	1,400
Bank owned life insurance income	(920)	(709)
Gain on sale of mortgage loans held for sale, net	(26)	(49)
Loss on sale of investment securities available for sale, net	9,973	286
Other	(5,275)	(991)
Net cash provided by operating activities	12,899	23,397
Cash flows from investing activities:
Loan originations and purchases, net of payments	(91,473)	(75,839)
Maturities and repayments of investment securities available for sale	29,397	26,949
Maturities and repayments of investment securities held to maturity	5,225	5,995
Purchase of investment securities available for sale	(33,132)	(14,994)
Purchase of premises and equipment	(893)	(4,653)
Purchase of bank owned life insurance	(39)	—
Purchases of Federal Home Loan Bank stock	(117)	(28,604)
Proceeds from sales of investment securities available for sale	134,066	22,688
Proceeds from redemption of Federal Home Loan Bank stock	—	13,823
Proceeds from sales of premises and equipment	—	2
Capital contributions to LIHTC investments	(9,568)	(369)
Net cash provided (used) by investing activities	33,466	(55,002)
Cash flows from financing activities:
Net decrease in deposits	(67,545)	(135,818)
Proceeds from borrowings	15,000	715,100
Repayment of borrowings	(15,000)	(332,000)
Common stock cash dividends paid	(8,028)	(7,723)
Net decrease in securities sold under agreement to repurchase	—	(7,436)
Repurchase of common stock	(6,118)	(2,627)
Net cash (used) provided by financing activities	(81,691)	229,496
Net (decrease) increase in cash and cash equivalents	(35,326)	197,891
Cash and cash equivalents at beginning of period	224,973	103,590
Cash and cash equivalents at end of period	$189,647	$301,481

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,342	$6,501

Supplemental non-cash disclosures of cash flow information:
Investment in LIHTC partnership and related funding commitment	2	12
Right of use assets obtained in exchange for new operating lease liabilities	2,305	1,296
Transfer of bank owned life insurance to prepaid expenses and other assets due to death benefit accrued	999	—

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
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. It is recommended these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2023 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
The accompanying Condensed Consolidated Financial Statements presented for the year end December 31, 2023 were derived from audited financial statements and do not include all disclosures required by GAAP.
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
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the unaudited Condensed Consolidated Financial Statements are disclosed in greater detail in the 2023 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies during the three months ended March 31, 2024 from those contained in the 2023 Annual Form 10-K.
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
FASB ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force), was issued in February 2023. The amendments in this ASU permit companies to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method, if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax credits and other income tax benefits received and recognizes the net amortization and income tax credits and other income tax benefits in the statement of operations as a component of income tax expense (benefit). The amendments also require that a reporting entity disclose certain information in annual and interim reporting periods that enable investors to understand the investments that generate income tax credits and other income tax benefits from a tax credit program. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023, with early adoption permitted. The amendments in the ASU can be applied either on a modified retrospective or a retrospective basis. The Company had already applied proportional amortization to its LIHTC investments prior to January 1, 2024. The amendments in this ASU allow the Company to expand the use of proportional amortization to other types of qualifying tax credit investments. The Company has chosen not to expand the use of proportional amortization beyond its LIHTC investment portfolio. Thus, at this time, this ASU only impacts disclosure requirements.
FASB ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, was issued in December 2023. The amendments in this ASU require a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all periods presented. The Company expects this ASU to only impact its disclosure requirements and does not expect the adoption of this ASU to have a material impact on its business operations or Consolidated Statements of Financial Condition.

(2)Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement the Bank’s lending activities.
There were no investment securities classified as trading at March 31, 2024 or December 31, 2023.
(a) Investment Securities by Classification, Type and Maturity
The following tables present the amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized and unrecognized gains and losses including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in AOCI, at the dates indicated:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$16,001	$—	$(2,584)	$13,417
Municipal securities	83,788	6	(11,839)	71,955
Residential CMO and MBS(1)	519,152	1,128	(43,538)	476,742
Commercial CMO and MBS(1)	443,537	111	(34,180)	409,468
Corporate obligations	11,658	27	(494)	11,191
Other asset-backed securities	13,653	94	(10)	13,737
Total	$1,087,789	$1,366	$(92,645)	$996,510
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	March 31, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,110	$—	$(29,980)	$121,130
Residential CMO and MBS(1)	262,359	—	(17,439)	244,920
Commercial CMO and MBS(1)	320,537	—	(37,586)	282,951
Total	$734,006	$—	$(85,005)	$649,001
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$16,047	$—	$(2,297)	$13,750
Municipal securities	92,231	9	(12,715)	79,525
Residential CMO and MBS(1)	555,518	2,656	(46,125)	512,049
Commercial CMO and MBS(1)	538,910	88	(34,740)	504,258
Corporate obligations	7,745	2	(134)	7,613
Other asset-backed securities	17,336	31	(209)	17,158
Total	$1,227,787	$2,786	$(96,220)	$1,134,353
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,075	$—	$(27,701)	$123,374
Residential CMO and MBS(1)	267,204	—	(14,101)	253,103
Commercial CMO and MBS(1)	321,163	—	(35,190)	285,973
Total	$739,442	$—	$(76,992)	$662,450
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
The following table presents the amortized cost and fair value of investment securities by contractual maturity at the date indicated. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2024
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$3,211	$3,185	$—	$—
Due after one year through five years	5,296	5,033	—	—
Due after five years through ten years	39,359	35,988	93,269	77,426
Due after ten years	63,581	52,357	57,841	43,704
Total investment securities due at a single maturity date	111,447	96,563	151,110	121,130
MBS(1)	976,342	899,947	582,896	527,871
Total investment securities	$1,087,789	$996,510	$734,006	$649,001
(1) MBS, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their payment speed.
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2024 and December 31, 2023.
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

	March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—	$13,417	$(2,584)	$13,417	$(2,584)
Municipal securities	2,981	(20)	64,458	(11,819)	67,439	(11,839)
Residential CMO and MBS(1)	57,366	(97)	301,367	(43,441)	358,733	(43,538)
Commercial CMO and MBS(1)	6,392	(68)	380,815	(34,112)	387,207	(34,180)
Corporate obligations	6,376	(348)	3,854	(146)	10,230	(494)
Other asset-backed securities	—	—	2,144	(10)	2,144	(10)
Total	$73,115	$(533)	$766,055	$(92,112)	$839,170	$(92,645)
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—	$13,750	$(2,297)	$13,750	$(2,297)
Municipal securities	3,548	(18)	71,458	(12,697)	75,006	(12,715)
Residential CMO and MBS(1)	—	—	358,316	(46,125)	358,316	(46,125)
Commercial CMO and MBS(1)	37,899	(228)	448,197	(34,512)	486,096	(34,740)
Corporate obligations	911	(20)	3,887	(114)	4,798	(134)
Other asset-backed securities	4,338	(22)	7,291	(187)	11,629	(209)
Total	$46,696	$(288)	$902,899	$(95,932)	$949,595	$(96,220)
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
(c) ACL on Investment Securities
The Company evaluated investment securities available for sale as of March 31, 2024 and December 31, 2023, and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of either March 31, 2024 or December 31, 2023. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of March 31, 2024 and December 31, 2023.
The Company also evaluated investment securities held to maturity for current expected credit losses as of March 31, 2024 and December 31, 2023. There were no investment securities held to maturity classified as nonaccrual or past due as of March 31, 2024 and December 31, 2023, and all were issued by the U.S. government and its agencies and either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and had a long history of no credit losses. Accordingly, the Company did not measure expected credit losses on investment securities held to maturity since the historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. Therefore, no ACL on investment securities held to maturity was recorded as of March 31, 2024 and December 31, 2023.

(d) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of investment securities available for sale determined using the specific identification method for the dates indicated:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Gross realized gains	$—	$36
Gross realized losses	(9,973)	(322)
Net realized losses	$(9,973)	$(286)
(e) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities that were pledged as collateral for the following obligations at the dates indicated:

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
State and local governments public deposits	$235,829	$219,951	$238,060	$224,879
FRB	619,972	520,685	845,098	742,197
Other securities pledged	54,376	48,457	54,636	49,032
Total	$910,177	$789,093	$1,137,794	$1,016,108
(f) Accrued Interest Receivable
Accrued interest receivable excluded from the amortized cost of investment securities available for sale totaled $3.6 million and $3.8 million at March 31, 2024 and December 31, 2023, respectively. Accrued interest receivable excluded from the amortized cost on investment securities held to maturity totaled $2.2 million and $2.3 million at March 31, 2024 and December 31, 2023, respectively.
No amounts of accrued interest receivable on investment securities available for sale or held to maturity were reversed against interest income on investment securities during the three months ended March 31, 2024 and 2023.

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
(a) Loan Origination/Risk Management
The Company categorizes the individual loans in the total loan portfolio into four segments: commercial business; residential real estate; real estate construction and land development; and consumer. Within these segments are classes of loans for which management monitors and assesses credit risk in the loan portfolios. A detailed description of the portfolio segments and classes is contained in the 2023 Annual Form 10-K.
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
The amortized cost of loans receivable, net of ACL on loans, consisted of the following portfolio segments and classes at the dates indicated:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$760,391	$718,291

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Owner-occupied CRE	951,583	958,620
Non-owner occupied CRE	1,702,665	1,697,574
Total commercial business	3,414,639	3,374,485
Residential real estate	386,357	375,342
Real estate construction and land development:
Residential	84,081	78,610
Commercial and multifamily	372,532	335,819
Total real estate construction and land development	456,613	414,429
Consumer	170,556	171,371
Loans receivable	4,428,165	4,335,627
ACL on loans	(49,736)	(47,999)
Loans receivable, net	$4,378,429	$4,287,628

Balances included in the amortized cost of loans receivable:
Unamortized net discount on acquired loans	$(1,701)	$(1,923)
Unamortized net deferred fee	$(10,477)	$(11,063)
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
(c) Credit Quality Indicators
As part of the on-going monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of the loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans, (v) past due status, and (vi) the general economic conditions of the United States of America, and specifically the states of Washington, Oregon and Idaho.
The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 10. Risk grades are aggregated to create the risk categories of Pass for grades 1 to 6, Special Mention or "SM" for grade 7, Substandard or "SS" for grade 8, Doubtful for grade 9 and Loss for grade 10. Descriptions of the general characteristics of the risk grades, including qualitative information on how the risk grades relate to the risk of loss, are contained in the 2023 Annual Form 10-K. Numerical loan grades for loans are established at the origination of the loan. Changes to loan grades are considered at the time new information about the performance of a loan becomes available, including the receipt of updated financial information from the borrower, results of annual term loan reviews and scheduled loan reviews. For consumer loans, the Company follows the FDIC’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property.
Loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a pass grade may have some estimated inherent losses, but to a lesser extent than the other loan grades. The SM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of any potential loss. The likelihood of loss for SM graded loans, however, is greater than pass graded loans because there has been measurable credit deterioration. Loans with a SS grade have further credit deterioration and include both accrual loans and nonaccrual loans. For Doubtful and Loss graded loans, the Company is almost certain of the losses and the outstanding principal balances are generally charged off to the realizable value. There were no loans graded doubtful or loss as of March 31, 2024 and December 31, 2023.
The following tables present the amortized cost of loans receivable by risk grade and origination year, and the gross charge-offs by loan class and origination year, at the dates indicated:

	March 31, 2024						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
Commercial business:
Commercial and industrial
Pass	$33,046	$137,136	$144,972	$69,034	$62,729	$107,294	$152,995	$183	$707,389
SM	—	—	3,262	182	1,268	5,718	15,002	—	25,432
SS	—	549	930	2,515	3,528	8,382	9,419	2,247	27,570
Total	33,046	137,685	149,164	71,731	67,525	121,394	177,416	2,430	760,391
Owner-occupied CRE
Pass	19,124	86,118	139,239	158,087	80,845	432,600	—	—	916,013
SM	—	—	—	2,204	2,752	9,835	—	—	14,791
SS	—	—	—	1,815	650	18,314	—	—	20,779
Total	19,124	86,118	139,239	162,106	84,247	460,749	—	—	951,583
Non-owner occupied CRE
Pass	12,872	156,086	260,711	214,986	155,872	852,304	—	—	1,652,831
SM	—	—	—	8,126	—	28,603	—	—	36,729
SS	—	—	594	—	—	12,511	—	—	13,105
Total	12,872	156,086	261,305	223,112	155,872	893,418	—	—	1,702,665
Total commercial business
Pass	65,042	379,340	544,922	442,107	299,446	1,392,198	152,995	183	3,276,233
SM	—	—	3,262	10,512	4,020	44,156	15,002	—	76,952
SS	—	549	1,524	4,330	4,178	39,207	9,419	2,247	61,454
Total	65,042	379,889	549,708	456,949	307,644	1,475,561	177,416	2,430	3,414,639
Commercial business gross charge-offs
Current period	—	—	—	—	—	77	—	—	77
Residential real estate
Pass	6,359	44,962	140,160	139,173	23,833	30,914	—	—	385,401
SS	—	—	—	797	—	159	—	—	956
Total	6,359	44,962	140,160	139,970	23,833	31,073	—	—	386,357
Real estate construction and land development:
Residential
Pass	7,151	46,054	21,539	423	1,087	1,492	—	—	77,746
SS	—	1,000	—	5,335	—	—	—	—	6,335
Total	7,151	47,054	21,539	5,758	1,087	1,492	—	—	84,081
Commercial and multifamily
Pass	4,340	63,921	206,932	67,984	332	3,743	—	—	347,252
SM	—	—	—	15,142	4,148	5,990	—	—	25,280
Total	4,340	63,921	206,932	83,126	4,480	9,733	—	—	372,532

	March 31, 2024						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	Term Loans Amortized Cost Basis by Origination Year
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
Total real estate construction and land development
Pass	11,491	109,975	228,471	68,407	1,419	5,235	—	—	424,998
SM	—	—	—	15,142	4,148	5,990	—	—	25,280
SS	—	1,000	—	5,335	—	—	—	—	6,335
Total	11,491	110,975	228,471	88,884	5,567	11,225	—	—	456,613
Consumer
Pass	723	1,760	1,906	414	5,178	32,313	126,824	—	169,118
SS	—	—	25	—	150	928	327	8	1,438
Total	723	1,760	1,931	414	5,328	33,241	127,151	8	170,556
Consumer gross charge-offs:
Current period	—	1	—	—	—	42	80	—	123
Loans receivable
Pass	83,615	536,037	915,459	650,101	329,876	1,460,660	279,819	183	4,255,750
SM	—	—	3,262	25,654	8,168	50,146	15,002	—	102,232
SS	—	1,549	1,549	10,462	4,328	40,294	9,746	2,255	70,183
Total	$83,615	$537,586	$920,270	$686,217	$342,372	$1,551,100	$304,567	$2,438	$4,428,165
Gross charge-offs:
Total	$—	$1	$—	$—	$—	$119	$80	$—	$200
(1) Represents the loans receivable balance at March 31, 2024 which was converted from a revolving loan to a non-revolving amortizing loan during the three months ended March 31, 2024.

	December 31, 2023						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior
	(Dollars in thousands)
Commercial business:
Commercial and industrial
Pass	$120,973	$150,854	$74,231	$66,364	$40,307	$76,924	$141,740	$188	$671,581
SM	—	2,495	104	292	4,556	1,458	9,124	—	18,029
SS	—	1,215	2,734	3,548	1,076	7,875	12,168	65	28,681
Total	120,973	154,564	77,069	70,204	45,939	86,257	163,032	253	718,291
Owner-occupied CRE
Pass	90,775	138,505	159,490	82,296	146,869	299,609	—	—	917,544
SM	—	—	2,219	2,775	705	16,266	—	—	21,965
SS	—	—	4,908	654	—	13,549	—	—	19,111
Total	90,775	138,505	166,617	85,725	147,574	329,424	—	—	958,620
Non-owner-occupied CRE
Pass	153,239	260,431	216,811	157,424	239,928	628,489	—	—	1,656,322
SM	—	—	8,172	—	570	19,300	—	—	28,042
SS	—	598	—	—	—	12,612	—	—	13,210
Total	153,239	261,029	224,983	157,424	240,498	660,401	—	—	1,697,574

	December 31, 2023						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	Term Loans Amortized Cost Basis by Origination Year
	2023	2022	2021	2020	2019	Prior
	(Dollars in thousands)
Total commercial business
Pass	364,987	549,790	450,532	306,084	427,104	1,005,022	141,740	188	3,245,447
SM	—	2,495	10,495	3,067	5,831	37,024	9,124	—	68,036
SS	—	1,813	7,642	4,202	1,076	34,036	12,168	65	61,002
Total	364,987	554,098	468,669	313,353	434,011	1,076,082	163,032	253	3,374,485
Commercial business gross charge-offs
Current period	—	—	—	61	—	100	—	—	161
Residential real estate
Pass	36,321	141,201	141,430	24,108	15,022	16,297	—	—	374,379
SS	—	—	801	—	—	162	—	—	963
Total	36,321	141,201	142,231	24,108	15,022	16,459	—	—	375,342
Real estate construction and land development:
Residential
Pass	41,663	24,760	1,050	1,289	804	719	1	—	70,286
SM	—	—	2,139	—	—	—	—	—	2,139
SS	1,000	319	4,866	—	—	—	—	—	6,185
Total	42,663	25,079	8,055	1,289	804	719	1	—	78,610
Commercial and multifamily
Pass	42,499	187,827	91,460	337	749	3,145	—	—	326,017
SM	—	—	—	3,777	5,660	365	—	—	9,802
Total	42,499	187,827	91,460	4,114	6,409	3,510	—	—	335,819
Total real estate construction and land development
Pass	84,162	212,587	92,510	1,626	1,553	3,864	1	—	396,303
SM	—	—	2,139	3,777	5,660	365	—	—	11,941
SS	1,000	319	4,866	—	—	—	—	—	6,185
Total	85,162	212,906	99,515	5,403	7,213	4,229	1	—	414,429
Consumer
Pass	1,897	1,980	293	6,221	15,841	20,402	122,007	1,123	169,764
SS	—	—	—	134	207	893	333	40	1,607
Total	1,897	1,980	293	6,355	16,048	21,295	122,340	1,163	171,371
Consumer gross charge-offs:
Current period	—	—	—	8	39	35	71	—	153
Loans receivable
Pass	487,367	905,558	684,765	338,039	459,520	1,045,585	263,748	1,311	4,185,893
SM	—	2,495	12,634	6,844	11,491	37,389	9,124	—	79,977
SS	1,000	2,132	13,309	4,336	1,283	35,091	12,501	105	69,757
Total	$488,367	$910,185	$710,708	$349,219	$472,294	$1,118,065	$285,373	$1,416	$4,335,627
Gross charge-offs:
Current period	$—	$—	$—	$69	$39	$135	$71	$—	$314
(1) Represents the loans receivable balance at December 31, 2023 which was converted from a revolving loan to non-revolving amortizing loan during the year ended December 31, 2023.

(d) Nonaccrual Loans
The following tables present the amortized cost of nonaccrual loans at the dates indicated:

	March 31, 2024
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$2,283	$2,307	$4,590
Owner-occupied CRE	—	202	202
Total	$2,283	$2,509	$4,792

	December 31, 2023
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,706	$2,557	$4,263
Owner-occupied CRE	—	205	205
Total	$1,706	$2,762	$4,468
The following table presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full or sale of previously classified nonaccrual loans during the following periods:

	Three Months Ended March 31,
	2024		2023
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$(13)	$3	$(14)	$28
Total	$(13)	$3	$(14)	$28

For the three months ended March 31, 2024 and 2023, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full or sale.
(e) Past due loans
The Company performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The following tables present the amortized cost of past due loans at the dates indicated:

	March 31, 2024
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$3,433	$6,131	$9,564	$750,827	$760,391
Owner-occupied CRE	806	189	995	950,588	951,583
Non-owner occupied CRE	—	—	—	1,702,665	1,702,665
Total commercial business	4,239	6,320	10,559	3,404,080	3,414,639
Residential real estate	—	—	—	386,357	386,357
Real estate construction and land development:
Residential	—	—	—	84,081	84,081

	March 31, 2024
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial and multifamily	—	—	—	372,532	372,532
Total real estate construction and land development	—	—	—	456,613	456,613
Consumer	387	160	547	170,009	170,556
Total	$4,626	$6,480	$11,106	$4,417,059	$4,428,165

	December 31, 2023
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$2,289	$3,857	$6,146	$712,145	$718,291
Owner-occupied CRE	—	189	189	958,431	958,620
Non-owner occupied CRE	1,489	—	1,489	1,696,085	1,697,574
Total commercial business	3,778	4,046	7,824	3,366,661	3,374,485
Residential real estate	162	—	162	375,180	375,342
Real estate construction and land development:
Residential	—	319	319	78,291	78,610
Commercial and multifamily	—	—	—	335,819	335,819
Total real estate construction and land development	—	319	319	414,110	414,429
Consumer	615	87	702	170,669	171,371
Total	$4,555	$4,452	$9,007	$4,326,620	$4,335,627
Loans 90 days or more past due and still accruing interest were $2.6 million and $1.3 million as of March 31, 2024 and December 31, 2023, respectively.
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

	March 31, 2024
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$260	$389	$621	$881	$2,151
Owner-occupied CRE	189	—	—	—	189
Total	$449	$389	$621	$881	$2,340

	December 31, 2023
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$260	$389	$621	$304	$1,574
Owner-occupied CRE	189	—	—	—	189
Total	$449	$389	$621	$304	$1,763

There have been no significant changes to the collateral securing loans individually evaluated for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the three months ended March 31, 2024, except changes due to additions or removals of loans in this classification.
(g) Modification of Loans
Occasionally, the Company modifies loans to borrowers in financial distress by providing modifications of loans which may include interest rate reductions, principal or interest forgiveness, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. In some cases, the Company provides multiple types of concessions on one loan. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL.
The following tables present the amortized cost of loans that were experiencing both financial difficulty and modified during the period indicated:

	Three Months Ended March 31, 2024
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable, net
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$11,501	$11,501	1.51%
Non-owner occupied CRE	2,686	2,686	0.16
Total commercial business	14,187	14,187	0.42
Real estate construction and land development:
Commercial and multifamily	4,148	4,148	1.11
Consumer	20	20	0.01
Total	$18,355	$18,355	0.41%

	Three Months Ended March 31, 2023
	Term Extension	Combination Term Extension and Interest Rate Reduction(1)	Total Modified Loans	% of Modified Loans to Loans Receivable, net
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$286	$—	$286	0.04%
Owner-occupied CRE	—	—	—	—
Non-owner occupied CRE	2,749	—	2,749	0.17
Total commercial business	3,035	—	3,035	0.09
Consumer	—	25	25	0.01
Total	$3,035	$25	$3,060	0.07%
(1) Includes multiple types of modifications to the same loan within the current reporting period.

The following tables present the financial effects of the loan modifications presented in the preceding tables during the periods indicated:

Three Months Ended March 31, 2024
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.29
Non-owner occupied CRE	0.50
Total commercial business	0.33

Three Months Ended March 31, 2024
Weighted Average Years of Term Extensions
Commercial and multifamily	0.25
Consumer	1.20
Total	0.32

	Three Months Ended March 31, 2023
	Weighted Average % of Interest Rate Reductions	Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	—%	0.44
Non-owner occupied CRE	—	1.00
Total commercial business	—	0.95
Consumer	1.00	2.12
Total	1.00%	0.96
At March 31, 2024, there were $1.5 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the three months ended March 31, 2024. At December 31, 2023, there were $6.6 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the year ended December 31, 2023.
The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company considers a modified loan as a payment default if the borrower is 90 or more days past due. There were no loans past due or in default that have been modified in the past 12 months.
(h) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $13.8 million and $13.3 million at March 31, 2024 and December 31, 2023, respectively, and is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.
(i) Foreclosure proceedings in process
At March 31, 2024, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

(4)Allowance for Credit Losses on Loans
The Company's methodology for determining the ACL on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. For a description of the Company's ACL policy, see Note 1 - Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements included in Item 8. Financial Statements And Supplementary Data in our 2023 Annual Form 10-K.
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
The allowance for collectively evaluated loans is comprised of the baseline loss allowance, the macroeconomic allowance and the qualitative allowance. The baseline loss allowance begins with the baseline loss rates calculated using the Company's average quarterly historical loss information for an economic cycle. The Company evaluates the historical period on a quarterly basis with the assumption that economic cycles have historically lasted between 10 and 15 years. The baseline loss rates are applied to each loan's estimated cash flows over the life of the loan under the remaining life method to determine the baseline loss estimate for each loan. Estimated cash flows consider the principal and interest in accordance with the contractual term of the loan and estimated prepayments. Contractual cash flows are based on the amortized cost and are adjusted for balances guaranteed by governmental entities, such as Small Business Administration or USDA, resulting in the unguaranteed amortized cost. The contractual term excludes expected extensions, renewals and modifications unless the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company. Prepayments are established for each segment based on historical averages for the segment, which management believes is an accurate representation of future prepayment activity. Management reviews the adequacy of the prepayment assumption on a quarterly basis.
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
As of March 31, 2024, qualitative adjustments primarily related to certain segments of the loan portfolio deemed by management to be of a higher-risk profile where management believes the quantitative component of the Company’s ACL model may not have fully captured the associated impact to the ACL. Qualitative adjustments also related to heightened uncertainty as to future macroeconomic conditions and the related impact on certain loan segments. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.
In general, management's estimate of the ACL on loans uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The evaluation of ACL on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize estimated losses on loans, future additions to the ACL may be necessary based on further declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL on loans. Such agencies may require the Company to adjust the ACL based on their judgments about information available to them at the time of their examinations. The Company believes the ACL on loans is appropriate given all the above considerations.
During the three months ended March 31, 2024, the ACL on loans increased $1.7 million to $49.7 million from $48.0 million at December 31, 2023 due primarily to growth in loans receivable, net.
The following tables detail the activity in the ACL on loans by segment and class for the periods indicated:

	Three Months Ended March 31, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$11,128	$(77)	$217	$379	$11,647

	Three Months Ended March 31, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Owner-occupied CRE	8,999	—	—	393	9,392
Non-owner occupied CRE	11,176	—	—	1,698	12,874
Total commercial business	31,303	(77)	217	2,470	33,913
Residential real estate	3,473	—	—	5	3,478
Real estate construction and land development:
Residential	1,643	—	—	(726)	917
Commercial and multifamily	9,233	—	—	(75)	9,158
Total real estate construction and land development	10,876	—	—	(801)	10,075
Consumer	2,347	(123)	16	30	2,270
Total	$47,999	$(200)	$233	$1,704	$49,736

	Three Months Ended March 31, 2023
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$13,962	$(161)	$51	$(286)	$13,566
Owner-occupied CRE	7,480	—	—	45	7,525
Non-owner occupied CRE	9,276	—	—	(430)	8,846
Total commercial business	30,718	(161)	51	(671)	29,937
Residential real estate	2,872	—	—	30	2,902
Real estate construction and land development:
Residential	1,654	—	—	(112)	1,542
Commercial and multifamily	5,409	—	—	2,034	7,443
Total real estate construction and land development	7,063	—	—	1,922	8,985
Consumer	2,333	(153)	33	432	2,645
Total	$42,986	$(314)	$84	$1,713	$44,469

The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands)
Balance, beginning of period	$1,288	$1,744
(Reversal of) provision for credit losses on unfunded commitments	(312)	112
Balance, end of period	$976	$1,856

(5)Goodwill and Other Intangible Assets
(a) Goodwill
There were no additions to goodwill during the three months ended March 31, 2024 and 2023. Additionally, management analyzes its goodwill on an annual basis on December 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of December 31, 2023 and concluded that there was no impairment.

(b) Other Intangible Assets
Other intangible assets represent core deposit intangible acquired in business combinations with estimated useful lives of ten years. There were no additions to other intangible assets during the three months ended March 31, 2024 and 2023.

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
The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at the dates indicated:

	March 31, 2024		December 31, 2023
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(Dollars in thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$289,528	26,837	$291,740	$23,195
Interest rate swap liability (1)	289,528	(26,837)	291,740	(23,195)
 (1) The estimated fair value of derivatives with customers was $(26.5) million and $(22.5) million as of March 31, 2024 and December 31, 2023, respectively. The estimated fair value of derivatives with third-parties was $26.5 million and $22.5 million as of March 31, 2024 and December 31, 2023, respectively.
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

(7)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except shares)
Net income allocated to common shareholders	$5,748	$20,457

Basic:
Weighted average common shares outstanding	34,825,471	35,108,390
Diluted:
Basic weighted average common shares outstanding	34,825,471	35,108,390

	Three Months Ended March 31,
	2024	2023
	(Dollars in thousands, except shares)
Effect of potentially dilutive common shares (1)	401,667	336,950
Total diluted weighted average common shares outstanding	35,227,138	35,445,340
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive (2)	52,397	88,488
(1) Represents the effect of the vesting of restricted stock units.
(2) Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock unit exceeds the market price of the Company’s stock
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity during the three months ended March 31, 2024 and the calendar year 2023:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 25, 2023	$0.22	February 8, 2023	February 22, 2023
April 19, 2023	$0.22	May 4, 2023	May 18, 2023
July 19, 2023	$0.22	August 2, 2023	August 16, 2023
October 18, 2023	$0.22	November 1, 2023	November 15, 2023
January 24, 2024	$0.23	February 8, 2024	February 22, 2024
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
(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On March 12, 2020, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares, under the twelfth stock repurchase plan with 3,910 shares remaining available for repurchase as of March 31, 2024.
The following table provides total repurchased shares and average share prices under the repurchase plan for the periods indicated:

	Three Months Ended March 31,
	2024	2023	Plan Total(1)
Twelfth Stock Repurchase Plan
Repurchased shares	303,880	88,355	1,795,144
Stock repurchases average share price	$18.58	$22.82	$22.11
(1) Represents total shares repurchased and average price per share paid during the duration of the repurchase plan.
In addition to the stock repurchases under a stock repurchase plan, the Company withholds shares from award participants on the vesting of restricted stock units to pay the participant's withholding taxes . The following table provides total shares withheld to pay withholding taxes during the periods indicated:

	Three Months Ended March 31,
	2024	2023
Withheld shares to pay withholding taxes	25,698	26,724
Average share price of withheld shares to pay withholding taxes	$18.38	$22.84

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
Derivative Financial Instruments:
The Company obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Company has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2024 and December 31, 2023, the Company assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Company has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2024
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$13,417	$—	$13,417	$—
Municipal securities	71,955	—	71,955	—
Residential CMO and MBS(1)	476,742	—	476,742	—
Commercial CMO and MBS(1)	409,468	—	409,468	—
Corporate obligations	11,191	—	11,191	—
Other asset-backed securities	13,737	—	13,737	—
Total investment securities available for sale	996,510	—	996,510	—
Equity security	312	312	—	—
Derivative assets - interest rate swaps	26,837	—	26,837	—
Liabilities
Derivative liabilities - interest rate swaps	$26,837	$—	$26,837	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$13,750	$—	$13,750	$—
Municipal securities	79,525	—	79,525	—
Residential CMO and MBS(1)	512,049	—	512,049	—
Commercial CMO and MBS(1)	504,258	—	504,258	—
Corporate obligations	7,613	—	7,613	—
Other asset-backed securities	17,158	—	17,158	—
Total investment securities available for sale	1,134,353	—	1,134,353	—
Equity security	314	314	—	—
Derivative assets - interest rate swaps	23,195	—	23,195	—
Liabilities
Derivative liabilities - interest rate swaps	$23,195	$—	$23,195	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables represent assets measured at fair value on a nonrecurring basis at the dates indicated:

	Fair Value at March 31, 2024
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral-dependent loans:
Owner-occupied CRE	$177	$—	$—	$177
Total assets measured at fair value on a nonrecurring basis	$177	$—	$—	$177

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3

Collateral-dependent loans:
Owner-occupied CRE	$173	$—	$—	$173
Total assets measured at fair value on a nonrecurring basis	$173	$—	$—	$173
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

	March 31, 2024
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average (1)
	(Dollars in thousands)
Collateral-dependent loans	$177	Market approach	Adjustments to reflect current conditions and selling costs	16.5% - 16.5%	16.5%
(1) Weighted by net discount to net appraisal fair value

	December 31, 2023
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average (1)
	(Dollars in thousands)
Collateral-dependent loans	$173	Market approach	Adjustments to reflect current conditions and selling costs	16.5% - 16.5%	16.5%
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
The following tables present the carrying value of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	March 31, 2024
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$189,647	$189,647	$189,647	$—	$—
Investment securities available for sale	996,510	996,510	—	996,510	—
Investment securities held to maturity	734,006	649,001	—	649,001	—
Loans receivable, net	4,378,429	4,266,910	—	—	4,266,910
Accrued interest receivable	19,898	19,898	240	5,812	13,846
Derivative assets - interest rate swaps	26,837	26,837	—	26,837	—
Equity security	312	312	312	—	—
Financial Liabilities:
Non-maturity deposits	$4,752,652	$4,752,652	$4,752,652	$—	$—
Certificates of deposit	779,675	789,331	—	789,331	—
Borrowings	500,000	499,269	—	499,269	—
Junior subordinated debentures	21,838	19,750	—	—	19,750

	March 31, 2024
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Accrued interest payable	18,434	18,434	63	18,284	87
Derivative liabilities - interest rate swaps	26,837	26,837	—	26,837	—

	December 31, 2023
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$224,973	$224,973	$224,973	$—	$—
Investment securities available for sale	1,134,353	1,134,353	—	1,134,353	—
Investment securities held to maturity	739,442	662,450	—	662,450	—
Loans receivable, net	4,287,628	4,159,513	—	—	4,159,513
Accrued interest receivable	19,518	19,518	96	6,127	13,295
Derivative assets - interest rate swaps	23,195	23,195	—	23,195	—
Equity security	314	314	314	—	—
Financial Liabilities:
Non-maturity deposits	$4,906,899	$4,906,899	$4,906,899	$—	$—
Certificates of deposit	692,973	701,029	—	701,029	—
Borrowings	500,000	499,861	—	499,861	—
Junior subordinated debentures	21,765	19,750	—	—	19,750
Accrued interest payable	13,026	13,026	63	12,880	83
Derivative liabilities - interest rate swaps	23,195	23,195	—	23,195	—

(9)Cash Restriction
The Company had no cash restrictions at March 31, 2024 and December 31, 2023.
(10)     Income Taxes
The following table presents the reconciliation of income taxes computed at the Federal statutory income tax rate of 21% to the actual effective rate for the periods indicated:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(Dollars in thousands)
Income tax expense at Federal statutory rate	$1,442	$5,181
State tax, net of Federal tax benefit	61	220
Tax-exempt instruments	(233)	(386)
LIHTC tax credit	(1,009)	(750)
Effects of BOLI	(181)	(136)
Restricted stock unit excess liability	250	53
Other, net	790	31
Income tax expense	$1,120	$4,213

LIHTC Tax Credit Investments
The CRA encourages banks to meet the credit needs of their communities, particularly low- and moderate-income individuals and neighborhoods. The Company invests in certain affordable housing projects in the form of ownership interests in limited partnerships or limited liability companies that qualify for CRA consideration and tax credits. These entities are formed to develop and operate apartment complexes designed as high-quality affordable housing for lower income tenants throughout the U.S. To fully utilize the available tax credits, each of these entities must meet the regulatory affordable housing requirements for a 15-year minimum compliance period. For the Company’s accounting policies on tax credit investments, see Note 1 - Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements included in Item 8. Financial Statements And Supplementary Data in our 2023 Annual Form 10-K.
Tax credit investments are reported in "Prepaid expenses and other assets" and the unfunded contingent commitments related to these investments as "Accrued expenses and other liabilities" on the Company’s Condensed Consolidated Statements of Financial Condition. The Company accounts for LIHTC using the proportional amortization method. Under the proportional amortization method, such investment is amortized in proportion to the allocation of tax benefits received in each period, and the investment amortization and the tax benefits are presented on a net basis within “Income tax expense” on our Condensed Consolidated Statements of Income and as a component within "Other" cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
The carrying values of LIHTC investments were $202.2 million and $207.3 million as of March 31, 2024 and December 31, 2023, respectively. The proportional amortization for LIHTC during the three months ended March 31, 2024 and 2023 was $5.1 million and $4.1 million, respectively.
Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $98.4 million and $107.9 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the Company expects to fund LIHTC commitments totaling $19.3 million during the year ending December 31, 2024 and $63.0 million during the year ending December 31, 2025, with the remaining commitments of $16.0 million to be funded by 2041. There were no impairment losses on the Company’s LIHTC investments during the three months ended March 31, 2024 and 2023.
There were no significant modifications or events that resulted in a change in the nature or change in the underlying project for tax credit investments at March 31, 2024 or December 31, 2023.

(11)Commitments and Contingencies
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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$518,487	$542,975
Owner-occupied CRE	6,565	8,731
Non-owner occupied CRE	23,812	26,534
Total commercial business	548,864	578,240
Real estate construction and land development:
Residential	43,182	46,924
Commercial and multifamily	261,584	308,206
Total real estate construction and land development	304,766	355,130
Consumer	338,093	335,729
Total outstanding commitments	$1,191,723	$1,269,099

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the three months ended March 31, 2024. The information contained in this section should be read together with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Cautionary Note Regarding Forward-Looking Statements included herein and the December 31, 2023 audited Consolidated Financial Statements, and the accompanying Notes included in our 2023 Annual Form 10-K.

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
Our business consists primarily of commercial lending and deposit relationships with small to medium sized businesses and their owners in our market areas and attracting deposits from the general public. We also make real estate construction and land development loans, consumer loans and residential real estate loans on single family properties located primarily in our markets.
Our core profitability depends primarily on our net interest income. Net interest income is the difference between interest income, which is the income that we earn on interest earning assets, comprised primarily of loans and investment securities, and interest expense, which is the amount we pay on our interest bearing liabilities, consisting primarily of deposits and borrowings. Management manages the repricing characteristics of the Company's interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve. Like most financial institutions, our net interest income is significantly affected by general and local economic conditions, particularly changes in market interest rates including more recently significant changes as a result of inflation, and by governmental policies and actions of regulatory agencies. Net interest income is additionally affected by changes in the volume and mix of interest earning assets, interest earned on these assets, the volume and mix of interest bearing liabilities and interest paid on these liabilities.
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
Net income is also affected by noninterest income (loss) and noninterest expense. Noninterest income (loss) primarily consists of loss on sale of investment securities, service charges and other fees, card revenue and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing and professional services. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses are the fixed and variable costs of buildings and equipment, and consist primarily of lease expenses, depreciation charges, maintenance and utilities. Data processing consists primarily of processing and network services related to the Bank’s core operating system, including the account processing system, electronic payments processing of products and services, internet and mobile banking channels and software-as-a-service providers. Professional services consist primarily of third-party service providers such as auditors, consultants and lawyers.
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

Results of Operations
Net Income Overview
Comparison of the quarter ended March 31, 2024 to the comparable quarter in the prior year
Net income decreased $14.7 million, or 71.9%, to $5.7 million, or $0.16 per diluted common share, for the three months ended March 31, 2024, compared to $20.5 million, or $0.58 per diluted common share, for the same period in 2023.
The decrease in net income was due primarily to a pre-tax loss of $10.0 million on the sale of investment securities due to management's strategic repositioning of the Company's balance sheet during the three months ended March 31, 2024. The Company sold investment securities at an amortized cost of $144.0 million and an estimated weighted average book yield of 2.37% and purchased $33.1 million of investment securities with an estimated weighted average book yield of 6.05%. The remaining proceeds from sales were used to fund loan growth and invested in interest earning deposits with a current yield of 5.40%.
The decline in net income was also due to an $8.3 million decrease in net interest income due primarily to an increase in interest expense from higher funding costs, partially offset by an increase in yields earned on interest earning assets due to higher market interest rates.

Net Interest Income and Margin Overview
One of the Company's key sources of revenues is net interest income. Several factors affect net interest income, including, but not limited to: the volume, pricing, mix and maturity of interest earning assets and interest bearing liabilities; the volume of noninterest earning assets, noninterest bearing demand deposits, other noninterest bearing liabilities and stockholders' equity; market interest rate fluctuations; and asset quality.
Comparison of the quarter ended March 31, 2024 to the comparable quarter in the prior year
The following table provides relevant net interest income information for the periods indicated:

	Three Months Ended March 31,
	2024			2023			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2)(3)	$4,303,394	$57,862	5.41%	$4,039,395	$50,450	5.07%	$263,999	$7,412	0.34%
Taxable securities	1,810,709	14,834	3.29	2,007,339	14,657	2.96	(196,630)	177	0.33
Nontaxable securities (3)	21,302	181	3.42	82,893	586	2.87	(61,591)	(405)	0.55
Interest earning deposits	108,733	1,476	5.46	83,376	972	4.73	25,357	504	0.73
Total interest earning assets	6,244,138	74,353	4.79%	6,213,003	66,665	4.35%	31,135	7,688	0.44%
Noninterest earning assets	848,314			848,956			(642)
Total assets	$7,092,452			$7,061,959			$30,493
Interest Bearing Liabilities:
Certificates of deposit	$733,816	$7,671	4.20%	$350,206	$1,224	1.42%	$383,610	$6,447	2.78%
Savings accounts	475,075	230	0.19	601,166	142	0.10	(126,091)	88	0.09
Interest bearing demand and money market accounts	2,659,999	8,487	1.28	2,829,198	3,162	0.45	(169,199)	5,325	0.83
Total interest bearing deposits	3,868,890	16,388	1.70	3,780,570	4,528	0.49	88,320	11,860	1.21
Junior subordinated debentures	21,800	547	10.09	21,501	482	9.09	299	65	1.00
Securities sold under agreement to repurchase	—	—	—	43,202	47	0.44	(43,202)	(47)	(0.44)
Borrowings	500,660	5,888	4.73	145,605	1,766	4.92	355,055	4,122	(0.19)
Total interest bearing liabilities	4,391,350	22,823	2.09%	3,990,878	6,823	0.69%	400,472	16,000	1.40%
Noninterest bearing demand deposits	1,657,132			2,068,688			(411,556)
Other noninterest bearing liabilities	197,023			189,893			7,130
Stockholders’ equity	846,947			812,500			34,447
Total liabilities and stock-holders’ equity	$7,092,452			$7,061,959			$30,493
Net interest income and spread		$51,530	2.70%		$59,842	3.66%		$(8,312)	(0.96)%
Net interest margin			3.32%			3.91%			(0.59)%
(1) Average balances are calculated using daily balances. Average yield/rate is annualized.
(2) Average loans receivable, net includes loans held for sale and loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable, net includes the amortization of net deferred loan fees of $809,000 and $752,000 for the three months ended March 31, 2024 and 2023, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.

The following table provides the changes in net interest income for the three months ended March 31, 2024 compared to the same period in 2023 due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and rates allocated proportionately to the absolute value of changes due to volume and changes due to rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$3,414	$3,998	$7,412
Taxable securities	(1,514)	1,691	177
Nontaxable securities	(504)	99	(405)
Interest earning deposits	327	177	504
Total interest income	$1,723	$5,965	$7,688
Interest Bearing Liabilities:
Certificates of deposit	$2,288	$4,159	$6,447
Savings accounts	(35)	123	88
Interest bearing demand and money market accounts	(200)	5,525	5,325
Total interest bearing deposits	2,053	9,807	11,860
Junior subordinated debentures	7	58	65
Securities sold under agreement to repurchase	(23)	(24)	(47)
Borrowings	4,178	(56)	4,122
Total interest expense	$6,215	$9,785	$16,000
Net interest income	$(4,492)	$(3,820)	$(8,312)
Net interest income decreased $8.3 million, or 13.9%, to $51.5 million for the three months ended March 31, 2024 as compared to $59.8 million for the same period in 2023 due primarily to a $16.0 million increase in total interest expense, offset partially by a $7.7 million increase in total interest income.
Total interest expense increased to $22.8 million during the three months ended March 31, 2024 compared to $6.8 million for the same period in 2023. The increase was due to an $11.9 million increase in interest expense on interest bearing deposits and a $4.1 million increase in interest expense on borrowings during the three months ended March 31, 2024, as compared to the same period in 2023. The increase in interest expense on interest bearing deposits was due primarily to a 121 basis point increase in the cost of interest bearing deposits to 1.70% for the three months ended March 31, 2024, as compared to 0.49% for the same period in 2023 due to competitive rate pressures, and to a lesser extent, a $383.6 million increase in the average balance of certificates of deposit which are at higher rates.
Total interest income increased to $74.4 million for the three months ended March 31, 2024, compared to $66.7 million for the same period in 2023. The increase was primarily due to a $7.4 million increase in interest income on loans receivable, net and a $504,000 increase in interest income on interest earning deposits, offset partially by a $228,000 decrease in interest income on investment securities during the three months ended March 31, 2024 as compared to same period in 2023. Interest income on loans receivable, net and interest earning deposit increased due to increases in both the average yield earned on and the average outstanding balance of those assets. The yield earned on loans receivable, net increased 34 basis points to 5.41% and the average balance of loans receivable, net increased $264.0 million to $4.30 billion during the three months ended March 31, 2024, as compared to the same period in 2023. Similarly, the yield earned on interest earning deposits increased 73 basis points to 5.46% and the average balance of those deposits increased $25.4 million to $108.7 million during three months ended March 31, 2024, as compared to the same period in 2023.
Interest income on investment securities decreased $228,000 due to a decrease in the average balance of investment securities, offset partially by an increase in the yield earned on these securities. The yield on taxable securities increased 33 basis points to 3.29% during the three months ended March 31, 2024 compared to 2.96% during the same period in 2023 due to sales of lower yielding securities and purchases of higher yielding securities during both the three months ended March 31, 2024 and the three months ending December 31, 2023.
Net interest margin decreased 59 basis points to 3.32% for the three months ended March 31, 2024 compared to 3.91% for the same period in 2023.

Provision for Credit Losses Overview
The aggregate of the provision for (reversal of) credit losses on loans and on unfunded commitments is presented on the unaudited Condensed Consolidated Statements of Income as the provision for (reversal of provision for) credit losses. The ACL on unfunded commitments is included on the unaudited Condensed Consolidated Statements of Financial Condition within accrued expenses and other liabilities.

Comparison of the quarter ended March 31, 2024 to the comparable quarter in the prior year
The following table presents the provision for (reversal of) credit losses for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Provision for credit losses on loans	$1,704	$1,713	$(9)	(0.5)%
(Reversal of) provision for credit losses on unfunded commitments	(312)	112	(424)	(378.6)
Provision for credit losses	$1,392	$1,825	$(433)	(23.7)%
The provision for credit losses on loans reflects the amount required to maintain the ACL on loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. The provision for credit losses on loans was $1.7 million during the three months ended March 31, 2024 and was primarily driven by loan growth during the quarter. Future assessments of the expected credit losses will be impacted not only by changes in the composition of and amount of loans and to the reasonable and supportable forecast, but also by an updated assessment of qualitative factors, as well as consideration of any changes in the reasonable and supportable forecast reversion period. The reversal of provision for credit losses on unfunded commitments recognized during the three months ended March 31, 2024 was due primarily to a $50.0 million decrease in the unfunded exposure on construction loans which reduced the unfunded exposure.

Noninterest Income Overview
Comparison of the three months ended March 31, 2024 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Service charges and other fees	$2,788	$2,624	$164	6.3%
Card revenue	1,839	2,000	(161)	(8.1)
Loss on sale of investment securities, net	(9,973)	(286)	(9,687)	3,387.1
Gain on sale of loans, net	26	49	(23)	(46.9)
Interest rate swap fees	—	53	(53)	(100.0)
Bank owned life insurance income	920	709	211	29.8
Gain on sale of other assets, net	—	2	(2)	(100.0)
Other income	1,500	3,107	(1,607)	(51.7)
Total noninterest income (loss)	$(2,900)	$8,258	$(11,158)	(135.1)%
Noninterest income decreased $11.2 million for the three months ended March 31, 2024 as compared to the same period in 2023. This decline was primarily driven by a pre-tax loss of $10.0 million incurred on the sale of investment securities available for sale during the three months ended March 31, 2024. The loss on the sale of investment securities was a consequence of strategically repositioning the investment portfolio, involving the sale of investment securities at an amortized cost of $144.0 million, with the aim of enhancing future earnings. The decline in other income was due to the gain on sale of Visa Inc. Class B common stock of $1.6 million recognized in the three months ended March 31, 2023.

Noninterest Expense Overview
Comparison of three months ended March 31, 2024 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Compensation and employee benefits	$25,476	$25,536	$(60)	(0.2)%
Occupancy and equipment	4,932	4,892	40	0.8
Data processing	3,537	4,342	(805)	(18.5)

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Marketing	211	402	(191)	(47.5)
Professional services	567	628	(61)	(9.7)
State/municipal business and use tax	1,300	1,008	292	29.0
Federal deposit insurance premium	795	850	(55)	(6.5)
Amortization of intangible assets	421	623	(202)	(32.4)
Other expense	3,131	3,324	(193)	(5.8)
Total noninterest expense	$40,370	$41,605	$(1,235)	(3.0)%
Noninterest expense decreased $1.2 million, or 3.0%, during the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a decrease in data processing expense. Data processing expense decreased primarily due to a decline in ongoing costs resulting from prior technology-related contract renewals and terminations. Amortization of intangible assets decreased due to a reduction in core deposit intangible expense. Marketing expenses decreased due to expense management efforts during the three months ended March 31, 2024. The decrease was partially offset by an increase in state/municipal business and use tax due to an increase in gross revenue.
Compensation and employee benefit expense recognized in the three months ended March 31, 2024 included $1.1 million in severance costs recognized as a result of staff reductions. The average number of full-time equivalent employees was 765 during the three months ended March 31, 2024 as compared to 809 in the same period in 2023.

Income Tax Expense Overview
Comparison of the three months ended March 31, 2024 to the comparable period in the prior year
The following table presents the income tax expense, related metrics and their changes for the periods indicated:

	Three Months Ended March 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
Income before income taxes	$6,868	$24,670	$(17,802)	(72.2)%
Income tax expense	$1,120	$4,213	$(3,093)	(73.4)%
Effective income tax rate	16.3%	17.1%	(0.8)%	(4.7)%
Income tax expense and the effective income tax rate both decreased due primarily to lower estimated pre-tax income, which increased the impact of favorable permanent tax items such as tax-exempt investments, investments in bank owned life insurance and investments in low-income housing tax credits during the three months ended March 31, 2024 compared to the same period in 2023.

Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition at the periods indicated:

	March 31, 2024	December 31, 2023	Change
			$	%
	(Dollars in thousands)
Assets
Cash and cash equivalents	$189,647	$224,973	$(35,326)	(15.7)%
Investment securities available for sale, at fair value, net	996,510	1,134,353	(137,843)	(12.2)
Investment securities held to maturity, at amortized cost, net	734,006	739,442	(5,436)	(0.7)
Loans receivable, net	4,378,429	4,287,628	90,801	2.1
Premises and equipment, net	74,092	74,899	(807)	(1.1)
Federal Home Loan Bank stock, at cost	4,303	4,186	117	2.8
Bank owned life insurance	125,615	125,655	(40)	—
Accrued interest receivable	19,898	19,518	380	1.9

	March 31, 2024	December 31, 2023	Change
			$	%
Prepaid expenses and other assets	323,472	318,571	4,901	1.5
Other intangible assets, net	4,372	4,793	(421)	(8.8)
Goodwill	240,939	240,939	—	—
Total assets	$7,091,283	$7,174,957	$(83,674)	(1.2)%

Liabilities and Stockholders' Equity
Total deposits	$5,532,327	$5,599,872	$(67,545)	(1.2)%
Borrowings	500,000	500,000	—	—
Junior subordinated debentures	21,838	21,765	73	0.3
Accrued expenses and other liabilities	189,538	200,059	(10,521)	(5.3)
Total liabilities	6,243,703	6,321,696	(77,993)	(1.2)
Common stock	544,636	549,748	(5,112)	(0.9)
Retained earnings	373,629	375,989	(2,360)	(0.6)
Accumulated other comprehensive loss, net	(70,685)	(72,476)	1,791	2.5
Total stockholders' equity	847,580	853,261	(5,681)	(0.7)
Total liabilities and stockholders' equity	$7,091,283	$7,174,957	$(83,674)	(1.2)%
Total assets decreased due primarily to sales of investment securities, available for sale as discussed previously and a decline in cash and cash equivalents. The decrease was offset partially by an increase in loans receivable, net due to loan growth. Total liabilities and stockholders' equity decreased due primarily to a decrease in deposits.

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
The following table provides information regarding our investment securities at the dates indicated:

	March 31, 2024		December 31, 2023		Change
	Balance	% of Total	Balance	% of Total	$	%
	(Dollars in thousands)
Investment securities available for sale, at fair value:
U.S. government and agency securities	$13,417	0.8%	$13,750	0.7%	$(333)	(2.4)%
Municipal securities	71,955	4.2	79,525	4.2	(7,570)	(9.5)
Residential CMO and MBS(1)	476,742	27.5	512,049	27.3	(35,307)	(6.9)
Commercial CMO and MBS(1)	409,468	23.7	504,258	27.0	(94,790)	(18.8)
Corporate obligations	11,191	0.6	7,613	0.4	3,578	47.0
Other asset-backed securities	13,737	0.8	17,158	0.9	(3,421)	(19.9)
Total	$996,510	57.6%	$1,134,353	60.5%	$(137,843)	(12.2)%

Investment securities held to maturity, at amortized cost:
U.S. government and agency securities	$151,110	8.7%	$151,075	8.1%	$35	0.02%
Residential CMO and MBS(1)	262,359	15.2	267,204	14.3	(4,845)	(1.8)
Commercial CMO and MBS(1)	320,537	18.5	321,163	17.1	(626)	(0.2)
Total	$734,006	42.4%	$739,442	39.5%	$(5,436)	(0.7)%

Total investment securities	$1,730,516	100.0%	$1,873,795	100.0%	$(143,279)	(7.6)%
(1) U.S. government agency and government-sponsored enterprise CMO and MBS obligations.

Total investment securities decreased $143.3 million, or 7.6%, to $1.73 billion at March 31, 2024 from $1.87 billion at December 31, 2023. As previously discussed, the Company sold $144.0 million in investment securities at a loss of $10.0 million during the three months ended March 31, 2024. These funds were redeployed in $33.1 million of investment purchases, as well as in loans and interest earning deposits.

Loan Portfolio Overview
Changes by loan type
The Company originates a wide variety of loans with a focus on commercial business loans. In addition to originating loans, the Company may also acquire loans through pool purchases, participation purchases and syndicated loan purchases. The following table provides information about our loan portfolio by type of loan at the dates indicated:

	March 31, 2024		December 31, 2023		Change
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	$	%
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$760,391	17.2%	$718,291	16.6%	$42,100	5.9%
Owner-occupied CRE	951,583	21.5	958,620	22.1	(7,037)	(0.7)
Non-owner occupied CRE	1,702,665	38.4	1,697,574	39.1	5,091	0.3
Total commercial business	3,414,639	77.1	3,374,485	77.8	40,154	1.2
Residential real estate	386,357	8.7	375,342	8.7	11,015	2.9
Real estate construction and land development:
Residential	84,081	1.9	78,610	1.8	5,471	7.0
Commercial and multifamily	372,532	8.4	335,819	7.7	36,713	10.9
Total real estate construction and land development	456,613	10.3	414,429	9.5	42,184	10.2
Consumer	170,556	3.9	171,371	4.0	(815)	(0.5)
Total	$4,428,165	100.0%	$4,335,627	100.0%	$92,538	2.1%
Loans receivable increased $92.5 million, or 2.1%, to $4.43 billion at March 31, 2024 from $4.34 billion at December 31, 2023. New loans funded in the three months ended March 31, 2024 totaled $101.7 million and loan prepayments were $39.1 million.
Commercial and industrial loans increased $42.1 million, or 5.9%, due primarily to new loan production of $37.4 million during the three months ended March 31, 2024 and advances on outstanding commitments. Commercial and multifamily construction loans increased $36.7 million, or 10.9%, due primarily to advances on outstanding commitments.
The following table provides information about owner occupied CRE and non-owner occupied CRE loans by collateral type at the dates indicated:

	March 31, 2024		December 31, 2023		Change
	Amortized Cost	% of CRE Loans	Amortized Cost	% of CRE Loans	$	%
	(Dollars in thousands)
Owner occupied and non-owner occupied CRE loans by collateral type:
Office	$550,837	20.8%	$555,822	20.9%	$(4,985)	(0.9)%
Industrial	417,719	15.7	418,651	15.8	(932)	(0.2)
Retail store / shopping center	283,654	10.7	285,926	10.8	(2,272)	(0.8)
Multi-family	308,633	11.6	305,499	11.5	3,134	1.0
Mixed use property	152,536	5.7	154,674	5.8	(2,138)	(1.4)
Motel / hotel	145,236	5.5	142,172	5.4	3,064	2.2
Single purpose	118,342	4.5	123,344	4.6	(5,002)	(4.1)
Warehouse	147,217	5.5	149,176	5.6	(1,959)	(1.3)
Mini-storage	170,928	6.4	171,778	6.5	(850)	(0.5)
Recreational / school	72,923	2.7	67,791	2.6	5,132	7.6
Other	286,223	10.9	281,361	10.5	4,862	1.7
Total	$2,654,248	100.0%	$2,656,194	100.0%	$(1,946)	(0.1)%

Office loans represented the largest segment of owner-occupied and non-owner occupied CRE loans totaling $550.8 million, or 20.8% of total CRE loans, at March 31, 2024. Of this total, $276.7 million, or 50.2%, were owner-occupied CRE loans. Owner-occupied CRE loans have a lower risk profile than non-owner occupied CRE loans as there is less tenant rollover risk and generally have guarantees from the company occupying the space as well as the owners of the company. The average loan balance of CRE loans was $1.2 million at March 31, 2024.
Loans classified as nonaccrual and performing modified loans and nonperforming assets
The following table provides information about our nonaccrual loans, performing modified loans and nonperforming assets for the dates indicated:

	March 31, 2024	December 31, 2023	Change
			$	%
	(Dollars in thousands)
Nonaccrual loans: (1)
Commercial business	$4,792	$4,468	$324	7.3%
Total nonaccrual loans	4,792	4,468	324	7.3
Accruing loans past due 90 days or more	$2,628	$1,293	$1,335	103.2%
Total nonperforming loans	7,420	5,761	1,659	28.8
Other real estate owned	—	—	—	—
Total nonperforming assets	$7,420	$5,761	$1,659	28.8%

Credit quality ratios:
Nonaccrual loans to loans receivable	0.11%	0.10%	0.01%	10.0%
Nonperforming loans to loans receivable	0.17	0.13	0.04	30.8
Nonperforming assets to total assets	0.10	0.08	0.02	25.0
(1) At March 31, 2024 and December 31, 2023, $3.5 million and $3.2 million, respectively, of nonaccrual loans, were guaranteed by government agencies.

The following table provides the changes in nonaccrual loans during the three months ended March 31, 2024:

(Dollars in thousands)
Balance, beginning of period	$4,468
Additions	593
Net principal payments, sales and transfers to accruing status	(269)
Balance, end of period	$4,792
Allowance for Credit Losses on Loans Overview
The following table provides information regarding our ACL on loans for the periods indicated:

	At or For the Three Months Ended March 31,		Change
	2024	2023	$	%
	(Dollars in thousands)
ACL on loans at the end of period	$49,736	$44,469	$5,267	11.8%

Credit quality ratios:
ACL on loans to loans receivable	1.12%	1.08%	0.04	3.7
ACL on loans to nonaccrual loans	1,037.90	923.55	114.35	12.4

Net recoveries (charge-offs)	$33	$(230)	$263	(114.3)
Average balance of loans receivable, net during the period(1)	4,303,394	4,039,395	263,999	6.5
Net (recoveries) charge-offs on loans to average loans receivable, net(2)	—%	0.02%	(0.02)%	100.0%
(1) Average balance of loans receivable, net includes loans held for sale.
(2) Annualized.

The ACL on loans increased $1.7 million, or 3.6%, to $49.7 million at March 31, 2024 from $48.0 million at December 31, 2023 due primarily to an increase in loans receivable, net.
The following table presents the ACL on loans by loan portfolio segment at the dates indicated:

	March 31, 2024			December 31, 2023
	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans
	(Dollars in thousands)
Commercial business	$33,913	0.99%	77.1%	$31,303	0.93%	77.8%
Residential real estate	3,478	0.90	8.7	3,473	0.93	8.7
Real estate construction and land development	10,075	2.21	10.3	10,876	2.62	9.5
Consumer	2,270	1.33	3.9	2,347	1.37	4.0
Total ACL on loans	$49,736	1.12%	100.0%	$47,999	1.11%	100.0%

Deposits Overview
The following table summarizes the Company's deposits at the dates indicated:

	March 31, 2024		December 31, 2023		Change
	Balance	% of Total Deposits	Balance	% of Total Deposits	$	%
	(Dollars in thousands)
Noninterest demand deposits	$1,637,111	29.5%	$1,715,847	30.7%	$(78,736)	(4.6)%
Interest bearing demand deposits	1,552,584	28.1	1,608,745	28.7	(56,161)	(3.5)%
Money market accounts	1,099,983	19.9	1,094,351	19.5	5,632	0.5%
Savings accounts	462,974	8.4	487,956	8.7	(24,982)	(5.1)%
Total non-maturity deposits	4,752,652	85.9	4,906,899	87.6	(154,247)	(3.1)%
Certificates of deposit	779,675	14.1	692,973	12.4	86,702	12.5%
Total deposits	$5,532,327	100.0%	$5,599,872	100.0%	$(67,545)	(1.2)%
Total deposits decreased $67.5 million, or 1.2%, to $5.53 billion at March 31, 2024 from $5.60 billion at December 31, 2023. Certificates of deposit increased $86.7 million, or 12.5%, to $779.7 million at March 31, 2024 from $693.0 million at December 31, 2023 primarily due to transfers from non-maturity deposit accounts as customers moved balances to higher yielding accounts.

Borrowings Overview
The FHLB functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At March 31, 2024, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $1.38 billion. The Bank had no FHLB advances outstanding at both March 31, 2024 and December 31, 2023. Advances from the FHLB may be collateralized by FHLB stock owned by the Bank, deposits at the FHLB, certain commercial and residential real estate loans, investment securities or other assets.
The Bank maintains a credit facility with the FRB through the Discount Window with available borrowing capacity of $571.3 million as of March 31, 2024. The Bank had $500 million in BTFP borrowings outstanding at March 31, 2024 and December 31, 2023. Borrowings totaling $400 million mature in May 2024 while the remaining $100 million mature in January 2025.
In addition to funds obtained in the ordinary course of business, the Company assumed trust preferred securities and junior subordinated debentures as part of a prior acquisition. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital. The junior subordinated debentures outstanding as of March 31, 2024 and December 31, 2023 were $21.8 million, net of unaccreted discount.
The Bank maintains available unsecured federal funds lines with five correspondent banks totaling $145.0 million, with no outstanding borrowings at March 31, 2024.

Stockholders' Equity Overview
The Company’s stockholders' equity to assets ratio was 12.0% at March 31, 2024 and 11.9% at December 31, 2023. Total stockholders' equity decreased $5.7 million, or 0.7%, to $847.6 million at March 31, 2024 compared to $853.3 million at December 31, 2023 due primarily to $8.1 million in dividends paid to common shareholders and $6.1 million in common stock repurchases, offset partially by $5.7 million of net income recognized for the quarter and a $1.8 million decrease in accumulated other comprehensive loss, net.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On April 24, 2024, the Company’s board of directors declared a regular quarterly dividend of $0.23 per common share payable on May 22, 2024 to shareholders of record on May 8, 2024.
On April 24, 2024, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares or approximately 1.7 million shares. The number, timing and price of shares repurchased will depend on business and market conditions, and other factors, including opportunities to deploy the Company's capital.
The new stock repurchase program supersedes the previous stock repurchase program, which was authorized in March 2020 and allowed for the buyback of approximately 1.8 million shares. The previous program was substantially completed during the quarter ended March 31, 2024.

Regulatory Requirements Overview
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the unaudited Condensed Consolidated Financial Statements. Additionally, the Company and the Bank are required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. Management believes that as of March 31, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of March 31, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories. The following table presents the actual capital ratios of the Company and the Bank at the periods indicated:

	Company		Bank
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Common equity Tier 1 capital ratio	12.6%	12.9%	12.9%	12.9%
Leverage ratio	10.0	10.0	10.0	9.8
Tier 1 capital ratio	13.0	13.3	12.9	12.9
Total capital ratio	13.9	14.1	13.8	13.8
Capital conservation buffer	5.9	6.1	5.8	5.8
As of both March 31, 2024 and December 31, 2023, the capital measures reflect the revised CECL capital transition provisions adopted by the Federal Reserve and the FDIC that provided banking organizations that implemented CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay.
Liquidity and Capital Resources
We maintain sufficient cash and cash equivalents and investment securities to meet short-term liquidity needs and actively monitor our long-term liquidity position to ensure the availability of capital resources for contractual obligations, strategic loan growth objectives and to fund operations. Our funding strategy has been to acquire non-maturity deposits from our retail accounts, and noninterest bearing demand deposits from our commercial customers and to use our borrowing availability to fund growth in assets. Our liquidity policy permits the purchase of brokered deposits in an amount not to exceed 15% of the Company's total deposits as a secondary source for funding. At March 31, 2024, we had $115.0 million in brokered deposits, which constituted 2.08% of total deposits. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition so we adhere to internal management targets assigned to the loan to deposit ratio, liquidity ratio, net short-term non-core funding ratio and non-core liabilities to total assets ratio to ensure an appropriate liquidity position. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.
The following table summarizes the Company's available liquidity as of the dates indicated:

	March 31, 2024	December 31 2023
	(Dollars in thousands)
FRB borrowing availability	$71,300	$319,492
FHLB borrowing availability(1)	1,384,631	1,417,518
Unencumbered investment securities available for sale(2)	708,378	756,258
Cash and cash equivalents	189,647	224,973
Fed funds line borrowing availability with correspondent banks	145,000	145,000
Total available liquidity	$2,498,956	$2,863,241
(1) Includes FHLB borrowing availability of $1.38 billion at March 31, 2024 based on pledged assets, however, maximum credit capacity is 45% of the Bank's total assets one quarter in arrears or $3.23 billion.
(2) Investment securities available for sale at fair value.
Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our capital resources since the information disclosed in our 2023 Annual Form 10-K. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

Critical Accounting Estimates
Our critical accounting estimates are described in detail in the "Critical Accounting Estimates" section within Item 7 of our 2023 Annual Form 10-K. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting estimates include estimates of the ACL on loans, the ACL on unfunded commitments and goodwill. There have been no material changes in these estimates during the three months ended March 31, 2024.

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
Net interest income simulation
We use an income simulation model as the primary tool to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Modeling the sensitivity of net interest income is highly dependent on numerous assumptions incorporated into the modeling process. Key assumptions in the model include prepayment speeds on loans and investment securities, repricing betas on non-maturity deposits, and repricing on investment securities, loans, and borrowings. In order to measure the interest rate risk sensitivity as of March 31, 2024, this simulation model uses a “static balance sheet” assumption, meaning the size and mix of the balance sheet remains the same as maturing cash flows from assets and liabilities are reinvested into the same categories at the current level of interest rates. The simulation also assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

The following table summarizes the estimated effect on net interest income over a 12 month period measured against a flat rate (no interest rate change) scenario for the periods indicated:

	March 31, 2024		December 31, 2023
	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
Change in Interest Rates (Basis Points)	(Dollars in thousands)
+200(shock)	$(1,112)	(0.5)%	$1,438	0.6%
+100(shock)	327	0.2	1,644	0.7
+0(flat)	—	—	—	—
-100(shock)	2,293	1.1	1,861	0.8
-200(shock)	2,995	1.4	1,549	0.7
The Company’s balance sheet sensitivity to changes in market rates is somewhat neutral, meaning results are similar in the rates up and down scenarios over a twelve month time horizon. The Company is less asset sensitive than at December 31, 2023 due primarily to a decrease in interest earning deposits that reprice daily.
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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and the Company’s Disclosure Committee as of the end of the period covered by this quarterly report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2024 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
Neither the Company nor the Bank is a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business of the Bank.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in Item 1A of the Company’s 2023 Annual Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.

(c) Repurchase Plans
The following table provides information about repurchases of common stock by the Company during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (2)
January 1, 2024—January 31, 2024	—	$—	—	307,790
February 1, 2024— February 29, 2024	153,131	18.40	153,095	154,695
March 1, 2024—March 31, 2024	176,447	18.70	303,880	3,910
Total	329,578	$18.56
(1)Of the common shares repurchased by the Company between January 1, 2024 and March 31, 2024, a total of 25,698 shares represented the cancellation of stock to pay withholding taxes on vested restricted stock units and were not repurchased pursuant to the publicly announced stock repurchase program.
(2)On March 12, 2020 the Company's Board of Directors announced the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares, under the twelfth stock repurchase plan, which was terminated on April 24, 2024.
On April 24, 2024, the Company's Board of Directors announced the repurchase of up to 5% of the Company's outstanding common shares or approximately 1.7 million shares. The number, timing and price of shares repurchased will depend on business and market conditions, and other factors, including opportunities to deploy the Company's capital. The new stock repurchase program supersedes the previous twelfth stock repurchase program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.    OTHER INFORMATION
(a) None
(b) None
(c) During the three months ended March 31, 2024, there were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company.

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

HERITAGE FINANCIAL CORPORATION
Date:
May 7, 2024	/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
President and Chief Executive Officer
Date:
May 7, 2024	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer