Form 10-Q
period 2024-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2024-08-09
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from __________ to __________
Commission File Number 000-29480

HERITAGE FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Washington			91-1857900
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

201 Fifth Avenue SW,	Olympia	WA	98501
(Address of principal executive offices)			(Zip Code)
(360) 943-1500
(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, no par value	HFWA	The Nasdaq Stock Market LLC

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
As of July 31, 2024, there were 34,496,197 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2024

GLOSSARY OF ACRONYMS, ABBREVIATIONS, AND TERMS
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q. As used throughout this report, the terms "Heritage," “we,” “our,” “us” or the "Company" refer to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
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
•changes in economic conditions generally, and in the financial services industry, nationally or in our local market areas, other markets where we have lending relationships, or other aspects of our business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages, a potential recession or slowed economic growth, or increased political instability due to acts of war or terrorism;
•changes in the interest rate environment, including prior increases in the Federal Reserve benchmark rate and duration at which such increased interest rate levels are maintained, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
•the credit risks of lending activities, including changes in the level and trend of loan delinquencies write-offs and changes in our ACL on loans and provision for credit losses on loans that may be affected by deterioration in the housing and CRE markets, which may lead to increased losses and nonperforming assets in our loan portfolio, and may result in our ACL on loans no longer being adequate to cover actual losses, and require us to increase our ACL on loans;
•the impact of continuing elevated inflation and the current and future monetary policies of the Federal Reserve in response thereto;
•the relative differences between short-term and long-term interest rates, deposit interest rates, our net interest margin and funding sources;
•the impact of repricing and competitors' pricing initiatives on loan and deposit products;
•fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;
•the effects of recent developments and events in the financial services industry, including the large-scale deposit withdrawals over a short period of time that resulted in a number of bank failures;
•the impact of recent bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
•the extensive regulatory framework that applies to us;
•results of examinations by the bank regulators, including the possibility that any such regulatory authority may, among other things, initiate an enforcement action against the Company or our bank subsidiary which could require us to increase our ACL on loans, write-down assets, change our regulatory capital position, affect our ability to borrow funds or maintain or increase deposits, or impose additional requirements on us, any of which could affect our ability to continue our growth through mergers, acquisitions or similar transactions and adversely affect our liquidity and earnings;
•potential changes in federal policy and at regulatory agencies as a result of the upcoming 2024 presidential election;
•the quality and composition of our securities portfolio and the impact of any adverse changes including market liquidity within the securities markets;
•legislative or regulatory changes that adversely affect our business, including changes in banking, securities, and tax law, regulatory policies and principles, or the interpretation of regulatory capital or other rules;
•credit and interest rate risks associated with our business, customers, borrowings, repayment, investment, and deposit practices;
•the concentration of large deposits from certain clients, who have balances above current FDIC insurance limits;
•our ability to attract and retain deposits;
•liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
•fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas;
•the overall health of local and national real estate markets;
•concentrations within our loan portfolio;
•the level of nonperforming assets on our balance sheet;
•disruptions, fraudulent activity, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions, including as a result of sophisticated attacks using artificial intelligence and similar tools;
•rapid technological change in the financial services industry;
•increased competition in the financial services industry from non-banks such as credit unions and Fintech companies, including digital asset service providers;
•the composition of our executive management team and our ability to attract and retain key personnel;
•our ability to control operating costs and expenses;
•effects of critical accounting policies and judgments or new and revised accounting policies and practices as may be adopted by the financial institution regulatory agencies or the FASB, including the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•the commencement, outcome and costs of litigation and other legal proceedings and regulatory actions against us or to which we may become subject, including settlements and judgments;
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
•our ability to pay dividends on our common stock;
•inability of key third-party providers to perform their obligations to us;
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business, as well as the negative impact it may have on our customers and their businesses;
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services;
•our success at managing the risks involved in the foregoing items; and
•other factors described in our 2023 Annual Form 10-K, this Quarterly Report on Form 10-Q and other documents filed with or furnished to the SEC, which are available on our website at www.hf-wa.com and on the SEC's website at www.sec.gov.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except share data)

	June 30, 2024	December 31, 2023
ASSETS
Cash on hand and in banks	$55,469	$55,851
Interest earning deposits	58,288	169,122
Cash and cash equivalents	113,757	224,973
Investment securities available for sale, at fair value, net (amortized cost of $1,022,211 and $1,227,787, respectively)	931,248	1,134,353
Investment securities held to maturity, at amortized cost, net (fair value of $642,051 and $662,450, respectively)	727,342	739,442
Total investment securities	1,658,590	1,873,795
Loans receivable	4,532,615	4,335,627
Allowance for credit losses on loans	(51,219)	(47,999)
Loans receivable, net	4,481,396	4,287,628
Premises and equipment, net	73,218	74,899
Federal Home Loan Bank stock, at cost	22,303	4,186
Bank owned life insurance	126,420	125,655
Accrued interest receivable	19,855	19,518
Prepaid expenses and other assets	319,428	318,571
Other intangible assets, net	3,951	4,793
Goodwill	240,939	240,939
Total assets	$7,059,857	$7,174,957
LIABILITIES AND STOCKHOLDERS' EQUITY
Non-interest bearing deposits	$1,599,367	$1,715,847
Interest bearing deposits	3,916,285	3,884,025
Total deposits	5,515,652	5,599,872
Borrowings	500,000	500,000
Junior subordinated debentures	21,912	21,765
Accrued expenses and other liabilities	171,786	200,059
Total liabilities	6,209,350	6,321,696
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 34,496,197 and 34,906,233 shares issued and outstanding, respectively	541,294	549,748
Retained earnings	379,714	375,989
Accumulated other comprehensive loss, net	(70,501)	(72,476)
Total stockholders’ equity	850,507	853,261
Total liabilities and stockholders’ equity	$7,059,857	$7,174,957
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
INTEREST INCOME:
Interest and fees on loans	$60,608	$53,623	$118,470	$104,073
Taxable interest on investment securities	14,156	14,774	28,990	29,431
Nontaxable interest on investment securities	165	520	346	1,106
Interest on interest earning deposits	1,653	1,154	3,129	2,126
Total interest income	76,582	70,071	150,935	136,736
INTEREST EXPENSE:
Deposits	18,453	8,607	34,841	13,135
Junior subordinated debentures	539	499	1,086	981
Securities sold under agreement to repurchase	—	63	—	110
Borrowings	6,477	5,078	12,365	6,844
Total interest expense	25,469	14,247	48,292	21,070
Net interest income	51,113	55,824	102,643	115,666
Provision for credit losses	1,268	1,909	2,660	3,734
Net interest income after provision for credit losses	49,845	53,915	99,983	111,932
NONINTEREST INCOME:
Service charges and other fees	2,817	2,682	5,605	5,306
Card revenue	1,930	2,123	3,769	4,123
Loss on sale of investment securities, net	(1,921)	—	(11,894)	(286)
Gain on sale of loans, net	—	101	26	150
Interest rate swap fees	52	115	52	168
Bank owned life insurance income	931	837	1,851	1,546
Gain on sale of other assets, net	49	—	49	2
Other income	1,388	1,423	2,888	4,530
Total noninterest income	5,246	7,281	2,346	15,539
NONINTEREST EXPENSE:
Compensation and employee benefits	24,448	24,781	49,924	50,317
Occupancy and equipment	4,765	4,666	9,697	9,558
Data processing	3,785	4,500	7,322	8,842
Marketing	244	441	455	843
Professional services	795	751	1,362	1,379
State/municipal business and use taxes	1,160	1,054	2,460	2,062
Federal deposit insurance premium	812	797	1,607	1,647
Amortization of intangible assets	421	623	842	1,246
Other expense	2,666	3,712	5,797	7,036
Total noninterest expense	39,096	41,325	79,466	82,930
Income before income taxes	15,995	19,871	22,863	44,541
Income tax expense	1,836	3,025	2,956	7,238
Net income	$14,159	$16,846	$19,907	$37,303
Basic earnings per share	$0.41	$0.48	$0.58	$1.06
Diluted earnings per share	$0.41	$0.48	$0.57	$1.06
Dividends declared per share	$0.23	$0.22	$0.46	$0.44
Average number of basic shares outstanding	34,609,900	35,058,155	34,717,685	35,083,133
Average number of diluted shares outstanding	34,919,395	35,126,590	35,127,407	35,348,268
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income	$14,159	$16,846	$19,907	$37,303
Change in fair value of investment securities available for sale, net of tax of $(355), $(4,102), $(2,262), and $415 respectively	(1,250)	(14,595)	(7,161)	2,295
Amortization of net unrealized gain for the reclassification of investment securities available for sale to held to maturity, net of tax of $(18), $(18), $(35), and $(34) respectively	(62)	(63)	(126)	(123)
Reclassification adjustment for net loss from sale of investment securities available for sale included in income, net of tax benefit of $425, $0, $2,632, and $63 respectively	1,496	—	9,262	223
Other comprehensive income (loss)	184	(14,658)	1,975	2,395
Comprehensive income	$14,343	$2,188	$21,882	$39,698
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except shares and per share data)

	Three Months Ended June 30, 2024
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at March 31, 2024	34,689,843	$544,636	$373,629	$(70,685)	$847,580
Restricted stock units vested	46,507				—
Stock-based compensation expense		1,064			1,064
Common stock repurchased	(240,153)	(4,406)			(4,406)
Net income			14,159		14,159
Other comprehensive income, net of tax				184	184
Cash dividends declared on common stock ($0.23 per share)			(8,074)		(8,074)
Balance at June 30, 2024	34,496,197	$541,294	$379,714	$(70,501)	$850,507

	Six Months Ended June 30, 2024
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2023	34,906,233	$549,748	$375,989	$(72,476)	$853,261
Restricted stock units vested	159,695				—
Stock-based compensation expense		2,070			2,070
Common stock repurchased	(569,731)	(10,524)			(10,524)
Net income			19,907		19,907
Other comprehensive income, net of tax				1,975	1,975
Cash dividends declared on common stock ($0.46 per share)			(16,182)		(16,182)
Balance at June 30, 2024	34,496,197	$541,294	$379,714	$(70,501)	$850,507

	Three Months Ended June 30, 2023
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at March 31, 2023	35,108,120	$550,869	$358,010	$(82,797)	$826,082
Restricted stock units vested	38,138				—
Stock-based compensation expense		985			985
Common stock repurchased	(98,458)	(1,751)			(1,751)
Net income			16,846		16,846
Other comprehensive loss, net of tax				(14,658)	(14,658)
Cash dividends declared on common stock ($0.22 per share)			(7,771)		(7,771)
Balance at June 30, 2023	35,047,800	$550,103	$367,085	$(97,455)	$819,733

	Six Months Ended June 30, 2023
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2022	35,106,697	$552,397	$345,346	$(99,850)	$797,893
Restricted stock units vested	154,640				—
Stock-based compensation expense		2,084			2,084
Common stock repurchased	(213,537)	(4,378)			(4,378)
Net income			37,303		37,303
Other comprehensive income, net of tax				2,395	2,395
Cash dividends declared on common stock ($0.44 per share)			(15,564)		(15,564)
Balance at June 30, 2023	35,047,800	$550,103	$367,085	$(97,455)	$819,733
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$19,907	$37,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,060	1,737
Provision for credit losses	2,660	3,734
Stock-based compensation expense	2,070	2,084
Amortization of intangible assets	842	1,246
Origination of mortgage loans held for sale	(1,318)	(6,511)
Proceeds from sale of mortgage loans held for sale	1,344	5,909
Bank owned life insurance income	(1,851)	(1,546)
Gain on sale of mortgage loans held for sale, net	(26)	(150)
Loss on sale of investment securities available for sale, net	11,894	286
Other	(16,892)	3,371
Net cash provided by operating activities	19,690	47,463
Cash flows from investing activities:
Loan originations and purchases, net of payments	(194,853)	(198,937)
Maturities and repayments of investment securities available for sale	56,579	49,733
Maturities and repayments of investment securities held to maturity	11,662	11,673
Purchase of investment securities available for sale	(33,132)	(14,994)
Purchase of premises and equipment	(1,716)	(5,477)
Purchase of bank owned life insurance	(39)	—
Proceeds from bank owned life insurance death benefit	590	—
Purchases of Federal Home Loan Bank stock	(58,829)	(44,192)
Proceeds from sales of investment securities available for sale	170,893	22,688
Proceeds from redemption of Federal Home Loan Bank stock	40,712	44,735
Proceeds from sales of premises and equipment	50	2
Capital contributions to LIHTC investments	(12,075)	(419)
Net cash used by investing activities	(20,158)	(135,188)
Cash flows from financing activities:
Net decrease in deposits	(84,220)	(329,297)
Proceeds from borrowings	1,319,710	1,754,800
Repayment of borrowings	(1,319,710)	(1,304,800)
Common stock cash dividends paid	(16,004)	(15,430)
Net decrease in securities sold under agreement to repurchase	—	(8,382)
Repurchase of common stock	(10,524)	(4,378)
Net cash (used) provided by financing activities	(110,748)	92,513
Net (decrease) increase in cash and cash equivalents	(111,216)	4,788
Cash and cash equivalents at beginning of period	224,973	103,590
Cash and cash equivalents at end of period	$113,757	$108,378

Supplemental disclosures of cash flow information:
Cash paid for interest	$58,231	$17,587
Cash paid for income taxes, net of refunds	225	1,384

	Six Months Ended June 30,
	2024	2023
Supplemental non-cash disclosures of cash flow information:
Investment in LIHTC partnership and related funding commitment	103	47
Right of use assets obtained in exchange for new operating lease liabilities	2,323	6,111
Transfer of bank owned life insurance to prepaid expenses and other assets due to death benefit accrued	535	700
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
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. It is recommended these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2023 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the unaudited Condensed Consolidated Financial Statements are disclosed in greater detail in the 2023 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies during the six months ended June 30, 2024 from those contained in the 2023 Annual Form 10-K.
(d) Recently Issued or Adopted Accounting Pronouncements
FASB ASU 2020-04, Reference Rate Reform (Topic 848), as amended by ASU 2021-01, and ASU 2022-06 was issued in March 2020 and provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are effective for all entities as of March 12, 2020. In December 2022, FASB amended this ASU and deferred the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The amendments are elective, apply to all entities, and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Effective January 25, 2021, the Company adhered to the Interbank Offered Rate Fallbacks Protocol as published by the International Swaps and Derivatives Association, Inc. and recommended by the Alternative Reference Rates Committee. The majority of the Company’s instruments indexed to LIBOR were transferred to another index during the year ended December 31, 2023. The remaining instruments including investments that are either in the process of transition or will transition to a new index at the next repricing date.
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
There were no investment securities classified as trading at June 30, 2024 or December 31, 2023.
(a) Investment Securities by Classification, Type and Maturity
The following tables present the amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized and unrecognized gains and losses including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in AOCI, at the dates indicated:

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$14,945	$—	$(2,471)	$12,474
Municipal securities	82,309	6	(12,595)	69,720
Residential CMO and MBS(1)	489,451	627	(43,610)	446,468
Commercial CMO and MBS(1)	411,465	113	(32,810)	378,768
Corporate obligations	11,672	9	(297)	11,384
Other asset-backed securities	12,369	76	(11)	12,434
Total	$1,022,211	$831	$(91,794)	$931,248
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	June 30, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,146	$—	$(29,378)	$121,768
Residential CMO and MBS(1)	256,742	—	(18,761)	237,981
Commercial CMO and MBS(1)	319,454	—	(37,152)	282,302
Total	$727,342	$—	$(85,291)	$642,051
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$16,047	$—	$(2,297)	$13,750
Municipal securities	92,231	9	(12,715)	79,525
Residential CMO and MBS(1)	555,518	2,656	(46,125)	512,049
Commercial CMO and MBS(1)	538,910	88	(34,740)	504,258
Corporate obligations	7,745	2	(134)	7,613
Other asset-backed securities	17,336	31	(209)	17,158
Total	$1,227,787	$2,786	$(96,220)	$1,134,353
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,075	$—	$(27,701)	$123,374
Residential CMO and MBS(1)	267,204	—	(14,101)	253,103
Commercial CMO and MBS(1)	321,163	—	(35,190)	285,973
Total	$739,442	$—	$(76,992)	$662,450
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
The following table presents the amortized cost and fair value of investment securities by contractual maturity at the date indicated. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2024
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,918	$1,913	$—	$—
Due after one year through five years	9,231	8,648	—	—
Due after five years through ten years	36,179	33,125	93,277	77,764
Due after ten years	61,598	49,892	57,869	44,004
Total investment securities due at a single maturity date	108,926	93,578	151,146	121,768
MBS(1)	913,285	837,670	576,196	520,283
Total investment securities	$1,022,211	$931,248	$727,342	$642,051
(1) MBS, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their payment speed.
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2024 and December 31, 2023.

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

	June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—	$12,474	$(2,471)	$12,474	$(2,471)
Municipal securities	3,125	(80)	62,284	(12,515)	65,409	(12,595)
Residential CMO and MBS(1)	26,652	(32)	269,370	(43,578)	296,022	(43,610)
Commercial CMO and MBS(1)	5,702	(60)	352,855	(32,750)	358,557	(32,810)
Corporate obligations	4,699	(145)	3,848	(152)	8,547	(297)
Other asset-backed securities	1,722	(10)	268	(1)	1,990	(11)
Total	$41,900	$(327)	$701,099	$(91,467)	$742,999	$(91,794)
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—	$13,750	$(2,297)	$13,750	$(2,297)
Municipal securities	3,548	(18)	71,458	(12,697)	75,006	(12,715)
Residential CMO and MBS(1)	—	—	358,316	(46,125)	358,316	(46,125)
Commercial CMO and MBS(1)	37,899	(228)	448,197	(34,512)	486,096	(34,740)
Corporate obligations	911	(20)	3,887	(114)	4,798	(134)
Other asset-backed securities	4,338	(22)	7,291	(187)	11,629	(209)
Total	$46,696	$(288)	$902,899	$(95,932)	$949,595	$(96,220)
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
(c) ACL on Investment Securities
The Company evaluated investment securities available for sale as of June 30, 2024 and December 31, 2023, and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of either June 30, 2024 or December 31, 2023. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of June 30, 2024 and December 31, 2023.
The Company also evaluated investment securities held to maturity for current expected credit losses as of June 30, 2024 and December 31, 2023. There were no investment securities held to maturity classified as nonaccrual or past due as of June 30, 2024 and December 31, 2023, and all were issued by the U.S. government and its agencies and either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and had a long history of no credit losses. Accordingly, the Company did not measure expected credit losses on investment securities held to maturity since the historical credit loss information adjusted for current conditions and reasonable and supportable forecast results in an expectation that nonpayment of the amortized cost basis is zero. Therefore, no ACL on investment securities held to maturity was recorded as of June 30, 2024 or December 31, 2023.

(d) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of investment securities available for sale determined using the specific identification method for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Gross realized gains	$—	$—	$—	$36
Gross realized losses	(1,921)	—	(11,894)	(322)
Net realized losses	$(1,921)	$—	$(11,894)	$(286)
(e) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities that were pledged as collateral for the following obligations at the dates indicated:

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
State and local governments public deposits	$236,818	$220,885	$238,060	$224,879
FRB	441,429	377,504	845,098	742,197
Other securities pledged	53,884	48,089	54,636	49,032
Total	$732,131	$646,478	$1,137,794	$1,016,108
(f) Accrued Interest Receivable
Accrued interest receivable excluded from the amortized cost of investment securities available for sale totaled $3.3 million and $3.8 million at June 30, 2024 and December 31, 2023, respectively. Accrued interest receivable excluded from the amortized cost on investment securities held to maturity totaled $2.3 million at both June 30, 2024 and December 31, 2023, respectively.
No amounts of accrued interest receivable on investment securities available for sale or held to maturity were reversed against interest income on investment securities during the six months ended June 30, 2024 and 2023.

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
The amortized cost of loans receivable, net of ACL on loans, consisted of the following portfolio segments and classes at the dates indicated:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$779,495	$718,291
Owner-occupied CRE	953,518	958,620

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Non-owner occupied CRE	1,759,605	1,697,574
Total commercial business	3,492,618	3,374,485
Residential real estate	413,358	375,342
Real estate construction and land development:
Residential	80,451	78,610
Commercial and multifamily	378,695	335,819
Total real estate construction and land development	459,146	414,429
Consumer	167,493	171,371
Loans receivable	4,532,615	4,335,627
ACL on loans	(51,219)	(47,999)
Loans receivable, net	$4,481,396	$4,287,628

Balances included in the amortized cost of loans receivable:
Unamortized net discount on acquired loans	$(1,614)	$(1,923)
Unamortized net deferred fee	$(9,770)	$(11,063)
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within its primary market areas which are concentrated along the I-5 corridor from Whatcom County, Washington to Lane County, Oregon, as well as in Yakima County, Washington and Ada County, Idaho. Additionally, the Company's loan portfolio is concentrated in commercial business loans, which include commercial and industrial, owner-occupied and nonowner-occupied CRE, and commercial and multifamily real estate construction and land development loans. Commercial business loans and commercial and multifamily real estate construction and land development loans are generally considered as having a more inherent risk of default than residential real estate loans or other consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential real estate loans and consumer loans, implying higher potential losses on an individual loan basis.
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
Loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a Pass grade may have some estimated inherent losses, but to a lesser extent than the other loan grades. The SM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of any potential loss. The likelihood of loss for SM graded loans, however, is greater than Pass graded loans because there has been measurable credit deterioration. Loans with a SS grade have further credit deterioration and include both accrual loans and nonaccrual loans. For Doubtful and Loss graded loans, the Company is almost certain of the losses and the outstanding principal balances are generally charged off to the realizable value. There were no loans graded Doubtful or Loss as of June 30, 2024 and December 31, 2023.

The following tables present the amortized cost of loans receivable by risk grade and origination year at the dates indicated:

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
Commercial business:
Commercial and industrial
Pass	$90,134	$136,288	$135,978	$60,577	$60,540	$96,459	$141,210	$1,069	$722,255
SM	—	—	6,782	162	1,219	5,584	10,774	5,735	30,256
SS	—	270	906	2,105	3,417	6,607	11,432	2,247	26,984
Total	90,134	136,558	143,666	62,844	65,176	108,650	163,416	9,051	779,495
Owner-occupied CRE
Pass	43,124	83,818	137,811	151,789	81,835	421,646	—	—	920,023
SM	—	—	—	989	886	9,723	—	—	11,598
SS	—	—	—	2,990	646	18,261	—	—	21,897
Total	43,124	83,818	137,811	155,768	83,367	449,630	—	—	953,518
Non-owner occupied CRE
Pass	53,278	167,833	282,838	218,114	155,669	831,270	—	—	1,709,002
SM	—	—	—	8,080	—	33,003	—	—	41,083
SS	—	—	591	—	—	8,929	—	—	9,520
Total	53,278	167,833	283,429	226,194	155,669	873,202	—	—	1,759,605
Total commercial business
Pass	186,536	387,939	556,627	430,480	298,044	1,349,375	141,210	1,069	3,351,280
SM	—	—	6,782	9,231	2,105	48,310	10,774	5,735	82,937
SS	—	270	1,497	5,095	4,063	33,797	11,432	2,247	58,401
Total	186,536	388,209	564,906	444,806	304,212	1,431,482	163,416	9,051	3,492,618
Residential real estate
Pass	33,850	50,288	138,823	136,304	23,679	29,464	—	—	412,408
SS	—	—	—	794	—	156	—	—	950
Total	33,850	50,288	138,823	137,098	23,679	29,620	—	—	413,358
Real estate construction and land development:
Residential
Pass	14,289	41,324	15,930	17	1,044	1,206	1	—	73,811
SS	—	1,000	—	5,640	—	—	—	—	6,640
Total	14,289	42,324	15,930	5,657	1,044	1,206	1	—	80,451
Commercial and multifamily
Pass	8,428	96,772	201,269	42,644	116	3,567	—	—	352,796
SM	—	—	—	—	4,792	5,965	—	—	10,757
SS	—	—	—	15,142	—	—	—	—	15,142
Total	8,428	96,772	201,269	57,786	4,908	9,532	—	—	378,695
Total real estate construction and land development
Pass	22,717	138,096	217,199	42,661	1,160	4,773	1	—	426,607
SM	—	—	—	—	4,792	5,965	—	—	10,757
SS	—	1,000	—	20,782	—	—	—	—	21,782
Total	22,717	139,096	217,199	63,443	5,952	10,738	1	—	459,146
Consumer
Pass	1,496	1,640	1,822	386	4,585	26,972	129,029	200	166,130
SS	—	—	25	—	135	781	419	3	1,363
Total	1,496	1,640	1,847	386	4,720	27,753	129,448	203	167,493

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
Loans receivable
Pass	244,599	577,963	914,471	609,831	327,468	1,410,584	270,240	1,269	4,356,425
SM	—	—	6,782	9,231	6,897	54,275	10,774	5,735	93,694
SS	—	1,270	1,522	26,671	4,198	34,734	11,851	2,250	82,496
Total	$244,599	$579,233	$922,775	$645,733	$338,563	$1,499,593	$292,865	$9,254	$4,532,615
(1) Represents the loans receivable balance at June 30, 2024 which was converted from a revolving loan to a non-revolving amortizing loan during the six months ended June 30, 2024.

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2023	2022	2021	2020	2019	Prior
	(Dollars in thousands)
Commercial business:
Commercial and industrial
Pass	$120,973	$150,854	$74,231	$66,364	$40,307	$76,924	$141,740	$188	$671,581
SM	—	2,495	104	292	4,556	1,458	9,124	—	18,029
SS	—	1,215	2,734	3,548	1,076	7,875	12,168	65	28,681
Total	120,973	154,564	77,069	70,204	45,939	86,257	163,032	253	718,291
Owner-occupied CRE
Pass	90,775	138,505	159,490	82,296	146,869	299,609	—	—	917,544
SM	—	—	2,219	2,775	705	16,266	—	—	21,965
SS	—	—	4,908	654	—	13,549	—	—	19,111
Total	90,775	138,505	166,617	85,725	147,574	329,424	—	—	958,620
Non-owner-occupied CRE
Pass	153,239	260,431	216,811	157,424	239,928	628,489	—	—	1,656,322
SM	—	—	8,172	—	570	19,300	—	—	28,042
SS	—	598	—	—	—	12,612	—	—	13,210
Total	153,239	261,029	224,983	157,424	240,498	660,401	—	—	1,697,574
Total commercial business
Pass	364,987	549,790	450,532	306,084	427,104	1,005,022	141,740	188	3,245,447
SM	—	2,495	10,495	3,067	5,831	37,024	9,124	—	68,036
SS	—	1,813	7,642	4,202	1,076	34,036	12,168	65	61,002
Total	364,987	554,098	468,669	313,353	434,011	1,076,082	163,032	253	3,374,485
Residential real estate
Pass	36,321	141,201	141,430	24,108	15,022	16,297	—	—	374,379
SS	—	—	801	—	—	162	—	—	963
Total	36,321	141,201	142,231	24,108	15,022	16,459	—	—	375,342
Real estate construction and land development:
Residential
Pass	41,663	24,760	1,050	1,289	804	719	1	—	70,286
SM	—	—	2,139	—	—	—	—	—	2,139
SS	1,000	319	4,866	—	—	—	—	—	6,185
Total	42,663	25,079	8,055	1,289	804	719	1	—	78,610

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2023	2022	2021	2020	2019	Prior
	(Dollars in thousands)
Commercial and multifamily
Pass	42,499	187,827	91,460	337	749	3,145	—	—	326,017
SM	—	—	—	3,777	5,660	365	—	—	9,802
Total	42,499	187,827	91,460	4,114	6,409	3,510	—	—	335,819
Total real estate construction and land development
Pass	84,162	212,587	92,510	1,626	1,553	3,864	1	—	396,303
SM	—	—	2,139	3,777	5,660	365	—	—	11,941
SS	1,000	319	4,866	—	—	—	—	—	6,185
Total	85,162	212,906	99,515	5,403	7,213	4,229	1	—	414,429
Consumer
Pass	1,897	1,980	293	6,221	15,841	20,402	122,007	1,123	169,764
SS	—	—	—	134	207	893	333	40	1,607
Total	1,897	1,980	293	6,355	16,048	21,295	122,340	1,163	171,371
Loans receivable
Pass	487,367	905,558	684,765	338,039	459,520	1,045,585	263,748	1,311	4,185,893
SM	—	2,495	12,634	6,844	11,491	37,389	9,124	—	79,977
SS	1,000	2,132	13,309	4,336	1,283	35,091	12,501	105	69,757
Total	$488,367	$910,185	$710,708	$349,219	$472,294	$1,118,065	$285,373	$1,416	$4,335,627
(1) Represents the loans receivable balance at December 31, 2023 which was converted from a revolving loan to non-revolving amortizing loan during the year ended December 31, 2023.
The following tables present the gross charge-offs by loan class and origination year, for the periods indicated:

	Six Months Ended June 30, 2024
	Current Period Gross Charge-offs by Origination Year						Revolving Loans	Total Gross Charge-Offs
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
Commercial business	$—	$312	$—	$—	$—	$77	$—	$389
Consumer	—	6	31	9	20	86	209	361
Total	$—	$318	$31	$9	$20	$163	$209	$750

	Six Months Ended June 30, 2023
	Current Period Gross Charge-offs by Origination Year						Revolving Loans	Total Gross Charge-Offs
	2023	2022	2021	2020	2019	Prior
	(Dollars in thousands)
Commercial business	$—	$—	$—	$61	$—	$100	$—	$161
Consumer	—	—	12	13	53	70	149	297
Total	$—	$—	$12	$74	$53	$170	$149	$458
(d) Nonaccrual Loans
The following tables present the amortized cost of nonaccrual loans at the dates indicated:

	June 30, 2024
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,680	$2,141	$3,821

	June 30, 2024
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Owner-occupied CRE	—	5	5
Total	$1,680	$2,146	$3,826

	December 31, 2023
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,706	$2,557	$4,263
Owner-occupied CRE	—	205	205
Total	$1,706	$2,762	$4,468
The following tables presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full or sale of previously classified nonaccrual loans during the periods indicated:

	Three Months Ended June 30,
	2024		2023
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$(14)	$210	$—	$2
Owner-occupied CRE	—	144	—	—
Total	$(14)	$354	$—	$2

	Six Months Ended June 30,
	2024		2023
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$(27)	$213	$(14)	$30
Owner-occupied CRE	—	144	—	—
Total	$(27)	$357	$(14)	$30
For the three and six months ended June 30, 2024 and 2023, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full or sale.
(e) Past due loans
The Company performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The following tables present the amortized cost of past due loans at the dates indicated:

	June 30, 2024
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$7,230	$7,628	$14,858	$764,637	$779,495
Owner-occupied CRE	999	—	999	952,519	953,518

	June 30, 2024
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Non-owner occupied CRE	—	—	—	1,759,605	1,759,605
Total commercial business	8,229	7,628	15,857	3,476,761	3,492,618
Residential real estate	—	—	—	413,358	413,358
Real estate construction and land development:
Residential	—	—	—	80,451	80,451
Commercial and multifamily	—	—	—	378,695	378,695
Total real estate construction and land development	—	—	—	459,146	459,146
Consumer	1,056	160	1,216	166,277	167,493
Total	$9,285	$7,788	$17,073	$4,515,542	$4,532,615

	December 31, 2023
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$2,289	$3,857	$6,146	$712,145	$718,291
Owner-occupied CRE	—	189	189	958,431	958,620
Non-owner occupied CRE	1,489	—	1,489	1,696,085	1,697,574
Total commercial business	3,778	4,046	7,824	3,366,661	3,374,485
Residential real estate	162	—	162	375,180	375,342
Real estate construction and land development:
Residential	—	319	319	78,291	78,610
Commercial and multifamily	—	—	—	335,819	335,819
Total real estate construction and land development	—	319	319	414,110	414,429
Consumer	615	87	702	170,669	171,371
Total	$4,555	$4,452	$9,007	$4,326,620	$4,335,627
Loans 90 days or more past due and still accruing interest were $4.3 million and $1.3 million as of June 30, 2024 and December 31, 2023, respectively.
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

	June 30, 2024
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$—	$389	$613	$546	$1,548
Total	$—	$389	$613	$546	$1,548

	December 31, 2023
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$260	$389	$621	$304	$1,574

	December 31, 2023
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Owner-occupied CRE	189	—	—	—	189
Total	$449	$389	$621	$304	$1,763
There have been no significant changes to the collateral securing loans individually evaluated for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the six months ended June 30, 2024, except changes due to additions or removals of loans in this classification.
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
The following tables present the amortized cost of loans that were experiencing both financial difficulty and modified during the periods indicated:

	Three Months Ended June 30, 2024
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable, net
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$16,001	$16,001	2.05%
Real estate construction and land development:
Commercial and multifamily	19,934	19,934	5.26
Consumer	14	14	0.01
Total	$35,949	$35,949	0.79%

	Three Months Ended June 30, 2023
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable, net
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$5,899	$5,899	0.83%
Real estate construction and land development:
Commercial and multifamily	2,984	2,984	0.97
Consumer	29	29	0.02
Total	$8,912	$8,912	0.21%

	Six Months Ended June 30, 2024
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable, net

	(Dollars in thousands)
Commercial business:
Commercial and industrial	$18,050	$18,050	2.32%
Non-owner occupied CRE	2,672	2,672	0.15
Total commercial business	20,722	20,722	0.59

	Six Months Ended June 30, 2024
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable, net

	(Dollars in thousands)
Real estate construction and land development:
Commercial and multifamily	19,934	19,934	5.26%
Consumer	33	33	0.02%
Total	$40,689	$40,689	0.90%

	Six Months Ended June 30, 2023
	Term Extension	Term Extension & Int. Rate Reduction	Total Modified Loans	% of Modified Loans to Loans Receivable, net

	(Dollars in thousands)
Commercial business:
Commercial and industrial	$5,899	$—	$5,899	0.83%
Non-owner occupied CRE	2,730	—	2,730	0.17
Total commercial business	8,629	—	8,629	0.26
Real estate construction and land development:
Commercial and multifamily	2,984	—	2,984	0.97%
Consumer	29	18	47	0.03%
Total	$11,642	$18	$11,660	0.27%
The following tables present the financial effects of the loan modifications presented in the preceding tables during the periods indicated:

Three Months Ended June 30, 2024
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.83
Real estate construction and land development:
Commercial and multifamily	0.68
Consumer	1.42
Total	0.75

Three Months Ended June 30, 2023
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.50
Real estate construction and land development:
Commercial and multifamily	0.42
Consumer	2.88
Total	0.48

Six Months Ended June 30, 2024
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.79
Non-owner occupied CRE	0.50
Total commercial business	0.76
Real estate construction and land development:
Commercial and multifamily	0.68
Consumer	1.29
Total	0.72

	Six Months Ended June 30, 2023
	Weighted Average % of Interest Rate Reductions	Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	—%	0.50
Non-owner occupied CRE	—	1.00
Total commercial business	—	0.66
Real estate construction and land development:
Commercial and multifamily	—	0.42
Consumer	1.00	2.61
Total	1.00%	0.61
At June 30, 2024, there were $1.7 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the six months ended June 30, 2024. At December 31, 2023, there were $6.6 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the year ended December 31, 2023.
The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company considers a modified loan as a payment default if the borrower is 90 or more days past due. There were no loans 90 days past due or in default that have been modified in the past 12 months.
(h) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $14.3 million and $13.3 million at June 30, 2024 and December 31, 2023, respectively, and is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.
(i) Foreclosure proceedings in process
At June 30, 2024, there were no consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings were in process.

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
As of June 30, 2024, qualitative adjustments primarily related to segments of the loan portfolio deemed by management to be of a higher-risk profile where management believes the quantitative component of the Company’s ACL model may not have fully captured the associated impact to the ACL. Qualitative adjustments also related to heightened uncertainty as to future macroeconomic conditions and the related impact on certain loan segments. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.
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
During the six months ended June 30, 2024, the ACL on loans increased $3.2 million to $51.2 million from $48.0 million at December 31, 2023 due primarily to growth in loans receivable, net.

The following tables detail the activity in the ACL on loans by segment and class for the periods indicated:

	Three Months Ended June 30, 2024
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$11,647	$(312)	$159	$(360)	$11,134
Owner-occupied CRE	9,392	—	359	99	9,850
Non-owner occupied CRE	12,874	—	—	609	13,483
Total commercial business	33,913	(312)	518	348	34,467
Residential real estate	3,478	—	—	257	3,735
Real estate construction and land development:
Residential	917	—	—	(7)	910
Commercial and multifamily	9,158	—	—	750	9,908
Total real estate construction and land development	10,075	—	—	743	10,818
Consumer	2,270	(238)	45	122	2,199
Total	$49,736	$(550)	$563	$1,470	$51,219

	Six Months Ended June 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$11,128	$(389)	$376	$19	$11,134
Owner-occupied CRE	8,999	—	359	492	9,850
Non-owner occupied CRE	11,176	—	—	2,307	13,483
Total commercial business	31,303	(389)	735	2,818	34,467
Residential real estate	3,473	—	—	262	3,735
Real estate construction and land development:
Residential	1,643	—	—	(733)	910
Commercial and multifamily	9,233	—	—	675	9,908
Total real estate construction and land development	10,876	—	—	(58)	10,818
Consumer	2,347	(361)	61	152	2,199
Total	$47,999	$(750)	$796	$3,174	$51,219

	Three Months Ended June 30, 2023
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$13,566	$—	$38	$(316)	$13,288
Owner-occupied CRE	7,525	—	—	978	8,503
Non-owner occupied CRE	8,846	—	—	636	9,482
Total commercial business	29,937	—	38	1,298	31,273
Residential real estate	2,902	—	—	(37)	2,865

	Three Months Ended June 30, 2023
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Real estate construction and land development:
Residential	1,542	—	—	129	1,671
Commercial and multifamily	7,443	—	—	571	8,014
Total real estate construction and land development	8,985	—	—	700	9,685
Consumer	2,645	(144)	57	27	2,585
Total	$44,469	$(144)	$95	$1,988	$46,408

	Six Months Ended June 30, 2023
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$13,962	$(161)	$89	$(602)	$13,288
Owner-occupied CRE	7,480	—	—	1,023	8,503
Non-owner occupied CRE	9,276	—	—	206	9,482
Total commercial business	30,718	(161)	89	627	31,273
Residential real estate	2,872	—	—	(7)	2,865
Real estate construction and land development:
Residential	1,654	—	—	17	1,671
Commercial and multifamily	5,409	—	—	2,605	8,014
Total real estate construction and land development	7,063	—	—	2,622	9,685
Consumer	2,333	(297)	90	459	2,585
Total	$42,986	$(458)	$179	$3,701	$46,408
The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Balance, beginning of period	$976	$1,856	$1,288	$1,744
(Reversal of) provision for credit losses on unfunded commitments	(202)	(79)	(514)	33
Balance, end of period	$774	$1,777	$774	$1,777

(5)Goodwill and Other Intangible Assets
(a) Goodwill
There were no additions to goodwill during the six months ended June 30, 2024 and 2023. Additionally, management analyzes its goodwill on an annual basis on December 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of December 31, 2023 and concluded that there was no impairment.
(b) Other Intangible Assets
Other intangible assets represent core deposit intangible acquired in business combinations with estimated useful lives of ten years. There were no additions to other intangible assets during the six months ended June 30, 2024 and 2023.

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
The Company is exposed to interest rate risk as part of the transaction. However, the Company acts as an intermediary for its customer; therefore, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations.
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
The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at the dates indicated:

	June 30, 2024		December 31, 2023
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(Dollars in thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$289,608	26,504	$291,740	$23,195
Interest rate swap liability (1)	289,608	(26,504)	291,740	(23,195)
(1) The estimated fair value of derivatives with customers was $(26.2) million and $(22.5) million as of June 30, 2024 and December 31, 2023, respectively. The estimated fair value of derivatives with third-parties was $26.2 million and $22.5 million as of June 30, 2024 and December 31, 2023, respectively.
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

(7)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except shares)
Net income allocated to common shareholders	$14,159	$16,846	$19,907	$37,303

Basic:
Weighted average common shares outstanding	34,609,900	35,058,155	34,717,685	35,083,133

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except shares)
Diluted:
Basic weighted average common shares outstanding	34,609,900	35,058,155	34,717,685	35,083,133
Effect of potentially dilutive common shares (1)	309,495	68,435	409,722	265,135
Total diluted weighted average common shares outstanding	34,919,395	35,126,590	35,127,407	35,348,268
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive (2)	159,996	328,084	50,671	142,197
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
The following table summarizes the dividend activity during the six months ended June 30, 2024 and the calendar year 2023:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 25, 2023	$0.22	February 8, 2023	February 22, 2023
April 19, 2023	$0.22	May 4, 2023	May 18, 2023
July 19, 2023	$0.22	August 2, 2023	August 16, 2023
October 18, 2023	$0.22	November 1, 2023	November 15, 2023
January 24, 2024	$0.23	February 8, 2024	February 22, 2024
April 24, 2024	$0.23	May 8, 2024	May 22, 2024
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
(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On April 24, 2024, the Company's Board of Directors announced the repurchase of up to 5% of the Company's outstanding common shares or 1,734,492 shares in total, under the new repurchase plan, with 1,502,444 shares remaining available for repurchase as of June 30, 2024. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on business and market conditions, regulatory requirements, availability of funds, and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice. The Company previously had a stock repurchase program approved on March 12, 2020 which authorized the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares, with 3,910 shares remaining available for repurchase as of March 31, 2024 and all remaining shares repurchased during the three months ended June 30, 2024.

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
Derivative Financial Instruments:
The Company obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Company has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2024 and December 31, 2023, the Company assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Company has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2024
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$12,474	$—	$12,474	$—
Municipal securities	69,720	—	69,720	—
Residential CMO and MBS(1)	446,468	—	446,468	—
Commercial CMO and MBS(1)	378,768	—	378,768	—

	June 30, 2024
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Corporate obligations	11,384	—	11,384	—
Other asset-backed securities	12,434	—	12,434	—
Total investment securities available for sale	931,248	—	931,248	—
Equity security	254	254	—	—
Derivative assets - interest rate swaps	26,504	—	26,504	—
Liabilities
Derivative liabilities - interest rate swaps	$26,504	$—	$26,504	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$13,750	$—	$13,750	$—
Municipal securities	79,525	—	79,525	—
Residential CMO and MBS(1)	512,049	—	512,049	—
Commercial CMO and MBS(1)	504,258	—	504,258	—
Corporate obligations	7,613	—	7,613	—
Other asset-backed securities	17,158	—	17,158	—
Total investment securities available for sale	1,134,353	—	1,134,353	—
Equity security	314	314	—	—
Derivative assets - interest rate swaps	23,195	—	23,195	—
Liabilities
Derivative liabilities - interest rate swaps	$23,195	$—	$23,195	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets measured at fair value on a nonrecurring basis as of June 30, 2024. The following table presents assets measured at fair value on a nonrecurring basis at December 31, 2023:

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3

Collateral-dependent loans:
Owner-occupied CRE	$173	$—	$—	$173
Total assets measured at fair value on a nonrecurring basis	$173	$—	$—	$173
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the date indicated:

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
The following tables present the carrying value of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	June 30, 2024
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$113,757	$113,757	$113,757	$—	$—
Investment securities available for sale	931,248	931,248	—	931,248	—
Investment securities held to maturity	727,342	642,051	—	642,051	—
Loans receivable, net	4,481,396	4,347,740	—	—	4,347,740
Accrued interest receivable	19,855	19,855	34	5,528	14,293
Derivative assets - interest rate swaps	26,504	26,504	—	26,504	—
Equity security	254	254	254	—	—
Financial Liabilities:
Non-maturity deposits	$4,632,441	$4,632,441	$4,632,441	$—	$—
Certificates of deposit	883,211	893,401	—	893,401	—
Borrowings	500,000	499,607	—	499,607	—
Junior subordinated debentures	21,912	19,450	—	—	19,450
Accrued interest payable	2,940	2,940	56	2,812	72
Derivative liabilities - interest rate swaps	26,504	26,504	—	26,504	—

	December 31, 2023
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$224,973	$224,973	$224,973	$—	$—
Investment securities available for sale	1,134,353	1,134,353	—	1,134,353	—
Investment securities held to maturity	739,442	662,450	—	662,450	—
Loans receivable, net	4,287,628	4,159,513	—	—	4,159,513
Accrued interest receivable	19,518	19,518	96	6,127	13,295
Derivative assets - interest rate swaps	23,195	23,195	—	23,195	—
Equity security	314	314	314	—	—
Financial Liabilities:
Non-maturity deposits	$4,906,899	$4,906,899	$4,906,899	$—	$—
Certificates of deposit	692,973	701,029	—	701,029	—
Borrowings	500,000	499,861	—	499,861	—
Junior subordinated debentures	21,765	19,750	—	—	19,750
Accrued interest payable	13,026	13,026	63	12,880	83
Derivative liabilities - interest rate swaps	23,195	23,195	—	23,195	—

(9)     Income Taxes
The following table presents the reconciliation of income taxes computed at the Federal statutory income tax rate of 21% to the actual effective rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Income tax expense at Federal statutory rate	$3,359	$4,173	$4,801	$9,354
State tax, net of Federal tax benefit	147	181	208	401
Tax-exempt instruments	(237)	(231)	(470)	(617)
LIHTC	(975)	(750)	(1,984)	(1,500)
Effects of BOLI	(185)	(137)	(366)	(273)
Restricted stock unit excess liability	17	51	267	104
Other, net	(290)	(262)	500	(231)
Income tax expense	$1,836	$3,025	$2,956	$7,238
LIHTC Investments
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
Tax credit investments are reported in "Prepaid expenses and other assets" and the unfunded contingent commitments related to these investments as "Accrued expenses and other liabilities" on the Company’s Condensed Consolidated Statements of Financial Condition. The Company accounts for LIHTC investments using the proportional amortization method. Under the proportional amortization method, such investment is amortized in proportion to the allocation of tax benefits received in each period, and the investment amortization and the tax benefits are presented on a net basis within “Income tax expense” on our Condensed Consolidated Statements of Income and as a component within "Other" cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.
The carrying values of LIHTC investments were $197.2 million and $207.3 million as of June 30, 2024 and December 31, 2023, respectively. The proportional amortization for LIHTC during the three months ended June 30, 2024 and 2023 was $4.9 million and $4.1 million, respectively, and during the six months ended June 30, 2024 and 2023 was $10.0 million and $8.1 million, respectively.
There were no significant modifications or events that resulted in a change in the nature or change in the underlying project for LIHTC investments at June 30, 2024 or December 31, 2023.

(10)Commitments and Contingencies
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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$522,437	$542,975
Owner-occupied CRE	4,690	8,731
Non-owner occupied CRE	17,088	26,534
Total commercial business	544,215	578,240

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Real estate construction and land development:
Residential	35,671	46,924
Commercial and multifamily	235,372	308,206
Total real estate construction and land development	271,043	355,130
Consumer	343,170	335,729
Total outstanding commitments	$1,158,428	$1,269,099

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the three and six months ended June 30, 2024. The information contained in this section should be read together with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Cautionary Note Regarding Forward-Looking Statements included herein and the December 31, 2023 audited Consolidated Financial Statements, and the accompanying Notes included in our 2023 Annual Form 10-K.

Overview
Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly-owned financial institution subsidiary, Heritage Bank. We provide financial services to our local communities with an ongoing strategic focus on our commercial banking relationships, market expansion and asset quality. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this Quarterly Report on Form 10-Q relates primarily to the Bank’s operations.
Our business consists primarily of commercial lending and deposit relationships with small- and medium-sized businesses and their owners in our market areas and attracting deposits from the general public. We also make real estate construction and land development loans, consumer loans and residential real estate loans on single family properties located primarily in our markets.
Our core profitability depends primarily on our net interest income. Net interest income is the difference between interest income, which is the income that we earn on interest earning assets, comprised primarily of loans and investment securities, and interest expense, which is the amount we pay on our interest bearing liabilities, consisting primarily of deposits and borrowings. Management manages the repricing characteristics of the Company's interest earning assets and interest bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve. Like most financial institutions, our net interest income is significantly affected by general and local economic conditions, particularly changes in market interest rates, including more recently significant changes as a result of inflation, and by governmental policies and actions of regulatory agencies. Net interest income is additionally affected by changes in the volume and mix of interest earning assets, interest earned on these assets, the volume and mix of interest bearing liabilities and interest paid on these liabilities.
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
Net income is also affected by noninterest income (loss) and noninterest expense. Noninterest income (loss) primarily consists of gains or losses on sale of investment securities, service charges and other fees, card revenue and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing and professional services. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses are the fixed and variable costs of buildings and equipment, and consist primarily of lease expenses, depreciation charges, maintenance and utilities. Data processing consists primarily of processing and network services related to the Bank’s core operating system, including the account processing system, electronic payments processing of products and services, internet and mobile banking channels and software-as-a-service providers. Professional services consist primarily of third-party service providers such as auditors, consultants and lawyers.
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

Results of Operations
Net Income Overview
Comparison of the quarter ended June 30, 2024 to the comparable quarter in the prior year
Net income decreased $2.7 million, or 16.0%, to $14.2 million, or $0.41 per diluted common share, for the three months ended June 30, 2024, compared to $16.8 million, or $0.48 per diluted common share, for the same period in 2023.
The decrease in net income was primarily due to a $11.2 million increase in interest expense from higher funding costs and a loss of $1.9 million on the sale of investment securities due to management's strategic repositioning of the Company's balance sheet during the three months ended June 30, 2024,
The decline in net income was partially offset by a $6.5 million increase in income due to increased yields earned on interest earning assets as a result of higher market interest rates and a $2.2 million decrease in noninterest expense due to management's expense management initiatives which included a reduction in full-time equivalent employees ("FTE") to 748 at June 30, 2024 compared to 813 at June 30, 2023 and technology-related contract renewals and terminations.

Comparison of the six months ended June 30, 2024 to the comparable period in the prior year.
Net income decreased $17.4 million, or 46.6%, to $19.9 million, or $0.57 per diluted common share, for the six months ended June 30, 2024 compared to $37.3 million, or $1.06 per diluted common share, for the same period in 2023.
The decrease in net income was due primarily to a $27.2 million increase in interest expense from higher funding costs and a loss of $11.9 million on the sale of investment securities incurred during the six months ended June 30, 2024 due to management's strategic repositioning of the Company's balance sheet. The Company sold investment securities with an amortized cost of $182.8 million and an estimated weighted average book yield of 2.44% and purchased $33.1 million of investment securities with an estimated weighted average book yield of 6.05% during the six months ended June 30, 2024. The remaining proceeds from investment sales were invested in loans and interest earning deposits.
The decline in net income was partially offset by a $14.2 million increase in interest income due to an increase in yields earned on interest earning assets as a result of higher market interest rates and a decrease in noninterest expense of $3.5 million due to management's expense management initiatives, which included a reduction in FTE and technology-related contract renewals and terminations.

Net Interest Income and Margin Overview
One of the Company's key sources of revenue is net interest income. Several factors affect net interest income, including, but not limited to: the volume, pricing, mix and maturity of interest earning assets and interest bearing liabilities; the volume of noninterest earning assets, noninterest bearing demand deposits, other noninterest bearing liabilities and stockholders' equity; market interest rate fluctuations; and asset quality.
Comparison of the quarter ended June 30, 2024 to the comparable quarter in the prior year
The following table provides relevant net interest income information for the periods indicated:

	Three Months Ended June 30,
	2024			2023			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2)(3)	$4,415,790	$60,608	5.52%	$4,145,556	$53,623	5.19%	$270,234	$6,985	0.33%
Taxable securities	1,685,795	14,156	3.38	1,989,297	14,774	2.98	(303,502)	(618)	0.40
Nontaxable securities (3)	18,812	165	3.53	71,803	520	2.90	(52,991)	(355)	0.63
Interest earning deposits	121,539	1,653	5.47	90,754	1,154	5.10	30,785	499	0.37
Total interest earning assets	6,241,936	76,582	4.93%	6,297,410	70,071	4.46%	(55,474)	6,511	0.47%
Noninterest earning assets	864,855			845,455			19,400
Total assets	$7,106,791			$7,142,865			$(36,074)
Interest Bearing Liabilities:
Certificates of deposit	$838,285	$9,128	4.38%	$421,451	$2,483	2.36%	$416,834	$6,645	2.02%
Savings accounts	453,099	190	0.17	551,201	157	0.11	(98,102)	33	0.06
Interest bearing demand and money market accounts	2,625,593	9,135	1.40	2,782,353	5,967	0.86	(156,760)	3,168	0.54
Total interest bearing deposits	3,916,977	18,453	1.89	3,755,005	8,607	0.92	161,972	9,846	0.97

	Three Months Ended June 30,
	2024			2023			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Junior subordinated debentures	21,874	539	9.91	21,577	499	9.28	297	40	0.63
Securities sold under agreement to repurchase	—	—	—	39,755	63	0.64	(39,755)	(63)	(0.64)
Borrowings	500,230	6,477	5.21	417,896	5,078	4.87	82,334	1,399	0.34
Total interest bearing liabilities	4,439,081	25,469	2.31%	4,234,233	14,247	1.35%	204,848	11,222	0.96%
Noninterest bearing demand deposits	1,638,262			1,900,640			(262,378)
Other noninterest bearing liabilities	186,010			183,250			2,760
Stockholders’ equity	843,438			824,742			18,696
Total liabilities and stock-holders’ equity	$7,106,791			$7,142,865			$(36,074)
Net interest income and spread		$51,113	2.62%		$55,824	3.11%		$(4,711)	(0.49)%
Net interest margin			3.29%			3.56%			(0.27)%
(1) Average balances are calculated using daily balances. Average yield/rate is annualized.
(2) Average loans receivable, net includes loans held for sale and loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable, net includes the amortization of net deferred loan fees of $971,000 and $726,000 for the three months ended June 30, 2024 and 2023, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.
The following table provides the changes in net interest income for the three months ended June 30, 2024 compared to the same period in 2023, due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and rates allocated proportionately to the absolute value of changes due to volume and changes due to rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$3,605	$3,380	$6,985
Taxable securities	(2,413)	1,795	(618)
Nontaxable securities	(447)	92	(355)
Interest earning deposits	414	85	499
Total interest income	$1,159	$5,352	$6,511
Interest Bearing Liabilities:
Certificates of deposit	$3,577	$3,068	$6,645
Savings accounts	(32)	65	33
Interest bearing demand and money market accounts	(353)	3,521	3,168
Total interest bearing deposits	3,192	6,654	9,846
Junior subordinated debentures	7	33	40
Securities sold under agreement to repurchase	(31)	(32)	(63)
Borrowings	1,050	349	1,399
Total interest expense	$4,218	$7,004	$11,222
Net interest income	$(3,059)	$(1,652)	$(4,711)
Net interest income decreased $4.7 million, or 8.4%, to $51.1 million for the three months ended June 30, 2024, compared to $55.8 million for the same period in 2023 due primarily to an $11.2 million increase in total interest expense, offset partially by a $6.5 million increase in total interest income.
Total interest income increased to $76.6 million for the three months ended June 30, 2024, compared to $70.1 million for the same period in 2023. The increase was primarily due to a $7.0 million increase in interest income on loans receivable, net, and a $499,000 increase in interest income on interest earning deposits, offset partially by a $973,000 decrease in interest income on investment securities during the three months ended June 30, 2024 as compared to same period in 2023. Interest income on loans receivable, net, and interest earning deposits increased due to increases in both the average yield earned on and the average outstanding balance of those assets. The yield earned on loans receivable, net, increased 33 basis points to 5.52% and the average balance of loans receivable, net, increased $270.2 million to $4.42 billion during the three months ended June 30, 2024, as compared to the same period in 2023. Similarly, the yield earned on interest earning deposits increased 37 basis points to 5.47% and the average balance of those deposits increased $30.8 million to $121.5 million during the three months ended June 30, 2024, as compared to the same period in 2023.
Interest income on investment securities decreased $973,000 due to a decrease in the average balance of investment securities, offset partially by an increase in the yield earned on these securities due primarily to rising interest rates and sales of lower yielding securities. The yield on taxable securities increased 40 basis points to 3.38% and average balances decreased $303.5 million to $1.69 billion during the three months ended June 30, 2024 compared to 2.98% and average balances of $1.99 billion during the same period in 2023.
Total interest expense increased to $25.5 million during the three months ended June 30, 2024 compared to $14.2 million for the same period in 2023. The increase was due primarily to a $9.8 million increase in interest expense on interest bearing deposits and a $1.4 million increase in interest expense on borrowings during the three months ended June 30, 2024, as compared to the same period in 2023. The increase in interest expense on interest bearing deposits was due primarily to a 97 basis point increase in the average rate to 1.89% for the three months ended June 30, 2024, as compared to 0.92% for the same period in 2023 due to competitive rate pressures, and to a lesser extent, a $416.8 million increase in the average balance of certificates of deposit which are generally at higher rates than other deposit products.
Net interest margin decreased 27 basis points to 3.29% for the three months ended June 30, 2024 compared to 3.56% for the same period in 2023.

Comparison of six months ended June 30, 2024 to the comparable period in the prior year
The following table provides relevant net interest income information for the periods indicated:

	Six Months Ended June 30,
	2024			2023			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2)(3)	$4,359,592	$118,470	5.46%	$4,092,769	$104,073	5.13%	$266,823	$14,397	0.33%
Taxable securities	1,748,252	28,990	3.33	1,998,268	29,431	2.97	(250,016)	(441)	0.36
Nontaxable securities (3)	20,057	346	3.47	77,317	1,106	2.88	(57,260)	(760)	0.59
Interest earning deposits	115,136	3,129	5.47	87,086	2,126	4.92	28,050	1,003	0.55
Total interest earning assets	6,243,037	150,935	4.86%	6,255,440	136,736	4.41%	(12,403)	14,199	0.45%
Noninterest earning assets	856,584			847,195			9,389
Total assets	$7,099,621			$7,102,635			$(3,014)
Interest Bearing Liabilities:
Certificates of Deposit	$786,050	$16,799	4.30%	$386,026	$3,707	1.94%	$400,024	$13,092	2.36%
Savings accounts	464,087	420	0.18	576,046	299	0.10	(111,959)	121	0.08
Interest bearing demand and money market accounts	2,642,796	17,622	1.34	2,805,645	9,129	0.66	(162,849)	8,493	0.68
Total interest bearing deposits	3,892,933	34,841	1.80	3,767,717	13,135	0.70	125,216	21,706	1.10
Junior subordinated debentures	21,837	1,086	10.00	21,539	981	9.18	298	105	0.82
Securities sold under agreement to repurchase	—	—	—	41,469	110	0.53	(41,469)	(110)	(0.53)
Borrowings	500,445	12,365	4.97	282,502	6,844	4.89%	217,943	5,521	0.08
Total interest bearing liabilities	4,415,215	48,292	2.20%	4,113,227	21,070	1.03%	301,988	27,222	1.17%
Noninterest bearing demand deposits	1,647,697			1,984,200			(336,503)
Other noninterest bearing liabilities	191,516			186,553			4,963
Stockholders’ equity	845,193			818,655			26,538
Total liabilities and stock-holders’ equity	$7,099,621			$7,102,635			$(3,014)

	Six Months Ended June 30,
	2024			2023			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Net interest income and spread		$102,643	2.66%		$115,666	3.38%		$(13,023)	(0.72)%
Net interest margin			3.31%			3.73%			(0.42)%
(1) Average balances are calculated using daily balances. Average yield/rate is annualized.
(2) Average loans receivable, net includes loans held for sale and loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable, net includes the amortization of net deferred loan fees of $1.8 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.
The following table provides the changes in net interest income for the six months ended June 30, 2024 compared to the same period in 2023, due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and rates allocated proportionately to the absolute value of changes due to volume and changes due to rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$7,012	$7,385	$14,397
Taxable securities	(3,913)	3,472	(441)
Nontaxable securities	(951)	191	(760)
Interest earning deposits	742	261	1,003
Total interest income	$2,890	$11,309	$14,199
Interest Bearing Liabilities:
Certificates of deposit	$5,998	$7,094	$13,092
Savings accounts	(67)	188	121
Interest bearing demand and money market accounts	(559)	9,052	8,493
Total interest bearing deposits	5,372	16,334	21,706
Junior subordinated debentures	14	91	105
Securities sold under agreement to repurchase	(55)	(55)	(110)
Borrowings	5,383	138	5,521
Total interest expense	$10,714	$16,508	$27,222
Net interest income	$(7,824)	$(5,199)	$(13,023)
Net interest income decreased $13.0 million, or 11.3%, to $102.6 million for the six months ended June 30, 2024, as compared to $115.7 million for the same period in 2023, due primarily to an increase in total interest expense offset partially by an increase in total interest income.
Total interest income increased $14.2 million, or 10.4%, to $150.9 million for the six months ended June 30, 2024, compared to $136.7 million for the same period in 2023. The increase was primarily due to a $14.4 million increase in interest income on loans receivable, net, and a $1.0 million increase in interest income on interest earning deposits, offset partially by a $1.2 million decrease in interest income on investment securities during the six months ended June 30, 2024 as compared to same period in 2023. Interest income on loans receivable, net, and interest earning deposits increased due to increases in both the average yield earned on and the average outstanding balance of those assets. The yield earned on loans receivable, net increased 33 basis points to 5.46% and the average balance of loans receivable, net, increased $266.8 million to $4.36 billion during the six months ended June 30, 2024, as compared to the same period in 2023. Similarly, the yield earned on interest earning deposits increased 55 basis points to 5.47% and the average balance of those deposits increased $28.1 million to $115.1 million during six months ended June 30, 2024, as compared to the same period in 2023.
Interest income on investment securities decreased $1.2 million due to a decrease in the average balance of investment securities, offset partially by an increase in the yield earned on these securities due primarily to rising interest rates and sales of lower yielding securities. The yield on taxable securities increased 36 basis points to 3.33% and average balances decreased $250.0 million to $1.75 billion during the six months ended June 30, 2024 compared to 2.97% and average balances of $2.00 billion during the same period in 2023.
Total interest expense increased $27.2 million, or 129.2%, to $48.3 million during the six months ended June 30, 2024, compared to $21.1 million for the same period in 2023. The increase was due primarily to a $21.7 million increase in interest expense on interest bearing deposits and a $5.5 million increase in interest expense on borrowings during the six months ended

June 30, 2024, as compared to the same period in 2023. The increase in interest expense on deposits was due primarily to a 110 basis point increase in the average rate of interest bearing deposits to 1.80% for the six months ended June 30, 2024, as compared to 0.70% for the same period in 2023, due to competitive rate pressures, and to a lesser extent, a $400.0 million increase in the average balance of certificates of deposit which are generally at higher rates than other deposit products. The increase of interest expense on borrowings was due primarily to a $217.9 million increase in average balances.
Net interest margin decreased 42 basis points to 3.31% for the six months ended June 30, 2024, compared to 3.73% for the same period in 2023.

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
Comparison of the quarter ended June 30, 2024 to the comparable quarter in the prior year
The following table presents the provision for (reversal of) credit losses for the periods indicated:

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Provision for credit losses on loans	$1,470	$1,988	$(518)	(26.1)%
Reversal of provision for credit losses on unfunded commitments	(202)	(79)	(123)	155.7
Provision for credit losses	$1,268	$1,909	$(641)	(33.6)%
The provision for credit losses on loans reflects the amount required to maintain the ACL on loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves. The provision for credit losses on loans was $1.5 million during the three months ended June 30, 2024 and was primarily driven by loan growth during the quarter. Future assessments of the expected credit losses will be impacted not only by changes in the composition of and amount of loans and to the reasonable and supportable forecast, but also by an updated assessment of qualitative factors, as well as consideration of any changes in the reasonable and supportable forecast reversion period. The reversal of provision for credit losses on unfunded commitments recognized during the three months ended June 30, 2024 was due primarily to a decrease in the unfunded exposure on loans and an increase in loan utilization rates.
The provision for credit losses on loans recognized during the three months ended June 30, 2023 was due primarily to an increase in loans receivable as well as a change in mix of loans. The reversal of provision for credit losses on unfunded commitments recognized during the three months ended June 30, 2023 was due primarily to higher loan utilization rates.

Comparison of the six months ended June 30, 2024 to the comparable period in the prior year
The following table presents the provision for (reversal of) credit losses for the periods indicated:

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Provision for credit losses on loans	$3,174	$3,701	$(527)	(14.2)%
(Reversal of) provision for credit losses on unfunded commitments	(514)	33	(547)	(1657.6)
Provision for credit losses	$2,660	$3,734	$(1,074)	(28.8)%
The $3.2 million provision for credit losses on loans during the six months ended June 30, 2024 was due primarily to an increase in loans receivable as well as a change in mix of loans. The $514,000 reversal of provision for credit losses on unfunded commitments during the six months ended June 30, 2024 was due primarily to a $65.7 million decrease in the unfunded exposure on construction loans which reduced the unfunded exposure and secondarily due to an increase in loan utilization rates.
The provision for credit losses recognized during the six months ended June 30, 2023 was due primarily to an increase in loans receivable as well as a change in mix of loans. The provision for credit losses on unfunded commitments recognized during the six months ended June 30, 2023 was due primarily to an increase in unfunded loan commitments offset partially by higher loan utilization rates.

Noninterest Income Overview
Comparison of the three months ended June 30, 2024 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Service charges and other fees	$2,817	$2,682	$135	5.0%
Card revenue	1,930	2,123	(193)	(9.1)
Loss on sale of investment securities, net	(1,921)	—	(1,921)	100.0
Gain on sale of loans, net	—	101	(101)	(100.0)
Interest rate swap fees	52	115	(63)	(54.8)
Bank owned life insurance income	931	837	94	11.2
Gain on sale of other assets, net	49	—	49	100.0
Other income	1,388	1,423	(35)	(2.5)
Total noninterest income	$5,246	$7,281	$(2,035)	(27.9)%
Noninterest income decreased $2.0 million from the same period in 2023, due primarily to a $1.9 million pre-tax loss on the sale of investment securities during the three months ended June 30, 2024, as part of the Company's strategic balance sheet repositioning. Card revenue declined modestly due to a reduction in card activity as non-maturity deposit balances have declined.

Comparison of six months ended June 30, 2024 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Service charges and other fees	$5,605	$5,306	$299	5.6%
Card revenue	3,769	4,123	(354)	(8.6)
Loss on sale of investment securities, net	(11,894)	(286)	(11,608)	4,058.7
Gain on sale of loans, net	26	150	(124)	(82.7)
Interest rate swap fees	52	168	(116)	(69.0)
Bank owned life insurance income	1,851	1,546	305	19.7
Gain on sale of other assets, net	49	2	47	2,350.0
Other income	2,888	4,530	(1,642)	(36.2)
Total noninterest income	$2,346	$15,539	$(13,193)	(84.9)%
Noninterest income decreased $13.2 million, or 84.9%, during the six months ended June 30, 2024 compared to the same period in 2023, due primarily to a loss on sale of investment securities of $11.9 million recognized during the six months ended June 30, 2024 as a result of the sale of $170.9 million of investment securities available for sale. Other income decreased due primarily to a one-time $1.6 million gain on sale of Visa Inc. Class B common stock recognized during the six months ended June 30, 2023. Card revenue declined modestly due to a reduction in card activity as non-maturity deposit balances have declined.

Noninterest Expense Overview
Comparison of three months ended June 30, 2024 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Compensation and employee benefits	$24,448	$24,781	$(333)	(1.3)%
Occupancy and equipment	4,765	4,666	99	2.1

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Data processing	3,785	4,500	(715)	(15.9)
Marketing	244	441	(197)	(44.7)
Professional services	795	751	44	5.9
State/municipal business and use taxes	1,160	1,054	106	10.1
Federal deposit insurance premium	812	797	15	1.9
Amortization of intangible assets	421	623	(202)	(32.4)
Other expense	2,666	3,712	(1,046)	(28.2)
Total noninterest expense	$39,096	$41,325	$(2,229)	(5.4)%
Noninterest expense decreased $2.2 million, or 5.4%, during the three months ended June 30, 2024 compared to the same period in 2023, primarily due to a decrease in data processing and other expense. Data processing decreased primarily due to a decline in ongoing costs resulting from prior technology-related contract renewals and terminations. Other expense decreased due to a decline in customer account loss expense and a reduction in employee related expenses which included additional expenses in the second quarter of 2024 related to newly added teams. Compensation and employee benefits decreased due to a reduction in full-time equivalent employees to 748 at June 30, 2024 from 813 at June 30, 2023, as a result of management's expense management initiatives.

Comparison of the six months ended June 30, 2024 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Compensation and employee benefits	$49,924	$50,317	$(393)	(0.8)%
Occupancy and equipment	9,697	9,558	139	1.5
Data processing	7,322	8,842	(1,520)	(17.2)
Marketing	455	843	(388)	(46.0)
Professional services	1,362	1,379	(17)	(1.2)
State/municipal business and use taxes	2,460	2,062	398	19.3
Federal deposit insurance premium	1,607	1,647	(40)	(2.4)
Amortization of intangible assets	842	1,246	(404)	(32.4)
Other expense	5,797	7,036	(1,239)	(17.6)
Total noninterest expense	$79,466	$82,930	$(3,464)	(4.2)%
Noninterest expense decreased $3.5 million, or 4.2%, during the six months ended June 30, 2024 compared to the same period in 2023 due primarily to an decrease in data processing and other expense. Data processing decreased primarily due to a decline in ongoing costs resulting from technology-related contract renewals and terminations. Other expense decreased due to a decline in customer deposit loss expense and employee related expenses, which included additional expenses related to calling efforts for the newly added teams, as well as a general increase in operating costs incurred during the six months ended June 30, 2023. Amortization of intangible assets decreased due to the full amortization of the core deposit intangible from one acquisition. Compensation and employee benefits decreased due to a decline in the average number of full-time equivalent employees as a result of management's expense management initiatives during the six months ended June 30, 2024. This was offset partially by an increase in state/municipal business and use tax due primarily to an increase in gross revenue.

Income Tax Expense Overview
Comparison of the three months ended June 30, 2024 to the comparable period in the prior year
The following table presents the income tax expense, related metrics and their changes for the periods indicated:

	Three Months Ended June 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Income before income taxes	$15,995	$19,871	$(3,876)	(19.5)%
Income tax expense	$1,836	$3,025	$(1,189)	(39.3)%
Effective income tax rate	11.5%	15.2%	(3.7)%	(24.3)%
Income tax expense and the effective income tax rate both decreased due primarily to lower estimated pre-tax income, which increased the impact of favorable permanent tax items such as tax-exempt investments, investments in bank owned life insurance and LIHTC investments during the three months ended June 30, 2024 compared to the same period in 2023.

Comparison of the six months ended June 30, 2024 to the comparable period in the prior year.
The following table presents the income tax expense and related metrics and the change for the periods indicated:

	Six Months Ended June 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Income before income taxes	$22,863	$44,541	$(21,678)	(48.7)%
Income tax expense	$2,956	$7,238	$(4,282)	(59.2)%
Effective income tax rate	12.9%	16.3%	(3.4)%	(20.9)%
Income tax expense and the effective income tax rate both decreased due primarily to lower estimated pre-tax income during the six months ended June 30, 2024 compared to the same period in 2023 which increased the impact of favorable permanent tax items such as tax-exempt investments, investments in bank owned life insurance and LIHTC investments.

Financial Condition Overview
The table below provides a comparison of the changes in the Company's financial condition at the periods indicated:

	June 30, 2024	December 31, 2023	Change
			$	%
	(Dollars in thousands)
Assets
Cash and cash equivalents	$113,757	$224,973	$(111,216)	(49.4)%
Investment securities available for sale, at fair value, net	931,248	1,134,353	(203,105)	(17.9)
Investment securities held to maturity, at amortized cost, net	727,342	739,442	(12,100)	(1.6)
Loans receivable, net	4,481,396	4,287,628	193,768	4.5
Premises and equipment, net	73,218	74,899	(1,681)	(2.2)
Federal Home Loan Bank stock, at cost	22,303	4,186	18,117	432.8
Bank owned life insurance	126,420	125,655	765	0.6
Accrued interest receivable	19,855	19,518	337	1.7
Prepaid expenses and other assets	319,428	318,571	857	0.3
Other intangible assets, net	3,951	4,793	(842)	(17.6)
Goodwill	240,939	240,939	—	—
Total assets	$7,059,857	$7,174,957	$(115,100)	(1.6)%

Liabilities and Stockholders' Equity
Total deposits	$5,515,652	$5,599,872	$(84,220)	(1.5)%
Borrowings	500,000	500,000	—	—

	June 30, 2024	December 31, 2023	Change
			$	%
Junior subordinated debentures	21,912	21,765	147	0.7
Accrued expenses and other liabilities	171,786	200,059	(28,273)	(14.1)
Total liabilities	6,209,350	6,321,696	(112,346)	(1.8)
Common stock	541,294	549,748	(8,454)	(1.5)
Retained earnings	379,714	375,989	3,725	1.0
Accumulated other comprehensive loss, net	(70,501)	(72,476)	1,975	2.7
Total stockholders' equity	850,507	853,261	(2,754)	(0.3)
Total liabilities and stockholders' equity	$7,059,857	$7,174,957	$(115,100)	(1.6)%
Total assets decreased due primarily to sales of investment securities available for sale as part of the strategic balance sheet repositioning discussed above, and a decline in cash and cash equivalents. The decrease was offset partially by an increase in loans receivable, net due to loan growth. Total liabilities and stockholders' equity decreased due primarily to a decrease in deposits.

Investment Activities Overview
Our investment policy is established by the Company's Board of Directors and monitored by the Risk Committee of the Board of Directors. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. The policy permits investment in various types of liquid assets permissible under applicable regulations. Investments in non-investment grade bonds and stripped mortgage-backed securities are not permitted under the policy.
The following table provides information regarding our investment securities at the dates indicated:

	June 30, 2024		December 31, 2023		Change
	Balance	% of Total	Balance	% of Total	$	%
	(Dollars in thousands)
Investment securities available for sale, at fair value:
U.S. government and agency securities	$12,474	0.8%	$13,750	0.7%	$(1,276)	(9.3)%
Municipal securities	69,720	4.2	79,525	4.2	(9,805)	(12.3)
Residential CMO and MBS(1)	446,468	26.9	512,049	27.3	(65,581)	(12.8)
Commercial CMO and MBS(1)	378,768	22.8	504,258	27.0	(125,490)	(24.9)
Corporate obligations	11,384	0.7	7,613	0.4	3,771	49.5
Other asset-backed securities	12,434	0.7	17,158	0.9	(4,724)	(27.5)
Total	$931,248	56.1%	$1,134,353	60.5%	$(203,105)	(17.9)%

Investment securities held to maturity, at amortized cost:
U.S. government and agency securities	$151,146	9.1%	$151,075	8.1%	$71	—%
Residential CMO and MBS(1)	256,742	15.5	267,204	14.3	(10,462)	(3.9)
Commercial CMO and MBS(1)	319,454	19.3	321,163	17.1	(1,709)	(0.5)
Total	$727,342	43.9%	$739,442	39.5%	$(12,100)	(1.6)%

Total investment securities	$1,658,590	100.0%	$1,873,795	100.0%	$(215,205)	(11.5)%
(1) U.S. government agency and government-sponsored enterprise CMO and MBS obligations.
Total investment securities decreased $215.2 million, or 11.5%, to $1.66 billion at June 30, 2024 from $1.87 billion at December 31, 2023, due primarily to the sale of investment securities with an amortized cost of $182.8 million at a loss of $11.9 million during the six months ended June 30, 2024, and offset partially by investment purchases of $33.1 million as part of the strategic balance sheet repositioning discussed above. Additionally, there were investment maturities and repayments of $68.2 million during the six months ended June 30, 2024.

Loan Portfolio Overview
Changes by loan type
The Company originates a wide variety of loans with a focus on commercial business loans. In addition to originating loans, the Company may also acquire loans through pool purchases, participation purchases and syndicated loan purchases. The following table provides information about our loan portfolio by type of loan at the dates indicated:

	June 30, 2024		December 31, 2023		Change
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	$	%
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$779,495	17.2%	$718,291	16.6%	$61,204	8.5%
Owner-occupied CRE	953,518	21.0	958,620	22.1	(5,102)	(0.5)
Non-owner occupied CRE	1,759,605	38.8	1,697,574	39.1	62,031	3.7
Total commercial business	3,492,618	77.0	3,374,485	77.8	118,133	3.5
Residential real estate	413,358	9.1	375,342	8.7	38,016	10.1
Real estate construction and land development:
Residential	80,451	1.8	78,610	1.8	1,841	2.3
Commercial and multifamily	378,695	8.4	335,819	7.7	42,876	12.8
Total real estate construction and land development	459,146	10.2	414,429	9.5	44,717	10.8
Consumer	167,493	3.7	171,371	4.0	(3,878)	(2.3)
Total	$4,532,615	100.0%	$4,335,627	100.0%	$196,988	4.5%
Loans receivable increased $197.0 million, or 4.5%, to $4.53 billion at June 30, 2024 from $4.34 billion at December 31, 2023. New loans funded in the six months ended June 30, 2024 totaled $268.4 million and loan prepayments were $87.6 million.
Non-owner occupied CRE loans increased $62.0 million, or 3.7%, due primarily to new loan production of $53.9 million during the six months ended June 30, 2024 and advances on outstanding commitments. Commercial and industrial loans increased $61.2 million, or 8.5%, due primarily to new loan production of $100.2 million during the six months ended June 30, 2024 and advances on outstanding commitments. Commercial and multifamily construction loans increased $42.9 million, or 12.8%, due primarily to advances on outstanding commitments. Residential real estate loans increased $38.0 million, or 10.1%, due primarily to loan purchases during the six months ended June 30, 2024.
The following table provides information about owner occupied CRE and non-owner occupied CRE loans by collateral type at the dates indicated:

	June 30, 2024		December 31, 2023		Change
	Amortized Cost	% of CRE Loans	Amortized Cost	% of CRE Loans	$	%
	(Dollars in thousands)
Owner occupied and non-owner occupied CRE loans by collateral type:
Office	$552,238	20.4%	$555,822	20.9%	$(3,584)	(0.6)%
Industrial	432,748	16.0	418,651	15.8	14,097	3.4
Retail store / shopping center	293,405	10.8	285,926	10.8	7,479	2.6
Multi-family	343,110	12.6	305,499	11.5	37,611	12.3
Mixed use property	156,891	5.8	154,674	5.8	2,217	1.4
Motel / hotel	145,465	5.4	142,172	5.4	3,293	2.3
Single purpose	117,201	4.3	123,344	4.6	(6,143)	(5.0)
Warehouse	139,200	5.1	149,176	5.6	(9,976)	(6.7)
Mini-storage	173,612	6.4	171,778	6.5	1,834	1.1
Recreational / school	69,865	2.6	67,791	2.6	2,074	3.1
Other	289,388	10.6	281,361	10.5	8,027	2.9
Total	$2,713,123	100.0%	$2,656,194	100.0%	$56,929	2.1%
Office loans represented the largest segment of owner-occupied and non-owner occupied CRE loans, totaling $552.2 million, or 20.4% of total CRE loans, at June 30, 2024. Of this total, $279.0 million, or 50.5%, were owner-occupied CRE loans. Owner-occupied CRE loans have a lower risk profile than non-owner occupied CRE loans as there is less tenant rollover risk and they generally have guarantees from the company occupying the space as well as the owners of the company. The average loan balance of CRE loans was $1.3 million at June 30, 2024.
Loans classified as nonaccrual and performing modified loans and nonperforming assets
The following table provides information about our nonaccrual loans, performing modified loans and nonperforming assets for the dates indicated:

	June 30, 2024	December 31, 2023	Change
			$	%
	(Dollars in thousands)
Nonaccrual loans: (1)
Commercial business	$3,826	$4,468	$(642)	(14.4)%
Total nonaccrual loans	3,826	4,468	(642)	(14.4)
Accruing loans past due 90 days or more	$4,296	$1,293	$3,003	232.3%
Total nonperforming loans	8,122	5,761	2,361	41.0
Other real estate owned	—	—	—	—
Total nonperforming assets	$8,122	$5,761	$2,361	41.0%

Credit quality ratios:
Nonaccrual loans to loans receivable	0.08%	0.10%	(0.02)%	(20.0)%
Nonperforming loans to loans receivable	0.18	0.13	0.05	38.5
Nonperforming assets to total assets	0.12	0.08	0.04	50.0
(1) At June 30, 2024 and December 31, 2023, $3.1 million and $3.2 million, respectively, of nonaccrual loans, were guaranteed by government agencies.
The following table provides the changes in nonaccrual loans during the six months ended June 30, 2024:

(Dollars in thousands)
Balance, beginning of period	$4,468
Additions	1,142
Net principal payments, sales and transfers to accruing status	(752)
Payoffs	(769)
Charge-offs	(263)
Balance, end of period	$3,826

Allowance for Credit Losses on Loans Overview
The following table provides information regarding our ACL on loans for the periods indicated:

	At or For the Six Months Ended June 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
ACL on loans at the end of period	$51,219	$46,408	$4,811	10.4%

Credit quality ratios:
ACL on loans to loans receivable	1.13%	1.09%	0.04	3.7
ACL on loans to nonaccrual loans	1,338.71	1,002.33	336.38	33.6

Net recoveries (charge-offs)	$46	$(279)	$325	(116.5)
Average balance of loans receivable, net during the period(1)	4,359,592	4,092,769	266,823	6.5
Net charge-offs on loans to average loans receivable, net(2)	—%	0.01%	(0.01)%	100.0%
(1) Average balance of loans receivable, net includes loans held for sale.
(2) Annualized.

The ACL on loans increased $3.2 million, or 6.7%, to $51.2 million at June 30, 2024, compared to $48.0 million at December 31, 2023, due primarily to an increase in loans receivable, net. The following table presents the ACL on loans by loan portfolio segment at the dates indicated:

	June 30, 2024			December 31, 2023
	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans
	(Dollars in thousands)
Commercial business	$34,467	0.99%	77.0%	$31,303	0.93%	77.8%
Residential real estate	3,735	0.90	9.1	3,473	0.93	8.7
Real estate construction and land development	10,818	2.36	10.2	10,876	2.62	9.5
Consumer	2,199	1.31	3.7	2,347	1.37	4.0
Total ACL on loans	$51,219	1.13%	100.0%	$47,999	1.11%	100.0%

Deposits Overview
The following table summarizes the Company's deposits at the dates indicated:

	June 30, 2024		December 31, 2023		Change
	Balance	% of Total Deposits	Balance	% of Total Deposits	$	%
	(Dollars in thousands)
Noninterest demand deposits	$1,599,367	29.0%	$1,715,847	30.7%	$(116,480)	(6.8)%
Interest bearing demand deposits	1,487,670	27.0	1,608,745	28.7	(121,075)	(7.5)
Money market accounts	1,098,821	19.9	1,094,351	19.5	4,470	0.4
Savings accounts	446,583	8.1	487,956	8.7	(41,373)	(8.5)
Total non-maturity deposits	4,632,441	84.0	4,906,899	87.6	(274,458)	(5.6)
Certificates of deposit	883,211	16.0	692,973	12.4	190,238	27.5
Total deposits	$5,515,652	100.0%	$5,599,872	100.0%	$(84,220)	(1.5)%
Total deposits decreased $84.2 million, or 1.5%, to $5.52 billion at June 30, 2024, compared to $5.60 billion at December 31, 2023. Certificates of deposit increased $190.2 million, or 27.5%, to $883.2 million at June 30, 2024 from $693.0 million at December 31, 2023, primarily due to transfers from non-maturity deposit accounts as customers moved balances to higher yielding accounts.

Borrowings Overview
The FHLB functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At June 30, 2024, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $1.34 billion. The Bank had $400.0 million FHLB advances outstanding at June 30, 2024, and no FHLB advances outstanding at December 31, 2023. Advances from the FHLB may be collateralized by FHLB stock owned by the Bank, deposits at the FHLB, certain commercial and residential real estate loans, investment securities or other assets. All FHLB advances at June 30, 2024 are short-term and mature in less than one year.
The Bank maintains a credit facility with the FRB through the Discount Window with available borrowing capacity of $278.6 million at June 30, 2024. The Bank had $100.0 million in BTFP borrowings outstanding at June 30, 2024, and $500.0 million at December 31, 2023. The entire amount of BTFP borrowings of $100.0 million mature in January 2025.
In addition to funds obtained in the ordinary course of business, the Company assumed trust preferred securities and junior subordinated debentures as part of a prior acquisition. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital. The junior subordinated debentures outstanding were $21.9 million as of June 30, 2024, and $21.8 million as of December 31, 2023, net of unaccreted discount.
The Bank maintains available unsecured federal funds lines with four correspondent banks totaling $145.0 million, with no outstanding borrowings at June 30, 2024.

Stockholders' Equity Overview
The Company’s stockholders' equity to assets ratio was 12.0% at June 30, 2024, compared to 11.9% at December 31, 2023. Total stockholders' equity decreased $2.8 million, or 0.3%, to $850.5 million at June 30, 2024, compared to $853.3 million at December 31, 2023, due primarily to $16.2 million in dividends paid to common shareholders and $10.5 million in common stock repurchases, offset partially by $19.9 million of net income recognized for the six months ended June 30, 2024.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On July 24, 2024, the Company’s Board of Directors declared a regular quarterly dividend of $0.23 per common share payable on August 21, 2024 to shareholders of record on August 7, 2024.
On April 24, 2024, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares or 1,734,492 shares, in total, under the new stock repurchase plan. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on business and market conditions, regulatory requirements, availability of funds and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice. The new stock repurchase program superseded the previous stock repurchase program authorized in March 2020, which allowed for the buyback of 1,799,054 shares and was completed during the six months ended June 30, 2024.

Regulatory Requirements Overview
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the unaudited Condensed Consolidated Financial Statements and the Company's results of operations. Additionally, the Company and the Bank are required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. Management believes that, as of June 30, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of June 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories.
The following table summarizes the Company's consolidated and the Bank's capital actual ratios compared to the regulatory "adequately capitalized" capital ratio and the regulatory minimum capital ratio needed to qualify as a "well capitalized" institution, as calculated under regulatory guideline at the dates presented:

	Actual		Adequately Capitalized		Well-Capitalized (1)
	(Dollars in thousands)
June 30, 2024
Total capital ratio
Company	$750,281	13.9%	$432,072	8.0%	$540,090	10.0%
Bank	742,703	13.8	431,705	8.0	539,631	10.0
Tier 1 capital ratio
Company	699,900	13.0	324,054	6.0	432,072	8.0
Bank	692,322	12.8	323,779	6.0	431,705	8.0
Common equity Tier 1 capital ratio
Company	677,988	12.6	243,040	4.5	351,058	6.5
Bank	692,322	12.8	242,834	4.5	350,760	6.5
Leverage ratio
Company	699,900	10.1	278,461	4.0	348,076	5.0
Bank	692,322	10.0	278,290	4.0	347,863	5.0

	Actual		Adequately Capitalized		Well-Capitalized (1)
	(Dollars in thousands)
December 31, 2023
Total capital ratio
Company	$750,945	14.1%	$425,084	8.0%	$531,355	10.0%
Bank	732,379	13.8	424,808	8.0	531,009	10.0
Tier 1 capital ratio
Company	704,839	13.3	318,813	6.0	425,084	8.0
Bank	686,273	12.9	318,606	6.0	424,808	8.0
Common equity Tier 1 capital ratio
Company	683,074	12.9	239,110	4.5	345,381	6.5
Bank	686,273	12.9	238,954	4.5	345,156	6.5
Leverage ratio
Company	704,839	10.0	281,673	4.0	352,092	5.0
Bank	686,273	9.8	281,539	4.0	351,923	5.0
(1) The ratios to meet the requirements to be deemed “well-capitalized” are only applicable to the Bank. However, the Company manages its capital position as if the requirements apply to the consolidated Company and has presented the ratios as if they also applied on a consolidated basis.
As of both June 30, 2024 and December 31, 2023, the capital measures reflect the revised CECL capital transition provisions adopted by the Federal Reserve and the FDIC that provided banking organizations that implemented CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay.

Liquidity and Capital Resources
We maintain sufficient cash and cash equivalents and investment securities to meet short-term liquidity needs and actively monitor our long-term liquidity position to ensure the availability of capital resources for contractual obligations, strategic loan growth objectives and to fund operations. Our funding strategy has been to acquire non-maturity deposits from our retail accounts, and noninterest bearing demand deposits from our commercial customers and to use our borrowing availability to fund growth in assets. Our liquidity policy permits the purchase of brokered deposits in an amount not to exceed 15% of the Company's total deposits as a secondary source for funding. The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $2.07 billion, or 37.6% of total deposits, at June 30, 2024 and $2.10 billion or 37.5% of total deposits, at December 31, 2023. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. At June 30, 2024, we had $145.0 million in brokered deposits, or 2.63% of total deposits, compared to $115.0 million, or 2.05% of total deposits, at December 31, 2023. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition so we adhere to internal management targets assigned to the loan to deposit ratio, liquidity ratio, net short-term non-core funding ratio and non-core liabilities to total assets ratio to ensure an appropriate liquidity position. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.
The following table summarizes the Company's available liquidity as of the dates indicated:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
On-balance sheet liquidity
Cash and cash equivalents	113,757	224,973
Unencumbered investment securities available for sale (1)	926,822	756,258
Total on-balance sheet liquidity	$1,040,579	$981,231
Off-balance sheet liquidity
FRB borrowing availability	$278,632	$319,492
FHLB borrowing availability (2)	943,492	1,417,518

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Fed funds line borrowing availability with correspondent banks	145,000	145,000
Total off-balance sheet liquidity	$1,367,124	$1,882,010
Total available liquidity	$2,407,703	$2,863,241
(1) Investment securities available for sale at fair value.
(2) Includes FHLB borrowing availability of $1.34 billion at June 30, 2024 based on pledged assets, however, maximum credit capacity is 45% of the Bank's total assets one quarter in arrears or $3.19 billion.
Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our capital resources since the information disclosed in our 2023 Annual Form 10-K. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

Critical Accounting Estimates
Our critical accounting estimates are described in detail in the "Critical Accounting Estimates" section within Item 7 of our 2023 Annual Form 10-K. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting estimates include estimates of the ACL on loans, the ACL on unfunded commitments and goodwill. There have been no material changes in these estimates during the six months ended June 30, 2024.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through our exposure to market interest rates, equity prices and credit spreads. Our primary market risk is interest rate risk, which is the risk of loss of net interest income or net interest margin resulting from changes in market interest rates. Interest rate risk results primarily from the traditional banking activities in which the Company engages, such as collecting deposits and extending loans. Many factors, including economic and financial conditions, movements in interest rates and consumer preferences, affect the difference between the interest earned on our assets and the interest paid on our liabilities.
Our Asset/Liability Management Committee is responsible for developing, monitoring and reviewing asset/liability processes, interest rate risk exposures, strategies and tactics and reporting to the Board of Directors' Risk and Technology Committee. It is the responsibility of the Board of Directors to establish policies and interest rate limits, and to review and approve these policies and interest rate limits annually. It is the responsibility of management to execute the approved policies, develop and implement risk management strategies and to report to the Board of Directors on a regular basis. We maintain an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk. The policy guidelines direct management to assess the impact of changes in interest rates upon both earnings and capital. These guidelines establish limits for interest rate risk sensitivity.
Net interest income simulation
We use an income simulation model as the primary tool to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Modeling the sensitivity of net interest income is highly dependent on numerous assumptions incorporated into the modeling process. Key assumptions in the model include prepayment speeds on loans and investment securities, repricing betas on non-maturity deposits, and repricing on investment securities, loans, and borrowings. In order to measure the interest rate risk sensitivity as of June 30, 2024, this simulation model uses a “static balance sheet” assumption, meaning the size and mix of the balance sheet remains the same as maturing cash flows from assets and liabilities are reinvested into the same categories at the current level of interest rates. The simulation also assumes an instantaneous and sustained uniform change in market interest rates at all maturities.
The following table summarizes the estimated effect on net interest income over a 12 month period measured against a flat rate (no interest rate change) scenario for the periods indicated:

	June 30, 2024		December 31, 2023
	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
Change in Interest Rates (Basis Points)	(Dollars in thousands)
+300(shock)	$(11,087)	(5.1)%	$(6,343)	(2.8)%
+200(shock)	(2,210)	(1.0)	1,438	0.6
+100(shock)	(246)	(0.1)	1,644	0.7
+0(flat)	—	—	—	—

	June 30, 2024		December 31, 2023
	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
Change in Interest Rates (Basis Points)	(Dollars in thousands)
-100(shock)	2,730	1.3	1,861	0.8
-200(shock)	3,935	1.8	1,549	0.7
-300(shock)	2,600	1.2	(1,233)	(0.6)
The Company’s balance sheet sensitivity to changes in market rates shows a slight liability sensitive position, meaning results are slightly better in down rate scenarios. The subtle change in balance sheet sensitivity from December 31, 2023, is due primarily to slightly higher deposit rates that would be expected to decrease if market rates decline.
The simulation results noted above do not incorporate any management actions that might moderate the negative consequences of interest rate deviations. In addition, the simulation results noted above contain various assumptions such as a static balance sheet, and that deposit interest rates change as market interest rates change. Therefore, they do not reflect likely actual results, but serve as estimates of interest rate risk.
As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the preceding table. For example, although certain of the Company’s assets and liabilities may have similar maturities or repricing time frames, they may react in different degrees to changes in market interest rates. Further, the interest rates on certain of the Company’s asset and liability categories may precede, or lag behind, changes in market interest rates. Also, the actual rates of prepayments on loans and investments could vary significantly from the assumptions utilized in deriving the results as presented in the preceding tables. A change in U.S. Treasury rates accompanied by a change in the shape of the treasury yield curve could also result in different estimations from those presented herein. Accordingly, the results in the preceding table should not be relied upon as indicative of actual results in the event of changing market interest rates.

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Exchange Act was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and the Company’s management as of the end of the period covered by this quarterly report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2024 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
Neither the Company nor any of its subsidiaries is a party, and no property of these entities is subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the Bank’s business. The Company does not know of any proceeding contemplated by a governmental authority against the Company or any of its subsidiaries.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in Item 1A of the Company’s 2023 Annual Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.

(c) Repurchase Plans
The following table provides information about repurchases of common stock by the Company during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased at period end under the program
April 1, 2024—April 30, 2024	—	$—	—	1,738,402
May 1, 2024— May 31, 2024	235,958	18.38	235,958	1,502,444
June 1, 2024—June 30, 2024	4,195	16.68	—	1,502,444
Total	240,153	$18.35
(1)Of the common shares repurchased by the Company between April 1, 2024 and June 30, 2024, a total of 4,195 shares represented the cancellation of stock to pay withholding taxes on vested restricted stock units and were not repurchased pursuant to the publicly announced stock repurchase program.
On April 24, 2024, the Company's Board of Directors approved the repurchase of up to 5% of the Company's outstanding common shares or approximately 1,734,492 shares. The new stock repurchase program supersedes the previous stock repurchase program, approved on March 12, 2020, which allowed for the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares, and which was completed during the three months ended June 30, 2024.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.    OTHER INFORMATION
(a) None
(b) None
(c) During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6.     EXHIBITS

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
3.1	Amended and Restated Articles of Incorporation of Heritage Financial Corporation	8-K	3.1(B)	05/18/2010

3.2	Amendment to Amended and Restated Articles of Incorporation of Heritage Financial Corporation	S-14A	_	03/18/2011

3.3	Amended and restated Bylaws of Heritage Financial Corporation	8-K	3.3	06/30/2020

10.32*	Transitional Employment Agreement between Heritage Financial Corporation and Jeffrey J. Deuel dated July 1, 2024	8-K	10.1	07/01/2024

10.33*	Employment Agreement between Heritage Financial Corporation and Bryan D. McDonald dated July 1, 2024	8-K	10.2	07/01/2024

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
* Indicates management contract or compensatory plan or arrangement.
(1) Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION
Date:
August 9, 2024	/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
Chief Executive Officer
(Principal Executive Officer)
Date:
August 9, 2024	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)