Form 10-Q
period 2024-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2024-11-06
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024 or

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
As of October 29, 2024, there were 34,153,539 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2024

GLOSSARY OF ACRONYMS, ABBREVIATIONS, AND TERMS
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q. As used throughout this report, the terms "Heritage," “we,” “our,” “us” or the "Company" refer to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

2023 Annual Form 10-K	Company's Annual Report on Form 10-K for the year ended December 31, 2023
ACL	Allowance for Credit Losses
AOCI	Accumulated Other Comprehensive Income (loss), net
ASU	Accounting Standards Update
Bank	Heritage Bank
BOLI	Bank Owned Life Insurance
BTFP	Bank Term Funding Program
CECL	Current Expected Credit Loss
CMO	Collateralized Mortgage Obligations
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Des Moines
FRB	Federal Reserve Bank of San Francisco
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offering Rate
LIHTC	Low-Income Housing Tax Credit
MBS	Mortgage-Backed Securities
SEC	Securities and Exchange Commission
SM	Special Mention
SS	Substandard

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
•potential adverse impacts to economic conditions nationally or in our local market areas, other markets where we have lending relationships, or other aspects of our business operations or financial markets including, without limitation, as a result of credit quality deterioration, pronounced and sustained reductions in real estate market values, employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth;
•changes in interest rates which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
•the level and impact of inflation and the current and future monetary policies of the Federal Reserve in response thereto;
•the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry in general on investor and depositor sentiment regarding the stability and liquidity of banks; legislative or regulatory changes that adversely affect our business, including changes in banking, securities, and tax law, regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of the upcoming 2024 presidential election;
•credit and interest rate risks associated with our business, customers, borrowings, repayment, investment, and deposit practices;
•fluctuations in deposits and deposit concentrations;
•liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
•fluctuations in the value of our investment securities;
•credit risks and risks from concentrations (by type of geographic area and industry) within our loan portfolio;
•disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions for our business, including as a result of sophisticated attacks using artificial intelligence and similar tools;
•rapid technological change in the financial services industry;
•increased competition in the financial services industry from non-banks such as credit unions and Fintech companies, including digital asset service providers;
•our ability to adapt successfully to technological changes to compete effectively in the marketplace, including as a result of competition from other commercial banks, mortgage banking firms, credit unions, securities brokerage firms, insurance companies, and financial technology companies;
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
•the overall health of local and national real estate markets;
•the level of nonperforming assets on our balance sheet;
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
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business and the businesses of our clients;
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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS
Cash on hand and in banks	$78,068	$55,851
Interest earning deposits	97,504	169,122
Cash and cash equivalents	175,572	224,973
Investment securities available for sale, at fair value, net (amortized cost of $909,023 and $1,227,787, respectively)	852,779	1,134,353
Investment securities held to maturity, at amortized cost, net (fair value of $661,696 and $662,450, respectively)	719,400	739,442
Total investment securities	1,572,179	1,873,795
Loans receivable	4,679,479	4,335,627
Allowance for credit losses on loans	(51,391)	(47,999)
Loans receivable, net	4,628,088	4,287,628
Premises and equipment, net	72,500	74,899
Federal Home Loan Bank stock, at cost	16,993	4,186
Bank owned life insurance	127,248	125,655
Accrued interest receivable	20,102	19,518
Prepaid expenses and other assets	296,190	318,571
Other intangible assets, net	3,552	4,793
Goodwill	240,939	240,939
Total assets	$7,153,363	$7,174,957
LIABILITIES AND STOCKHOLDERS' EQUITY
Non-interest bearing deposits	$1,682,219	$1,715,847
Interest bearing deposits	4,026,273	3,884,025
Total deposits	5,708,492	5,599,872
Borrowings	382,000	500,000
Junior subordinated debentures	21,985	21,765
Accrued expenses and other liabilities	166,372	200,059
Total liabilities	6,278,849	6,321,696
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 34,153,539 and 34,906,233 shares issued and outstanding, respectively	534,917	549,748
Retained earnings	383,127	375,989
Accumulated other comprehensive loss, net	(43,530)	(72,476)
Total stockholders’ equity	874,514	853,261
Total liabilities and stockholders’ equity	$7,153,363	$7,174,957
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
INTEREST INCOME:
Interest and fees on loans	$64,138	$56,119	$182,608	$160,192
Taxable interest on investment securities	13,472	14,590	42,462	44,021
Nontaxable interest on investment securities	159	448	505	1,554
Interest on interest earning deposits	2,048	2,310	5,177	4,436
Total interest income	79,817	73,467	230,752	210,203
INTEREST EXPENSE:
Deposits	20,256	11,877	55,097	25,012
Junior subordinated debentures	541	540	1,627	1,521
Securities sold under agreement to repurchase	—	38	—	148
Borrowings	6,062	5,394	18,427	12,238
Total interest expense	26,859	17,849	75,151	38,919
Net interest income	52,958	55,618	155,601	171,284
Provision for (reversal of) credit losses	2,439	(878)	5,099	2,856
Net interest income after provision for (reversal of) credit losses	50,519	56,496	150,502	168,428
NONINTEREST INCOME:
Service charges and other fees	2,788	2,856	8,393	8,162
Card revenue	2,134	2,273	5,903	6,396
Loss on sale of investment securities, net	(6,945)	(1,940)	(18,839)	(2,226)
Gain on sale of loans, net	—	157	26	307
Interest rate swap fees	—	62	52	230
Bank owned life insurance income	860	734	2,711	2,280
Gain on sale of other assets, net	1,480	—	1,529	2
Other income	1,520	2,129	4,408	6,659
Total noninterest income	1,837	6,271	4,183	21,810
NONINTEREST EXPENSE:
Compensation and employee benefits	24,367	25,008	74,291	75,325
Occupancy and equipment	4,850	4,814	14,547	14,372
Data processing	3,915	4,116	10,732	12,427
Marketing	128	389	583	1,232
Professional services	490	582	1,852	1,961
State/municipal business and use taxes	1,249	1,088	3,709	3,150
Federal deposit insurance premium	824	818	2,431	2,465
Amortization of intangible assets	399	595	1,241	1,841
Other expense	3,068	3,560	9,370	11,127
Total noninterest expense	39,290	40,970	118,756	123,900
Income before income taxes	13,066	21,797	35,929	66,338
Income tax expense	1,643	3,578	4,599	10,816
Net income	$11,423	$18,219	$31,330	$55,522

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic earnings per share	$0.33	$0.52	$0.91	$1.58
Diluted earnings per share	$0.33	$0.51	$0.90	$1.57
Dividends declared per share	$0.23	$0.22	$0.69	$0.66
Average number of basic shares outstanding	34,322,069	35,022,676	34,584,851	35,062,760
Average number of diluted shares outstanding	34,658,674	35,115,165	35,002,375	35,305,456
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income	$11,423	$18,219	$31,330	$55,522
Change in fair value of investment securities available for sale, net of tax of $6,146, $(4,673), $3,884, and $(4,258) respectively	21,627	(16,627)	14,466	(14,332)
Amortization of net unrealized gain for the reclassification of investment securities available for sale to held to maturity, net of tax of $(18), $(17), $(53), and $(51) respectively	(64)	(60)	(190)	(183)
Reclassification adjustment for net loss from sale of investment securities available for sale included in income, net of tax benefit of $1,537, $426, $4,169, and $489 respectively	5,408	1,514	14,670	1,737
Other comprehensive income (loss)	26,971	(15,173)	28,946	(12,778)
Comprehensive income	$38,394	$3,046	$60,276	$42,744
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except shares and per share data)

	Three Months Ended September 30, 2024
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at June 30, 2024	34,496,197	$541,294	$379,714	$(70,501)	$850,507
Restricted stock units vested	5,723				—
Stock-based compensation expense		1,153			1,153
Common stock repurchased	(348,381)	(7,530)			(7,530)
Net income			11,423		11,423
Other comprehensive income, net of tax				26,971	26,971
Cash dividends declared on common stock ($0.23 per share)			(8,010)		(8,010)
Balance at September 30, 2024	34,153,539	$534,917	$383,127	$(43,530)	$874,514

	Nine Months Ended September 30, 2024
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2023	34,906,233	$549,748	$375,989	$(72,476)	$853,261
Restricted stock units vested	165,418				—
Stock-based compensation expense		3,223			3,223
Common stock repurchased	(918,112)	(18,054)			(18,054)
Net income			31,330		31,330
Other comprehensive income, net of tax				28,946	28,946
Cash dividends declared on common stock ($0.69 per share)			(24,192)		(24,192)
Balance at September 30, 2024	34,153,539	$534,917	$383,127	$(43,530)	$874,514

	Three Months Ended September 30, 2023
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at June 30, 2023	35,047,800	$550,103	$367,085	$(97,455)	$819,733
Restricted stock units vested	1,730				—
Stock-based compensation expense		1,120			1,120
Common stock repurchased	(148,454)	(2,571)			(2,571)
Net income			18,219		18,219
Other comprehensive loss, net of tax				(15,173)	(15,173)
Cash dividends declared on common stock ($0.22 per share)			(7,782)		(7,782)
Balance at September 30, 2023	34,901,076	$548,652	$377,522	$(112,628)	$813,546

	Nine Months Ended September 30, 2023
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2022	35,106,697	$552,397	$345,346	$(99,850)	$797,893
Restricted stock units vested	156,370				—
Stock-based compensation expense		3,204			3,204
Common stock repurchased	(361,991)	(6,949)			(6,949)
Net income			55,522		55,522
Other comprehensive loss, net of tax				(12,778)	(12,778)
Cash dividends declared on common stock ($0.66 per share)			(23,346)		(23,346)
Balance at September 30, 2023	34,901,076	$548,652	$377,522	$(112,628)	$813,546
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$31,330	$55,522
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,136	2,370
Provision for credit losses	5,099	2,856
Stock-based compensation expense	3,223	3,204
Amortization of intangible assets	1,241	1,841
Origination of mortgage loans held for sale	(1,318)	(13,685)
Proceeds from sale of mortgage loans held for sale	1,344	13,729
Bank owned life insurance income	(2,711)	(2,280)
Gain on sale of mortgage loans held for sale, net	(26)	(307)
Loss on sale of investment securities available for sale, net	18,839	2,226
Gain on sale of premises and equipment	(1,480)	—
Gain on sale of branch	—	(610)
Other	(12,813)	13,698
Net cash provided by operating activities	43,864	78,564
Cash flows from investing activities:
Loan originations and purchases, net of payments	(342,880)	(212,222)
Maturities and repayments of investment securities available for sale	92,146	135,084
Maturities and repayments of investment securities held to maturity	19,393	18,876
Purchase of investment securities available for sale	(33,132)	(37,724)
Purchase of premises and equipment	(2,657)	(9,250)
Purchase of bank owned life insurance	(39)	—
Proceeds from bank owned life insurance death benefit	1,157	—
Purchases of Federal Home Loan Bank stock	(58,829)	(45,588)
Proceeds from sales of investment securities available for sale	241,968	67,900
Proceeds from redemption of Federal Home Loan Bank stock	46,022	46,131
Proceeds from sales of assets held for sale	7,459	—
Proceeds from sales of premises and equipment	50	2
Capital contributions to LIHTC investments	(12,568)	(32,517)
Net cash paid related to branch divestiture	—	(13,826)
Net cash used by investing activities	(41,910)	(83,134)
Cash flows from financing activities:
Net increase (decrease) in deposits	108,620	(274,988)
Proceeds from borrowings	1,319,710	1,789,700
Repayment of borrowings	(1,437,710)	(1,339,700)
Common stock cash dividends paid	(23,921)	(23,141)
Net decrease in securities sold under agreement to repurchase	—	(23,439)
Repurchase of common stock	(18,054)	(6,949)
Net cash (used) provided by financing activities	(51,355)	121,483
Net (decrease) increase in cash and cash equivalents	(49,401)	116,913
Cash and cash equivalents at beginning of period	224,973	103,590
Cash and cash equivalents at end of period	$175,572	$220,503

	Nine Months Ended September 30,
	2024	2023

Supplemental disclosures of cash flow information:
Cash paid for interest	$84,048	$29,921
Cash paid for income taxes, net of refunds	1,345	1,634

Supplemental non-cash disclosures of cash flow information:
Investment in LIHTC partnership and related funding commitment	100	37,042
Right of use assets obtained in exchange for new operating lease liabilities	3,214	6,663
Transfer of bank owned life insurance to prepaid expenses and other assets due to death benefit accrued	—	700
Transfers of premises and equipment classified as held for sale to prepaid expenses and other assets from premises and equipment, net	—	5,074
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1)Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, the Bank. The Bank is headquartered in Olympia, Washington and conducts business from its 50 branch offices located throughout Washington state, the greater Portland, Oregon area, Eugene, Oregon and Boise, Idaho. The Bank’s business consists primarily of commercial lending and deposit relationships with small and medium-sized businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates home equity loans on residential properties primarily located in its market areas. The Bank's deposits are insured by the FDIC subject to limitations.
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. It is recommended these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2023 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions among the Company and the Bank have been eliminated in consolidation. There have been reclassifications in certain prior year amounts in the unaudited Condensed Consolidated Statements of Income. Reclassifications had no effect on the prior year's net income or stockholders' equity.
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the unaudited Condensed Consolidated Financial Statements are disclosed in greater detail in the 2023 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies during the nine months ended September 30, 2024 from those contained in the 2023 Annual Form 10-K.
(d) Recently Issued or Adopted Accounting Pronouncements
FASB ASU 2020-04, Reference Rate Reform (Topic 848), as amended by ASU 2021-01, and ASU 2022-06 was issued in March 2020 and provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this ASU are effective for all entities as of March 12, 2020. In December 2022, FASB amended this ASU and deferred the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The amendments are elective, apply to all entities, and provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. Effective January 25, 2021, the Company adhered to the Interbank Offered Rate Fallbacks Protocol as published by the International Swaps and Derivatives Association, Inc. and recommended by the Alternative Reference Rates Committee. The Company’s instruments indexed to LIBOR have been transferred to another index.
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
There were no investment securities classified as trading at September 30, 2024 or December 31, 2023.
(a) Investment Securities by Classification, Type and Maturity
The following tables present the amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized and unrecognized gains and losses including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in AOCI, at the dates indicated:

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$14,939	$—	$(1,885)	$13,054
Municipal securities	70,210	9	(8,956)	61,263
Residential CMO and MBS(1)	455,633	2,560	(31,145)	427,048
Commercial CMO and MBS(1)	345,751	205	(17,095)	328,861
Corporate obligations	11,686	122	(102)	11,706
Other asset-backed securities	10,804	51	(8)	10,847
Total	$909,023	$2,947	$(59,191)	$852,779
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	September 30, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,181	$—	$(23,108)	$128,073
Residential CMO and MBS(1)	249,589	333	(9,056)	240,866
Commercial CMO and MBS(1)	318,630	12	(25,885)	292,757
Total	$719,400	$345	$(58,049)	$661,696
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$16,047	$—	$(2,297)	$13,750
Municipal securities	92,231	9	(12,715)	79,525
Residential CMO and MBS(1)	555,518	2,656	(46,125)	512,049
Commercial CMO and MBS(1)	538,910	88	(34,740)	504,258
Corporate obligations	7,745	2	(134)	7,613
Other asset-backed securities	17,336	31	(209)	17,158
Total	$1,227,787	$2,786	$(96,220)	$1,134,353
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2023
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,075	$—	$(27,701)	$123,374
Residential CMO and MBS(1)	267,204	—	(14,101)	253,103
Commercial CMO and MBS(1)	321,163	—	(35,190)	285,973
Total	$739,442	$—	$(76,992)	$662,450
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
The following table presents the amortized cost and fair value of investment securities by contractual maturity at the date indicated. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2024
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$—	$—	$—	$—
Due after one year through five years	6,508	6,320	—	—
Due after five years through ten years	36,916	34,635	93,285	81,365
Due after ten years	53,411	45,068	57,896	46,708
Total investment securities due at a single maturity date	96,835	86,023	151,181	128,073
MBS(1)	812,188	766,756	568,219	533,623
Total investment securities	$909,023	$852,779	$719,400	$661,696
(1) MBS, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their payment speed.
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2024 and December 31, 2023.

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

	September 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—	$13,054	$(1,885)	$13,054	$(1,885)
Municipal securities	—	—	56,744	(8,956)	56,744	(8,956)
Residential CMO and MBS(1)	3,150	(5)	261,630	(31,140)	264,780	(31,145)
Commercial CMO and MBS(1)	4,419	(54)	284,072	(17,041)	288,491	(17,095)
Corporate obligations	3,864	(47)	3,945	(55)	7,809	(102)
Other asset-backed securities	1,617	(7)	196	(1)	1,813	(8)
Total	$13,050	$(113)	$619,641	$(59,078)	$632,691	$(59,191)
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—	$13,750	$(2,297)	$13,750	$(2,297)
Municipal securities	3,548	(18)	71,458	(12,697)	75,006	(12,715)
Residential CMO and MBS(1)	—	—	358,316	(46,125)	358,316	(46,125)
Commercial CMO and MBS(1)	37,899	(228)	448,197	(34,512)	486,096	(34,740)
Corporate obligations	911	(20)	3,887	(114)	4,798	(134)
Other asset-backed securities	4,338	(22)	7,291	(187)	11,629	(209)
Total	$46,696	$(288)	$902,899	$(95,932)	$949,595	$(96,220)
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
(c) ACL on Investment Securities
The Company evaluated investment securities available for sale as of September 30, 2024 and December 31, 2023, and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of either September 30, 2024 or December 31, 2023. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of September 30, 2024 and December 31, 2023.
The Company also evaluated investment securities held to maturity for current expected credit losses as of September 30, 2024 and December 31, 2023. There were no investment securities held to maturity classified as nonaccrual or past due as of September 30, 2024 and December 31, 2023, and all were issued by the U.S. government and its agencies and either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and had a long history of no credit losses. Accordingly, the Company did not measure expected credit losses on investment securities held to maturity since the historical credit loss information adjusted for current conditions and reasonable and supportable forecast results in an expectation that nonpayment of the amortized cost basis is zero. Therefore, no ACL on investment securities held to maturity was recorded as of September 30, 2024 or December 31, 2023.

(d) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of investment securities available for sale determined using the specific identification method for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Gross realized gains	$—	$—	$—	$36
Gross realized losses	(6,945)	(1,940)	(18,839)	(2,262)
Net realized losses	$(6,945)	$(1,940)	$(18,839)	$(2,226)
(e) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities that were pledged as collateral for the following obligations at the dates indicated:

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
State and local governments public deposits	$232,915	$225,360	$238,060	$224,879
FRB	437,490	391,119	845,098	742,197
Other securities pledged	53,841	49,773	54,636	49,032
Total	$724,246	$666,252	$1,137,794	$1,016,108
(f) Accrued Interest Receivable
Accrued interest receivable excluded from the amortized cost of investment securities available for sale totaled $3.0 million and $3.8 million at September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable excluded from the amortized cost on investment securities held to maturity totaled $2.2 million and $2.3 million at September 30, 2024 and December 31, 2023, respectively.
No amounts of accrued interest receivable on investment securities available for sale or held to maturity were reversed against interest income on investment securities during the nine months ended September 30, 2024 and 2023.

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
The amortized cost of loans receivable, net of ACL on loans, consisted of the following portfolio segments and classes at the dates indicated:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$824,134	$718,291
Owner-occupied CRE	987,084	958,620
Non-owner occupied CRE	1,835,609	1,697,574
Total commercial business	3,646,827	3,374,485
Residential real estate	408,982	375,342
Real estate construction and land development:
Residential	79,325	78,610
Commercial and multifamily	378,322	335,819
Total real estate construction and land development	457,647	414,429
Consumer	166,023	171,371
Loans receivable	4,679,479	4,335,627
ACL on loans	(51,391)	(47,999)
Loans receivable, net	$4,628,088	$4,287,628

Balances included in the amortized cost of loans receivable:
Unamortized net discount on acquired loans	$(1,182)	$(1,923)
Unamortized net deferred fee	$(9,613)	$(11,063)
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
Loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a Pass grade may have some estimated inherent losses, but to a lesser extent than the other loan grades. The SM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of any potential loss. The likelihood of loss for SM graded loans, however, is greater than Pass graded loans because there has been measurable credit deterioration. Loans with a SS grade have further credit deterioration and include both accrual loans and nonaccrual loans. For Doubtful and Loss graded loans, the Company is almost certain of the losses and the outstanding principal balances are generally charged off to the realizable value. There were no loans graded Doubtful or Loss as of September 30, 2024 and December 31, 2023.

The following tables present the amortized cost of loans receivable by risk grade and origination year at the dates indicated:

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
Commercial business:
Commercial and industrial
Pass	$147,830	$133,134	$130,593	$56,034	$58,485	$89,182	$153,789	$556	$769,603
SM	—	—	6,508	245	1,152	5,350	18,738	—	31,993
SS	—	235	882	456	3,397	6,255	8,089	3,224	22,538
Total	147,830	133,369	137,983	56,735	63,034	100,787	180,616	3,780	824,134
Owner-occupied CRE
Pass	88,176	87,012	138,532	149,002	80,640	414,842	—	—	958,204
SM	—	—	—	2,400	879	10,535	—	—	13,814
SS	—	—	—	2,957	641	11,468	—	—	15,066
Total	88,176	87,012	138,532	154,359	82,160	436,845	—	—	987,084
Non-owner occupied CRE
Pass	94,285	173,846	318,395	242,336	154,332	801,586	—	105	1,784,885
SM	—	—	—	8,035	—	33,245	—	—	41,280
SS	—	—	588	—	—	8,856	—	—	9,444
Total	94,285	173,846	318,983	250,371	154,332	843,687	—	105	1,835,609
Total commercial business
Pass	330,291	393,992	587,520	447,372	293,457	1,305,610	153,789	661	3,512,692
SM	—	—	6,508	10,680	2,031	49,130	18,738	—	87,087
SS	—	235	1,470	3,413	4,038	26,579	8,089	3,224	47,048
Total	330,291	394,227	595,498	461,465	299,526	1,381,319	180,616	3,885	3,646,827
Residential real estate
Pass	34,334	52,628	137,906	133,643	22,050	27,479	—	—	408,040
SS	—	—	—	788	—	154	—	—	942
Total	34,334	52,628	137,906	134,431	22,050	27,633	—	—	408,982
Real estate construction and land development:
Residential
Pass	26,604	35,564	8,425	—	1,001	980	1	—	72,575
SS	—	1,000	—	5,750	—	—	—	—	6,750
Total	26,604	36,564	8,425	5,750	1,001	980	1	—	79,325
Commercial and multifamily
Pass	18,476	153,295	165,558	9,931	—	3,446	—	—	350,706
SM	—	—	893	—	5,175	5,923	—	—	11,991
SS	—	—	—	15,625	—	—	—	—	15,625
Total	18,476	153,295	166,451	25,556	5,175	9,369	—	—	378,322
Total real estate construction and land development
Pass	45,080	188,859	173,983	9,931	1,001	4,426	1	—	423,281
SM	—	—	893	—	5,175	5,923	—	—	11,991
SS	—	1,000	—	21,375	—	—	—	—	22,375
Total	45,080	189,859	174,876	31,306	6,176	10,349	1	—	457,647
Consumer
Pass	1,751	1,588	1,695	364	3,861	23,989	130,514	649	164,411
SS	—	—	25	—	107	689	310	481	1,612
Total	1,751	1,588	1,720	364	3,968	24,678	130,824	1,130	166,023

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
Loans receivable
Pass	411,456	637,067	901,104	591,310	320,369	1,361,504	284,304	1,310	4,508,424
SM	—	—	7,401	10,680	7,206	55,053	18,738	—	99,078
SS	—	1,235	1,495	25,576	4,145	27,422	8,399	3,705	71,977
Total	$411,456	$638,302	$910,000	$627,566	$331,720	$1,443,979	$311,441	$5,015	$4,679,479
(1) Represents the loans receivable balance at September 30, 2024 which was converted from a revolving loan to a non-revolving amortizing loan during the nine months ended September 30, 2024.

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2023	2022	2021	2020	2019	Prior
	(Dollars in thousands)
Commercial business:
Commercial and industrial
Pass	$120,973	$150,854	$74,231	$66,364	$40,307	$76,924	$141,740	$188	$671,581
SM	—	2,495	104	292	4,556	1,458	9,124	—	18,029
SS	—	1,215	2,734	3,548	1,076	7,875	12,168	65	28,681
Total	120,973	154,564	77,069	70,204	45,939	86,257	163,032	253	718,291
Owner-occupied CRE
Pass	90,775	138,505	159,490	82,296	146,869	299,609	—	—	917,544
SM	—	—	2,219	2,775	705	16,266	—	—	21,965
SS	—	—	4,908	654	—	13,549	—	—	19,111
Total	90,775	138,505	166,617	85,725	147,574	329,424	—	—	958,620
Non-owner-occupied CRE
Pass	153,239	260,431	216,811	157,424	239,928	628,489	—	—	1,656,322
SM	—	—	8,172	—	570	19,300	—	—	28,042
SS	—	598	—	—	—	12,612	—	—	13,210
Total	153,239	261,029	224,983	157,424	240,498	660,401	—	—	1,697,574
Total commercial business
Pass	364,987	549,790	450,532	306,084	427,104	1,005,022	141,740	188	3,245,447
SM	—	2,495	10,495	3,067	5,831	37,024	9,124	—	68,036
SS	—	1,813	7,642	4,202	1,076	34,036	12,168	65	61,002
Total	364,987	554,098	468,669	313,353	434,011	1,076,082	163,032	253	3,374,485
Residential real estate
Pass	36,321	141,201	141,430	24,108	15,022	16,297	—	—	374,379
SS	—	—	801	—	—	162	—	—	963
Total	36,321	141,201	142,231	24,108	15,022	16,459	—	—	375,342
Real estate construction and land development:
Residential
Pass	41,663	24,760	1,050	1,289	804	719	1	—	70,286
SM	—	—	2,139	—	—	—	—	—	2,139
SS	1,000	319	4,866	—	—	—	—	—	6,185
Total	42,663	25,079	8,055	1,289	804	719	1	—	78,610

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2023	2022	2021	2020	2019	Prior
	(Dollars in thousands)
Commercial and multifamily
Pass	42,499	187,827	91,460	337	749	3,145	—	—	326,017
SM	—	—	—	3,777	5,660	365	—	—	9,802
SS	—	—	—	—	—	—	—	—	—
Total	42,499	187,827	91,460	4,114	6,409	3,510	—	—	335,819
Total real estate construction and land development
Pass	84,162	212,587	92,510	1,626	1,553	3,864	1	—	396,303
SM	—	—	2,139	3,777	5,660	365	—	—	11,941
SS	1,000	319	4,866	—	—	—	—	—	6,185
Total	85,162	212,906	99,515	5,403	7,213	4,229	1	—	414,429
Consumer
Pass	1,897	1,980	293	6,221	15,841	20,402	122,007	1,123	169,764
SS	—	—	—	134	207	893	333	40	1,607
Total	1,897	1,980	293	6,355	16,048	21,295	122,340	1,163	171,371
Loans receivable
Pass	487,367	905,558	684,765	338,039	459,520	1,045,585	263,748	1,311	4,185,893
SM	—	2,495	12,634	6,844	11,491	37,389	9,124	—	79,977
SS	1,000	2,132	13,309	4,336	1,283	35,091	12,501	105	69,757
Total	$488,367	$910,185	$710,708	$349,219	$472,294	$1,118,065	$285,373	$1,416	$4,335,627
(1) Represents the loans receivable balance at December 31, 2023 which was converted from a revolving loan to non-revolving amortizing loan during the year ended December 31, 2023.
The following tables present the gross charge-offs by loan class and origination year, for the periods indicated:

	Nine Months Ended September 30, 2024
	Current Period Gross Charge-offs by Origination Year						Revolving Loans	Total Gross Charge-Offs
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
Commercial business	$—	$313	$—	$—	$—	$2,636	$—	$2,949
Consumer	—	6	22	—	11	139	268	446
Total	$—	$319	$22	$—	$11	$2,775	$268	$3,395

	Nine Months Ended September 30, 2023
	Current Period Gross Charge-offs by Origination Year						Revolving Loans	Total Gross Charge-Offs
	2023	2022	2021	2020	2019	Prior
	(Dollars in thousands)
Commercial business	$—	$—	$15	$61	$—	$100	$—	$176
Consumer	7	10	12	21	54	122	194	420
Total	$7	$10	$27	$82	$54	$222	$194	$596
(d) Nonaccrual Loans
The following tables present the amortized cost of nonaccrual loans at the dates indicated:

	September 30, 2024
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,134	$718	$1,852

	September 30, 2024
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Owner-occupied CRE	2,449	—	2,449
Total	$3,583	$718	$4,301

	December 31, 2023
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,706	$2,557	$4,263
Owner-occupied CRE	—	205	205
Total	$1,706	$2,762	$4,468
The following tables present the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full or sale of previously classified nonaccrual loans during the periods indicated:

	Three Months Ended September 30,
	2024		2023
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$—	$126	$(10)	$18
Owner-occupied CRE	(28)	—	—	—
Total	$(28)	$126	$(10)	$18

	Nine Months Ended September 30,
	2024		2023
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$(27)	$339	$(24)	$48
Owner-occupied CRE	(28)	144	—	—
Total	$(55)	$483	$(24)	$48
For the three and nine months ended September 30, 2024 and 2023, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full or sale.
(e) Past due loans
The Company performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The following tables present the amortized cost of past due loans at the dates indicated:

	September 30, 2024
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,496	$6,132	$7,628	$816,506	$824,134
Owner-occupied CRE	—	—	—	987,084	987,084

	September 30, 2024
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Non-owner occupied CRE	—	—	—	1,835,609	1,835,609
Total commercial business	1,496	6,132	7,628	3,639,199	3,646,827
Residential real estate	—	—	—	408,982	408,982
Real estate construction and land development:
Residential	—	—	—	79,325	79,325
Commercial and multifamily	—	—	—	378,322	378,322
Total real estate construction and land development	—	—	—	457,647	457,647
Consumer	461	352	813	165,210	166,023
Total	$1,957	$6,484	$8,441	$4,671,038	$4,679,479

	December 31, 2023
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$2,289	$3,857	$6,146	$712,145	$718,291
Owner-occupied CRE	—	189	189	958,431	958,620
Non-owner occupied CRE	1,489	—	1,489	1,696,085	1,697,574
Total commercial business	3,778	4,046	7,824	3,366,661	3,374,485
Residential real estate	162	—	162	375,180	375,342
Real estate construction and land development:
Residential	—	319	319	78,291	78,610
Commercial and multifamily	—	—	—	335,819	335,819
Total real estate construction and land development	—	319	319	414,110	414,429
Consumer	615	87	702	170,669	171,371
Total	$4,555	$4,452	$9,007	$4,326,620	$4,335,627
Loans 90 days or more past due and still accruing interest were $5.3 million and $1.3 million as of September 30, 2024 and December 31, 2023, respectively. Loans 90 days past due and still accruing interest as of September 30, 2024 were comprised of $5.0 million in commercial and industrial loans $0.3 million in consumer loans.
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

	September 30, 2024
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$—	$389	$613	$—	$1,002
Owner-occupied CRE	2,449	—	—	—	2,449
Total	$2,449	$389	$613	$—	$3,451

	December 31, 2023
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$260	$389	$621	$304	$1,574
Owner-occupied CRE	189	—	—	—	189
Total	$449	$389	$621	$304	$1,763
There have been no significant changes to the collateral securing loans individually evaluated for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the nine months ended September 30, 2024, except changes due to additions or removals of loans in this classification.
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
The following tables present the amortized cost of loans that were experiencing both financial difficulty and modified during the periods indicated:

	Three Months Ended September 30, 2024
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable, net
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$7,041	$7,041	0.85%
Non-owner occupied CRE	2,657	2,657	0.14
Total commercial business	9,698	9,698	0.27
Real estate construction and land development:
Residential	6,750	6,750	8.51
Total real estate construction and land development	6,750	6,750	1.47
Consumer	10	10	0.01
Total	$16,458	$16,458	0.35%

	Three Months Ended September 30, 2023
	Term Extension	Combination Term Extension and Interest Rate Reduction(1)	Total Modified Loans	% of Modified Loans to Loans Receivable, net
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$313	$—	$313	0.05%
Non-owner occupied CRE	—	239	239	0.01
Total commercial business	313	239	552	0.02
Total	$313	$239	$552	0.01%

	Nine Months Ended September 30, 2024
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable, net

	(Dollars in thousands)
Commercial business:
Commercial and industrial	$20,611	$20,611	2.50%
Non-owner occupied CRE	2,658	2,658	0.14
Total commercial business	23,269	23,269	0.64
Real estate construction and land development:
Residential	6,750	6,750	8.51%
Commercial and multifamily	20,800	20,800	5.50%
Total real estate construction and land development	27,550	27,550	6.02%
Consumer	39	39	0.02%
Total	$50,858	$50,858	1.09%

	Nine Months Ended September 30, 2023
	Term Extension	Term Extension & Int. Rate Reduction	Total Modified Loans	% of Modified Loans to Loans Receivable, net

	(Dollars in thousands)
Commercial business:
Commercial and industrial	$6,516	$—	$6,516	0.94%
Non-owner occupied CRE	2,716	239	2,955	0.17
Total commercial business	9,232	239	9,471	0.28
Real estate construction and land development:
Commercial and multifamily	3,452	—	3,452	1.11%
Total real estate construction and land development	3,452	—	3,452	0.91%
Consumer	28	17	45	0.03%
Total	$12,712	$256	$12,968	0.30%
The following tables present the financial effects of the loan modifications presented in the preceding tables during the periods indicated:

Three Months Ended September 30, 2024
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.59
Non-owner occupied CRE	0.83
Total commercial business	0.66
Real estate construction and land development:
Residential	0.17
Total real estate construction and land development	0.17
Consumer	2.17
Total	0.46

	Three Months Ended September 30, 2023
	Weighted Average % of Interest Rate Reductions	Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	—%	1.82
Non-owner occupied CRE	3.00	2.00
Total	3.00%	1.90

Nine Months Ended September 30, 2024
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.76
Non-owner occupied CRE	0.83
Total commercial business	0.77
Real estate construction and land development:
Residential	0.17
Commercial and multifamily	0.69
Total real estate construction and land development	0.56
Consumer	1.52
Total	0.66

	Nine Months Ended September 30, 2023
	Weighted Average % of Interest Rate Reductions	Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	—%	0.58
Non-owner occupied CRE	3.00	1.09
Total commercial business	3.00	0.74
Real estate construction and land development:
Commercial and multifamily	—	0.42
Total real estate construction and land development	—	0.42
Consumer	1.00	2.62
Total	3.00%	0.66
At September 30, 2024, there were $5.4 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the nine months ended September 30, 2024. At December 31, 2023, there were $6.6 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms have been modified during the year ended December 31, 2023.
The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company considers a modified loan as a payment default if the borrower is 90 or more days past due. There were no loans 90 days past due or in default that have been modified in the past 12 months.
(h) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $14.8 million and $13.3 million at September 30, 2024 and December 31, 2023, respectively, and is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.

(i) Foreclosure proceedings in process
At September 30, 2024, there was one home equity loan valued at $160,000, secured by residential real estate for which formal foreclosure proceedings were in process. At December 31, 2023, there were no home equity loans secured by residential real estate for which formal foreclosure proceedings were in process.

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
As of September 30, 2024, qualitative adjustments primarily related to segments of the loan portfolio deemed by management to be of a higher-risk profile where management believes the quantitative component of the Company’s ACL model may not have fully captured the associated impact to the ACL. Qualitative adjustments also related to heightened uncertainty as to future macroeconomic conditions and the related impact on certain loan segments. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.
In general, management's estimate of the ACL on loans uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The evaluation of ACL on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize estimated losses on loans, future additions to the ACL may be necessary based on further declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL on loans. Such agencies may require the Company to adjust the ACL based on their judgments about information available to them at the time of their examinations. The Company believes the ACL on loans was appropriate as of September 30, 2024 given all the above considerations.
During the nine months ended September 30, 2024, the ACL on loans increased $3.4 million to $51.4 million from $48.0 million at December 31, 2023 due primarily to growth in loans receivable, net.
The following tables detail the activity in the ACL on loans by segment and class for the periods indicated:

	Three Months Ended September 30, 2024
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$11,134	$(50)	$72	$(472)	$10,684
Owner-occupied CRE	9,850	(2,510)	—	4,819	12,159
Non-owner occupied CRE	13,483	—	—	841	14,324
Total commercial business	34,467	(2,560)	72	5,188	37,167
Residential real estate	3,735	—	—	(131)	3,604
Real estate construction and land development:
Residential	910	—	—	(118)	792
Commercial and multifamily	9,908	—	—	(2,235)	7,673
Total real estate construction and land development	10,818	—	—	(2,353)	8,465
Consumer	2,199	(85)	40	1	2,155
Total	$51,219	$(2,645)	$112	$2,705	$51,391

	Nine Months Ended September 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$11,128	$(439)	$448	$(453)	$10,684
Owner-occupied CRE	8,999	(2,510)	359	5,311	12,159
Non-owner occupied CRE	11,176	—	—	3,148	14,324
Total commercial business	31,303	(2,949)	807	8,006	37,167
Residential real estate	3,473	—	—	131	3,604
Real estate construction and land development:
Residential	1,643	—	—	(851)	792
Commercial and multifamily	9,233	—	—	(1,560)	7,673
Total real estate construction and land development	10,876	—	—	(2,411)	8,465
Consumer	2,347	(446)	101	153	2,155
Total	$47,999	$(3,395)	$908	$5,879	$51,391

	Three Months Ended September 30, 2023
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$13,288	$(15)	$1,253	$(2,781)	$11,745
Owner-occupied CRE	8,503	—	—	191	8,694
Non-owner occupied CRE	9,482	—	—	1,184	10,666
Total commercial business	31,273	(15)	1,253	(1,406)	31,105
Residential real estate	2,865	—	—	684	3,549
Real estate construction and land development:
Residential	1,671	—	—	(163)	1,508
Commercial and multifamily	8,014	—	—	437	8,451
Total real estate construction and land development	9,685	—	—	274	9,959
Consumer	2,585	(123)	59	(187)	2,334
Total	$46,408	$(138)	$1,312	$(635)	$46,947

	Nine Months Ended September 30, 2023
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$13,962	$(176)	$1,342	$(3,383)	$11,745
Owner-occupied CRE	7,480	—	—	1,214	8,694
Non-owner occupied CRE	9,276	—	—	1,390	10,666
Total commercial business	30,718	(176)	1,342	(779)	31,105
Residential real estate	2,872	—	—	677	3,549
Real estate construction and land development:
Residential	1,654	—	—	(146)	1,508
Commercial and multifamily	5,409	—	—	3,042	8,451
Total real estate construction and land development	7,063	—	—	2,896	9,959
Consumer	2,333	(420)	149	272	2,334
Total	$42,986	$(596)	$1,491	$3,066	$46,947
The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Balance, beginning of period	$774	$1,777	$1,288	$1,744
(Reversal of) provision for credit losses on unfunded commitments	(266)	(243)	(780)	(210)
Balance, end of period	$508	$1,534	$508	$1,534

(5)Goodwill and Other Intangible Assets
(a) Goodwill
There were no additions to goodwill during the nine months ended September 30, 2024 and 2023. Additionally, management analyzes its goodwill on an annual basis on December 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of December 31, 2023 and concluded that there was no impairment as of that date.
(b) Other Intangible Assets
Other intangible assets represent core deposit intangibles acquired in business combinations with estimated useful lives of ten years. There were no additions to other intangible assets during the nine months ended September 30, 2024 and 2023.

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
The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at the dates indicated:

	September 30, 2024		December 31, 2023
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(Dollars in thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$280,570	17,366	$291,740	$23,195
Interest rate swap liability (1)	280,570	(17,366)	291,740	(23,195)
(1) The estimated fair value of derivatives with customers was $(16.4) million and $(22.5) million as of September 30, 2024 and December 31, 2023, respectively. The estimated fair value of derivatives with third-parties was $16.4 million and $22.5 million as of September 30, 2024 and December 31, 2023, respectively.
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

(7)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except shares)
Net income allocated to common shareholders	$11,423	$18,219	$31,330	$55,522

Basic:
Weighted average common shares outstanding	34,322,069	35,022,676	34,584,851	35,062,760

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands, except shares)
Diluted:
Basic weighted average common shares outstanding	34,322,069	35,022,676	34,584,851	35,062,760
Effect of potentially dilutive common shares (1)	336,605	92,489	417,524	242,696
Total diluted weighted average common shares outstanding	34,658,674	35,115,165	35,002,375	35,305,456
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive (2)	131,152	312,539	45,341	163,860
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
The following table summarizes the dividend activity during the nine months ended September 30, 2024 and the calendar year 2023:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 25, 2023	$0.22	February 8, 2023	February 22, 2023
April 19, 2023	$0.22	May 4, 2023	May 18, 2023
July 19, 2023	$0.22	August 2, 2023	August 16, 2023
October 18, 2023	$0.22	November 1, 2023	November 15, 2023
January 24, 2024	$0.23	February 8, 2024	February 22, 2024
April 24, 2024	$0.23	May 8, 2024	May 22, 2024
July 24, 2024	$0.23	August 7, 2024	August 21, 2024
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
(c) Stock Repurchase Program
The Company has had various stock repurchase programs since March 1999. On April 24, 2024, the Company's Board of Directors announced the repurchase of up to 5% of the Company's outstanding common shares or 1,734,492 shares in total, under a new repurchase program, with 1,155,452 shares remaining available for repurchase as of September 30, 2024. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on business and market conditions, regulatory requirements, availability of funds, and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice. The new repurchase program superseded the previous stock repurchase program authorized in March 2020 which allowed for the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares.

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
Derivative Financial Instruments:
The Company obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Company has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2024 and December 31, 2023, the Company assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Company has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2024
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$13,054	$—	$13,054	$—
Municipal securities	61,263	—	61,263	—
Residential CMO and MBS(1)	427,048	—	427,048	—
Commercial CMO and MBS(1)	328,861	—	328,861	—

	September 30, 2024
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Corporate obligations	11,706	—	11,706	—
Other asset-backed securities	10,847	—	10,847	—
Total investment securities available for sale	852,779	—	852,779	—
Equity security	287	287	—	—
Derivative assets - interest rate swaps	17,366	—	17,366	—
Liabilities
Derivative liabilities - interest rate swaps	$17,366	$—	$17,366	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$13,750	$—	$13,750	$—
Municipal securities	79,525	—	79,525	—
Residential CMO and MBS(1)	512,049	—	512,049	—
Commercial CMO and MBS(1)	504,258	—	504,258	—
Corporate obligations	7,613	—	7,613	—
Other asset-backed securities	17,158	—	17,158	—
Total investment securities available for sale	1,134,353	—	1,134,353	—
Equity security	314	314	—	—
Derivative assets - interest rate swaps	23,195	—	23,195	—
Liabilities
Derivative liabilities - interest rate swaps	$23,195	$—	$23,195	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables present assets measured at fair value on a nonrecurring basis at September 30, 2024 and December 31, 2023:

	Fair Value at September 30, 2024
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral-dependent loans:
Commercial business:
Owner-occupied CRE	$2,449	$—	$—	$2,449
Total assets measured at fair value on a nonrecurring basis	$2,449	$—	$—	$2,449

	Fair Value at December 31, 2023
	Total	Level 1	Level 2	Level 3

Collateral-dependent loans:
Owner-occupied CRE	$173	$—	$—	$173
Total assets measured at fair value on a nonrecurring basis	$173	$—	$—	$173

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the date indicated:

	September 30, 2024
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average (1)
	(Dollars in thousands)
Collateral-dependent loans	$2,449	Market approach	Adjustments to reflect current conditions and selling costs	10.0% - 10.0%	10.0%

	December 31, 2023
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average (1)
	(Dollars in thousands)
Collateral-dependent loans	$173	Market approach	Adjustments to reflect current conditions and selling costs	16.5% - 16.5%	16.5%
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
The following tables present the carrying value of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	September 30, 2024
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$175,572	$175,572	$175,572	$—	$—
Investment securities available for sale	852,779	852,779	—	852,779	—
Investment securities held to maturity	719,400	661,696	—	661,696	—
Loans receivable, net	4,628,088	4,598,146	—	—	4,598,146
Accrued interest receivable	20,102	20,102	209	5,138	14,755
Derivative assets - interest rate swaps	17,366	17,366	—	17,366	—
Equity security	287	287	287	—	—
Financial Liabilities:
Non-maturity deposits	$4,762,932	$4,762,932	$4,762,932	$—	$—
Certificates of deposit	945,560	956,950	—	956,950	—
Borrowings	382,000	382,457	—	382,457	—
Junior subordinated debentures	21,985	19,677	—	—	19,677
Accrued interest payable	3,909	3,909	58	3,778	73
Derivative liabilities - interest rate swaps	17,366	17,366	—	17,366	—

	December 31, 2023
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$224,973	$224,973	$224,973	$—	$—
Investment securities available for sale	1,134,353	1,134,353	—	1,134,353	—
Investment securities held to maturity	739,442	662,450	—	662,450	—
Loans receivable, net	4,287,628	4,159,513	—	—	4,159,513
Accrued interest receivable	19,518	19,518	96	6,127	13,295
Derivative assets - interest rate swaps	23,195	23,195	—	23,195	—
Equity security	314	314	314	—	—
Financial Liabilities:
Non-maturity deposits	$4,906,899	$4,906,899	$4,906,899	$—	$—
Certificates of deposit	692,973	701,029	—	701,029	—
Borrowings	500,000	499,861	—	499,861	—
Junior subordinated debentures	21,765	19,750	—	—	19,750
Accrued interest payable	13,026	13,026	63	12,880	83
Derivative liabilities - interest rate swaps	23,195	23,195	—	23,195	—

(9)     Income Taxes
The following table presents the reconciliation of income taxes computed at the Federal statutory income tax rate of 21% to the actual effective rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(Dollars in thousands)
Income tax expense at Federal statutory rate	$2,744	$4,577	$7,545	$13,931
State tax, net of Federal tax benefit	118	196	326	597
Tax-exempt instruments	(240)	(344)	(710)	(961)
LIHTC	(991)	(615)	(2,975)	(2,115)
Effects of BOLI	(168)	(169)	(534)	(442)
Restricted stock unit excess liability	—	2	267	106
Other, net	180	(69)	680	(300)
Income tax expense	$1,643	$3,578	$4,599	$10,816

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
The carrying values of LIHTC investments were $192.3 million and $207.3 million as of September 30, 2024 and December 31, 2023, respectively. The proportional amortization for LIHTC during the three months ended September 30, 2024 and 2023 was $4.9 million and $4.2 million, respectively, and during the nine months ended September 30, 2024 and 2023 was $14.9 million and $12.3 million, respectively.
There were no significant modifications or events that resulted in a change in the nature or change in the underlying project for LIHTC investments at September 30, 2024 or December 31, 2023.

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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$577,763	$542,975
Owner-occupied CRE	3,352	8,731
Non-owner occupied CRE	14,851	26,534
Total commercial business	595,966	578,240
Real estate construction and land development:
Residential	31,699	46,924
Commercial and multifamily	167,561	308,206
Total real estate construction and land development	199,260	355,130
Consumer	347,134	335,729
Total outstanding commitments	$1,142,360	$1,269,099

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the three and nine months ended September 30, 2024. The information contained in this section should be read together with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Cautionary Note Regarding Forward-Looking Statements included herein and the December 31, 2023 audited Consolidated Financial Statements, and the accompanying Notes included in our 2023 Annual Form 10-K.

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
Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of gains or losses on sale of investment securities, service charges and other fees, card revenue and other income. Noninterest expense consists primarily of compensation and employee benefits, occupancy and equipment, data processing and professional services. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses are the fixed and variable costs of buildings and equipment, and consist primarily of lease expenses, depreciation charges, maintenance and utilities. Data processing consists primarily of processing and network services related to the Bank’s core operating system, including the account processing system, electronic payments processing of products and services, internet and mobile banking channels and software-as-a-service providers. Professional services consist primarily of third-party service providers such as auditors, consultants and lawyers.
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

Results of Operations
Net Income Overview
Comparison of the quarter ended September 30, 2024 to the comparable quarter in the prior year
Net income decreased $6.8 million, or 37.3%, to $11.4 million, or $0.33 per diluted common share, for the three months ended September 30, 2024, compared to $18.2 million, or $0.51 per diluted common share, for the same period in 2023.
The decrease in net income was primarily due to a $9.0 million increase in interest expense from higher funding costs and a pre-tax loss of $6.9 million on the sale of investment securities in connection with management's strategic repositioning of the Company's balance sheet during the three months ended September 30, 2024,
The decline in net income was partially offset by a $6.4 million increase in income due to increased yields earned on interest earning assets as a result of higher market interest rates and a $1.7 million decrease in noninterest expense due to management's expense management initiatives which included a reduction in full-time equivalent employees ("FTE") to 749 at September 30, 2024 compared to 821 at September 30, 2023 and technology-related contract renewals and terminations.

Comparison of the nine months ended September 30, 2024 to the comparable period in the prior year.
Net income decreased $24.2 million, or 43.6%, to $31.3 million, or $0.90 per diluted common share, for the nine months ended September 30, 2024 compared to $55.5 million, or $1.57 per diluted common share, for the same period in 2023.
The decrease in net income was due primarily to a $36.2 million increase in interest expense from higher funding costs and a pre-tax loss of $18.8 million on the sale of investment securities incurred during the nine months ended September 30, 2024 in connection with management's strategic repositioning of the Company's balance sheet. The Company sold investment securities with an amortized cost of $260.8 million and an estimated weighted average book yield of 2.27% and purchased $33.1 million of investment securities with an estimated weighted average book yield of 6.05% during the nine months ended September 30, 2024. The remaining proceeds from investment sales were invested in loans.
The decline in net income was partially offset by a $20.5 million increase in interest income due to an increase in yields earned on interest earning assets as a result of higher market interest rates and a decrease in noninterest expense of $5.1 million due to management's expense management initiatives, which included a reduction in FTE and technology-related contract renewals and terminations.

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
Comparison of the quarter ended September 30, 2024 to the comparable quarter in the prior year
The following table provides relevant net interest income information for the periods indicated:

	Three Months Ended September 30,
	2024			2023			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2)(3)	$4,555,090	$64,138	5.60%	$4,201,554	$56,119	5.30%	$353,536	$8,019	0.30%
Taxable securities	1,604,529	13,472	3.34	1,931,649	14,590	3.00	(327,120)	(1,118)	0.34
Nontaxable securities (3)	17,482	159	3.62	60,654	448	2.93	(43,172)	(289)	0.69
Interest earning deposits	150,384	2,048	5.42	169,186	2,310	5.42	(18,802)	(262)	—
Total interest earning assets	6,327,485	79,817	5.02%	6,363,043	73,467	4.58%	(35,558)	6,350	0.44%
Noninterest earning assets	855,436			849,689			5,747
Total assets	$7,182,921			$7,212,732			$(29,811)
Interest Bearing Liabilities:
Certificates of deposit	$906,743	$10,052	4.41%	$553,015	$4,585	3.29%	$353,728	$5,467	1.12%
Savings accounts	445,926	220	0.20	523,882	172	0.13	(77,956)	48	0.07
Interest bearing demand and money market accounts	2,644,827	9,984	1.50	2,764,251	7,120	1.02	(119,424)	2,864	0.48
Total interest bearing deposits	3,997,496	20,256	2.02	3,841,148	11,877	1.23	156,348	8,379	0.79
Junior subordinated debentures	21,946	541	9.81	21,649	540	9.90	297	1	(0.09)
Securities sold under agreement to repurchase	—	—	—	31,729	38	0.48	(31,729)	(38)	(0.48)
Borrowings	452,364	6,062	5.33	451,032	5,394	4.74	1,332	668	0.59
Total interest bearing liabilities	4,471,806	26,859	2.39%	4,345,558	17,849	1.63%	126,248	9,010	0.76%
Noninterest bearing demand deposits	1,677,984			1,859,374			(181,390)
Other noninterest bearing liabilities	175,332			186,306			(10,974)
Stockholders’ equity	857,799			821,494			36,305
Total liabilities and stock-holders’ equity	$7,182,921			$7,212,732			$(29,811)
Net interest income and spread		$52,958	2.63%		$55,618	2.95%		$(2,660)	(0.32)%
Net interest margin			3.33%			3.47%			(0.14)%
(1) Average balances are calculated using daily balances. Average yield/rate is annualized.
(2) Average loans receivable, net includes loans held for sale and loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable, net includes the amortization of net deferred loan fees of $938,000 and $940,000 for the three months ended September 30, 2024 and 2023, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.
The following table provides the changes in net interest income for the three months ended September 30, 2024 compared to the same period in 2023, due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and rates allocated proportionately to the absolute value of changes due to volume and changes due to rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$4,878	$3,141	$8,019
Taxable securities	(2,637)	1,519	(1,118)
Nontaxable securities	(375)	86	(289)
Interest earning deposits	(256)	(6)	(262)
Total interest income	$1,610	$4,740	$6,350
Interest Bearing Liabilities:
Certificates of deposit	$3,580	$1,887	$5,467
Savings accounts	(29)	77	48
Interest bearing demand and money market accounts	(320)	3,184	2,864
Total interest bearing deposits	3,231	5,148	8,379
Junior subordinated debentures	7	(6)	1
Securities sold under agreement to repurchase	(19)	(19)	(38)
Borrowings	16	652	668
Total interest expense	$3,235	$5,775	$9,010
Net interest income	$(1,625)	$(1,035)	$(2,660)
Net interest income decreased $2.7 million, or 4.8%, to $53.0 million for the three months ended September 30, 2024, compared to $55.6 million for the same period in 2023 due primarily to a $9.0 million increase in total interest expense, offset partially by a $6.4 million increase in total interest income.
Total interest income increased to $79.8 million for the three months ended September 30, 2024, compared to $73.5 million for the same period in 2023. The increase was primarily due to a $8.0 million increase in interest income on loans receivable, net, offset partially by a $1.4 million decrease in interest income on investment securities during the three months ended September 30, 2024 as compared to the same period in 2023. Interest income on loans receivable, net, increased due to increases in both the average yield earned on and the average outstanding balance of those assets. The yield earned on loans receivable, net, increased 30 basis points to 5.60% and the average balance of loans receivable, net, increased $353.5 million to $4.56 billion during the three months ended September 30, 2024, as compared to the same period in 2023.
Interest income on investment securities decreased $1.4 million due to a decrease in the average balance of investment securities, offset partially by an increase in the yield earned on these securities due primarily to rising interest rates and sales of lower yielding securities. The yield on taxable securities increased 34 basis points to 3.34% and average balances decreased $327.1 million to $1.60 billion during the three months ended September 30, 2024 compared to 3.00% and average balances of $1.93 billion during the same period in 2023.
Total interest expense increased to $26.9 million during the three months ended September 30, 2024 compared to $17.8 million for the same period in 2023. The increase was due primarily to a $8.4 million increase in interest expense on interest bearing deposits and a $0.7 million increase in interest expense on borrowings during the three months ended September 30, 2024, as compared to the same period in 2023. The increase in interest expense on interest bearing deposits was due primarily to a 79 basis point increase in the average rate to 2.02% for the three months ended September 30, 2024, as compared to 1.23% for the same period in 2023 due to competitive rate pressures, and to a lesser extent, a $353.7 million increase in the average balance of certificates of deposit which are generally at higher rates than other deposit products.
Net interest margin decreased 14 basis points to 3.33% for the three months ended September 30, 2024 compared to 3.47% for the same period in 2023.

Comparison of nine months ended September 30, 2024 to the comparable period in the prior year
The following table provides relevant net interest income information for the periods indicated:

	Nine Months Ended September 30,
	2024			2023			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net (2)(3)	$4,425,234	$182,608	5.51%	$4,129,429	$160,192	5.19%	$295,805	$22,416	0.32%
Taxable securities	1,699,995	42,462	3.34	1,975,818	44,021	2.98	(275,823)	(1,559)	0.36

	Nine Months Ended September 30,
	2024			2023			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Nontaxable securities (3)	19,193	505	3.51	71,702	1,554	2.90	(52,509)	(1,049)	0.61
Interest earning deposits	126,970	5,177	5.45	114,753	4,436	5.17	12,217	741	0.28
Total interest earning assets	6,271,392	230,752	4.91%	6,291,702	210,203	4.47%	(20,310)	20,549	0.44%
Noninterest earning assets	856,198			848,035			8,163
Total assets	$7,127,590			$7,139,737			$(12,147)
Interest Bearing Liabilities:
Certificates of Deposit	$826,575	$26,852	4.34%	$442,301	$8,292	2.51%	$384,274	$18,560	1.83%
Savings accounts	457,989	640	0.19	558,467	471	0.11	(100,478)	169	0.08
Interest bearing demand and money market accounts	2,643,478	27,605	1.39	2,791,695	16,249	0.78	(148,217)	11,356	0.61
Total interest bearing deposits	3,928,042	55,097	1.87	3,792,463	25,012	0.88	135,579	30,085	0.99
Junior subordinated debentures	21,874	1,627	9.94	21,576	1,521	9.43	298	106	0.51
Securities sold under agreement to repurchase	—	—	—	38,187	148	0.52	(38,187)	(148)	(0.52)
Borrowings	484,300	18,427	5.08	339,296	12,238	4.82%	145,004	6,189	0.26
Total interest bearing liabilities	4,434,216	75,151	2.26%	4,191,522	38,919	1.24%	242,694	36,232	1.02%
Noninterest bearing demand deposits	1,657,867			1,942,134			(284,267)
Other noninterest bearing liabilities	186,081			186,469			(388)
Stockholders’ equity	849,426			819,612			29,814
Total liabilities and stock-holders’ equity	$7,127,590			$7,139,737			$(12,147)
Net interest income and spread		$155,601	2.65%		$171,284	3.23%		$(15,683)	(0.58)%
Net interest margin			3.31%			3.64%			(0.33)%
(1) Average balances are calculated using daily balances. Average yield/rate is annualized.
(2) Average loans receivable, net includes loans held for sale and loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable, net includes the amortization of net deferred loan fees of $2.7 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.
The following table provides the changes in net interest income for the nine months ended September 30, 2024 compared to the same period in 2023, due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and rates allocated proportionately to the absolute value of changes due to volume and changes due to rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$11,862	$10,554	$22,416
Taxable securities	(6,543)	4,984	(1,559)
Nontaxable securities	(1,327)	278	(1,049)
Interest earning deposits	489	252	741
Total interest income	$4,481	$16,068	$20,549
Interest Bearing Liabilities:
Certificates of deposit	$10,067	$8,493	$18,560
Savings accounts	(97)	266	169
Interest bearing demand and money market accounts	(906)	12,262	11,356
Total interest bearing deposits	9,064	21,021	30,085
Junior subordinated debentures	21	85	106
Securities sold under agreement to repurchase	(74)	(74)	(148)

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total
	(Dollars in thousands)
Borrowings	5,484	705	6,189
Total interest expense	$14,495	$21,737	$36,232
Net interest income	$(10,014)	$(5,669)	$(15,683)
Net interest income decreased $15.7 million, or 9.2%, to $155.6 million for the nine months ended September 30, 2024, as compared to $171.3 million for the same period in 2023, due primarily to an increase in total interest expense offset partially by an increase in total interest income.
Total interest income increased $20.5 million, or 9.8%, to $230.8 million for the nine months ended September 30, 2024, compared to $210.2 million for the same period in 2023. The increase was primarily due to a $22.4 million increase in interest income on loans receivable, net, and a $0.7 million increase in interest income on interest earning deposits, offset partially by a $2.6 million decrease in interest income on investment securities during the nine months ended September 30, 2024 as compared to the same period in 2023. Interest income on loans receivable, net, and interest earning deposits increased due to increases in both the average yield earned on and the average outstanding balance of those assets. The yield earned on loans receivable, net increased 32 basis points to 5.51% and the average balance of loans receivable, net, increased $295.8 million to $4.43 billion during the nine months ended September 30, 2024, as compared to the same period in 2023. Similarly, the yield earned on interest earning deposits increased 28 basis points to 5.45% and the average balance of those deposits increased $12.2 million to $127.0 million during nine months ended September 30, 2024, as compared to the same period in 2023.
Interest income on investment securities decreased $2.6 million due to a decrease in the average balance of investment securities, offset partially by an increase in the yield earned on these securities due primarily to rising interest rates and sales of lower yielding securities. The yield on taxable securities increased 36 basis points to 3.34% and average balances decreased $275.8 million to $1.70 billion during the nine months ended September 30, 2024 compared to 2.98% and average balances of $1.98 billion during the same period in 2023.
Total interest expense increased $36.2 million, or 93.1%, to $75.2 million during the nine months ended September 30, 2024, compared to $38.9 million for the same period in 2023. The increase was due primarily to a $30.1 million increase in interest expense on interest bearing deposits and a $6.2 million increase in interest expense on borrowings during the nine months ended September 30, 2024, as compared to the same period in 2023. The increase in interest expense on deposits was due primarily to a 99 basis point increase in the average rate of interest bearing deposits to 1.87% for the nine months ended September 30, 2024, as compared to 0.88% for the same period in 2023, due to competitive rate pressures, and to a lesser extent, a $384.3 million increase in the average balance of certificates of deposit which are generally at higher rates than other deposit products. The increase of interest expense on borrowings was due primarily to a $145.0 million increase in average balances.
Net interest margin decreased 33 basis points to 3.31% for the nine months ended September 30, 2024, compared to 3.64% for the same period in 2023.

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
Comparison of the quarter ended September 30, 2024 to the comparable quarter in the prior year
The following table presents the provision for (reversal of) credit losses for the periods indicated:

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Provision for (reversal of) credit losses on loans	$2,705	$(635)	$3,340	526.0%
Reversal of provision for credit losses on unfunded commitments	(266)	(243)	(23)	(9.5)
Provision for credit losses	$2,439	$(878)	$3,317	377.8%
The provision for credit losses on loans reflects the amount required to maintain the ACL on loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves and is impacted by quarterly charge-offs and recoveries. The provision for credit losses on loans was $2.7 million during the three months ended September 30, 2024 and was primarily driven by $2.5 million in net charge-offs recognized and loan growth during the quarter. The net charge-offs of $2.5 million resulted primarily from one owner-occupied commercial real estate loan that migrated to nonaccrual status during the quarter. This loan was rated Substandard at the time of the charge-off and has been managed by our Special Assets Departments since December 2022.
Future assessments of the expected credit losses will be impacted not only by changes in the composition of and amount of loans and to the reasonable and supportable forecast, but also by an updated assessment of qualitative factors, as well as consideration of any changes in the reasonable and supportable forecast reversion period. The reversal of provision for credit losses on unfunded commitments recognized during the three months ended September 30, 2024 was due primarily to a decrease in the unfunded exposure on construction loans.
The reversal of provision for credit losses on loans was $635,000 during the three months ended September 30, 2023 due primarily to net recoveries of $1.2 million in connection with the payoff of one nonaccrual loan. The reversal of provision for credit losses on unfunded commitments recognized during the three months ended September 30, 2023 was due primarily to an increase in loan utilization rates in commercial and industrial loans which reduced the unfunded exposure.

Comparison of the nine months ended September 30, 2024 to the comparable period in the prior year
The following table presents the provision for (reversal of) credit losses for the periods indicated:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Provision for credit losses on loans	$5,879	$3,066	$2,813	91.7%
Reversal of provision for credit losses on unfunded commitments	(780)	(210)	(570)	271.4
Provision for credit losses	$5,099	$2,856	$2,243	78.5%
The $5.9 million provision for credit losses on loans during the nine months ended September 30, 2024 was due primarily to $2.5 million in net charge-offs and an increase in loans receivable as well as a change in mix of loans. The $780,000 reversal of provision for credit losses on unfunded commitments during the nine months ended September 30, 2024 was due primarily to a $110.4 million decrease in the unfunded exposure on construction loans which reduced the unfunded exposure and secondarily due to an increase in loan utilization rates.
The $3.1 million provision for credit losses recognized during the nine months ended September 30, 2023 was due primarily to an increase in loans receivable as well as a change in mix of loans offset partially by net recoveries of $895,000. The $210,000 reversal of provision for credit losses on unfunded commitments recognized during the nine months ended September 30, 2023 was due primarily to an increase in loan utilization rates in commercial and industrial loans which reduced the unfunded exposure.

Noninterest Income Overview
Comparison of the three months ended September 30, 2024 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Service charges and other fees	$2,788	$2,856	$(68)	(2.4)%
Card revenue	2,134	2,273	(139)	(6.1)
Loss on sale of investment securities, net	(6,945)	(1,940)	(5,005)	258.0
Gain on sale of loans, net	—	157	(157)	(100.0)
Interest rate swap fees	—	62	(62)	(100.0)
Bank owned life insurance income	860	734	126	17.2
Gain on sale of other assets, net	1,480	—	1,480	100.0
Other income	1,520	2,129	(609)	(28.6)
Total noninterest income	$1,837	$6,271	$(4,434)	(70.7)%
Noninterest income decreased $4.4 million from the same period in 2023, due primarily to a $6.9 million pre-tax loss on the sale of investment securities during the three months ended September 30, 2024, as compared to a $1.9 million pre-tax loss on the sale of investment securities recognized in the same period in 2023, both as part of the Company's strategic balance sheet repositioning efforts. Other income declined due to a $610,000 gain on sale of the Ellensburg, WA branch deposits recognized during the three months ended September 30, 2023. The decrease was partially offset by an increase in gain on sale of other assets, net which was due to a $1.5 million gain on the sale of an administrative building recognized during the three months ended September 30, 2024.

Comparison of nine months ended September 30, 2024 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Service charges and other fees	$8,393	$8,162	$231	2.8%
Card revenue	5,903	6,396	(493)	(7.7)
Loss on sale of investment securities, net	(18,839)	(2,226)	(16,613)	746.3
Gain on sale of loans, net	26	307	(281)	(91.5)
Interest rate swap fees	52	230	(178)	(77.4)
Bank owned life insurance income	2,711	2,280	431	18.9
Gain on sale of other assets, net	1,529	2	1,527	76,350.0
Other income	4,408	6,659	(2,251)	(33.8)
Total noninterest income	$4,183	$21,810	$(17,627)	(80.8)%
Noninterest income decreased $17.6 million, or 80.8%, during the nine months ended September 30, 2024 compared to the same period in 2023, due primarily to a pre-tax loss on sale of investment securities of $18.8 million recognized during the nine months ended September 30, 2024 as a result of the sale of investment securities with an amortized cost of $260.8 million in connection with the Company's strategic balance sheet repositioning efforts. Other income decreased due primarily to a one-time $1.6 million gain on sale of Visa Inc. Class B common stock and a $610,000 gain on the sale of the Ellensburg, WA branch deposits recognized during the nine months ended September 30, 2023. Card revenue declined modestly due to a reduction in card activity as non-maturity deposit balances have declined. The decrease was partially offset by an increase in gain on sale of other assets, net which was due to a $1.5 million gain on the sale of an administrative building recognized during the nine months ended September 30, 2024.

Noninterest Expense Overview
Comparison of three months ended September 30, 2024 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Compensation and employee benefits	$24,367	$25,008	$(641)	(2.6)%
Occupancy and equipment	4,850	4,814	36	0.7
Data processing	3,915	4,116	(201)	(4.9)
Marketing	128	389	(261)	(67.1)
Professional services	490	582	(92)	(15.8)
State/municipal business and use taxes	1,249	1,088	161	14.8
Federal deposit insurance premium	824	818	6	0.7
Amortization of intangible assets	399	595	(196)	(32.9)
Other expense	3,068	3,560	(492)	(13.8)
Total noninterest expense	$39,290	$40,970	$(1,680)	(4.1)%
Noninterest expense decreased $1.7 million, or 4.1%, during the three months ended September 30, 2024 compared to the same period in 2023, primarily due to a decrease in compensation and employee benefits expense as a result of a reduction in full-time equivalent employees to 749 at September 30, 2024 from 821 at September 30, 2023, in connection with expense management initiatives. These expense management initiatives also impacted data processing expense, which decreased primarily due to a decline in ongoing costs resulting from prior technology-related contract renewals and terminations and decreased marketing and other expense.

Comparison of the nine months ended September 30, 2024 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Compensation and employee benefits	$74,291	$75,325	$(1,034)	(1.4)%
Occupancy and equipment	14,547	14,372	175	1.2
Data processing	10,732	12,427	(1,695)	(13.6)
Marketing	583	1,232	(649)	(52.7)
Professional services	1,852	1,961	(109)	(5.6)
State/municipal business and use taxes	3,709	3,150	559	17.7
Federal deposit insurance premium	2,431	2,465	(34)	(1.4)
Amortization of intangible assets	1,241	1,841	(600)	(32.6)
Other expense	9,370	11,127	(1,757)	(15.8)
Total noninterest expense	$118,756	$123,900	$(5,144)	(4.2)%
Noninterest expense decreased $5.1 million, or 4.2%, during the nine months ended September 30, 2024 compared to the same period in 2023 due primarily to a decrease in data processing and other expense. Data processing expense decreased primarily due to a decline in ongoing costs resulting from technology-related contract renewals and terminations. Other expense decreased primarily due to a decline in customer deposit loss expense and employee related expense, which included additional expenses related to calling efforts for the newly added teams, as well as a general increase in operating costs incurred during the nine months ended September 30, 2023. Amortization of intangible assets decreased due to the full amortization of the core deposit intangible from one acquisition. Compensation and employee benefits expense decreased due primarily to a decline in the average number of full-time equivalent employees as a result of expense management initiatives during the nine months ended September 30, 2024. This was offset partially by an increase in state/municipal business and use tax expense due primarily to an increase in gross revenue.

Income Tax Expense Overview
Comparison of the three months ended September 30, 2024 to the comparable period in the prior year
The following table presents the income tax expense, and related metrics and change for the periods indicated:

	Three Months Ended September 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Income before income taxes	$13,066	$21,797	$(8,731)	(40.1)%
Income tax expense	$1,643	$3,578	$(1,935)	(54.1)%
Effective income tax rate	12.6%	16.4%	(3.8)%	(23.2)%
Income tax expense and the effective income tax rate both decreased due primarily to lower estimated pre-tax income, which increased the impact of favorable permanent tax items such as tax-exempt investments, investments in BOLI and LIHTC investments during the three months ended September 30, 2024 compared to the same period in 2023.

Comparison of the nine months ended September 30, 2024 to the comparable period in the prior year.
The following table presents the income tax expense and related metrics and the change for the periods indicated:

	Nine Months Ended September 30,		Change
	2024	2023	$	%
	(Dollars in thousands)
Income before income taxes	$35,929	$66,338	$(30,409)	(45.8)%
Income tax expense	$4,599	$10,816	$(6,217)	(57.5)%
Effective income tax rate	12.8%	16.3%	(3.5)%	(21.5)%

Income tax expense and the effective income tax rate both decreased due primarily to lower estimated pre-tax income during the nine months ended September 30, 2024 compared to the same period in 2023 which increased the impact of favorable permanent tax items such as tax-exempt investments, investments in BOLI and LIHTC investments.

Financial Condition Overview
The following table provides a comparison of the changes in the Company's financial condition at the periods indicated:

	September 30, 2024	December 31, 2023	Change
			$	%
	(Dollars in thousands)
Assets
Cash and cash equivalents	$175,572	$224,973	$(49,401)	(22.0)%
Investment securities available for sale, at fair value, net	852,779	1,134,353	(281,574)	(24.8)
Investment securities held to maturity, at amortized cost, net	719,400	739,442	(20,042)	(2.7)
Loans receivable, net	4,628,088	4,287,628	340,460	7.9
Premises and equipment, net	72,500	74,899	(2,399)	(3.2)
Federal Home Loan Bank stock, at cost	16,993	4,186	12,807	305.9
Bank owned life insurance	127,248	125,655	1,593	1.3
Accrued interest receivable	20,102	19,518	584	3.0
Prepaid expenses and other assets	296,190	318,571	(22,381)	(7.0)
Other intangible assets, net	3,552	4,793	(1,241)	(25.9)
Goodwill	240,939	240,939	—	—
Total assets	$7,153,363	$7,174,957	$(21,594)	(0.3)%

Liabilities and Stockholders' Equity
Total deposits	$5,708,492	$5,599,872	$108,620	1.9%
Borrowings	382,000	500,000	(118,000)	(23.6)
Junior subordinated debentures	21,985	21,765	220	1.0
Accrued expenses and other liabilities	166,372	200,059	(33,687)	(16.8)
Total liabilities	6,278,849	6,321,696	(42,847)	(0.7)
Common stock	534,917	549,748	(14,831)	(2.7)
Retained earnings	383,127	375,989	7,138	1.9
Accumulated other comprehensive loss, net	(43,530)	(72,476)	28,946	39.9
Total stockholders' equity	874,514	853,261	21,253	2.5
Total liabilities and stockholders' equity	$7,153,363	$7,174,957	$(21,594)	(0.3)%
Total assets decreased due primarily to sales of investment securities available for sale as part of the Company's strategic balance sheet repositioning discussed above, and a decline in cash and cash equivalents. The decrease was offset partially by an increase in loans receivable, net due to loan growth. Total liabilities and stockholders' equity decreased due primarily to a decrease in borrowings, accrued expenses and other liabilities, offset partially by an increase in deposits due to deposit growth and an increase in stockholders' equity due to a decline in accumulated other comprehensive loss, net.

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

The following table provides information regarding our investment securities at the dates indicated:

	September 30, 2024		December 31, 2023		Change
	Balance	% of Total	Balance	% of Total	$	%
	(Dollars in thousands)
Investment securities available for sale, at fair value:
U.S. government and agency securities	$13,054	0.8%	$13,750	0.7%	$(696)	(5.1)%
Municipal securities	61,263	3.9	79,525	4.2	(18,262)	(23.0)
Residential CMO and MBS(1)	427,048	27.2	512,049	27.3	(85,001)	(16.6)
Commercial CMO and MBS(1)	328,861	20.9	504,258	27.0	(175,397)	(34.8)
Corporate obligations	11,706	0.7	7,613	0.4	4,093	53.8
Other asset-backed securities	10,847	0.7	17,158	0.9	(6,311)	(36.8)
Total	$852,779	54.2%	$1,134,353	60.5%	$(281,574)	(24.8)%

Investment securities held to maturity, at amortized cost:
U.S. government and agency securities	$151,181	9.6%	$151,075	8.1%	$106	0.1%
Residential CMO and MBS(1)	249,589	15.9	267,204	14.3	(17,615)	(6.6)
Commercial CMO and MBS(1)	318,630	20.3	321,163	17.1	(2,533)	(0.8)
Total	$719,400	45.8%	$739,442	39.5%	$(20,042)	(2.7)%

Total investment securities	$1,572,179	100.0%	$1,873,795	100.0%	$(301,616)	(16.1)%
(1) U.S. government agency and government-sponsored enterprise CMO and MBS obligations.
Total investment securities decreased $301.6 million, or 16.1%, to $1.57 billion at September 30, 2024 from $1.87 billion at December 31, 2023, due primarily to the sale of investment securities with an amortized cost of $260.8 million at a pre-tax loss of $18.8 million during the nine months ended September 30, 2024, and offset partially by investment purchases of $33.1 million as part of the Company's strategic balance sheet repositioning discussed above. Additionally, there were investment maturities and repayments of $111.5 million during the nine months ended September 30, 2024.

Loan Portfolio Overview
Changes by loan type
The Company originates a wide variety of loans with a focus on commercial business loans. In addition to originating loans, the Company may also acquire loans through pool purchases, participation purchases and syndicated loan purchases. The following table provides information about our loan portfolio by type of loan at the dates indicated:

	September 30, 2024		December 31, 2023		Change
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	$	%
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$824,134	17.6%	$718,291	16.6%	$105,843	14.7%
Owner-occupied CRE	987,084	21.1	958,620	22.1	28,464	3.0
Non-owner occupied CRE	1,835,609	39.3	1,697,574	39.1	138,035	8.1
Total commercial business	3,646,827	78.0	3,374,485	77.8	272,342	8.1
Residential real estate	408,982	8.7	375,342	8.7	33,640	9.0
Real estate construction and land development:
Residential	79,325	1.7	78,610	1.8	715	0.9
Commercial and multifamily	378,322	8.1	335,819	7.7	42,503	12.7
Total real estate construction and land development	457,647	9.8	414,429	9.5	43,218	10.4

	September 30, 2024		December 31, 2023		Change
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	$	%
	(Dollars in thousands)
Consumer	166,023	3.5	171,371	4.0	(5,348)	(3.1)
Total	$4,679,479	100.0%	$4,335,627	100.0%	$343,852	7.9%
Loans receivable increased $343.9 million, or 7.9%, to $4.68 billion at September 30, 2024 from $4.34 billion at December 31, 2023. New loans funded in the nine months ended September 30, 2024 totaled $445.3 million and loan prepayments were $132.4 million.
Non-owner occupied CRE loans increased $138.0 million, or 8.1%, due primarily to new loan production of $98.1 million during the nine months ended September 30, 2024 and advances on outstanding commitments. Commercial and industrial loans increased $105.8 million, or 14.7%, due primarily to new loan production of $176.2 million during the nine months ended September 30, 2024, offset by pay downs on outstanding balances. Commercial and multifamily construction loans increased $42.5 million, or 12.7%, due primarily to advances on outstanding commitments. Residential real estate loans increased $33.6 million, or 9.0%, due primarily to loan purchases during the nine months ended September 30, 2024.
The following table provides information about owner occupied CRE and non-owner occupied CRE loans by collateral type at the dates indicated:

	September 30, 2024		December 31, 2023		Change
	Amortized Cost	% of CRE Loans	Amortized Cost	% of CRE Loans	$	%
	(Dollars in thousands)
Owner occupied and non-owner occupied CRE loans by collateral type:
Office	$554,449	19.6%	$555,822	20.9%	$(1,373)	(0.2)%
Industrial	467,926	16.6	418,651	15.8	49,275	11.8
Multi-family	412,201	14.6	305,499	11.5	106,702	34.9
Retail store / shopping center	298,010	10.6	285,926	10.8	12,084	4.2
Mini-storage	162,075	5.7	171,778	6.5	(9,703)	(5.6)
Mixed use property	156,161	5.5	154,674	5.8	1,487	1.0
Motel / hotel	154,091	5.5	142,172	5.4	11,919	8.4
Warehouse	139,575	4.9	149,176	5.6	(9,601)	(6.4)
Single purpose	115,810	4.1	123,344	4.6	(7,534)	(6.1)
Recreational / school	69,117	2.4	67,791	2.6	1,326	2.0
Other	293,278	10.5	281,361	10.5	11,917	4.2
Total	$2,822,693	100.0%	$2,656,194	100.0%	$166,499	6.3%
Office loans represented the largest segment of owner-occupied and non-owner occupied CRE loans, totaling $554.4 million, or 19.6% of total CRE loans, at September 30, 2024. Of this total, $282.4 million, or 50.9%, were owner-occupied CRE loans. Owner-occupied CRE loans have a lower risk profile than non-owner occupied CRE loans as there is less tenant rollover risk and they generally have guarantees from the company occupying the space as well as the owners of the company. Multi-family loans increased $106.7 million to $412.2 million or 14.6% of total CRE loans, due primarily to completion of $69.4 million in commercial constructions converting to term CRE loans. The average loan balance of CRE loans was $1.3 million at September 30, 2024.
Loans classified as nonaccrual and nonperforming assets
The following table provides information about our nonaccrual loans and nonperforming assets for the dates indicated:

	September 30, 2024	December 31, 2023	Change
			$	%
	(Dollars in thousands)
Nonaccrual loans: (1)
Commercial business	$4,301	$4,468	$(167)	(3.7)%
Total nonaccrual loans	4,301	4,468	(167)	(3.7)

	September 30, 2024	December 31, 2023	Change
			$	%
Accruing loans past due 90 days or more	$5,347	$1,293	$4,054	313.5%
Total nonperforming loans	9,648	5,761	3,887	67.5
Other real estate owned	—	—	—	—
Total nonperforming assets	$9,648	$5,761	$3,887	67.5%

Credit quality ratios:
Nonaccrual loans to loans receivable	0.09%	0.10%	(0.01)	(10.0)
Nonperforming loans to loans receivable	0.21	0.13	0.08	61.5
Nonperforming assets to total assets	0.13	0.08	0.05	62.5
(1) At September 30, 2024 and December 31, 2023, $1.2 million and $3.2 million, respectively, of nonaccrual loans, were guaranteed by government agencies.
Nonaccrual loans decreased $167,000 to $4.3 million at September 30, 2024 as compared to $4.5 million at December 31, 2023 Additions during the nine months ended September 30, 2024 were due primarily to one $5.0 million owner occupied CRE loan of which $2.5 million was charged off. Payoffs during the nine months ended September 30, 2024 were due primarily to the payoff of one commercial and industrial loan relationship. The following table provides the changes in nonaccrual loans during the nine months ended September 30, 2024:

(Dollars in thousands)
Balance, beginning of period	$4,468
Additions	6,132
Net principal payments, sales and transfers to accruing status	(925)
Payoffs	(2,601)
Charge-offs	(2,773)
Balance, end of period	$4,301

Allowance for Credit Losses on Loans Overview
The following table provides information regarding our ACL on loans for the periods indicated:

	At or For the Nine Months Ended September 30,
	2024	2023	Change
	(Dollars in thousands)
ACL on loans at the end of period	$51,391	$46,947	$4,444

Credit quality ratios:
ACL on loans to loans receivable	1.10%	1.10%	—%
ACL on loans to nonaccrual loans	1,194.86	1,531.71	(336.85)

Net charge-offs (recoveries)	$2,487	$(895)	$3,382
Average balance of loans receivable, net during the period(1)	4,425,234	4,129,429	295,805
Net charge-offs (recoveries) on loans to average loans receivable, net(2)	0.08%	(0.03)%	0.11%
(1) Average balance of loans receivable, net includes loans held for sale.
(2) Annualized.

The ACL on loans increased $3.4 million, or 7.1%, to $51.4 million at September 30, 2024, compared to $48.0 million at December 31, 2023, due primarily to an increase in loans receivable, net and the change in mix of loans. The following table presents the ACL on loans by loan portfolio segment at the dates indicated:

	September 30, 2024			December 31, 2023
	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans
	(Dollars in thousands)
Commercial business	$37,167	1.02%	78.0%	$31,303	0.93%	77.8%
Residential real estate	3,604	0.88	8.7	3,473	0.93	8.7
Real estate construction and land development	8,465	1.85	9.8	10,876	2.62	9.5
Consumer	2,155	1.30	3.5	2,347	1.37	4.0
Total ACL on loans	$51,391	1.10%	100.0%	$47,999	1.11%	100.0%

Deposits Overview
The following table summarizes the Company's deposits at the dates indicated:

	September 30, 2024		December 31, 2023		Change
	Balance	% of Total Deposits	Balance	% of Total Deposits	$	%
	(Dollars in thousands)
Noninterest demand deposits	$1,682,219	29.5%	$1,715,847	30.6%	$(33,628)	(2.0)%
Interest bearing demand deposits	1,489,316	26.1	1,608,745	28.7	(119,429)	(7.4)
Money market accounts	1,148,720	20.1	1,094,351	19.5	54,369	5.0
Savings accounts	442,677	7.8	487,956	8.7	(45,279)	(9.3)
Total non-maturity deposits	4,762,932	83.5	4,906,899	87.5	(143,967)	(2.9)
Certificates of deposit	945,560	16.5	692,973	12.5	252,587	36.4
Total deposits	$5,708,492	100.0%	$5,599,872	100.0%	$108,620	1.9%
Total deposits increased $108.6 million, or 1.9%, to $5.71 billion at September 30, 2024, compared to $5.60 billion at December 31, 2023. Certificates of deposit increased $252.6 million, or 36.4%, to $945.6 million from $693.0 million and money market accounts increased $54.4 million, or 5.0%, to $1.15 billion from $1.09 billion primarily due to transfers from lower yielding non-maturity deposit accounts as customers moved balances to higher yielding accounts.

Borrowings Overview
The FHLB functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At September 30, 2024, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $1.35 billion. The Bank had $282.0 million FHLB advances outstanding at September 30, 2024, and no FHLB advances outstanding at December 31, 2023. Advances from the FHLB may be collateralized by FHLB stock owned by the Bank, deposits at the FHLB, certain commercial and residential real estate loans, investment securities or other assets. All FHLB advances at September 30, 2024 are short-term and mature in less than one year.
The Bank maintains a credit facility with the FRB through the Discount Window with available borrowing capacity of $287.7 million at September 30, 2024. The Bank had $100.0 million in BTFP borrowings outstanding at September 30, 2024, and $500.0 million at December 31, 2023. The remaining BTFP borrowings of $100.0 million mature in January 2025.
In addition to funds obtained in the ordinary course of business, the Company assumed trust preferred securities and the related junior subordinated debentures as part of a prior acquisition. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital. The junior subordinated debentures outstanding were $22.0 million as of September 30, 2024, and $21.8 million as of December 31, 2023, net of unaccreted discount.
The Bank maintains available unsecured federal funds lines with four correspondent banks totaling $145.0 million, with no outstanding borrowings at September 30, 2024.

Stockholders' Equity Overview
Total stockholders' equity increased $21.3 million, or 2.5%, to $874.5 million at September 30, 2024, compared to $853.3 million at December 31, 2023, due primarily to $31.3 million of net income recognized for the nine months ended September 30, 2024 and a $28.9 million decrease in accumulated other comprehensive loss, net, offset partially by $24.2 million in dividends paid to common shareholders and $18.1 million in common stock repurchases. The Company’s stockholders' equity to assets ratio was 12.2% at September 30, 2024, compared to 11.9% at December 31, 2023.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon receipt of dividends from the Bank, which is the Company’s predominant source of income. On October 23, 2024, the Company’s Board of Directors declared a regular quarterly dividend of $0.23 per common share payable on November 20, 2024 to shareholders of record on November 6, 2024.
On April 24, 2024, the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares or 1,734,492 shares, in total, under the new stock repurchase program. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on business and market conditions, regulatory requirements, availability of funds and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice. The new stock repurchase program superseded the previous stock repurchase program authorized in March 2020, which allowed for the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares.

Regulatory Requirements Overview
The Company is a bank holding company under the supervision of the Federal Reserve Bank. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the unaudited Condensed Consolidated Financial Statements and the Company's results of operations. Additionally, the Company and the Bank are required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. Management believes that, as of September 30, 2024, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of September 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories.
The following table summarizes the Company's consolidated and the Bank's capital actual ratios compared to the regulatory "adequately capitalized" capital ratio and the regulatory minimum capital ratio needed to qualify as a "well capitalized" institution, as calculated under regulatory guideline at the dates presented:

	Actual		Adequately Capitalized		Well-Capitalized (1)
	(Dollars in thousands)
September 30, 2024
Total capital ratio
Company	$747,694	13.6%	$440,140	8.0%	$550,175	10.0%
Bank	742,092	13.5	439,736	8.0	549,669	10.0
Tier 1 capital ratio
Company	697,408	12.7	330,105	6.0	440,140	8.0
Bank	691,806	12.6	329,802	6.0	439,736	8.0
Common equity Tier 1 capital ratio
Company	675,423	12.3	247,579	4.5	357,614	6.5
Bank	691,806	12.6	247,351	4.5	357,285	6.5
Leverage ratio
Company	697,408	9.9	280,769	4.0	350,961	5.0
Bank	691,806	9.9	280,578	4.0	350,722	5.0

	Actual		Adequately Capitalized		Well-Capitalized (1)
	(Dollars in thousands)
December 31, 2023
Total capital ratio
Company	$750,945	14.1%	$425,084	8.0%	$531,355	10.0%
Bank	732,379	13.8	424,808	8.0	531,009	10.0
Tier 1 capital ratio
Company	704,839	13.3	318,813	6.0	425,084	8.0
Bank	686,273	12.9	318,606	6.0	424,808	8.0
Common equity Tier 1 capital ratio
Company	683,074	12.9	239,110	4.5	345,381	6.5
Bank	686,273	12.9	238,954	4.5	345,156	6.5
Leverage ratio
Company	704,839	10.0	281,673	4.0	352,092	5.0
Bank	686,273	9.8	281,539	4.0	351,923	5.0
(1) The ratios to meet the requirements to be deemed “well-capitalized” under prompt corrective action regulations are only applicable to the Bank. However, the Company manages its capital position as if the requirements apply to the consolidated Company and has presented the ratios as if they also applied on a consolidated basis.
As of both September 30, 2024 and December 31, 2023, the capital measures reflected the revised CECL capital transition provisions adopted by the Federal Reserve and the FDIC that provided banking organizations that implemented CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay.

Liquidity and Capital Resources
We maintain sufficient cash and cash equivalents and investment securities to meet short-term liquidity needs and actively monitor our long-term liquidity position to ensure the availability of capital resources for contractual obligations, strategic loan growth objectives and to fund operations. Our funding strategy has been to focus on acquiring non-maturity deposits from our retail accounts, and noninterest bearing demand deposits from our commercial customers and to use our borrowing availability to fund growth in assets. Our liquidity policy permits the purchase of brokered deposits in an amount not to exceed 15% of the Company's total deposits as a secondary source for funding. The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $2.24 billion, or 39.3% of total deposits, at September 30, 2024 and $2.10 billion or 37.5% of total deposits, at December 31, 2023. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. At September 30, 2024, we had $135.0 million in brokered deposits, or 2.36% of total deposits, compared to $115.0 million, or 2.05% of total deposits, at December 31, 2023. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition so we adhere to internal management targets assigned to the loan to deposit ratio, liquidity ratio, net short-term non-core funding ratio and non-core liabilities to total assets ratio to ensure an appropriate liquidity position. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.
The following table summarizes the Company's available liquidity as of the dates indicated:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
On-balance sheet liquidity
Cash and cash equivalents	175,572	224,973
Unencumbered investment securities available for sale (1)	848,224	756,258
Total on-balance sheet liquidity	$1,023,796	$981,231
Off-balance sheet liquidity
FRB borrowing availability	$287,739	$319,492
FHLB borrowing availability (2)	1,068,085	1,417,518

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Fed funds line borrowing availability with correspondent banks	145,000	145,000
Total off-balance sheet liquidity	$1,500,824	$1,882,010
Total available liquidity	$2,524,620	$2,863,241
(1) Investment securities available for sale at fair value.
(2) Includes FHLB borrowing availability of $1.35 billion at September 30, 2024 based on pledged assets, however, maximum credit capacity is 45% of the Bank's total assets one quarter in arrears or $3.17 billion.
Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our capital resources since the information disclosed in our 2023 Annual Form 10-K. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

Critical Accounting Estimates
Our critical accounting estimates are described in detail in the "Critical Accounting Estimates" section within Item 7 of our 2023 Annual Form 10-K. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting estimates include estimates of the ACL on loans, the ACL on unfunded commitments and goodwill. There have been no material changes in these estimates during the nine months ended September 30, 2024.

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
Net interest income simulation
We use an income simulation model as the primary tool to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Modeling the sensitivity of net interest income is highly dependent on numerous assumptions incorporated into the modeling process. Key assumptions in the model include prepayment speeds on loans and investment securities, repricing betas on non-maturity deposits, and repricing on investment securities, loans, and borrowings. In order to measure the interest rate risk sensitivity as of September 30, 2024, this simulation model uses a “static balance sheet” assumption, meaning the size and mix of the balance sheet remains the same as maturing cash flows from assets and liabilities are reinvested into the same categories at the current level of interest rates. The simulation also assumes an instantaneous and sustained uniform change in market interest rates at all maturities.
The following table summarizes the estimated effect on net interest income over a 12 month period measured against a flat rate (no interest rate change) scenario for the periods indicated:

	September 30, 2024		December 31, 2023
	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
Change in Interest Rates (Basis Points)	(Dollars in thousands)
+300(shock)	$(5,371)	(2.4)%	$(6,343)	(2.8)%
+200(shock)	1,722	0.8	1,438	0.6
+100(shock)	1,723	0.8	1,644	0.7
+0(flat)	—	—	—	—

	September 30, 2024		December 31, 2023
	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
Change in Interest Rates (Basis Points)	(Dollars in thousands)
-100(shock)	972	0.4	1,861	0.8
-200(shock)	(698)	(0.3)	1,549	0.7
-300(shock)	(5,198)	(2.3)	(1,233)	(0.6)
The Company’s balance sheet sensitivity to changes in market rates shows a somewhat neutral position in all rate scenarios, meaning results in comparable up and down scenarios are significantly different. The small changes in the sensitivity of the balance sheet compared to December 31, 2023, seen in the larger -300(shock) scenario is due primarily to balance sheet changes that include a reduction in short-term wholesale funding and a reduction in fixed rate securities.
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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) or 15d-15(e) of the Exchange Act was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and the Company’s management as of the end of the period covered by this quarterly report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2024 were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act was (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.

(c) Repurchase Programs
The following table provides information about repurchases of common stock by the Company during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased at period end under the program
July 1, 2024—July 31, 2024	—	$—	—	1,502,444
August 1, 2024— August 31, 2024	301,992	21.54	301,992	1,200,452
September 1, 2024—September 30, 2024	46,389	22.06	45,000	1,155,452
Total	348,381	$21.61
(1)Of the common shares repurchased by the Company between July 1, 2024 and September 30, 2024, a total of 1,389 shares represented the cancellation of stock to pay withholding taxes on vested restricted stock units and were not repurchased pursuant to the publicly announced stock repurchase program.
On April 24, 2024, the Company's Board of Directors approved the repurchase of up to 5% of the Company's outstanding common shares or approximately 1,734,492 shares. The new stock repurchase program supersedes the previous stock repurchase program, authorized in March 2020, which allowed for the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.    OTHER INFORMATION
(a) None
(b) None
(c) During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6.     EXHIBITS

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
3.1	Amended and Restated Articles of Incorporation of Heritage Financial Corporation	8-K	3.1(B)	05/18/2010

3.2	Amendment to Amended and Restated Articles of Incorporation of Heritage Financial Corporation	S-14A	_	03/18/2011

3.3	Amended and restated Bylaws of Heritage Financial Corporation	8-K	3.3	06/30/2020

10.32*	Transitional Employment Agreement between Heritage Financial Corporation and Jeffrey J. Deuel dated July 1, 2024	8-K	10.1	07/01/2024

10.33*	Employment Agreement between Heritage Financial Corporation and Bryan D. McDonald dated July 1, 2024	8-K	10.2	07/01/2024

10.34*	Employment Agreement between Heritage Financial Corporation and Nicholas Bley, dated July 23, 2024	8-K	10.3	10/23/2024

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
* Indicates management contract or compensatory plan or arrangement.
(1) Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION
Date:
November 6, 2024	/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
Chief Executive Officer
(Principal Executive Officer)
Date:
November 6, 2024	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)