Form 10-Q
period 2025-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2025-05-06
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025 or

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
As of April 28, 2025, there were 34,105,516 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2025

GLOSSARY OF ACRONYMS, ABBREVIATIONS, AND TERMS
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q. As used throughout this report, the terms "Heritage," “we,” “our,” “us” or the "Company" refer to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

2024 Annual Form 10-K	Company's Annual Report on Form 10-K for the year ended December 31, 2024
ACL	Allowance for Credit Losses
AOCI	Accumulated Other Comprehensive Income (loss), net
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Heritage Bank
Board	Heritage Financial Corporation Board of Directors
BOLI	Bank Owned Life Insurance
BTFP	Bank Term Funding Program
CECL	Current Expected Credit Loss
CMO	Collateralized Mortgage Obligations
CODM	Chief Operating Decision Maker
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DFI	Division of Banks of the Washington State Department of Financial Institutions
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Des Moines
FRB	Federal Reserve Bank
GAAP	U.S. Generally Accepted Accounting Principles
LIHTC	Low-Income Housing Tax Credit
MBS	Mortgage-Backed Securities
SEC	Securities and Exchange Commission
SM	Special Mention
SS	Substandard
Unfunded Commitments	Off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments
USDA	United States Department of Agriculture

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These statements relate to our financial condition, results of operations, beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance or business. The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements whether as a result of new information, future events or otherwise. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results for future periods to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect our operating results and stock price performance. These risks include, but are not limited to:
•potential adverse impacts to economic conditions nationally or in our local market areas, other markets where we have lending relationships, or other aspects of our business operations or financial markets including, without limitation, as a result of credit quality deterioration, pronounced and sustained reductions in real estate market values, employment levels, labor shortages, a potential economic recession or slowed economic growth;
•effects on the U.S. economy resulting from the threat or implementation of, or changes to existing, policies and executive orders, including tariffs, immigration policy, regulatory and other governmental agencies, foreign policy, and tax regulations;
•changes in the interest rate environment, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
•the level and impact of inflation and the current and future monetary policies of the Federal Reserve in response thereto;
•legislative or regulatory changes that adversely affect our business, including changes in banking, securities, and tax law, in regulatory policies and principles, or the interpretation and prioritization of such rules and regulations;
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
•credit risks and risks from concentrations (by type of geographic area, collateral, and industry) within our loan portfolio;
•disruptions, security breaches, insider fraud, cybersecurity events, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform our critical processing functions for our business, including as a result of sophisticated attacks using artificial intelligence and similar tools or insider fraud;
•rapid technological change in the financial services industry;
•increased competition in the financial services industry from non-banks such as credit unions and financial technology companies, including digital asset service providers;
•our ability to adapt successfully to technological changes to compete effectively in the marketplace, including as a result of competition from other commercial banks, credit unions, securities brokerage firms, insurance companies, and financial technology companies;
•the credit risks of lending activities, including changes in the level and trend of loan delinquencies write-offs and changes in our ACL on loans and provision for credit losses on loans that may be affected by deterioration in the housing and CRE markets, which may lead to increased losses and nonperforming assets in our loan portfolio, or may result in our ACL on loans no longer being adequate to cover actual losses, and require us to increase our ACL on loans;
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
•the composition of our executive management team;
•loss of, or inability to attract and retain key personnel;
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
•our success at managing and responding to the risks involved in the foregoing items; and
•other factors described in our 2024 Annual Form 10-K, this Quarterly Report on Form 10-Q and other documents filed with or furnished to the SEC, which are available on our website at www.hf-wa.com and on the SEC's website at www.sec.gov.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except share data)

	March 31, 2025	December 31, 2024
ASSETS
Cash on hand and in banks	$89,072	$58,821
Interest earning deposits	159,588	58,279
Cash and cash equivalents	248,660	117,100
Investment securities available for sale, at fair value, net (amortized cost of $772,086 and $835,592, respectively)	716,342	764,394
Investment securities held to maturity, at amortized cost, net (fair value of $632,648 and $623,452, respectively)	697,561	703,285
Total investment securities	1,413,903	1,467,679
Loans receivable	4,764,848	4,802,123
Allowance for credit losses on loans	(52,160)	(52,468)
Loans receivable, net	4,712,688	4,749,655
Premises and equipment, net	71,079	71,580
Federal Home Loan Bank stock, at cost	16,160	21,538
Bank owned life insurance	112,656	111,699
Accrued interest receivable	19,651	19,483
Prepaid expenses and other assets	291,276	303,452
Other intangible assets, net	2,850	3,153
Goodwill	240,939	240,939
Total assets	$7,129,862	$7,106,278
LIABILITIES AND STOCKHOLDERS' EQUITY
Non-interest bearing deposits	$1,621,890	$1,654,955
Interest bearing deposits	4,223,445	4,029,658
Total deposits	5,845,335	5,684,613
Borrowings	264,400	383,000
Junior subordinated debentures	22,131	22,058
Accrued expenses and other liabilities	116,481	153,080
Total liabilities	6,248,347	6,242,751
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 34,105,516 and 33,990,827 shares issued and outstanding, respectively	532,124	531,674
Retained earnings	392,737	387,097
Accumulated other comprehensive loss, net	(43,346)	(55,244)
Total stockholders’ equity	881,515	863,527
Total liabilities and stockholders’ equity	$7,129,862	$7,106,278
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except shares and per share data)

	Three Months Ended March 31,
	2025	2024
INTEREST INCOME:
Interest and fees on loans	$64,436	$57,862
Taxable interest on investment securities	11,739	14,834
Nontaxable interest on investment securities	139	181
Interest on interest earning deposits	1,052	1,476
Total interest income	77,366	74,353
INTEREST EXPENSE:
Deposits	19,489	16,388
Junior subordinated debentures	471	547
Borrowings	3,716	5,888
Total interest expense	23,676	22,823
Net interest income	53,690	51,530
Provision for credit losses	51	1,392
Net interest income after provision for credit losses	53,639	50,138
NONINTEREST INCOME:
Service charges and other fees	2,975	2,788
Card revenue	1,733	1,839
Loss on sale of investment securities, net	(3,887)	(9,973)
Gain on sale of loans, net	—	26
Bank owned life insurance income	918	920
Gain on sale of other assets, net	3	—
Other income	2,161	1,500
Total noninterest income	3,903	(2,900)
NONINTEREST EXPENSE:
Compensation and employee benefits	25,799	25,476
Occupancy and equipment	4,926	4,932
Data processing	3,897	3,331
Marketing	335	211
Professional services	734	567
State/municipal business and use taxes	1,220	1,300
Federal deposit insurance premium	812	795
Amortization of intangible assets	303	421
Other expense	3,357	3,337
Total noninterest expense	41,383	40,370
Income before income taxes	16,159	6,868
Income tax expense	2,248	1,120
Net income	$13,911	$5,748
Basic earnings per share	$0.41	$0.17
Diluted earnings per share	$0.40	$0.16
Dividends declared per share	$0.24	$0.23
Average number of basic shares outstanding	34,012,490	34,825,471
Average number of diluted shares outstanding	34,506,238	35,227,138
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net Income	$13,911	$5,748
Change in fair value of investment securities available for sale, net of tax of $2,631, and $(1,907), respectively	8,937	(5,911)
Amortization of net unrealized gain for the reclassification of investment securities available for sale to held to maturity, net of tax of $(20), and $(17), respectively	(70)	(64)
Reclassification adjustment for net loss from sale of investment securities available for sale included in income, net of tax benefit of $856, and $2,207, respectively	3,031	7,766
Other comprehensive income	11,898	1,791
Comprehensive income	$25,809	$7,539
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except shares and per share data)

	Three Months Ended March 31, 2025
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2024	33,990,827	$531,674	$387,097	$(55,244)	$863,527
Restricted stock units vested	149,937				—
Stock-based compensation expense		1,288			1,288
Common stock repurchased	(35,248)	(838)			(838)
Net income			13,911		13,911
Other comprehensive income, net of tax				11,898	11,898
Cash dividends declared on common stock ($0.24 per share)			(8,271)		(8,271)
Balance at March 31, 2025	34,105,516	$532,124	$392,737	$(43,346)	$881,515

	Three Months Ended March 31, 2024
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2023	34,906,233	$549,748	$375,989	$(72,476)	$853,261
Restricted stock units vested	113,188				—
Stock-based compensation expense		1,006			1,006
Common stock repurchased	(329,578)	(6,118)			(6,118)
Net income			5,748		5,748
Other comprehensive income, net of tax				1,791	1,791
Cash dividends declared on common stock ($0.23 per share)			(8,108)		(8,108)
Balance at March 31, 2024	34,689,843	$544,636	$373,629	$(70,685)	$847,580

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$13,911	$5,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	447	554
Provision for credit losses	51	1,392
Stock-based compensation expense	1,288	1,006
Amortization of intangible assets	303	421
Origination of mortgage loans held for sale	—	(1,318)
Proceeds from sale of mortgage loans held for sale	—	1,344
Deferred income tax expense	767	675
Bank owned life insurance income	(918)	(920)
Gain on sale of mortgage loans held for sale, net	—	(26)
Loss on sale of investment securities available for sale, net	3,887	9,973
Other	(483)	(5,950)
Net cash provided by operating activities	19,253	12,899
Cash flows from investing activities:
Loan originations and purchases, net of payments	37,882	(91,473)
Maturities and repayments of investment securities available for sale	31,270	29,397
Maturities and repayments of investment securities held to maturity	5,520	5,225
Purchase of investment securities available for sale	(28,221)	(33,132)
Purchase of premises and equipment	(1,172)	(893)
Purchase of bank owned life insurance	(39)	(39)
Proceeds from surrender of bank owned life insurance	4,576	—
Purchases of Federal Home Loan Bank stock	(4,794)	(117)
Proceeds from sales of investment securities available for sale	56,971	134,066
Proceeds from redemption of Federal Home Loan Bank stock	10,172	—
Proceeds from sales of premises and equipment	11	—
Capital contributions to tax credit partnerships	(32,995)	(9,568)
Net cash provided by investing activities	79,181	33,466
Cash flows from financing activities:
Net increase (decrease) in deposits	160,722	(67,545)
Proceeds from borrowings	106,500	15,000
Repayment of borrowings	(225,100)	(15,000)
Common stock cash dividends paid	(8,158)	(8,028)
Repurchase of common stock	(838)	(6,118)
Net cash (used) provided by financing activities	33,126	(81,691)
Net (decrease) increase in cash and cash equivalents	131,560	(35,326)
Cash and cash equivalents at beginning of period	117,100	224,973
Cash and cash equivalents at end of period	$248,660	$189,647

Supplemental disclosures of cash flow information:
Cash paid for interest	$23,744	$17,342
Cash paid for income taxes, net of refunds	—	—

	Three Months Ended March 31,
	2025	2024

Supplemental non-cash disclosures of cash flow information:
Investment in LIHTC partnership and related funding commitment	142	2
Right of use assets obtained in exchange for new operating lease liabilities	2,523	2,305
Transfer of bank owned life insurance to prepaid expenses and other assets due to death benefit accrued	—	999
Transfers of premises and equipment classified as held for sale to prepaid expenses and other assets from premises and equipment, net	93	—
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1)Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, the Bank. The Bank is headquartered in Olympia, Washington and conducts business from its 50 branch offices and one loan production office located throughout Washington state, the greater Portland, Oregon area, Eugene, Oregon, and Boise, Idaho. The Bank’s business consists primarily of commercial lending and deposit relationships with small and medium-sized businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, and consumer loans and originates home equity loans on residential properties primarily located in its market areas. The Bank's deposits are insured by the FDIC, subject to applicable limitations.
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. It is recommended these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2024 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
The accompanying Condensed Consolidated Financial Statements presented for the year end December 31, 2024 were derived from audited financial statements and do not include all disclosures required by GAAP.
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
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the unaudited Condensed Consolidated Financial Statements are disclosed in greater detail in the 2024 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies during the three months ended March 31, 2025 from those contained in the 2024 Annual Form 10-K.
(d) Recently Issued or Adopted Accounting Pronouncements
FASB ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, was issued in October 2023 to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB accounting standard codification with the SEC regulations. The amendments will be effective for the Company only if the SEC removes the related disclosure requirement from its existing regulations no later than June 30, 2027. If the SEC timely removes such related requirement from its existing regulations, the corresponding amendments within the ASU will become effective for the Company on the same date with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its business operations or Consolidated Statements of Financial Condition.
FASB ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280), was issued in November 2023. This ASU was issued to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280. For public companies, amendments in this ASU became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. This ASU only impacts the Company's disclosure requirements and the adoption of this ASU did not have a material impact on its business operations or Consolidated Statements of Financial Condition.
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
FASB ASU 2024-03, Disaggregation of Income Statement Expenses, was issued in November 2024. This ASU will require public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its business operations or Consolidated Statements of Financial Condition.

(2)Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement the Bank’s lending activities.
There were no investment securities classified as trading at March 31, 2025 or December 31, 2024.
(a) Investment Securities by Classification, Type and Maturity
The following tables present the amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized and unrecognized gains and losses including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in AOCI, at the dates indicated:

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$13,276	$—	$(1,840)	$11,436
Municipal securities	59,926	9	(9,210)	50,725
Residential CMO and MBS(1)	388,423	1,415	(32,978)	356,860
Commercial CMO and MBS(1)	289,140	191	(13,491)	275,840
Corporate obligations	11,714	200	(84)	11,830
Other asset-backed securities	9,607	60	(16)	9,651
Total	$772,086	$1,875	$(57,619)	$716,342
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	March 31, 2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,246	$—	$(25,086)	$126,160
Residential CMO and MBS(1)	239,351	—	(13,374)	225,977
Commercial CMO and MBS(1)	306,964	28	(26,481)	280,511
Total	$697,561	$28	$(64,941)	$632,648
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$14,934	$—	$(2,390)	$12,544
Municipal securities	61,169	12	(10,239)	50,942
Residential CMO and MBS(1)	407,520	711	(38,900)	369,331
Commercial CMO and MBS(1)	330,249	134	(20,642)	309,741
Corporate obligations	11,700	181	(111)	11,770
Other asset-backed securities	10,020	47	(1)	10,066
Total	$835,592	$1,085	$(72,283)	$764,394
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,216	$—	$(28,874)	$122,342
Residential CMO and MBS(1)	244,309	—	(18,563)	225,746
Commercial CMO and MBS(1)	307,760	27	(32,423)	275,364
Total	$703,285	$27	$(79,860)	$623,452
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

The following table presents the amortized cost and fair value of investment securities by contractual maturity at the date indicated. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2025
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$500	$501	$—	$—
Due after one year through five years	5,941	5,701	—	—
Due after five years through ten years	35,179	33,160	101,537	87,367
Due after ten years	43,296	34,629	49,709	38,793
Total investment securities due at a single maturity date	84,916	73,991	151,246	126,160
MBS(1)	687,170	642,351	546,315	506,488
Total investment securities	$772,086	$716,342	$697,561	$632,648
(1) MBS, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their payment speed.
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2025 and December 31, 2024.
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

	March 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—	$11,436	$(1,840)	$11,436	$(1,840)
Municipal securities	1,321	(1)	44,950	(9,209)	46,271	(9,210)
Residential CMO and MBS(1)	3,762	(72)	230,122	(32,906)	233,884	(32,978)
Commercial CMO and MBS(1)	33,314	(19)	202,732	(13,472)	236,046	(13,491)
Corporate obligations	—	—	3,916	(84)	3,916	(84)
Other asset-backed securities	3,039	(16)	—	—	3,039	(16)
Total	$41,436	$(108)	$493,156	$(57,511)	$534,592	$(57,619)
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—	$12,544	$(2,390)	$12,544	$(2,390)
Municipal securities	—	—	45,157	(10,239)	45,157	(10,239)
Residential CMO and MBS(1)	25,126	(321)	232,903	(38,579)	258,029	(38,900)
Commercial CMO and MBS(1)	17,772	(86)	270,897	(20,556)	288,669	(20,642)
Corporate obligations	—	—	3,890	(111)	3,890	(111)
Other asset-backed securities	1,568	(1)	—	—	1,568	(1)
Total	$44,466	$(408)	$565,391	$(71,875)	$609,857	$(72,283)
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

(c) ACL on Investment Securities
The Company evaluated investment securities available for sale as of March 31, 2025 and December 31, 2024, and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of either March 31, 2025 or December 31, 2024. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of March 31, 2025 and December 31, 2024.
The Company also evaluated investment securities held to maturity for current expected credit losses as of March 31, 2025 and December 31, 2024. There were no investment securities held to maturity classified as nonaccrual or past due as of March 31, 2025 and December 31, 2024, and all were issued by the U.S. government and its agencies and either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and had a long history of no credit losses. Accordingly, the Company did not measure expected credit losses on investment securities held to maturity since the historical credit loss information adjusted for current conditions and reasonable and supportable forecast results in an expectation that nonpayment of the amortized cost basis is zero. Therefore, no ACL on investment securities held to maturity was recorded as of March 31, 2025 or December 31, 2024.
(d) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of investment securities available for sale determined using the specific identification method for the dates indicated:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Gross realized gains	$—	$—
Gross realized losses	(3,887)	(9,973)
Net realized losses	$(3,887)	$(9,973)
(e) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities that were pledged as collateral for the following obligations at the dates indicated:

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
State and local governments public deposits	$233,028	$221,087	$236,047	$220,104
FRB	431,657	380,856	434,534	373,410
Other securities pledged	53,174	48,915	53,296	48,169
Total	$717,859	$650,858	$723,877	$641,683
(f) Accrued Interest Receivable
Accrued interest receivable excluded from the amortized cost of investment securities available for sale totaled $2.5 million and $2.7 million at March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable excluded from the amortized cost on investment securities held to maturity totaled $2.1 million and $2.2 million at March 31, 2025 and December 31, 2024, respectively.
No amounts of accrued interest receivable on investment securities available for sale or held to maturity were reversed against interest income on investment securities during the three months ended March 31, 2025 and 2024.

(3)Loans Receivable
The Company originates loans in the ordinary course of business and has also acquired loans through mergers and acquisitions. In addition to originating loans, the Company may also purchase loans through pool purchases, participation purchases and syndicated loan purchases. Accrued interest receivable was excluded from disclosures presenting the Company's amortized cost of loans receivable, as it was deemed insignificant.
(a) Loan Origination/Risk Management
The Company categorizes the individual loans in the total loan portfolio into four segments: commercial business; residential real estate; real estate construction and land development; and consumer. Within these segments are classes of loans for which management monitors and assesses credit risk in the loan portfolios. A detailed description of the portfolio segments and classes is contained in the 2024 Annual Form 10-K.
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
The amortized cost of loans receivable, net of ACL on loans, consisted of the following portfolio segments and classes at the dates indicated:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$850,764	$842,672
Owner-occupied CRE	985,272	1,003,243
Non-owner occupied CRE	1,915,788	1,909,107
Total commercial business	3,751,824	3,755,022
Residential real estate	393,301	402,954
Real estate construction and land development:
Residential	76,108	83,890
Commercial and multifamily	377,100	395,553
Total real estate construction and land development	453,208	479,443
Consumer	166,515	164,704
Loans receivable	4,764,848	4,802,123
ACL on loans	(52,160)	(52,468)
Loans receivable, net	$4,712,688	$4,749,655

Balances included in the amortized cost of loans receivable:
Unamortized net discount on acquired loans	$(942)	$(1,095)
Unamortized net deferred fee	$(10,182)	$(10,110)
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within its primary market areas which are concentrated along the I-5 corridor from Whatcom County, Washington to Lane County, Oregon, as well as Yakima and Spokane County, Washington and Ada County, Idaho. Additionally, the Company's loan portfolio is concentrated in commercial business loans, which include commercial and industrial, owner-occupied and nonowner-occupied CRE loans, and commercial and multifamily real estate construction and land development loans. Commercial business loans and commercial and multifamily real estate construction and land development loans are generally considered as having a more inherent risk of default than residential real estate loans or other consumer loans. Also, the loan balance per borrower is typically larger for commercial loans than that for residential real estate loans and consumer loans, implying higher potential losses on an individual loan basis.
(c) Credit Quality Indicators
As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio, management tracks certain credit quality indicators including trends related to (i) the risk grade of the loans, (ii) the level of classified loans, (iii) net charge-offs, (iv) nonperforming loans, (v) past due status, and (vi) the general economic conditions of the United States of America, and specifically the states of Washington, Oregon and Idaho.
The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 10. Risk grades are aggregated to create the risk categories of Pass for grades 1 to 6, Special Mention or "SM" for grade 7, Substandard or "SS" for grade 8, Doubtful for grade 9 and Loss for grade 10. Descriptions of the general characteristics of the risk grades, including qualitative information on how the risk grades relate to the risk of loss, are contained in the 2024 Annual Form 10-K. Numerical loan grades for loans are established at the origination of the loan. Changes to loan grades are considered at the time new information about the performance of a loan becomes available, including the receipt of updated financial information from the borrower, results of annual term loan reviews and scheduled loan reviews. For consumer loans, the Company follows the FDIC’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property.
Loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a Pass grade may have some estimated inherent losses, but to a lesser extent than the other loan grades. The SM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of any potential loss. The likelihood of loss for SM graded loans, however, is greater than Watch graded loans because there has been measurable credit deterioration. Loans with a SS grade have further credit deterioration and include both accrual loans and nonaccrual loans. For Doubtful and Loss graded loans, the Company is almost certain of the losses and the outstanding principal balances are generally charged off to the realizable value. There were no loans graded Doubtful or Loss as of March 31, 2025 and December 31, 2024.
The following tables present the amortized cost of loans receivable by risk grade and origination year at the dates indicated:

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
Commercial business:
Commercial and industrial
Pass	$22,000	$202,823	$121,455	$120,180	$47,970	$122,419	$162,202	$4,103	$803,152
SM	—	186	4,376	6,224	328	4,378	9,590	4,660	29,742
SS	—	—	—	561	40	6,218	11,051	—	17,870
Total	22,000	203,009	125,831	126,965	48,338	133,015	182,843	8,763	850,764
Owner-occupied CRE
Pass	16,722	112,505	97,896	134,661	147,111	443,221	—	—	952,116
SM	—	—	2,716	1,211	2,358	12,694	—	—	18,979
SS	—	—	—	—	1,171	13,006	—	—	14,177
Total	16,722	112,505	100,612	135,872	150,640	468,921	—	—	985,272
Non-owner occupied CRE
Pass	33,895	171,603	173,262	350,994	237,739	889,127	—	—	1,856,620
SM	—	—	—	—	7,940	44,557	—	—	52,497
SS	—	—	—	581	—	6,090	—	—	6,671
Total	33,895	171,603	173,262	351,575	245,679	939,774	—	—	1,915,788
Total commercial business
Pass	72,617	486,931	392,613	605,835	432,820	1,454,767	162,202	4,103	3,611,888
SM	—	186	7,092	7,435	10,626	61,629	9,590	4,660	101,218
SS	—	—	—	1,142	1,211	25,314	11,051	—	38,718
Total	72,617	487,117	399,705	614,412	444,657	1,541,710	182,843	8,763	3,751,824
Residential real estate
Pass	—	28,977	51,193	133,808	130,561	47,000	—	—	391,539
SS	—	—	—	832	781	149	—	—	1,762
Total	—	28,977	51,193	134,640	131,342	47,149	—	—	393,301
Real estate construction and land development:
Residential
Pass	4,131	37,717	21,766	3,809	—	1,935	—	—	69,358
SS	—	—	1,000	—	5,750	—	—	—	6,750
Total	4,131	37,717	22,766	3,809	5,750	1,935	—	—	76,108
Commercial and multifamily
Pass	3,630	49,300	167,629	115,567	10,022	2,841	—	—	348,989
SM	—	—	—	893	—	11,593	—	—	12,486
SS	—	—	—	—	15,625	—	—	—	15,625
Total	3,630	49,300	167,629	116,460	25,647	14,434	—	—	377,100

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
Total real estate construction and land development
Pass	7,761	87,017	189,395	119,376	10,022	4,776	—	—	418,347
SM	—	—	—	893	—	11,593	—	—	12,486
SS	—	—	1,000	—	21,375	—	—	—	22,375
Total	7,761	87,017	190,395	120,269	31,397	16,369	—	—	453,208
Consumer
Pass	280	1,754	1,571	1,455	300	20,915	138,342	366	164,983
SS	—	—	383	25	—	880	226	18	1,532
Total	280	1,754	1,954	1,480	300	21,795	138,568	384	166,515
Loans receivable
Pass	80,658	604,679	634,772	860,474	573,703	1,527,458	300,544	4,469	4,586,757
SM	—	186	7,092	8,328	10,626	73,222	9,590	4,660	113,704
SS	—	—	1,383	1,999	23,367	26,343	11,277	18	64,387
Total	$80,658	$604,865	$643,247	$870,801	$607,696	$1,627,023	$321,411	$9,147	$4,764,848
(1) Represents the loans receivable balance at March 31, 2025 which was converted from a revolving loan to a non-revolving amortizing loan during the three months ended March 31, 2025.

	December 31, 2024
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
Non-owner-occupied CRE
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
(1) Represents the loans receivable balance at December 31, 2024 which was converted from a revolving loan to non-revolving amortizing loan during the year ended December 31, 2024.

The following tables present gross charge-offs by loan class and origination year, for the periods indicated:

	Three Months Ended March 31, 2025
	Current Period Gross Charge-offs by Origination Year						Revolving Loans	Total Gross Charge-Offs
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
Commercial business	$—	$—	$222	$—	$—	$—	$—	$222
Consumer	—	—	10	2	—	44	98	154
Total	$—	$—	$232	$2	$—	$44	$98	$376

	Three Months Ended March 31, 2024
	Current Period Gross Charge-offs by Origination Year						Revolving Loans	Total Gross Charge-Offs
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
Commercial business	$—	$—	$—	$—	$—	$77	$—	$77
Consumer	—	1	—	—	—	42	80	123
Total	$—	$1	$—	$—	$—	$119	$80	$200

(d) Nonaccrual Loans
The following tables present the amortized cost of nonaccrual loans at the dates indicated:

	March 31, 2025
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,328	$—	$1,328
Owner-occupied CRE	2,127	—	2,127
Total commercial business	3,455	—	3,455
Residential real estate	832	—	832
Consumer	151	—	151
Total	$4,438	$—	$4,438

	December 31, 2024
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,002	$667	$1,669
Owner-occupied CRE	2,250	—	2,250
Total commercial business	3,252	667	3,919
Consumer	160	—	160
Total	$3,412	$667	$4,079
The following tables present the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full or sale of previously classified nonaccrual loans during the periods indicated:

	Three Months Ended March 31,
	2025		2024
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$—	$13	$(13)	$3
Residential real estate	(28)	—	—	—
Total	$(28)	$13	$(13)	$3

For the three months ended March 31, 2025 and 2024, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full or sale.
(e) Past due loans
The Company performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The following tables present the amortized cost of past due loans at the dates indicated:

	March 31, 2025
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$8,339	$986	$9,325	$841,439	$850,764
Owner-occupied CRE	—	—	—	985,272	985,272

	March 31, 2025
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Non-owner occupied CRE	2,257	—	2,257	1,913,531	1,915,788
Total commercial business	10,596	986	11,582	3,740,242	3,751,824
Residential real estate	1,215	832	2,047	391,254	393,301
Real estate construction and land development:
Residential	6,750	—	6,750	69,358	76,108
Commercial and multifamily	5,746	—	5,746	371,354	377,100
Total real estate construction and land development	12,496	—	12,496	440,712	453,208
Consumer	458	—	458	166,057	166,515
Total	$24,765	$1,818	$26,583	$4,738,265	$4,764,848

	December 31, 2024
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$659	$2,471	$3,130	$839,542	$842,672
Owner-occupied CRE	1,426	—	1,426	1,001,817	1,003,243
Non-owner occupied CRE	—	—	—	1,909,107	1,909,107
Total commercial business	2,085	2,471	4,556	3,750,466	3,755,022
Residential real estate	832	—	832	402,122	402,954
Real estate construction and land development:
Residential	—	—	—	83,890	83,890
Commercial and multifamily	—	—	—	395,553	395,553
Total real estate construction and land development	—	—	—	479,443	479,443
Consumer	339	160	499	164,205	164,704
Total	$3,256	$2,631	$5,887	$4,796,236	$4,802,123
As of March 31, 2025 there were no loans 90 days or more past due and still accruing interest. There was $1.2 million of loans 90 days or more past due and still accruing interest as of December 31, 2024, all of which were commercial and industrial loans.
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

	March 31, 2025
	CRE	Farmland	Residential Real Estate	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$—	$373	$613	$986
Owner-occupied CRE	2,127	—	—	2,127
Total commercial business	2,127	373	613	3,113
Residential real estate	—	—	832	832
Consumer	—	—	151	151
Total	$2,127	$373	$1,596	$4,096

	December 31, 2024
	CRE	Farmland	Residential Real Estate	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$—	$389	$613	$1,002
Owner-occupied CRE	2,250	—	—	2,250
Total commercial business	2,250	389	613	3,252
Consumer	—	—	160	160
Total	$2,250	$389	$773	$3,412
There have been no significant changes to the collateral securing loans individually evaluated for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the three months ended March 31, 2025, except changes due to additions or removals of loans in this classification.
(g) Modification of Loans
Occasionally, the Company modifies loans to borrowers in financial distress by providing modifications of loans which may include interest rate reductions, principal or interest forgiveness, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. In some cases, the Company provides multiple types of modifications on one loan. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL.
The following tables present the amortized cost of loans that were experiencing both financial difficulty and modified during the periods indicated:

	Three Months Ended March 31, 2025
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$13,532	$13,532	1.59%
Owner-occupied CRE	224	224	0.02
Non-owner occupied CRE	692	692	0.04
Total commercial business	14,448	14,448	0.39
Real estate construction and land development:
Commercial and multifamily	893	893	0.24
Total real estate construction and land development	893	893	0.20
Consumer	7	7	—
Total	$15,348	$15,348	0.32%

	Three Months Ended March 31, 2024
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$11,501	$11,501	1.51%
Non-owner occupied CRE	2,686	2,686	0.16
Total commercial business	14,187	14,187	0.42
Real estate construction and land development:
Commercial and multifamily	4,148	4,148	1.11
Total real estate construction and land development	4,148	4,148	0.91
Consumer	20	20	0.01
Total	$18,355	$18,355	0.41%

The following tables present the financial effects of the loan modifications presented in the preceding tables during the periods indicated:

Three Months Ended March 31, 2025
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.73
Owner-occupied CRE	0.42
Non-owner occupied CRE	0.42
Total commercial business	0.71
Commercial and multifamily	1.58
Consumer	2.92
Total	0.76

Three Months Ended March 31, 2024
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.29
Non-owner occupied CRE	0.50
Total commercial business	0.33
Commercial and multifamily	0.25
Consumer	1.20
Total	0.32

At March 31, 2025, there were $0.9 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the three months ended March 31, 2025. At December 31, 2024, there were $4.3 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the year ended December 31, 2024.
The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company considers a modified loan as a payment default if the borrower is 90 or more days past due. There were no loans 90 days past due or in default that have been modified in the past 12 months at March 31, 2025 and December 31, 2024.
(h) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $14.8 million and $14.5 million at March 31, 2025 and December 31, 2024, respectively, and is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.
(i) Foreclosure proceedings in process
At March 31, 2025, there was one residential real estate loan valued at $832,000, for which formal foreclosure proceedings were in process. At December 31, 2024, there was one residential real estate loan, valued at $160,000, for which formal foreclosure proceedings were in process.

(4)Allowance for Credit Losses on Loans
The Company's methodology for determining the ACL on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. For a description of the Company's ACL policy, see Note 1 - Description of Business, Basis of Presentation, Significant Accounting Policies and Recently

Issued Accounting Pronouncements included in Item 8. Financial Statements And Supplementary Data in our 2024 Annual Form 10-K.
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
Qualitative adjustments primarily related to certain segments of the loan portfolio deemed by management to be of a higher-risk profile where management believes the quantitative component of the Company’s ACL model may not have fully captured the associated impact to the ACL. Qualitative adjustments also relate to heightened uncertainty as to future macroeconomic conditions and the related impact on different loan segments. Management reviews the need for an appropriate level of qualitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.
In general, management's estimate of the ACL on loans uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The evaluation of the ACL on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize estimated losses on loans, future additions to the ACL on loans may be necessary based on further declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL on loans. Such agencies may require the Company to adjust the ACL based on their judgments about information available to them at the time of their examinations. The Company believes the ACL on loans was appropriate as of March 31, 2025 given all the above considerations.
The following tables detail the activity in the ACL on loans by segment and class for the periods indicated:

	Three Months Ended March 31, 2025
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$9,766	$(222)	$26	$(227)	$9,343
Owner-occupied CRE	12,819	—	—	490	13,309
Non-owner occupied CRE	15,708	—	—	(78)	15,630
Total commercial business	38,293	(222)	26	185	38,282
Residential real estate	3,464	—	—	581	4,045
Real estate construction and land development:
Residential	779	—	—	(51)	728
Commercial and multifamily	7,877	—	—	(661)	7,216
Total real estate construction and land development	8,656	—	—	(712)	7,944
Consumer	2,055	(154)	51	(63)	1,889
Total	$52,468	$(376)	$77	$(9)	$52,160

	Three Months Ended March 31, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$11,128	$(77)	$217	$379	$11,647
Owner-occupied CRE	8,999	—	—	393	9,392
Non-owner occupied CRE	11,176	—	—	1,698	12,874
Total commercial business	31,303	(77)	217	2,470	33,913
Residential real estate	3,473	—	—	5	3,478
Real estate construction and land development:
Residential	1,643	—	—	(726)	917
Commercial and multifamily	9,233	—	—	(75)	9,158
Total real estate construction and land development	10,876	—	—	(801)	10,075
Consumer	2,347	(123)	16	30	2,270
Total	$47,999	$(200)	$233	$1,704	$49,736

The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Balance, beginning of period	$587	$1,288
Provision for (reversal of) credit losses on unfunded commitments	60	(312)
Balance, end of period	$647	$976

(5)Goodwill and Other Intangible Assets
(a) Goodwill
There were no additions to goodwill during the three months ended March 31, 2025 and 2024. Additionally, management analyzes the Company's goodwill on an annual basis on December 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of December 31, 2024 and concluded that there was no impairment as of that date. Even though there was no goodwill impairment at December 31, 2024, changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material impact on the Company's operating results.
(b) Other Intangible Assets
Other intangible assets represent core deposit intangibles acquired in business combinations with estimated useful lives of ten years. There were no additions to other intangible assets during the three months ended March 31, 2025 and 2024.

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
Fee income related to interest rate swap derivative contract transactions is recorded in Interest rate swap fees on the unaudited Condensed Consolidated Statements of Income when there is fee income received during the period. The fair value of derivative positions outstanding is included in Prepaid expenses and other assets and Accrued expenses and other liabilities in the unaudited Condensed Consolidated Statements of Financial Condition. The gains and losses due to changes in fair value and all cash flows are included in Other income in the unaudited Condensed Consolidated Statements of Income, but typically net to zero based on the identical back-to-back interest rate swap derivative contracts unless a credit valuation adjustment is recorded to appropriately reflect nonperformance risk in the fair value measurement. Various factors impact changes in the credit valuation adjustments over time, including changes in the risk ratings of the parties to the contracts, as well as changes in market rates and volatilities, which affect the total expected exposure of the derivative instruments.
The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at the dates indicated:

	March 31, 2025		December 31, 2024
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(Dollars in thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$300,048	20,205	$299,236	$23,867
Interest rate swap liability (1)	300,048	(20,205)	299,236	(23,867)
(1) The estimated fair value of derivatives with customers was $(18.1) million and $(22.7) million as of March 31, 2025 and December 31, 2024, respectively. The estimated fair value of derivatives with third-parties was $18.1 million and $22.7 million as of March 31, 2025 and December 31, 2024, respectively.

(7)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands, except shares)
Net income allocated to common shareholders	$13,911	$5,748
Basic:
Weighted average common shares outstanding	34,012,490	34,825,471
Diluted:
Basic weighted average common shares outstanding	34,012,490	34,825,471
Effect of potentially dilutive common shares (1)	493,748	401,667
Total diluted weighted average common shares outstanding	34,506,238	35,227,138
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive (2)	24,629	52,397
(1) Represents the effect of the vesting of restricted stock units.
(2) Anti-dilution occurs when the unrecognized compensation cost per share of a restricted stock unit exceeds the market price of the Company’s stock.
(b) Dividends
The timing and amount of cash dividends paid on the Company's common stock depends on the Company’s earnings, capital requirements, financial condition and other relevant factors. Dividends on common stock from the Company depend substantially upon the receipt of dividends from the Bank, which is the Company’s predominant source of income.
The following table summarizes the dividend activity during the three months ended March 31, 2025 and the calendar year 2024:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 24, 2024	$0.23	February 8, 2024	February 22, 2024
April 24, 2024	$0.23	May 8, 2024	May 22, 2024
July 24, 2024	$0.23	August 7, 2024	August 21, 2024
October 23, 2024	$0.23	November 6, 2024	November 20, 2024
January 22, 2025	$0.24	February 6, 2025	February 20, 2025
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
(c) Stock Repurchase Program
The Company has implemented various stock repurchase programs since March 1999. On April 24, 2024, the Board authorized the repurchase of up to 5% of the Company's outstanding common shares or 1,734,492 shares in total, under a new stock repurchase program, with 990,522 shares remaining available for repurchase as of March 31, 2025. The April 2024 repurchase program superseded a previous stock repurchase program, authorized in March 2020. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will make any further repurchases going forward. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on business and market conditions, regulatory requirements, availability of funds, and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the program’s expiration, without any prior notice.

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
Derivative Financial Instruments:
The Company obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Company has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2025 and December 31, 2024, the Company assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Company has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.

Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2025
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$11,436	$—	$11,436	$—
Municipal securities	50,725	—	50,725	—
Residential CMO and MBS(1)	356,860	—	356,860	—
Commercial CMO and MBS(1)	275,840	—	275,840	—
Corporate obligations	11,830	—	11,830	—
Other asset-backed securities	9,651	—	9,651	—
Total investment securities available for sale	716,342	—	716,342	—
Equity security	286	286	—	—
Derivative assets - interest rate swaps	20,205	—	20,205	—
Liabilities
Derivative liabilities - interest rate swaps	$20,205	$—	$20,205	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$12,544	$—	$12,544	$—
Municipal securities	50,942	—	50,942	—
Residential CMO and MBS(1)	369,331	—	369,331	—
Commercial CMO and MBS(1)	309,741	—	309,741	—
Corporate obligations	11,770	—	11,770	—
Other asset-backed securities	10,066	—	10,066	—
Total investment securities available for sale	764,394	—	764,394	—
Equity security	297	297	—	—
Derivative assets - interest rate swaps	23,867	—	23,867	—
Liabilities
Derivative liabilities - interest rate swaps	$23,867	$—	$23,867	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables present assets measured at fair value on a nonrecurring basis at the dates indicated:

	Fair Value at March 31, 2025
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral-dependent loans:
Commercial business:
Owner-occupied CRE	$2,127	$—	$—	$2,127
Total assets measured at fair value on a nonrecurring basis	$2,127	$—	$—	$2,127

	Fair Value at December 31, 2024
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral-dependent loans:
Commercial business:
Owner-occupied CRE	$2,250	$—	$—	$2,250
Total commercial business	2,250	—	—	2,250
Consumer	160	—	—	160
Total assets measured at fair value on a nonrecurring basis	$2,410	$—	$—	$2,410
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

	March 31, 2025
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average (1)
	(Dollars in thousands)
Collateral-dependent loans	$2,127	Market approach	Adjustments to reflect current conditions and selling costs	10.0% - 10.0%	10.0%

	December 31, 2024
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average (1)
	(Dollars in thousands)
Collateral-dependent loans	$2,410	Market approach	Adjustments to reflect current conditions and selling costs	10.0% - 10.0%	10.0%
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
The following tables present the carrying value of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	March 31, 2025
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$248,660	$248,660	$248,660	$—	$—
Investment securities available for sale	716,342	716,342	—	716,342	—
Investment securities held to maturity	697,561	632,648	—	632,648	—
Loans receivable, net	4,712,688	4,652,377	—	—	4,652,377
Derivative assets - interest rate swaps	20,205	20,205	—	20,205	—
Equity security	286	286	286	—	—
Financial Liabilities:
Non-maturity deposits	$4,860,052	$4,860,052	$4,860,052	$—	$—
Certificates of deposit	985,283	993,271	—	993,271	—

	March 31, 2025
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Borrowings	264,400	264,503	—	264,503	—
Junior subordinated debentures	22,131	20,244	—	—	20,244
Derivative liabilities - interest rate swaps	20,205	20,205	—	20,205	—

	December 31, 2024
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$117,100	$117,100	$117,100	$—	$—
Investment securities available for sale	764,394	764,394	—	764,394	—
Investment securities held to maturity	703,285	623,452	—	623,452	—
Loans receivable, net	4,749,655	4,694,516	—	—	4,694,516
Derivative assets - interest rate swaps	23,867	23,867	—	23,867	—
Equity security	297	297	297	—	—
Financial Liabilities:
Non-maturity deposits	$4,707,362	$4,707,362	$4,707,362	$—	$—
Certificates of deposit	977,251	985,602	—	985,602	—
Borrowings	383,000	383,222	—	383,222	—
Junior subordinated debentures	22,058	20,357	—	—	20,357
Derivative liabilities - interest rate swaps	23,867	23,867	—	23,867	—

(9)     Investments in Tax Credits Structures
The Company's tax credit investments include LIHTC investments and a Solar Tax Credit investment. LIHTC investments promote qualified affordable housing projects, some of which also support the Company’s regulatory compliance with the CRA. The Company’s investments in these entities generate a return primarily through the realization of federal income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits and deductions are recognized as a reduction to income tax expense. For the Company’s accounting policies on tax credit investments, see Note 1 - Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements included in Item 8. Financial Statements And Supplementary Data in our 2024 Annual Form 10-K.
LIHTC Investments
The carrying values of investments in unconsolidated LIHTC investments were $181.4 million and $187.2 million as of March 31, 2025 and December 31, 2024, respectively, as a component of prepaid expense and other assets on the Condensed Consolidated Statements of Financial Condition. LIHTCs are accounted for using the proportional amortization method. During the three months ended March 31, 2025 and 2024 the Company recognized proportional amortization of $5.9 million and $5.1 million, respectively, as a component of income tax in the Condensed Consolidated Statements of Income.
Total unfunded contingent commitments related to the Company's LIHTC investments totaled $48.3 million and $81.2 million at March 31, 2025 and December 31, 2024, respectively, as a component of accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition. The Company expects to fund LIHTC commitments totaling $31.4 million during the year ending December 31, 2025 and $6.2 million during the year ending December 31, 2026, with the remaining commitments of $10.7 million to be funded by December 31, 2041.
There were no significant modifications or events that resulted in a change in the nature or change in the underlying project for the Company's LIHTC investments at March 31, 2025 or December 31, 2024.
Solar Tax Credit Investment
The Solar Tax Credit investment is accounted for using the equity method. During the three months ended March 31, 2025 and 2024 the Company recorded no amortization expense in connection with the Solar Tax Credit investment.

(10)     Income Taxes
The following table presents the reconciliation of income taxes computed at the federal statutory income tax rate of 21% to the actual effective rate for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Income tax expense at Federal statutory rate	$3,393	$1,442
State tax, net of Federal tax benefit	165	61
Tax-exempt instruments	(315)	(233)
Federal tax credits and other benefits (1)	(1,186)	(1,009)
Effects of BOLI	(179)	(181)
Restricted stock unit excess (benefit) liability	(17)	250
Other, net	387	790
Income tax expense	$2,248	$1,120
(1) Federal tax credits are provided for under the Solar Tax Credit and LIHTC programs.

(11)Commitments and Contingencies
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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$583,080	$591,863
Owner-occupied CRE	15,235	14,778
Non-owner occupied CRE	24,094	23,100
Total commercial business	622,409	629,741
Real estate construction and land development:
Residential	30,779	28,353
Commercial and multifamily	182,124	174,606
Total real estate construction and land development	212,903	202,959
Consumer	350,476	348,373
Total outstanding commitments	$1,185,788	$1,181,073

(12)     Segment Information
The Company has one reportable operating segment, commercial banking. The Company's reportable segments are determined by the Chief Executive Officer, who is the designated CODM. While the CODM monitors information provided about the Company's various products and services offered, the Company's financial performance is evaluated on a company-wide basis. The CODM will evaluate the financial performance of the Company's business components by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation. Loans, investments, and deposits provide the revenues of the banking operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation. All operations are domestic.

Accounting policies for the Company's one segment are described in Note 1 - Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements included in Item 8. Financial Statements And Supplementary Data in our 2024 Annual Form 10-K. Segment performance is evaluated using consolidated net income which is also reported on the Condensed Consolidated Statements of Income as net income. The measure of segment assets is reported on the Condensed Consolidated Statements of Financial Condition as total assets.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the three months ended March 31, 2025. The information contained in this section should be read together with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Cautionary Note Regarding Forward-Looking Statements included herein and the December 31, 2024 audited Consolidated Financial Statements, and the accompanying Notes included in our 2024 Annual Form 10-K.

Overview
Heritage Financial Corporation is a bank holding company which primarily engages in the business activities of our wholly-owned financial institution subsidiary, Heritage Bank. We provide financial services to customers in our market areas with an ongoing strategic focus on our commercial banking relationships, market expansion and asset quality. The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report relates primarily to the Bank’s operations.
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
Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of gains or losses on the sale of investment securities, service charges and other fees, card revenue and other income. Noninterest expense primarily consists of compensation and employee benefits, occupancy and equipment, data processing and professional services expense. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes and expenses for retirement and other employee benefits. Occupancy and equipment expenses are the fixed and variable costs of buildings and equipment and consist primarily of lease expenses, depreciation charges, maintenance and utilities. Data processing expense consists primarily of processing and network services related to the Bank’s core operating system, including the account processing system, electronic payments processing of products and services, internet and mobile banking channels and software-as-a-service providers. Professional services expense consists primarily of third-party service providers such as auditors, consultants and lawyers.
Results of operations may also be significantly affected by general and local economic and competitive conditions, changes in accounting, tax, and regulatory rules, governmental policies and actions of regulatory authorities, including changes resulting from inflation and the governmental actions taken to address this issue, as well as changes in policies driven by the new presidential administration which may impact our operations or those of our customers. Net income is also impacted by growth of operations through organic growth or acquisitions. See also "Cautionary Note Regarding Forward-Looking Statements."

Results of Operations
Net Income
Comparison of the quarter ended March 31, 2025 to the comparable quarter in the prior year
Net income increased $8.2 million, or 142.0%, to $13.9 million, or $0.40 per diluted common share, for the three months ended March 31, 2025, compared to $5.7 million, or $0.16 per diluted common share, for the same period in 2024.
The increase in net income was primarily due to a reduction in a pre-tax loss of $3.9 million on the sale of investment securities in connection with management's strategic repositioning of the Company's balance sheet during the three months ended March

31, 2025, compared to a pre-tax loss of $10.0 million on the sale of investment securities recognized during the same period in 2024. Net income also improved because of an increase in interest income of $3.0 million due to increased yields earned on interest earning assets as a result of higher market interest rates.
The increases in certain components of net income were partially offset by a $0.9 million increase in interest expense from higher funding costs and a $1.0 million increase in noninterest expense.

Net Interest Income and Margin
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
Comparison of the quarter ended March 31, 2025 to the comparable quarter in the prior year
The following table provides relevant net interest income information for the periods indicated:

	Three Months Ended March 31,
	2025			2024			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable (2)(3)	$4,793,917	$64,436	5.45%	$4,352,130	$57,862	5.35%	$441,787	$6,574	0.10%
Taxable securities	1,427,976	11,739	3.33	1,810,709	14,834	3.29	(382,733)	(3,095)	0.04
Nontaxable securities (3)	15,686	139	3.59	21,302	181	3.42	(5,616)	(42)	0.17
Interest earning deposits	96,118	1,052	4.44	108,733	1,476	5.46	(12,615)	(424)	(1.02)
Total interest earning assets	6,333,697	77,366	4.95%	6,292,874	74,353	4.75%	40,823	3,013	0.20%
Noninterest earning assets	769,530			799,578			(30,048)
Total assets	$7,103,227			$7,092,452			$10,775
Interest Bearing Liabilities:
Certificates of deposit	$980,336	$9,670	4.00%	$733,816	$7,671	4.20%	$246,520	$1,999	(0.20)%
Savings accounts	426,321	293	0.28	475,075	230	0.19	(48,754)	63	0.09
Interest bearing demand and money market accounts	2,705,686	9,526	1.43	2,659,999	8,487	1.28	45,687	1,039	0.15
Total interest bearing deposits	4,112,343	19,489	1.92	3,868,890	16,388	1.70	243,453	3,101	0.22
Junior subordinated debentures	22,086	471	8.65	21,800	547	10.09	286	(76)	(1.44)
Borrowings	320,286	3,716	4.71	500,660	5,888	4.73	(180,374)	(2,172)	(0.02)
Total interest bearing liabilities	4,454,715	23,676	2.16%	4,391,350	22,823	2.09%	63,365	853	0.07%
Noninterest bearing demand deposits	1,631,268			1,657,132			(25,864)
Other noninterest bearing liabilities	150,615			197,023			(46,408)
Stockholders’ equity	866,629			846,947			19,682
Total liabilities and stock-holders’ equity	$7,103,227			$7,092,452			$10,775
Net interest income and spread		$53,690	2.79%		$51,530	2.66%		$2,160	0.13%
Net interest margin			3.44%			3.29%			0.15%
(1) Average balances are calculated using daily balances. Average yield/rate is annualized.
(2) Average loans receivable includes loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable includes the amortization of net deferred loan fees of $753,000 and $809,000 for the three months ended March 31, 2025 and 2024, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.

The following table provides the changes in net interest income for the three months ended March 31, 2025 compared to the same period in 2024, due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and rates allocated proportionately to the absolute value of changes due to volume and changes due to rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable	$5,932	$642	$6,574
Taxable securities	(3,146)	51	(3,095)
Nontaxable securities	(50)	8	(42)
Interest earning deposits	(159)	(265)	(424)
Total interest income	$2,577	$436	$3,013
Interest Bearing Liabilities:
Certificates of deposit	$2,453	$(454)	$1,999
Savings accounts	(26)	89	63
Interest bearing demand and money market accounts	148	891	1,039
Total interest bearing deposits	2,575	526	3,101
Junior subordinated debentures	7	(83)	(76)
Borrowings	(2,094)	(78)	(2,172)
Total interest expense	$488	$365	$853
Net interest income	$2,089	$71	$2,160
Net interest income increased $2.2 million, or 4.2%, to $53.7 million for the three months ended March 31, 2025, compared to $51.5 million for the same period in 2024, due primarily to a $3.0 million increase in total interest income, offset partially by a $0.9 million increase in total interest expense.
Total interest income increased to $77.4 million for the three months ended March 31, 2025, compared to $74.4 million for the same period in 2024. The increase was primarily due to a $6.6 million increase in interest income on loans receivable, offset partially by a $3.1 million decrease in interest income on investment securities during the three months ended March 31, 2025 as compared to the same period in 2024. Interest income on loans receivable increased due to increases in both the average yield earned on and the average outstanding balance of those assets. The average yield earned on loans receivable increased 10 basis points to 5.45% and the average balance of loans receivable increased $441.8 million to $4.79 billion during the three months ended March 31, 2025, as compared to the same period in 2024.
Interest income on investment securities decreased $3.1 million due to a decrease in the average balance of investment securities, offset partially by an increase in the yield earned on these securities due primarily to rising interest rates and sales of lower yielding securities. The yield on taxable securities increased 4 basis points to 3.33% and average balances decreased $382.7 million to $1.43 billion during the three months ended March 31, 2025, compared to 3.29% and average balances of $1.81 billion during the same period in 2024.
Total interest expense increased to $23.7 million during the three months ended March 31, 2025 compared to $22.8 million for the same period in 2024. The increase was due primarily to a $3.1 million increase in interest expense on interest bearing deposits, offset partially by a $2.2 million decrease in interest expense on borrowings during the three months ended March 31, 2025, as compared to the same period in 2024. The increase in interest expense on interest bearing deposits was due primarily to a 22 basis point increase in the average rate to 1.92% for the three months ended March 31, 2025, as compared to 1.70% for the same period in 2024, due to competitive rate pressures, and a $246.5 million increase in the average balance of certificates of deposit, which are generally at higher rates than other deposit products. The decrease in borrowing expense was due primarily to a $180.4 million decrease in the average balance of outstanding borrowings for the three months ended March 31, 2025, as compared to the same period in 2024.
Net interest margin increased 15 basis points to 3.44% for the three months ended March 31, 2025, compared to 3.29% for the same period in 2024.

Provision for Credit Losses
The aggregate of the provision for (reversal of) credit losses on loans and on unfunded commitments is presented on the unaudited Condensed Consolidated Statements of Income as the provision for credit losses. The ACL on unfunded commitments is included on the unaudited Condensed Consolidated Statements of Financial Condition within accrued expenses and other liabilities.

Comparison of the quarter ended March 31, 2025 to the comparable quarter in the prior year
The following table presents the provision for (reversal of) credit losses for the periods indicated:

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
(Reversal of) provision for credit losses on loans	$(9)	$1,704	$(1,713)	100.5%
Provision for (reversal of) credit losses on unfunded commitments	60	(312)	372	119.2
Provision for credit losses	$51	$1,392	$(1,341)	96.3%
The (reversal of) provision for credit losses on loans reflects the amount required to maintain the ACL on loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves and is impacted by quarterly charge-offs and recoveries. The reversal of provision for credit losses on loans was $9,000 during the three months ended March 31, 2025 and was primarily driven by a reduction in loan balances during the quarter.
Future assessments of expected credit losses will be impacted not only by changes in the composition of and amount of loans and to the reasonable and supportable forecast, but also by an updated assessment of qualitative factors, as well as consideration of any changes in the reasonable and supportable forecast reversion period. The provision for credit losses on unfunded commitments recognized during the three months ended March 31, 2025 was due primarily to a decrease in loan utilization rates which resulted in larger unfunded capacity.
The provision for credit losses on loans was $1.7 million during the three months ended March 31, 2024, and was driven primarily by loan growth during the quarter.

Noninterest Income
Comparison of the three months ended March 31, 2025 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Service charges and other fees	$2,975	$2,788	$187	6.7%
Card revenue	1,733	1,839	(106)	(5.8)
Loss on sale of investment securities, net	(3,887)	(9,973)	6,086	(61.0)
Gain on sale of loans, net	—	26	(26)	(100.0)
Bank owned life insurance income	918	920	(2)	(0.2)
Gain on sale of other assets, net	3	—	3	100.0
Other income	2,161	1,500	661	44.1
Total noninterest income	$3,903	$(2,900)	$6,803	(234.6)%
Noninterest income increased $6.8 million from the same period in 2024, due primarily to a smaller $3.9 million pre-tax loss on the sale of investment securities during the three months ended March 31, 2025, as compared to a $10.0 million pre-tax loss on the sale of investment securities recognized in the same period in 2024, both as part of the Company's strategic balance sheet repositioning efforts. Other income increased due to an increase in FHLB dividends received during the three months ended March 31, 2025, as compared to the same period in 2024.

Noninterest Expense
Comparison of three months ended March 31, 2025 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Compensation and employee benefits	$25,799	$25,476	$323	1.3%
Occupancy and equipment	4,926	4,932	(6)	(0.1)

	Three Months Ended March 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Data processing	3,897	3,331	566	17.0
Marketing	335	211	124	58.8
Professional services	734	567	167	29.5
State/municipal business and use taxes	1,220	1,300	(80)	(6.2)
Federal deposit insurance premium	812	795	17	2.1
Amortization of intangible assets	303	421	(118)	(28.0)
Other expense	3,357	3,337	20	0.6
Total noninterest expense	$41,383	$40,370	$1,013	2.5%
Noninterest expense increased $1.0 million, or 2.5%, during the three months ended March 31, 2025 compared to the same period in 2024. Data processing expense increased due primarily to annual cost increases and a $230,000 refund recognized in the first quarter of 2024 related to a contract termination. Professional services and marketing expense increased due primarily to timing of services performed.

Income Tax Expense
Comparison of the three months ended March 31, 2025 to the comparable period in the prior year
The following table presents the income tax expense, and related metrics and change for the periods indicated:

	Three Months Ended March 31,
	2025	2024	Change
	(Dollars in thousands)
Income before income taxes	$16,159	$6,868	$9,291
Income tax expense	$2,248	$1,120	$1,128
Effective income tax rate	13.9%	16.3%	(2.4)%
Income tax expense increased due primarily to higher pre-tax income during the three months ended March 31, 2025 compared to the same period in 2024. The effective income tax rate decreased during the three months ended March 31, 2025 compared to the same period in 2024 due to an increase in favorable permanent tax items such as tax-exempt investments, investments in bank owned life insurance and investments in low-income housing tax credits as well as a decrease in unfavorable permanent stock-based compensation differences.

Financial Condition
The following table provides a comparison of the changes in the Company's financial condition at the periods indicated:

	March 31, 2025	December 31, 2024	Change
			$	%
	(Dollars in thousands)
Assets
Cash and cash equivalents	$248,660	$117,100	$131,560	112.3%
Investment securities available for sale, at fair value, net	716,342	764,394	(48,052)	(6.3)
Investment securities held to maturity, at amortized cost, net	697,561	703,285	(5,724)	(0.8)
Loans receivable, net	4,712,688	4,749,655	(36,967)	(0.8)
Premises and equipment, net	71,079	71,580	(501)	(0.7)
Federal Home Loan Bank stock, at cost	16,160	21,538	(5,378)	(25.0)
Bank owned life insurance	112,656	111,699	957	0.9
Accrued interest receivable	19,651	19,483	168	0.9
Prepaid expenses and other assets	291,276	303,452	(12,176)	(4.0)

	March 31, 2025	December 31, 2024	Change
			$	%
Other intangible assets, net	2,850	3,153	(303)	(9.6)
Goodwill	240,939	240,939	—	—
Total assets	$7,129,862	$7,106,278	$23,584	0.3%

Liabilities and Stockholders' Equity
Total deposits	$5,845,335	$5,684,613	$160,722	2.8%
Borrowings	264,400	383,000	(118,600)	(31.0)
Junior subordinated debentures	22,131	22,058	73	0.3
Accrued expenses and other liabilities	116,481	153,080	(36,599)	(23.9)
Total liabilities	6,248,347	6,242,751	5,596	0.1
Common stock	532,124	531,674	450	0.1
Retained earnings	392,737	387,097	5,640	1.5
Accumulated other comprehensive loss, net	(43,346)	(55,244)	11,898	21.5
Total stockholders' equity	881,515	863,527	17,988	2.1
Total liabilities and stockholders' equity	$7,129,862	$7,106,278	$23,584	0.3%
Total assets increased due to an increase in cash and cash equivalents, offset partially by a decrease in investment securities available for sale, due to sales of investment securities as part of the Company's strategic balance sheet repositioning efforts discussed above, and a decline in loans receivable. Total liabilities and stockholders' equity increased due primarily to an increase in deposits and an increase in stockholders' equity due to primarily a decline in accumulated other comprehensive loss, net, offset partially by a decrease in borrowings and accrued expenses and other liabilities.

Investment Activities
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
The following table provides information regarding our investment securities at the dates indicated:

	March 31, 2025		December 31, 2024		Change
	Balance	% of Total	Balance	% of Total	$	%
	(Dollars in thousands)
Investment securities available for sale, at fair value:
U.S. government and agency securities	$11,436	0.8%	$12,544	0.9%	$(1,108)	(8.8)%
Municipal securities	50,725	3.6	50,942	3.5	(217)	(0.4)
Residential CMO and MBS(1)	356,860	25.2	369,331	25.2	(12,471)	(3.4)
Commercial CMO and MBS(1)	275,840	19.6	309,741	21.0	(33,901)	(10.9)
Corporate obligations	11,830	0.8	11,770	0.8	60	0.5
Other asset-backed securities	9,651	0.7	10,066	0.7	(415)	(4.1)
Total	$716,342	50.7%	$764,394	52.1%	$(48,052)	(6.3)%

Investment securities held to maturity, at amortized cost:
U.S. government and agency securities	$151,246	10.7%	$151,216	10.3%	$30	—%
Residential CMO and MBS(1)	239,351	16.9	244,309	16.6	(4,958)	(2.0)
Commercial CMO and MBS(1)	306,964	21.7	307,760	21.0	(796)	(0.3)
Total	$697,561	49.3%	$703,285	47.9%	$(5,724)	(0.8)%

Total investment securities	$1,413,903	100.0%	$1,467,679	100.0%	$(53,776)	(3.7)%
(1) U.S. government agency and government-sponsored enterprise CMO and MBS obligations.

Total investment securities decreased $53.8 million, or 3.7%, to $1.41 billion at March 31, 2025 from $1.47 billion at December 31, 2024. As previously noted, the Company sold $60.9 million of investment securities at a pre-tax loss of $3.9 million as part of its strategic balance sheet repositioning. In addition, there were investment maturities and repayments of $36.8 million during the three months ended March 31, 2025. The decrease was partially offset by investment purchases of $28.2 million during the three months ended March 31, 2025 and a $15.5 million decrease in unrealized losses on available for sale securities, due primarily to changes in market rates.

Loan Portfolio
Changes by loan type
The Company originates a wide variety of loans with a focus on commercial business loans. In addition to originating loans, the Company may also acquire loans through pool purchases, participation purchases and syndicated loan purchases.
The following table provides information about our loan portfolio by type of loan at the dates indicated:

	March 31, 2025		December 31, 2024		Change
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	$	%
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$850,764	17.9%	$842,672	17.5%	$8,092	1.0%
Owner-occupied CRE	985,272	20.7	1,003,243	20.9	(17,971)	(1.8)
Non-owner occupied CRE	1,915,788	40.1	1,909,107	39.9	6,681	0.3
Total commercial business	3,751,824	78.7	3,755,022	78.3	(3,198)	(0.1)
Residential real estate	393,301	8.3	402,954	8.4	(9,653)	(2.4)
Real estate construction and land development:
Residential	76,108	1.6	83,890	1.7	(7,782)	(9.3)
Commercial and multifamily	377,100	7.9	395,553	8.2	(18,453)	(4.7)
Total real estate construction and land development	453,208	9.5	479,443	9.9	(26,235)	(5.5)
Consumer	166,515	3.5	164,704	3.4	1,811	1.1
Total	$4,764,848	100.0%	$4,802,123	100.0%	$(37,275)	(0.8)%
Loans receivable decreased $37.3 million, or 0.8%, to $4.76 billion at March 31, 2025 from $4.80 billion at December 31, 2024. New loans funded declined during the three months ended March 31, 2025 to $95.8 million, as compared to $181.0 million during the prior quarter; however, this volume was similar to new loans funded during the first quarter of 2024 of $101.7 million and reflects the seasonality of loan originations. Loan prepayments increased to $79.9 million during the three months ended March 31, 2025, compared to $44.4 million during the prior quarter. Loan payoffs also increased to $47.5 million, compared to $23.8 million the prior quarter.
Commercial and industrial loans increased $8.1 million, or 1.0%, due primarily to new loan production of $25.6 million during the three months ended March 31, 2025, partially offset by pay downs on outstanding balances. Owner-occupied CRE loans decreased $18.0 million, or 1.8%, during the three months ended March 31, 2025, due primarily to pay downs on outstanding balances, offset partially by new loan production of $23.3 million. Non-owner occupied CRE loans increased $6.7 million, or 0.3%, during the three months ended March 31, 2025, due primarily to new loan production of $33.3 million, offset by pay downs on outstanding balances. Residential construction and commercial and multifamily construction loans decreased $26.2 million or 5.5% due to primarily to pay downs on outstanding balance during the quarter and secondarily to conversion to term loans.
The following table provides information about owner occupied CRE and non-owner occupied CRE loans by collateral type at the dates indicated:

	March 31, 2025		December 31, 2024		Change
	Amortized Cost	% of CRE Loans	Amortized Cost	% of CRE Loans	$	%
	(Dollars in thousands)
Owner occupied and non-owner occupied CRE loans by collateral type:
Office	$571,928	19.7%	$565,892	19.4%	$6,036	1.1%
Industrial	499,458	17.2	513,615	17.6	(14,157)	(2.8)
Multi-family	441,215	15.2	414,728	14.2	26,487	6.4
Retail store / shopping center	301,110	10.4	304,562	10.5	(3,452)	(1.1)
Mini-storage	160,136	5.5	161,390	5.5	(1,254)	(0.8)

Mixed use property	154,940	5.3	156,627	5.4	(1,687)	(1.1)
Motel / hotel	143,551	4.9	165,420	5.7	(21,869)	(13.2)
Warehouse	134,348	4.6	139,341	4.8	(4,993)	(3.6)
Single purpose	126,235	4.4	125,430	4.3	805	0.6
Recreational / school	72,113	2.5	68,416	2.3	3,697	5.4
Other	296,026	10.3	296,929	10.3	(903)	(0.3)
Total	$2,901,060	100.0%	$2,912,350	100.0%	$(11,290)	(0.4)%
Office loans represented the largest segment of owner-occupied and non-owner occupied CRE loans, totaling $571.9 million, or 19.7% of total CRE loans, at March 31, 2025. Of this total, $297.7 million, or 52.0%, were owner-occupied CRE loans. Owner-occupied CRE loans have a lower risk profile than non-owner occupied CRE loans, as there is less tenant rollover risk and they generally include guarantees from the company occupying the space as well as the owners of the company. Multi-family loans increased $26.5 million to $441.2 million, or 15.2% of total CRE loans, due primarily to the completion of $14.0 million in commercial construction loans converting to term CRE loans. The average loan balance of CRE loans was $1.3 million at March 31, 2025.
Loans classified as nonaccrual and nonperforming assets
The following table provides information about our nonaccrual loans and nonperforming assets at the dates indicated:

	March 31, 2025	December 31, 2024	Change
			$	%
	(Dollars in thousands)
Nonaccrual loans: (1)
Commercial business	$3,455	$3,919	$(464)	(11.8)%
Residential real estate	832	—	832	100.0
Consumer	151	160	(9)	(5.6)
Total nonaccrual loans	4,438	4,079	359	8.8
Accruing loans past due 90 days or more	$—	$1,195	$(1,195)	(100.0)%
Total nonperforming loans	4,438	5,274	(836)	(15.9)
Other real estate owned	—	—	—	—
Total nonperforming assets	$4,438	$5,274	$(836)	(15.9)%

Credit quality ratios:
Nonaccrual loans to loans receivable	0.09%	0.08%	0.01	12.5
Nonperforming loans to loans receivable	0.09	0.11	(0.02)	(18.2)
Nonperforming assets to total assets	0.06	0.07	(0.01)	(14.3)
(1) At March 31, 2025 and December 31, 2024, $0.9 million and $1.0 million, respectively, of nonaccrual loans, were guaranteed by government agencies.
Nonaccrual loans increased $359,000 to $4.4 million at March 31, 2025, as compared to $4.1 million at December 31, 2024. Additions during the three months ended March 31, 2025 were due primarily to one $0.8 million residential real estate loan migrating to nonaccrual status. The following table provides the changes in nonaccrual loans during the three months ended March 31, 2025:

(Dollars in thousands)
Balance, beginning of period	$4,079
Additions	832
Net principal payments, sales and transfers to accruing status	(214)
Payoffs	(38)
Charge-offs	(221)
Balance, end of period	$4,438

Allowance for Credit Losses on Loans
The following table provides information regarding our ACL on loans for the periods indicated:

	At or For the Three Months Ended March 31,
	2025	2024	Change
	(Dollars in thousands)
ACL on loans at the end of period	$52,160	$49,736	$2,424

Credit quality ratios:
ACL on loans to loans receivable	1.09%	1.12%	(0.03)%
ACL on loans to nonaccrual loans	1,175.30	1,037.90	137.40

Net charge-offs (recoveries)	$299	$(33)	$332
Average balance of loans receivable during the period	4,793,917	4,352,130	441,787
Net charge-offs (recoveries) on loans to average loans receivable annualized	0.03%	—%	0.03%
The ACL on loans as a percentage of loans receivable was 1.09% at March 31, 2025 and December 31, 2024. The ACL on loans decreased $0.3 million, or 0.6%, to $52.2 million at March 31, 2025, compared to $52.5 million at December 31, 2024, due primarily to a decrease in loans receivable.
The ACL on loans as a percentage of loans receivable declined 3 basis points to 1.09% at March 31, 2025 from 1.12% at March 31, 2024 due primarily to a change in mix of loans from real estate construction and land development loans requiring a larger ACL to commercial business loans.
The following table presents the ACL on loans by loan portfolio segment at the dates indicated:

	March 31, 2025			December 31, 2024
	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans
	(Dollars in thousands)
Commercial business	$38,282	1.02%	78.7%	$38,293	1.02%	78.3%
Residential real estate	4,045	1.03	8.3	3,464	0.86	8.4
Real estate construction and land development	7,944	1.75	9.5	8,656	1.81	9.9
Consumer	1,889	1.13	3.5	2,055	1.25	3.4
Total ACL on loans	$52,160	1.09%	100.0%	$52,468	1.09%	100.0%

Deposits
The following table summarizes the Company's deposits at the dates indicated:

	March 31, 2025		December 31, 2024		Change
	Balance	% of Total Deposits	Balance	% of Total Deposits	$	%
	(Dollars in thousands)
Noninterest demand deposits	$1,621,890	27.7%	$1,654,955	29.1%	$(33,065)	(2.0)%
Interest bearing demand deposits	1,525,522	26.1	1,464,129	25.8	61,393	4.2
Money market accounts	1,281,891	21.9	1,166,901	20.5	114,990	9.9
Savings accounts	430,749	7.4	421,377	7.4	9,372	2.2
Total non-maturity deposits	4,860,052	83.1	4,707,362	82.8	152,690	3.2
Certificates of deposit	985,283	16.9	977,251	17.2	8,032	0.8
Total deposits	$5,845,335	100.0%	$5,684,613	100.0%	$160,722	2.8%

Total deposits increased $160.7 million, or 2.8%, to $5.85 billion at March 31, 2025 from $5.68 billion at December 31, 2024. Non-maturity deposits increased by $152.7 million, or 3.2%, from December 31, 2024 due primarily to new accounts opened during the quarter and transfers of funds into existing accounts. Certificates of deposit increased $8.0 million, or 0.8%, to $985.3 million at March 31, 2025 from $977.3 million at December 31, 2024, primarily due to new accounts opened during the quarter.

Borrowings
The FHLB functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. At March 31, 2025, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $1.35 billion. The Bank had $264.4 million in FHLB advances outstanding at March 31, 2025, and $383.0 million in FHLB advances outstanding at December 31, 2024. Advances from the FHLB may be collateralized by FHLB stock owned by the Bank, deposits at the FHLB, certain commercial and residential real estate loans, investment securities or other assets. All FHLB advances at March 31, 2025 were short-term and mature in less than one year.
The Bank maintains a credit facility with the FRB through the Discount Window with available borrowing capacity of $365.6 million at March 31, 2025. The Bank had no FRB borrowings outstanding at March 31, 2025, or December 31, 2024.
In addition to funds obtained in the ordinary course of business, the Company assumed trust preferred securities and the related junior subordinated debentures as part of a prior acquisition. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital. The junior subordinated debentures outstanding were $22.1 million as of March 31, 2025 and December 31, 2024, net of unaccreted discount.
The Bank maintains available unsecured federal funds lines with four correspondent banks totaling $145.0 million, with no outstanding borrowings at March 31, 2025 and December 31, 2024

Stockholders' Equity
Total stockholders' equity increased $18.0 million, or 2.1%, to $881.5 million at March 31, 2025, compared to $863.5 million at December 31, 2024, due primarily to $13.9 million of net income recognized for the three months ended March 31, 2025 and a $11.9 million decrease in accumulated other comprehensive loss, net, offset partially by $8.3 million in dividends paid to common shareholders and $0.8 million in common stock repurchases. The Company’s stockholders' equity to assets ratio was 12.4% at March 31, 2025, compared to 12.2% at December 31, 2024.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our Board after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon the receipt of dividends from the Bank, which is the Company’s predominant source of income. On April 23, 2025, the Board declared a regular quarterly dividend of $0.24 per common share payable on May 21, 2025 to shareholders of record on May 7, 2025.
On April 24, 2024, the Board authorized the repurchase of up to 5% of the Company's outstanding common shares or 1,734,492 shares, in total, under a new stock repurchase program, with 990,522 shares remaining available for repurchase as of March 31, 2025. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on business and market conditions, regulatory requirements, availability of funds and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice.

Regulatory Requirements
The Company is a bank holding company under the supervision of the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect in the unaudited Condensed Consolidated Financial Statements and operations. Additionally, the Company and the Bank are required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. Management believes that, as of March 31, 2025, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of March 31, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories.

The following table summarizes the Company's consolidated and the Bank's capital actual ratios compared to the regulatory "adequately capitalized" capital ratio and the regulatory minimum capital ratio needed to qualify as a "well capitalized" institution, as calculated under regulatory guideline at the dates presented:

	Actual		Adequately Capitalized		Well-Capitalized (1)
	(Dollars in thousands)
March 31, 2025
Total capital ratio
Company	$756,423	13.6%	$446,224	8.0%	$557,780	10.0%
Bank	748,375	13.4	445,872	8.0	557,339	10.0
Tier 1 capital ratio
Company	703,668	12.6	334,668	6.0	446,224	8.0
Bank	695,620	12.5	334,404	6.0	445,872	8.0
Common equity Tier 1 capital ratio
Company	681,537	12.2	251,001	4.5	362,557	6.5
Bank	695,620	12.5	250,803	4.5	362,271	6.5
Leverage ratio
Company	703,668	10.2	277,204	4.0	346,505	5.0
Bank	695,620	10.0	277,043	4.0	346,303	5.0
December 31, 2024
Total capital ratio
Company	$749,854	13.3%	$450,307	8.0%	$562,884	10.0%
Bank	742,222	13.2	450,002	8.0	562,503	10.0
Tier 1 capital ratio
Company	698,412	12.4	337,730	6.0	450,307	8.0
Bank	690,780	12.3	337,502	6.0	450,002	8.0
Common equity Tier 1 capital ratio
Company	676,354	12.0	253,298	4.5	365,874	6.5
Bank	690,780	12.3	253,126	4.5	365,627	6.5
Leverage ratio
Company	698,412	10.0	278,910	4.0	348,637	5.0
Bank	690,780	9.9	278,749	4.0	348,436	5.0
(1) The ratios to meet the requirements to be deemed “well-capitalized” under prompt corrective action regulations are only applicable to the Bank. However, the Company manages its capital position as if the requirements apply to the consolidated Company and has presented the ratios as if they also applied on a consolidated basis.
At December 31, 2024, the capital measures reflected the revised CECL capital transition provisions adopted by the Federal Reserve and the FDIC that provided banking organizations that implemented CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay.

Liquidity and Capital Resources
We maintain sufficient cash and cash equivalents and investment securities to meet short-term liquidity needs and actively monitor our long-term liquidity position to ensure the availability of capital resources for contractual obligations, strategic loan growth objectives and to fund operations. Our funding strategy has been to focus on acquiring non-maturity deposits from our retail accounts, and noninterest bearing demand deposits from our commercial customers and to use our borrowing availability to fund growth in assets. Our liquidity policy permits the purchase of brokered deposits in an amount not to exceed 15% of the Company's total deposits as a secondary source for funding. The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $2.32 billion, or 39.8% of total deposits, at March 31, 2025 and $2.27 billion, or 40.0% of total deposits, at December 31, 2024. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. At March 31, 2025, we had $109.0 million in brokered deposits, or 1.86% of total deposits, compared to $110.0 million, or 1.93% of total deposits, at December 31, 2024. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition so we adhere to internal management targets assigned to the loan to deposit ratio, liquidity ratio, net short-term non-core funding ratio and non-core liabilities to total assets ratio to ensure an appropriate liquidity position. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.
The following table summarizes the Company's available liquidity as of the dates indicated:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
On-balance sheet liquidity
Cash and cash equivalents	248,660	117,100
Unencumbered investment securities available for sale (1)	698,132	746,163
Total on-balance sheet liquidity	$946,792	$863,263
Off-balance sheet liquidity
FRB borrowing availability	$365,624	$360,104
FHLB borrowing availability (2)	1,084,304	976,288
Fed funds line borrowing availability with correspondent banks	145,000	145,000
Total off-balance sheet liquidity	$1,594,928	$1,481,392
Total available liquidity	$2,541,720	$2,344,655
(1) Investment securities available for sale at fair value.
(2) Includes FHLB borrowing availability of $1.35 billion at March 31, 2025 based on pledged assets, however, maximum credit capacity is 45% of the Bank's total assets one quarter in arrears or $3.20 billion.
Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our capital resources since the information disclosed in our 2024 Annual Form 10-K. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

Critical Accounting Estimates
Our critical accounting estimates are described in detail in the "Critical Accounting Estimates" section within Item 7 of our 2024 Annual Form 10-K. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting estimates include estimates of the ACL on loans and goodwill. There have been no material changes in these estimates during the three months ended March 31, 2025.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Like other financial institutions, the Company is subject to market risk. Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur direct market risk in the normal course of business through our exposure to market interest rates, equity prices and credit spreads. Our primary market risk is interest rate risk, which is the risk of loss of net interest income or net interest margin resulting from changes in market interest rates. Interest rate risk results primarily from the traditional banking activities in which the Company engages, such as gathering deposits and extending loans. Many factors, including economic and financial conditions, movements in interest rates and consumer preferences, affect the difference between the interest earned on our assets and the interest paid on our liabilities.
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
Net interest income simulation
We use an income simulation model as the primary tool to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Modeling the sensitivity of net interest income is highly dependent on numerous assumptions incorporated into the modeling process. Key assumptions in the model include prepayment speeds on loans and investment securities, repricing betas on non-maturity deposits, and repricing on investment securities, loans, and borrowings. In order to measure the interest rate risk sensitivity as of March 31, 2025, this simulation model uses a “static balance sheet” assumption, meaning the size and mix of the balance sheet remains the same as maturing cash flows from assets and liabilities are reinvested into the same categories at the current level of interest rates. The simulation also assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

The following table summarizes the estimated effect on net interest income over a 12 month period measured against a flat rate (no interest rate change) scenario for the dates indicated:

	March 31, 2025		December 31, 2024
	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
Change in Interest Rates (Basis Points)	(Dollars in thousands)
+200(shock)	3,301	1.4	(218)	(0.1)
+100(shock)	2,695	1.2	658	0.3
+0(flat)	—	—	—	—
-100(shock)	(1,587)	(0.7)	(72)	—
-200(shock)	(5,851)	(2.5)	(2,624)	(1.1)
The Company’s balance sheet sensitivity to changes in market rates shows a small increase in asset sensitivity compared to December 31, 2024. This is due primarily to balance sheet changes that include a reduction in short-term wholesale funding and a reduction in fixed rate securities. For each of the interest rate scenarios modeled and measured by management as presented in the preceding table, results at March 31, 2025 were well within established risk tolerances as established by policy.
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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation and under the supervision of our Chief Executive Officer (the Company’s principal executive officer) and Chief Financial Officer (the Company’s principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that that information required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in Item 1A of the Company’s 2024 Annual Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Repurchase Programs
The following table provides information about repurchases of common stock by the Company during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased at period end under the program
January 1, 2025—January 31, 2025	—	$—	—	990,522
February 1, 2025— February 28, 2025	—	—	—	990,522
March 1, 2025—March 31, 2025	35,248	23.77	—	990,522
Total	35,248	$23.77
(1)All of the common shares repurchased by the Company between January 1, 2025 and March 31, 2025 represented the cancellation of stock to pay withholding taxes on vested restricted stock units and were not repurchased pursuant to the publicly announced stock repurchase program.

On April 24, 2024, the Board approved the repurchase of up to 5% of the Company's outstanding common shares or approximately 1,734,492 shares. The April 2024 repurchase program superseded a previous stock repurchase program, authorized in March 2020.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

HERITAGE FINANCIAL CORPORATION
Date:
May 6, 2025	/S/ JEFFREY J. DEUEL
Jeffrey J. Deuel
Chief Executive Officer
(Principal Executive Officer)
Date:
May 6, 2025	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)