Form 10-Q
period 2025-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2025-08-08
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025 or

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
As of July 31, 2025, there were 33,953,194 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2025

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These statements relate to our financial condition, results of operations, beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance or business. The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements whether as a result of new information, future events or otherwise. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results for future periods to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect our operating results and stock price performance. These risks include, but are not limited to:
•potential adverse impacts to economic conditions nationally or in our local market areas, other markets where we have lending relationships, or other aspects of our business operations or financial markets including, without limitation, as a result of credit quality deterioration, pronounced and sustained reductions in real estate market values, employment levels, labor shortages, and potential economic recession or slowed economic growth;
•effects on the U.S. economy resulting from the threat or implementation of new, or changes to existing, policies, regulations, regulatory and other governmental agencies and executive orders, including tariffs, immigration, DEI and ESG initiatives, consumer protection, foreign policy, and tax regulations;
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
•disruptions, security breaches, insider fraud, cybersecurity incidents, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform critical processing functions for our business, including sophisticated attacks using artificial intelligence and similar tools or insider fraud;
•rapid technological changes implemented by us and other parties in the financial services industry, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequence to us and our customers, including the development and implementation of tools incorporating artificial intelligence;
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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except share data)

	June 30, 2025	December 31, 2024
ASSETS
Cash on hand and in banks	$90,754	$58,821
Interest earning deposits	163,342	58,279
Cash and cash equivalents	254,096	117,100
Investment securities available for sale, at fair value, net (amortized cost of $704,207 and $835,592, respectively)	656,452	764,394
Investment securities held to maturity, at amortized cost, net (fair value of $629,658 and $623,452, respectively)	689,822	703,285
Total investment securities	1,346,274	1,467,679
Loans receivable	4,774,855	4,802,123
Allowance for credit losses on loans	(52,529)	(52,468)
Loans receivable, net	4,722,326	4,749,655
Premises and equipment, net	71,111	71,580
Federal Home Loan Bank stock, at cost	16,107	21,538
Bank owned life insurance	104,456	111,699
Accrued interest receivable	18,559	19,483
Prepaid expenses and other assets	294,225	303,452
Other intangible assets, net	2,548	3,153
Goodwill	240,939	240,939
Total assets	$7,070,641	$7,106,278
LIABILITIES AND STOCKHOLDERS' EQUITY
Non-interest bearing deposits	$1,584,231	$1,654,955
Interest bearing deposits	4,200,182	4,029,658
Total deposits	5,784,413	5,684,613
Borrowings	263,200	383,000
Junior subordinated debentures	22,204	22,058
Accrued expenses and other liabilities	112,612	153,080
Total liabilities	6,182,429	6,242,751
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 33,953,194 and 33,990,827 shares issued and outstanding, respectively	528,758	531,674
Retained earnings	396,643	387,097
Accumulated other comprehensive loss, net	(37,189)	(55,244)
Total stockholders’ equity	888,212	863,527
Total liabilities and stockholders’ equity	$7,070,641	$7,106,278
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
INTEREST INCOME:
Interest and fees on loans	$65,373	$60,608	$129,809	$118,470
Taxable interest on investment securities	11,579	14,156	23,318	28,990
Nontaxable interest on investment securities	137	165	276	346
Interest on interest earning deposits	1,411	1,653	2,463	3,129
Total interest income	78,500	76,582	155,866	150,935
INTEREST EXPENSE:
Deposits	20,150	18,453	39,639	34,841
Junior subordinated debentures	472	539	943	1,086
Borrowings	2,895	6,477	6,611	12,365
Total interest expense	23,517	25,469	47,193	48,292
Net interest income	54,983	51,113	108,673	102,643
Provision for credit losses	956	1,268	1,007	2,660
Net interest income after provision for credit losses	54,027	49,845	107,666	99,983
NONINTEREST INCOME:
Service charges and other fees	2,932	2,817	5,907	5,605
Card revenue	2,008	1,930	3,741	3,769
Loss on sale of investment securities, net	(6,854)	(1,921)	(10,741)	(11,894)
Gain on sale of loans, net	—	—	—	26
Interest rate swap fees	19	52	19	52
Bank owned life insurance income	1,280	931	2,198	1,851
Gain on sale of other assets, net	5	49	8	49
Other income	2,127	1,388	4,288	2,888
Total noninterest income	1,517	5,246	5,420	2,346
NONINTEREST EXPENSE:
Compensation and employee benefits	25,467	24,448	51,266	49,924
Occupancy and equipment	4,840	4,765	9,766	9,697
Data processing	3,666	3,584	7,563	6,915
Marketing	336	244	671	455
Professional services	1,122	795	1,856	1,362
State/municipal business and use taxes	1,205	1,160	2,425	2,460
Federal deposit insurance premium	810	812	1,622	1,607
Amortization of intangible assets	302	421	605	842
Other expense	3,337	2,867	6,694	6,204
Total noninterest expense	41,085	39,096	82,468	79,466
Income before income taxes	14,459	15,995	30,618	22,863
Income tax expense	2,244	1,836	4,492	2,956
Net income	$12,215	$14,159	$26,126	$19,907
Basic earnings per share	$0.36	$0.41	$0.77	$0.58
Diluted earnings per share	$0.36	$0.41	$0.76	$0.57
Dividends declared per share	$0.24	$0.23	$0.48	$0.46
Average number of basic shares outstanding	34,028,592	34,609,900	34,037,067	34,717,685
Average number of diluted shares outstanding	34,446,710	34,919,395	34,512,260	35,127,407
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income	$12,215	$14,159	$26,126	$19,907
Change in fair value of investment securities available for sale, net of tax of $250, $(355), $2,881, and $(2,262) respectively	885	(1,250)	9,822	(7,161)
Amortization of net unrealized gain for the reclassification of investment securities available for sale to held to maturity, net of tax of $(21), $(18), $(41), and $(35) respectively	(73)	(62)	(143)	(126)
Reclassification adjustment for net loss from sale of investment securities available for sale included in income, net of tax benefit of $1,509, $425, $2,365, and $2,632 respectively	5,345	1,496	8,376	9,262
Other comprehensive income	6,157	184	18,055	1,975
Comprehensive income	$18,372	$14,343	$44,181	$21,882
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except shares and per share data)

	Three Months Ended June 30, 2025
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at March 31, 2025	34,105,516	$532,124	$392,737	$(43,346)	$881,515
Restricted stock units vested	45,507				—
Stock-based compensation expense		1,245			1,245
Common stock repurchased	(197,829)	(4,611)			(4,611)
Net income			12,215		12,215
Other comprehensive income, net of tax				6,157	6,157
Cash dividends declared on common stock ($0.24 per share)			(8,309)		(8,309)
Balance at June 30, 2025	33,953,194	$528,758	$396,643	$(37,189)	$888,212

	Six Months Ended June 30, 2025
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2024	33,990,827	$531,674	$387,097	$(55,244)	$863,527
Restricted stock units vested	195,444				—
Stock-based compensation expense		2,533			2,533
Common stock repurchased	(233,077)	(5,449)			(5,449)
Net income			26,126		26,126
Other comprehensive income, net of tax				18,055	18,055
Cash dividends declared on common stock ($0.48 per share)			(16,580)		(16,580)
Balance at June 30, 2025	33,953,194	$528,758	$396,643	$(37,189)	$888,212

	Three Months Ended June 30, 2024
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at March 31, 2024	34,689,843	$544,636	$373,629	$(70,685)	$847,580
Restricted stock units vested	46,507				—
Stock-based compensation expense		1,064			1,064
Common stock repurchased	(240,153)	(4,406)			(4,406)
Net income			14,159		14,159
Other comprehensive income, net of tax				184	184
Cash dividends declared on common stock ($0.23 per share)			(8,074)		(8,074)
Balance at June 30, 2024	34,496,197	$541,294	$379,714	$(70,501)	$850,507

	Six Months Ended June 30, 2024
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2023	34,906,233	$549,748	$375,989	$(72,476)	$853,261
Restricted stock units vested	159,695				—
Stock-based compensation expense		2,070			2,070
Common stock repurchased	(569,731)	(10,524)			(10,524)
Net income			19,907		19,907
Other comprehensive income, net of tax				1,975	1,975
Cash dividends declared on common stock ($0.46 per share)			(16,182)		(16,182)
Balance at June 30, 2024	34,496,197	$541,294	$379,714	$(70,501)	$850,507
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$26,126	$19,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	637	1,060
Provision for credit losses	1,007	2,660
Stock-based compensation expense	2,533	2,070
Amortization of intangible assets	605	842
Origination of mortgage loans held for sale	—	(1,318)
Proceeds from sale of mortgage loans held for sale	—	1,344
Deferred income tax expense	895	873
Bank owned life insurance income	(2,198)	(1,851)
Gain on sale of mortgage loans held for sale, net	—	(26)
Loss on sale of investment securities available for sale, net	10,741	11,894
Other	1,421	(17,765)
Net cash provided by operating activities	41,767	19,690
Cash flows from investing activities:
Loan originations and purchases, net of payments	28,359	(194,853)
Maturities and repayments of investment securities available for sale	64,534	56,579
Maturities and repayments of investment securities held to maturity	13,068	11,662
Purchase of investment securities available for sale	(84,669)	(33,132)
Purchase of premises and equipment	(2,770)	(1,716)
Purchase of bank owned life insurance	(39)	(39)
Proceeds from bank owned life insurance death benefit	502	590
Proceeds from surrender of bank owned life insurance	5,091	—
Purchases of Federal Home Loan Bank stock	(13,795)	(58,829)
Proceeds from sales of investment securities available for sale	141,682	170,893
Proceeds from redemption of Federal Home Loan Bank stock	19,226	40,712
Proceeds from sales of premises and equipment	52	50
Capital contributions to tax credit partnerships	(34,213)	(12,075)
Net cash provided (used) by investing activities	137,028	(20,158)
Cash flows from financing activities:
Net increase (decrease) in deposits	99,800	(84,220)
Proceeds from borrowings	306,500	1,319,710
Repayment of borrowings	(426,300)	(1,319,710)
Common stock cash dividends paid	(16,350)	(16,004)
Repurchase of common stock	(5,449)	(10,524)
Net cash (used) provided by financing activities	(41,799)	(110,748)
Net (decrease) increase in cash and cash equivalents	136,996	(111,216)
Cash and cash equivalents at beginning of period	117,100	224,973
Cash and cash equivalents at end of period	$254,096	$113,757

Supplemental disclosures of cash flow information:
Cash paid for interest	$47,540	$58,231
Cash paid for income taxes, net of refunds	800	225

	Six Months Ended June 30,
	2025	2024
Supplemental non-cash disclosures of cash flow information:
Investment in LIHTC partnership and related funding commitment	142	103
Right of use assets obtained in exchange for new operating lease liabilities	2,653	2,323
Transfer of bank owned life insurance to prepaid expenses and other assets due to death benefit accrued	—	535
Transfers of premises and equipment classified as held for sale to prepaid expenses and other assets from premises and equipment, net	93	—
Transfer of bank owned life insurance to prepaid expenses and other assets due to surrender of policies	8,463	—
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
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. It is recommended these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2024 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the unaudited Condensed Consolidated Financial Statements are disclosed in greater detail in the 2024 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies during the six months ended June 30, 2025 from those contained in the 2024 Annual Form 10-K.
(d) Recently Issued or Adopted Accounting Pronouncements
FASB ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, was issued in October 2023 to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB accounting standard codification with SEC regulations. The amendments will be effective for the Company only if the SEC removes the related disclosure requirement from its existing regulations no later than June 30, 2027. If the SEC timely removes such related requirement from its existing regulations, the corresponding amendments within the ASU will become effective for the Company on the same date with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its business operations or Consolidated Statements of Financial Condition.
FASB ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280), was issued in November 2023. This ASU was issued to improve reportable segment disclosure requirements through enhanced disclosures about significant segment expenses. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280. For public companies, amendments in this ASU became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU only impacts the Company's disclosure requirements and the adoption of this ASU did not have a material impact on its business operations or Consolidated Statements of Financial Condition.
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
There were no investment securities classified as trading at June 30, 2025 or December 31, 2024.
(a) Investment Securities by Classification, Type and Maturity
The following tables present the amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized and unrecognized gains and losses including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in AOCI, at the dates indicated:

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$13,275	$—	$(1,765)	$11,510
Municipal securities	59,757	8	(9,550)	50,215
Residential CMO and MBS(1)	342,461	1,660	(26,907)	317,214
Commercial CMO and MBS(1)	272,033	572	(11,885)	260,720
Corporate obligations	9,857	203	(50)	10,010
Other asset-backed securities	6,824	8	(49)	6,783
Total	$704,207	$2,451	$(50,206)	$656,452
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	June 30, 2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,274	$—	$(23,816)	$127,458
Residential CMO and MBS(1)	232,244	24	(12,755)	219,513
Commercial CMO and MBS(1)	306,304	30	(23,647)	282,687
Total	$689,822	$54	$(60,218)	$629,658
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$14,934	$—	$(2,390)	$12,544
Municipal securities	61,169	12	(10,239)	50,942
Residential CMO and MBS(1)	407,520	711	(38,900)	369,331
Commercial CMO and MBS(1)	330,249	134	(20,642)	309,741
Corporate obligations	11,700	181	(111)	11,770
Other asset-backed securities	10,020	47	(1)	10,066
Total	$835,592	$1,085	$(72,283)	$764,394
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,216	$—	$(28,874)	$122,342
Residential CMO and MBS(1)	244,309	—	(18,563)	225,746
Commercial CMO and MBS(1)	307,760	27	(32,423)	275,364
Total	$703,285	$27	$(79,860)	$623,452
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

The following table presents the amortized cost and fair value of investment securities by contractual maturity at the date indicated. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2025
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$500	$501	$—	$—
Due after one year through five years	8,797	8,744	—	—
Due after five years through ten years	40,493	36,470	101,545	88,493
Due after ten years	33,099	26,020	49,729	38,965
Total investment securities due at a single maturity date	82,889	71,735	151,274	127,458
MBS(1)	621,318	584,717	538,548	502,200
Total investment securities	$704,207	$656,452	$689,822	$629,658
(1) MBS, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their payment speed.
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2025 and December 31, 2024.
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

	June 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—	$11,510	$(1,765)	$11,510	$(1,765)
Municipal securities	1,315	(1)	44,447	(9,549)	45,762	(9,550)
Residential CMO and MBS(1)	4,094	(86)	191,397	(26,821)	195,491	(26,907)
Commercial CMO and MBS(1)	30,918	(59)	148,047	(11,826)	178,965	(11,885)
Corporate obligations	—	—	3,950	(50)	3,950	(50)
Other asset-backed securities	4,865	(49)	—	—	4,865	(49)
Total	$41,192	$(195)	$399,351	$(50,011)	$440,543	$(50,206)
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—	$12,544	$(2,390)	$12,544	$(2,390)
Municipal securities	—	—	45,157	(10,239)	45,157	(10,239)
Residential CMO and MBS(1)	25,126	(321)	232,903	(38,579)	258,029	(38,900)
Commercial CMO and MBS(1)	17,772	(86)	270,897	(20,556)	288,669	(20,642)
Corporate obligations	—	—	3,890	(111)	3,890	(111)
Other asset-backed securities	1,568	(1)	—	—	1,568	(1)
Total	$44,466	$(408)	$565,391	$(71,875)	$609,857	$(72,283)
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

(c) ACL on Investment Securities
The Company evaluated investment securities available for sale as of June 30, 2025 and December 31, 2024, and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of either June 30, 2025 or December 31, 2024. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of June 30, 2025 and December 31, 2024.
The Company also evaluated investment securities held to maturity for current expected credit losses as of June 30, 2025 and December 31, 2024. There were no investment securities held to maturity classified as nonaccrual or past due as of June 30, 2025 and December 31, 2024, and all were issued by the U.S. government and its agencies and either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and had a long history of no credit losses. Accordingly, the Company did not measure expected credit losses on investment securities held to maturity since the historical credit loss information adjusted for current conditions and reasonable and supportable forecast results in an expectation that nonpayment of the amortized cost basis is zero. Therefore, no ACL on investment securities held to maturity was recorded as of June 30, 2025 or December 31, 2024.
(d) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of investment securities available for sale determined using the specific identification method for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Gross realized gains	$—	$—	$—	$—
Gross realized losses	(6,854)	(1,921)	(10,741)	(11,894)
Net realized losses	$(6,854)	$(1,921)	$(10,741)	$(11,894)
(e) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities that were pledged as collateral for the following obligations at the dates indicated:

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
State and local governments public deposits	$229,996	$218,657	$236,047	$220,104
FRB	404,876	360,669	434,534	373,410
Other securities pledged	55,604	50,908	53,296	48,169
Total	$690,476	$630,234	$723,877	$641,683
(f) Accrued Interest Receivable
Accrued interest receivable excluded from the amortized cost of investment securities available for sale totaled $2.4 million and $2.7 million at June 30, 2025 and December 31, 2024, respectively. Accrued interest receivable excluded from the amortized cost on investment securities held to maturity totaled $2.2 million at June 30, 2025 and December 31, 2024.
No amounts of accrued interest receivable on investment securities available for sale or held to maturity were reversed against interest income on investment securities during the six months ended June 30, 2025 and 2024.

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
The amortized cost of loans receivable, net of ACL on loans, consisted of the following portfolio segments and classes at the dates indicated:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$831,096	$842,672
Owner-occupied CRE	1,014,891	1,003,243
Non-owner occupied CRE	1,939,752	1,909,107
Total commercial business	3,785,739	3,755,022
Residential real estate	383,927	402,954
Real estate construction and land development:
Residential	78,070	83,890
Commercial and multifamily	355,268	395,553
Total real estate construction and land development	433,338	479,443
Consumer	171,851	164,704
Loans receivable	4,774,855	4,802,123
ACL on loans	(52,529)	(52,468)
Loans receivable, net	$4,722,326	$4,749,655

Balances included in the amortized cost of loans receivable:
Unamortized net discount on acquired loans	$(866)	$(1,095)
Unamortized net deferred fee	$(10,432)	$(10,110)
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
Loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a Pass grade may have some estimated inherent losses, but to a lesser extent than the other loan grades. The SM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of any potential loss. The likelihood of loss for SM graded loans, however, is greater than Watch graded loans because there has been measurable credit deterioration. Loans with a SS grade have further credit deterioration and include both accrual loans and nonaccrual loans. For Doubtful and Loss graded loans, the Company is almost certain of the losses and the outstanding principal balances are generally charged off to the realizable value. There were no loans graded Doubtful or Loss as of June 30, 2025 and December 31, 2024.
The following tables present the amortized cost of loans receivable by risk grade and origination year at the dates indicated:

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
Commercial business:
Commercial and industrial
Pass	$37,533	$192,810	$108,240	$108,715	$42,956	$111,254	$147,291	$5,297	$754,096
SM	1,556	5,649	10,245	7,895	1,814	2,893	18,750	602	49,404
SS	—	28	1,972	7,400	32	6,816	11,212	136	27,596
Total	39,089	198,487	120,457	124,010	44,802	120,963	177,253	6,035	831,096
Owner-occupied CRE
Pass	63,655	112,897	93,140	133,726	141,991	436,302	—	—	981,711
SM	—	—	2,701	1,208	4,773	7,334	—	—	16,016
SS	—	—	—	—	1,161	16,003	—	—	17,164
Total	63,655	112,897	95,841	134,934	147,925	459,639	—	—	1,014,891
Non-owner occupied CRE
Pass	90,598	171,580	176,699	343,134	235,298	858,427	—	—	1,875,736
SM	—	—	2,858	—	7,893	30,352	—	—	41,103
SS	—	—	—	573	—	22,340	—	—	22,913
Total	90,598	171,580	179,557	343,707	243,191	911,119	—	—	1,939,752
Total commercial business
Pass	191,786	477,287	378,079	585,575	420,245	1,405,983	147,291	5,297	3,611,543
SM	1,556	5,649	15,804	9,103	14,480	40,579	18,750	602	106,523
SS	—	28	1,972	7,973	1,193	45,159	11,212	136	67,673
Total	193,342	482,964	395,855	602,651	435,918	1,491,721	177,253	6,035	3,785,739
Residential real estate
Pass	—	27,896	48,571	130,260	128,722	46,332	—	—	381,781
SS	—	—	—	832	1,169	145	—	—	2,146
Total	—	27,896	48,571	131,092	129,891	46,477	—	—	383,927
Real estate construction and land development:
Residential
Pass	12,485	38,407	16,037	3,155	—	1,236	—	—	71,320
SS	—	—	1,000	—	5,750	—	—	—	6,750
Total	12,485	38,407	17,037	3,155	5,750	1,236	—	—	78,070
Commercial and multifamily
Pass	14,853	60,830	147,934	90,876	8,935	2,623	—	—	326,051
SM	—	—	—	890	—	6,733	—	—	7,623
SS	—	—	—	—	15,625	5,969	—	—	21,594
Total	14,853	60,830	147,934	91,766	24,560	15,325	—	—	355,268

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
Total real estate construction and land development
Pass	27,338	99,237	163,971	94,031	8,935	3,859	—	—	397,371
SM	—	—	—	890	—	6,733	—	—	7,623
SS	—	—	1,000	—	21,375	5,969	—	—	28,344
Total	27,338	99,237	164,971	94,921	30,310	16,561	—	—	433,338
Consumer
Pass	1,146	1,040	1,378	1,357	284	18,300	145,923	871	170,299
SS	—	—	383	25	—	818	223	103	1,552
Total	1,146	1,040	1,761	1,382	284	19,118	146,146	974	171,851
Loans receivable
Pass	220,270	605,460	591,999	811,223	558,186	1,474,474	293,214	6,168	4,560,994
SM	1,556	5,649	15,804	9,993	14,480	47,312	18,750	602	114,146
SS	—	28	3,355	8,830	23,737	52,091	11,435	239	99,715
Total	$221,826	$611,137	$611,158	$830,046	$596,403	$1,573,877	$323,399	$7,009	$4,774,855
(1) Represents the loans receivable balance at June 30, 2025 which was converted from a revolving loan to a non-revolving amortizing loan during the six months ended June 30, 2025.

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

The following tables present gross charge-offs by loan class and origination year, for the periods indicated:

	Six Months Ended June 30, 2025
	Current Period Gross Charge-offs by Origination Year						Revolving Loans	Total Gross Charge-Offs
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
Commercial business	$—	$—	$222	$404	$—	$50	$—	$676
Consumer	—	—	19	2	—	79	158	258
Total	$—	$—	$241	$406	$—	$129	$158	$934

	Six Months Ended June 30, 2024
	Current Period Gross Charge-offs by Origination Year						Revolving Loans	Total Gross Charge-Offs
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
Commercial business	$—	$312	$—	$—	$—	$77	$—	$389
Consumer	—	6	31	9	20	86	209	361
Total	$—	$318	$31	$9	$20	$163	$209	$750

(d) Nonaccrual Loans
The following tables present the amortized cost of nonaccrual loans at the dates indicated:

	June 30, 2025
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$816	$1,963	$2,779
Owner-occupied CRE	137	—	137
Total commercial business	953	1,963	2,916
Residential real estate	832	—	832
Real estate construction and land development:
Commercial and multifamily	5,969	—	5,969
Consumer	148	—	148
Total	$7,902	$1,963	$9,865

	December 31, 2024
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,002	$667	$1,669
Owner-occupied CRE	2,250	—	2,250
Total commercial business	3,252	667	3,919
Consumer	160	—	160
Total	$3,412	$667	$4,079
The following tables present the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full or sale of previously classified nonaccrual loans during the periods indicated:

	Three Months Ended June 30,
	2025		2024
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$(22)	$6	$(14)	$210
Owner-occupied CRE	—	—	—	144
Total commercial business	(22)	6	(14)	354
Real estate construction and land development:
Commercial and multifamily	(154)	—	—	—
Total	$(176)	$6	$(14)	$354

	Six Months Ended June 30,
	2025		2024
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$(22)	$19	$(27)	$213
Owner-occupied CRE	—	—	—	144
Total commercial business	(22)	19	(27)	357
Residential real estate	(28)	—	—	—
Real estate construction and land development:
Commercial and multifamily	(154)	—	—	—
Total	$(204)	$19	$(27)	$357
For the three and six months ended June 30, 2025 and 2024, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full or sale.
(e) Past due loans
The Company performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The following tables present the amortized cost of past due loans at the dates indicated:

	June 30, 2025
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$6,417	$2,782	$9,199	$821,897	$831,096
Owner-occupied CRE	1,118	—	1,118	1,013,773	1,014,891
Non-owner occupied CRE	1,493	1,565	3,058	1,936,694	1,939,752
Total commercial business	9,028	4,347	13,375	3,772,364	3,785,739
Residential real estate	392	832	1,224	382,703	383,927
Real estate construction and land development:
Residential	—	6,750	6,750	71,320	78,070
Commercial and multifamily	—	—	—	355,268	355,268
Total real estate construction and land development	—	6,750	6,750	426,588	433,338
Consumer	357	1	358	171,493	171,851
Total	$9,777	$11,930	$21,707	$4,753,148	$4,774,855

	December 31, 2024
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$659	$2,471	$3,130	$839,542	$842,672
Owner-occupied CRE	1,426	—	1,426	1,001,817	1,003,243
Non-owner occupied CRE	—	—	—	1,909,107	1,909,107
Total commercial business	2,085	2,471	4,556	3,750,466	3,755,022
Residential real estate	832	—	832	402,122	402,954

	December 31, 2024
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Real estate construction and land development:
Residential	—	—	—	83,890	83,890
Commercial and multifamily	—	—	—	395,553	395,553
Total real estate construction and land development	—	—	—	479,443	479,443
Consumer	339	160	499	164,205	164,704
Total	$3,256	$2,631	$5,887	$4,796,236	$4,802,123
As of June 30, 2025 there was $8.6 million of loans 90 days or more past due and still accruing interest, of which $0.3 million was commercial and industrial, $1.6 million was non-owner occupied CRE, and $6.8 million was residential construction. There was $1.2 million of loans 90 days or more past due and still accruing interest as of December 31, 2024, all of which were commercial and industrial.
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

	June 30, 2025
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$—	$373	$613	$69	$1,055
Owner-occupied CRE	138	—	—	—	138
Total commercial business	138	373	613	69	1,193
Residential real estate	—	—	832	—	832
Real estate construction and land development:
Commercial and multifamily	5,969	—	—	—	5,969
Consumer	—	—	148	—	148
Total	$6,107	$373	$1,593	$69	$8,142

	December 31, 2024
	CRE	Farmland	Residential Real Estate	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$—	$389	$613	$1,002
Owner-occupied CRE	2,250	—	—	2,250
Total commercial business	2,250	389	613	3,252
Consumer	—	—	160	160
Total	$2,250	$389	$773	$3,412
There have been no significant changes to the collateral securing loans individually evaluated for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the six months ended June 30, 2025, except changes due to additions or removals of loans in this classification.
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

The following tables present the amortized cost of loans that were experiencing both financial difficulty and modified during the periods indicated:

	Three Months Ended June 30, 2025
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$15,497	$15,497	1.86%
Owner-occupied CRE	1,754	1,754	0.17
Total commercial business	17,251	17,251	0.46
Real estate construction and land development:
Commercial and multifamily	5,968	5,968	1.68
Total	$23,219	$23,219	0.49%

	Three Months Ended June 30, 2024
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$16,001	$16,001	2.05%
Real estate construction and land development:
Commercial and multifamily	19,934	19,934	5.26
Consumer	14	14	0.01
Total	$35,949	$35,949	0.79%

	Six Months Ended June 30, 2025
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable, net

	(Dollars in thousands)
Commercial business:
Commercial and industrial	$17,637	$17,637	2.12%
Owner-occupied CRE	1,754	1,754	0.17
Non-owner occupied CRE	676	676	0.03
Total commercial business	20,067	20,067	0.53
Real estate construction and land development:
Commercial and multifamily	6,858	6,858	1.93
Total	$26,925	$26,925	0.56%

	Six Months Ended June 30, 2024
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable, net

	(Dollars in thousands)
Commercial business:
Commercial and industrial	$18,050	$18,050	2.32%
Non-owner occupied CRE	2,672	2,672	0.15
Total commercial business	20,722	20,722	0.59
Real estate construction and land development:
Commercial and multifamily	19,934	19,934	5.26
Consumer	33	33	0.02
Total	$40,689	$40,689	0.90%
The following tables present the financial effects of the loan modifications presented in the preceding tables during the periods indicated:

Three Months Ended June 30, 2025
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.61
Owner-occupied CRE	1.41
Total commercial business	0.70
Real estate construction and land development:
Commercial and multifamily	0.50
Total	0.65

Three Months Ended June 30, 2024
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.83
Real estate construction and land development:
Commercial and multifamily	0.68
Consumer	1.42
Total	0.75

Six Months Ended June 30, 2025
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.61
Owner-occupied CRE	1.41
Non-owner occupied CRE	0.42
Total commercial business	0.67
Real estate construction and land development:
Commercial and multifamily	0.64
Total	0.67

Six Months Ended June 30, 2024
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.79
Non-owner occupied CRE	0.50
Total commercial business	0.76
Real estate construction and land development:
Commercial and multifamily	0.68
Consumer	1.29
Total	0.72
At June 30, 2025, there were $4.0 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the six months ended June 30, 2025. At December 31, 2024, there were $4.3 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the year ended December 31, 2024.
The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company considers a modified loan in payment default if the borrower is 90 or more days past due. At June 30, 2025, there were three loans valued at a total of $6.9 million that were 90 days past due or in default that had been modified in the past 12 months, of which $0.1 million was commercial and industrial and $6.8 million was residential construction. There were no loans 90 days past due or in default that had been modified in the past 12 months at December 31, 2024.
(h) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $13.9 million and $14.5 million at June 30, 2025 and December 31, 2024, respectively, and is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.
(i) Foreclosure proceedings in process
At June 30, 2025, there was one residential real estate loan valued at $832,000, for which formal foreclosure proceedings were in process. At December 31, 2024, there was one residential real estate loan, valued at $160,000, for which formal foreclosure proceedings were in process.

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
The macroeconomic allowance includes consideration of the forecasted direction of the economic and business environment and its likely impact on the estimated allowance as compared to the historical losses over the reasonable and supportable time frame. The Company uses macroeconomic scenarios from an independent third party. These scenarios are based on past events, current conditions, the likelihood of future events occurring and include consideration of the forecasted direction of the economic and business environment and its likely impact on the estimated allowance as compared to the historical losses over the reasonable and supportable time frame. Economic forecast models for the current period are uploaded to the model, which targets certain forecasted macroeconomic factors, such as unemployment rate, gross domestic product, housing price index, commercial real estate price index, and certain rate and market indices. Macroeconomic factor multipliers are determined through regression analysis and applied to loss rates for each segment of loans with similar risk characteristics. Each of the forecasted segment balances is impacted by a mix of these macroeconomic factors. Further, each of the macroeconomic factors is utilized differently by segment, including the application of lagged factors and various transformations such as percent change year over year. A macroeconomic sensitive model is developed for each segment given the current and forecasted conditions and a macroeconomic multiplier is calculated for each forecast period considering the forecasted losses as compared to the long-term average actual losses of the dataset. The impact of those macroeconomic factors on each segment, both positive and negative, using the reasonable and supportable period, are added to the calculated baseline loss allowance. After the reasonable and supportable period, forecasted loss rates revert to historical baseline loss levels over the predetermined reversion period on a straight-lined basis.
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
In general, management's estimate of the ACL on loans uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The evaluation of the ACL on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize estimated losses on loans, future additions to the ACL on loans may be necessary based on further declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL on loans. Such agencies may require the Company to adjust the ACL based on their judgments about information available to them at the time of their examinations. The Company believes the ACL on loans was appropriate as of June 30, 2025 given all the above considerations.

The following tables detail the activity in the ACL on loans by segment and class for the periods indicated:

	Three Months Ended June 30, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$9,343	$(454)	$18	$478	$9,385
Owner-occupied CRE	13,309	—	—	125	13,434
Non-owner occupied CRE	15,630	—	—	(96)	15,534
Total commercial business	38,282	(454)	18	507	38,353
Residential real estate	4,045	—	—	(103)	3,942
Real estate construction and land development:
Residential	728	—	—	140	868
Commercial and multifamily	7,216	—	—	232	7,448
Total real estate construction and land development	7,944	—	—	372	8,316
Consumer	1,889	(104)	46	87	1,918
Total	$52,160	$(558)	$64	$863	$52,529

	Six Months Ended June 30, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$9,766	$(676)	$44	$251	$9,385
Owner-occupied CRE	12,819	—	—	615	13,434
Non-owner occupied CRE	15,708	—	—	(174)	15,534
Total commercial business	38,293	(676)	44	692	38,353
Residential real estate	3,464	—	—	478	3,942
Real estate construction and land development:
Residential	779	—	—	89	868
Commercial and multifamily	7,877	—	—	(429)	7,448
Total real estate construction and land development	8,656	—	—	(340)	8,316
Consumer	2,055	(258)	97	24	1,918
Total	$52,468	$(934)	$141	$854	$52,529

	Three Months Ended June 30, 2024
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$11,647	$(312)	$159	$(360)	$11,134
Owner-occupied CRE	9,392	—	359	99	9,850
Non-owner occupied CRE	12,874	—	—	609	13,483
Total commercial business	33,913	(312)	518	348	34,467
Residential real estate	3,478	—	—	257	3,735

	Three Months Ended June 30, 2024
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(Dollars in thousands)
Real estate construction and land development:
Residential	917	—	—	(7)	910
Commercial and multifamily	9,158	—	—	750	9,908
Total real estate construction and land development	10,075	—	—	743	10,818
Consumer	2,270	(238)	45	122	2,199
Total	$49,736	$(550)	$563	$1,470	$51,219

	Six Months Ended June 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$11,128	$(389)	$376	$19	$11,134
Owner-occupied CRE	8,999	—	359	492	9,850
Non-owner occupied CRE	11,176	—	—	2,307	13,483
Total commercial business	31,303	(389)	735	2,818	34,467
Residential real estate	3,473	—	—	262	3,735
Real estate construction and land development:
Residential	1,643	—	—	(733)	910
Commercial and multifamily	9,233	—	—	675	9,908
Total real estate construction and land development	10,876	—	—	(58)	10,818
Consumer	2,347	(361)	61	152	2,199
Total	$47,999	$(750)	$796	$3,174	$51,219
The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Balance, beginning of period	$647	$976	$587	$1,288
Provision for (reversal of) credit losses on unfunded commitments	93	(202)	153	(514)
Balance, end of period	$740	$774	$740	$774

(5)Goodwill and Other Intangible Assets
(a) Goodwill
There were no additions to goodwill during the six months ended June 30, 2025 and 2024. Additionally, management analyzes the Company's goodwill on an annual basis on December 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of December 31, 2024 and concluded that there was no impairment as of that date. Even though there was no goodwill impairment at December 31, 2024, changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material impact on the Company's operating results.

(b) Other Intangible Assets
Other intangible assets represent core deposit intangibles acquired in business combinations with estimated useful lives of ten years. There were no additions to other intangible assets during the six months ended June 30, 2025 and 2024.

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
The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at the dates indicated:

	June 30, 2025		December 31, 2024
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(Dollars in thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$293,818	17,466	$299,236	$23,867
Interest rate swap liability (1)	293,818	(17,466)	299,236	(23,867)
(1) The estimated fair value of derivatives with customers was $(14.8) million and $(22.7) million as of June 30, 2025 and December 31, 2024, respectively. The estimated fair value of derivatives with third-parties was $14.8 million and $22.7 million as of June 30, 2025 and December 31, 2024, respectively.

(7)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except shares)
Net income allocated to common shareholders	$12,215	$14,159	$26,126	$19,907
Basic:
Weighted average common shares outstanding	34,028,592	34,609,900	34,037,067	34,717,685

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands, except shares)
Diluted:
Basic weighted average common shares outstanding	34,028,592	34,609,900	34,037,067	34,717,685
Effect of potentially dilutive common shares (1)	418,118	309,495	475,193	409,722
Total diluted weighted average common shares outstanding	34,446,710	34,919,395	34,512,260	35,127,407
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive (2)	71,614	159,996	27,280	50,671
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
The following table summarizes the dividend activity during the six months ended June 30, 2025 and the calendar year 2024:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 24, 2024	$0.23	February 8, 2024	February 22, 2024
April 24, 2024	$0.23	May 8, 2024	May 22, 2024
July 24, 2024	$0.23	August 7, 2024	August 21, 2024
October 23, 2024	$0.23	November 6, 2024	November 20, 2024
January 22, 2025	$0.24	February 6, 2025	February 20, 2025
April 23, 2025	$0.24	May 7, 2025	May 21, 2025
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
(c) Stock Repurchase Program
On April 24, 2024, the Board authorized the repurchase of up to 5% of the Company's outstanding common shares or 1,734,492 shares in total, under a new stock repurchase program (the "Repurchase Program"), with 796,832 shares remaining available for repurchase as of June 30, 2025. The Repurchase Program superseded a previous stock repurchase program, authorized in March 2020. The Repurchase Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will make any further repurchases going forward. Under the Repurchase Program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on business and market conditions, regulatory requirements, availability of funds, and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Repurchase Program’s expiration, without any prior notice.

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
Derivative Financial Instruments:
The Company obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Company has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2025 and December 31, 2024, the Company assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Company has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2025
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$11,510	$—	$11,510	$—
Municipal securities	50,215	—	50,215	—
Residential CMO and MBS(1)	317,214	—	317,214	—
Commercial CMO and MBS(1)	260,720	—	260,720	—

	June 30, 2025
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Corporate obligations	10,010	—	10,010	—
Other asset-backed securities	6,783	—	6,783	—
Total investment securities available for sale	656,452	—	656,452	—
Equity security	285	285	—	—
Derivative assets - interest rate swaps	17,466	—	17,466	—
Liabilities
Derivative liabilities - interest rate swaps	$17,466	$—	$17,466	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$12,544	$—	$12,544	$—
Municipal securities	50,942	—	50,942	—
Residential CMO and MBS(1)	369,331	—	369,331	—
Commercial CMO and MBS(1)	309,741	—	309,741	—
Corporate obligations	11,770	—	11,770	—
Other asset-backed securities	10,066	—	10,066	—
Total investment securities available for sale	764,394	—	764,394	—
Equity security	297	297	—	—
Derivative assets - interest rate swaps	23,867	—	23,867	—
Liabilities
Derivative liabilities - interest rate swaps	$23,867	$—	$23,867	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables present assets measured at fair value on a nonrecurring basis at the dates indicated:

	Fair Value at June 30, 2025
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral-dependent loans:
Commercial business:
Owner-occupied CRE	$138	$—	$—	$138
Total assets measured at fair value on a nonrecurring basis	$138	$—	$—	$138

	Fair Value at December 31, 2024
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral-dependent loans:
Commercial business:
Owner-occupied CRE	$2,250	$—	$—	$2,250
Total commercial business	2,250	—	—	2,250
Consumer	160	—	—	160
Total assets measured at fair value on a nonrecurring basis	$2,410	$—	$—	$2,410
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

	June 30, 2025
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average (1)
	(Dollars in thousands)
Collateral-dependent loans	$138	Market approach	Adjustments to reflect current conditions and selling costs	10.0% - 10.0%	10.0%

	December 31, 2024
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average (1)
	(Dollars in thousands)
Collateral-dependent loans	$2,410	Market approach	Adjustments to reflect current conditions and selling costs	10.0% - 10.0%	10.0%
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
The following tables present the carrying value of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	June 30, 2025
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$254,096	$254,096	$254,096	$—	$—
Investment securities available for sale	656,452	656,452	—	656,452	—
Investment securities held to maturity	689,822	629,658	—	629,658	—
Loans receivable, net	4,722,326	4,684,464	—	—	4,684,464
Derivative assets - interest rate swaps	17,466	17,466	—	17,466	—
Equity security	285	285	285	—	—
Financial Liabilities:
Non-maturity deposits	$4,802,763	$4,802,763	$4,802,763	$—	$—
Certificates of deposit	981,650	989,539	—	989,539	—

	June 30, 2025
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Borrowings	263,200	263,189	—	263,189	—
Junior subordinated debentures	22,204	20,540	—	—	20,540
Derivative liabilities - interest rate swaps	17,466	17,466	—	17,466	—

	December 31, 2024
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$117,100	$117,100	$117,100	$—	$—
Investment securities available for sale	764,394	764,394	—	764,394	—
Investment securities held to maturity	703,285	623,452	—	623,452	—
Loans receivable, net	4,749,655	4,694,516	—	—	4,694,516
Derivative assets - interest rate swaps	23,867	23,867	—	23,867	—
Equity security	297	297	297	—	—
Financial Liabilities:
Non-maturity deposits	$4,707,362	$4,707,362	$4,707,362	$—	$—
Certificates of deposit	977,251	985,602	—	985,602	—
Borrowings	383,000	383,222	—	383,222	—
Junior subordinated debentures	22,058	20,357	—	—	20,357
Derivative liabilities - interest rate swaps	23,867	23,867	—	23,867	—

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
LIHTC Investments
The carrying values of investments in unconsolidated LIHTC investments were $175.5 million and $187.2 million as of June 30, 2025 and December 31, 2024, respectively, as a component of prepaid expense and other assets on the Condensed Consolidated Statements of Financial Condition. LIHTCs are accounted for using the proportional amortization method. During the three months ended June 30, 2025 and 2024 the Company recognized proportional amortization of $6.0 million and $4.9 million, respectively, and during the six months ended June 30, 2025 and 2024 the Company recognized proportional amortization of $11.9 million and $10.0 million, respectively, as a component of income tax in the Condensed Consolidated Statements of Income.
Total unfunded contingent commitments related to the Company's LIHTC investments totaled $47.1 million and $81.2 million at June 30, 2025 and December 31, 2024, respectively, as a component of accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition. The Company expects to fund LIHTC commitments totaling $30.0 million during the year ending December 31, 2025 and $6.4 million during the year ending December 31, 2026, with the remaining commitments of $10.7 million to be funded by December 31, 2041.
There were no significant modifications or events that resulted in a change in the nature or change in the underlying project for the Company's LIHTC investments at June 30, 2025 or December 31, 2024.

Solar Tax Credit Investment
The Solar Tax Credit investment is accounted for using the equity method. During the three and six months ended June 30, 2025 and 2024, the Company recorded no amortization expense in connection with the Solar Tax Credit investment.

(10)     Income Taxes
The following table presents the reconciliation of income taxes computed at the federal statutory income tax rate of 21% to the actual effective rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Income tax expense at Federal statutory rate	$3,037	$3,359	$6,430	$4,801
State tax, net of Federal tax benefit	147	147	312	208
Tax-exempt instruments	(266)	(237)	(581)	(470)
BOLI surrender	515	—	515	—
Federal tax credits and other benefits (1)	(1,172)	(975)	(2,358)	(1,984)
Effects of BOLI	(258)	(185)	(437)	(366)
Restricted stock unit excess (benefit) liability	(38)	17	(55)	267
Other, net	279	(290)	666	500
Income tax expense	$2,244	$1,836	$4,492	$2,956
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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$532,683	$591,863
Owner-occupied CRE	16,065	14,778
Non-owner occupied CRE	24,712	23,100
Total commercial business	573,460	629,741
Real estate construction and land development:
Residential	39,661	28,353
Commercial and multifamily	195,889	174,606
Total real estate construction and land development	235,550	202,959
Consumer	338,070	348,373
Total outstanding commitments	$1,147,080	$1,181,073

(12)     Segment Information
The Company has one reportable operating segment, commercial banking. The Company's reportable segment is determined by the Chief Executive Officer, who is the designated CODM. While the CODM monitors information provided about the Company's various products and services offered, the Company's financial performance is evaluated on a company-wide basis. The CODM will evaluate the financial performance of the Company's business components by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation. Loans, investments, and deposits provide the revenues of the banking operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation. All operations are domestic.
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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the three and six months ended June 30, 2025. The information contained in this section should be read together with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Cautionary Note Regarding Forward-Looking Statements included herein and the December 31, 2024 audited Consolidated Financial Statements, and the accompanying Notes included in our 2024 Annual Form 10-K.

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
Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of gains or losses on the sale of investment securities, service charges and other fees, card revenue and other income. Noninterest expense primarily consists of compensation and employee benefits, occupancy and equipment, data processing and professional services expense. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees and payroll taxes and expenses for retirement and other employee benefits. Occupancy and equipment expenses are the fixed and variable costs of buildings and equipment and consist primarily of lease expenses, depreciation charges, maintenance and utilities. Data processing expense consists primarily of processing and network services related to the Bank’s core operating system, including the account processing system, electronic payments processing of products and services, internet and mobile banking channels and software-as-a-service providers. Professional services expense consists primarily of third-party service providers such as auditors, consultants and lawyers.
Results of operations may also be significantly affected by general and local economic and competitive conditions, changes in accounting, tax, and regulatory rules, governmental policies and actions of regulatory authorities, including changes resulting from inflation and the governmental actions taken to address this issue, as well as changes in policies driven by the new presidential administration, including policies on tariffs and immigration, which may impact our operations or those of our customers. Net income is also impacted by our ability to execute our strategic plan to grow the Company through organic growth or acquisitions. See also "Cautionary Note Regarding Forward-Looking Statements."

Results of Operations
Net Income
Comparison of the quarter ended June 30, 2025 to the comparable quarter in the prior year
Net income decreased $1.9 million, or 13.7%, to $12.2 million, or $0.36 per diluted common share, for the three months ended June 30, 2025, compared to $14.2 million, or $0.41 per diluted common share, for the same period in 2024.
The decrease in net income was primarily due to an increase in a pre-tax loss of $6.9 million on the sale of investment securities in connection with management's strategic repositioning of the Company's balance sheet during the three months ended June 30, 2025, compared to a pre-tax loss of $1.9 million on the sale of investment securities recognized during the same period in 2024. The decrease was also due to a $2.0 million increase in noninterest expense.
The decrease was partially offset by an increase in total interest income of $1.9 million due to increased yields earned on interest earning assets as a result of higher market interest rates and a $2.0 million decrease in total interest expense due to lower funding costs.
Comparison of the six months ended June 30, 2025 to the comparable period in the prior year.
Net income increased $6.2 million, or 31.2%, to $26.1 million, or $0.76 per diluted common share, for the six months ended June 30, 2025, compared to $19.9 million, or $0.57 per diluted common share, for the same period in 2024.
The increase in net income was due primarily to a $4.9 million increase in total interest income due to increased yields earned on interest earning assets as a result of higher market interest rates, a $1.1 million decrease in total interest expense due to lower funding costs and a $3.1 million increase in noninterest income.
These improvements were partially offset by an increase in noninterest expense of $3.0 million.

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
Comparison of the quarter ended June 30, 2025 to the comparable quarter in the prior year
The following table provides net interest income information for the periods indicated:

	Three Months Ended June 30,
	2025			2024			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable (2)(3)	$4,768,558	$65,373	5.50%	$4,466,499	$60,608	5.46%	$302,059	$4,765	0.04%
Taxable securities	1,374,770	11,579	3.38	1,685,795	14,156	3.38	(311,025)	(2,577)	—
Nontaxable securities (3)	15,294	137	3.59	18,812	165	3.53	(3,518)	(28)	0.06
Interest earning deposits	127,687	1,411	4.43	121,539	1,653	5.47	6,148	(242)	(1.04)
Total interest earning assets	6,286,309	78,500	5.01%	6,292,645	76,582	4.89%	(6,336)	1,918	0.12%
Noninterest earning assets	760,634			814,146			(53,512)
Total assets	$7,046,943			$7,106,791			$(59,848)
Interest Bearing Liabilities:
Certificates of deposit	$979,997	$9,349	3.83%	$838,285	$9,128	4.38%	$141,712	$221	(0.55)%
Savings accounts	425,703	288	0.27	453,099	190	0.17	(27,396)	98	0.10
Interest bearing demand and money market accounts	2,770,352	10,513	1.52	2,625,593	9,135	1.40	144,759	1,378	0.12
Total interest bearing deposits	4,176,052	20,150	1.94	3,916,977	18,453	1.89	259,075	1,697	0.05
Junior subordinated debentures	22,165	472	8.54	21,874	539	9.91	291	(67)	(1.37)
Borrowings	245,663	2,895	4.73	500,230	6,477	5.21	(254,567)	(3,582)	(0.48)
Total interest bearing liabilities	4,443,880	23,517	2.12%	4,439,081	25,469	2.31%	4,799	(1,952)	(0.19)%
Noninterest bearing demand deposits	1,602,987			1,638,262			(35,275)

	Three Months Ended June 30,
	2025			2024			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Other noninterest bearing liabilities	120,268			186,010			(65,742)
Stockholders’ equity	879,808			843,438			36,370
Total liabilities and stock-holders’ equity	$7,046,943			$7,106,791			$(59,848)
Net interest income and spread		$54,983	2.89%		$51,113	2.58%		$3,870	0.31%
Net interest margin			3.51%			3.27%			0.24%
(1) Average balances are calculated using daily balances. Average yield/rate is annualized.
(2) Average loans receivable includes loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable includes the amortization of net deferred loan fees of $903,000 and $971,000 for the three months ended June 30, 2025 and 2024, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.
The following table provides the changes in net interest income for the three months ended June 30, 2025 compared to the same period in 2024, due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and rates allocated proportionately to the absolute value of changes due to volume and changes due to rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable	$4,135	$630	$4,765
Taxable securities	(2,619)	42	(2,577)
Nontaxable securities	(32)	4	(28)
Interest earning deposits	81	(323)	(242)
Total interest income	$1,565	$353	$1,918
Interest Bearing Liabilities:
Certificates of deposit	$1,433	$(1,212)	$221
Savings accounts	(12)	110	98
Interest bearing demand and money market accounts	521	857	1,378
Total interest bearing deposits	1,942	(245)	1,697
Junior subordinated debentures	7	(74)	(67)
Borrowings	(3,044)	(538)	(3,582)
Total interest expense	$(1,095)	$(857)	$(1,952)
Net interest income	$2,660	$1,210	$3,870
Net interest income increased $3.9 million, or 7.6%, to $55.0 million for the three months ended June 30, 2025, compared to $51.1 million for the same period in 2024, due to a $1.9 million increase in total interest income and a $2.0 million decrease in total interest expense.
Total interest income increased to $78.5 million for the three months ended June 30, 2025, compared to $76.6 million for the same period in 2024. The increase was primarily due to a $4.8 million increase in interest income on loans receivable, offset partially by a $2.6 million decrease in interest income on investment securities during the three months ended June 30, 2025, compared to the same period in 2024. Interest income on loans receivable increased due to increases in both the average yield earned on and the average outstanding balance of those assets. The average yield earned on loans receivable increased 4 basis points to 5.50% and the average balance of loans receivable increased $302.1 million to $4.77 billion during the three months ended June 30, 2025, compared to $4.47 billion for the same period in 2024.
Interest income on investment securities decreased $2.6 million due primarily to a decrease in the average balance of investment securities as of result of investment sales, maturities and repayments. Average balances of taxable securities decreased $311.0 million to $1.37 billion during the three months ended June 30, 2025, compared to $1.69 billion during the same period in 2024.
Total interest expense decreased to $23.5 million during the three months ended June 30, 2025, compared to $25.5 million for the same period in 2024. The decrease was due primarily to a $3.6 million decrease in interest expense on borrowings, offset partially by a $1.7 million increase in interest expense on interest bearing deposits during the three months ended June 30, 2025, compared to the same period in 2024. The decrease in borrowing expense was due primarily to a $254.6 million decrease in the average balance of outstanding borrowings to $245.7 million during the three months ended June 30, 2025, compared to $500.2 million for the same period in 2024 and secondarily due to a 48 basis point decrease on the average rate to 4.73% for the three months ended June 30, 2025, compared to 5.21% for the same period in 2024. The increase in interest expense on interest bearing deposits was due primarily to a $144.8 million increase in the average balance of interest bearing demand and money market accounts to $4.18 billion during the three months ended June 30, 2025, compared to $3.92 billion for the same period in 2024, and a 5 basis point increase on the average rate to 1.94% for the three months ended June 30, 2025, compared to 1.89% for the same period in 2024, due to competitive rate pressures.
Net interest margin increased 24 basis points to 3.51% for the three months ended June 30, 2025, compared to 3.27% for the same period in 2024.

Comparison of six months ended June 30, 2025 to the comparable period in the prior year
The following table provides net interest income information for the periods indicated:

	Six Months Ended June 30,
	2025			2024			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable (2)(3)	$4,781,167	$129,809	5.48%	$4,409,315	$118,470	5.40%	$371,852	$11,339	0.08%
Taxable securities	1,401,226	23,318	3.36	1,748,252	28,990	3.33	(347,026)	(5,672)	0.03
Nontaxable securities (3)	15,489	276	3.59	20,057	346	3.47	(4,568)	(70)	0.12
Interest earning deposits	111,990	2,463	4.44	115,136	3,129	5.47	(3,146)	(666)	(1.03)
Total interest earning assets	6,309,872	155,866	4.98%	6,292,760	150,935	4.82%	17,112	4,931	0.16%
Noninterest earning assets	765,058			806,861			(41,803)
Total assets	$7,074,930			$7,099,621			$(24,691)
Interest Bearing Liabilities:
Certificates of Deposit	$980,166	$19,019	3.91%	$786,050	$16,799	4.30%	$194,116	$2,220	(0.39)%
Savings accounts	426,010	581	0.28	464,087	420	0.18	(38,077)	161	0.10
Interest bearing demand and money market accounts	2,738,197	20,039	1.48	2,642,796	17,622	1.34	95,401	2,417	0.14
Total interest bearing deposits	4,144,373	39,639	1.93	3,892,933	34,841	1.80	251,440	4,798	0.13
Junior subordinated debentures	22,126	943	8.59	21,837	1,086	10.00	289	(143)	(1.41)
Borrowings	282,768	6,611	4.71	500,445	12,365	4.97%	(217,677)	(5,754)	(0.26)
Total interest bearing liabilities	4,449,267	47,193	2.14%	4,415,215	48,292	2.20%	34,052	(1,099)	(0.06)%
Noninterest bearing demand deposits	1,617,050			1,647,697			(30,647)
Other noninterest bearing liabilities	135,358			191,516			(56,158)
Stockholders’ equity	873,255			845,193			28,062
Total liabilities and stock-holders’ equity	$7,074,930			$7,099,621			$(24,691)
Net interest income and spread		$108,673	2.84%		$102,643	2.62%		$6,030	0.22%
Net interest margin			3.47%			3.28%			0.19%
(1) Average balances are calculated using daily balances. Average yield/rate is annualized.
(2) Average loans receivable includes loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable includes the amortization of net deferred loan fees of $1.7 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.

The following table provides the changes in net interest income for the six months ended June 30, 2025 compared to the same period in 2024, due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and rates allocated proportionately to the absolute value of changes due to volume and changes due to rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable	$10,083	$1,256	$11,339
Taxable securities	(5,775)	103	(5,672)
Nontaxable securities	(81)	11	(70)
Interest earning deposits	(83)	(583)	(666)
Total interest income	$4,144	$787	$4,931
Interest Bearing Liabilities:
Certificates of deposit	$3,871	$(1,651)	$2,220
Savings accounts	(36)	197	161
Interest bearing demand and money market accounts	653	1,764	2,417
Total interest bearing deposits	4,488	310	4,798
Junior subordinated debentures	14	(157)	(143)
Borrowings	(5,121)	(633)	(5,754)
Total interest expense	$(619)	$(480)	$(1,099)
Net interest income	$4,763	$1,267	$6,030
Net interest income increased $6.0 million, or 5.9%, to $108.7 million for the six months ended June 30, 2025, compared to $102.6 million for the same period in 2024, due primarily to an increase in total interest income and a decrease in total interest expense.
Total interest income increased $4.9 million, or 3.3%, to $155.9 million for the six months ended June 30, 2025, compared to $150.9 million for the same period in 2024. The increase was primarily due to an $11.3 million increase in interest income on loans receivable, offset partially by a $5.7 million decrease in interest income on investment securities and a $0.7 million decrease in interest income on interest earning deposits during the six months ended June 30, 2025, compared to the same period in 2024. Interest income on loans receivable increased due to increases in both the average yield earned on and the average outstanding balance of those assets. The average yield earned on loans receivable increased 8 basis points to 5.48% and the average balance of loans receivable increased $371.9 million to $4.78 billion during the six months ended June 30, 2025, compared to $4.41 billion for the same period in 2024.
Interest income on investment securities decreased $5.7 million due primarily to a decrease in average balances as a result of investment sales, maturities and repayments. Average balances on taxable securities decreased $347.0 million to $1.40 billion during the six months ended June 30, 2025, compared to $1.75 billion during the same period in 2024. Interest income on interest earning deposits decreased $0.7 million due primarily to a 103 basis point decrease in the yield earned on interest earning deposits to 4.44%, compared to 5.47% during the same period in 2024, as a result of decreases in market rates.
Total interest expense decreased $1.1 million, or 2.3%, to $47.2 million during the six months ended June 30, 2025, compared to $48.3 million for the same period in 2024. The decrease was due primarily to a $5.8 million decrease in interest expense on borrowings, offset by a $4.8 million increase in interest expense on interest bearing deposits during the six months ended June 30, 2025, compared to the same period in 2024. The decrease in borrowing expense was due primarily to a $217.7 million decrease in the average balance of outstanding borrowings to $282.8 million during the six months ended June 30, 2025, compared to $500.4 million for the same period in 2024, and secondarily due to a 26 basis point decrease on the average rate to 4.71% for the six months ended June 30, 2025, compared to 4.97% for the same period in 2024.
The increase in interest expense on interest bearing deposits was due primarily to a $251.4 million increase in the average balance of interest bearing accounts to $4.14 billion during the six months ended June 30, 2025, compared to $3.89 billion for the same period in 2024, and a 14 basis point increase on the average rate of interest bearing demand and money market accounts to 1.48% for the six months ended June 30, 2025, compared to 1.34% for the same period in 2024, due to competitive rate pressures. The increase was partially offset by a 39 basis point decline on the average rate of certificates of deposits to 3.91% for the six months ended June 30, 2025, compared to 4.30% for the same period in 2024, due to repricing of certificates of deposits at lower rates.
Net interest margin increased 19 basis points to 3.47% for the six months ended June 30, 2025, compared to 3.28% for the same period in 2024.

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
Comparison of the quarter ended June 30, 2025 to the comparable quarter in the prior year
The following table presents the provision for (reversal of) credit losses for the periods indicated:

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Provision for credit losses on loans	$863	$1,470	$(607)	41.3%
Provision for (reversal of) credit losses on unfunded commitments	93	(202)	295	146.0
Provision for credit losses	$956	$1,268	$(312)	24.6%
The provision for credit losses on loans reflects the amount required to maintain the ACL on loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves and is impacted by quarterly charge-offs and recoveries. The provision for credit losses on loans was $863,000 during the three months ended June 30, 2025 and was due primarily to net charge-offs of $494,000 and secondarily to growth in balances of collectively evaluated loans during the quarter.
Future assessments of expected credit losses will be impacted not only by changes in the composition of and amount of loans and to the reasonable and supportable forecast, but also by an updated assessment of qualitative factors, as well as consideration of any changes in the reasonable and supportable forecast reversion period. The provision for credit losses on unfunded commitments recognized during the three months ended June 30, 2025 was due primarily to an increase in the unfunded exposure on construction loans.
The provision for credit losses on loans was $1.5 million during the three months ended June 30, 2024, and was driven primarily by loan growth during the quarter. The reversal of provision for credit losses on unfunded commitments recognized during the three months ended June 30, 2024 was due primarily to a decrease in the unfunded exposure on loans and an increase in loan utilization rates which resulted in a smaller unfunded capacity.

Comparison of the six months ended June 30, 2025 to the comparable period in the prior year
The following table presents the provision for (reversal of) credit losses for the periods indicated:

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Provision for credit losses on loans	$854	$3,174	$(2,320)	(73.1)%
Provision for (reversal of) credit losses on unfunded commitments	153	(514)	667	(129.8)
Provision for credit losses	$1,007	$2,660	$(1,653)	(62.1)%
The $854,000 provision for credit losses on loans recognized during the six months ended June 30, 2025 was due primarily to $793,000 in net charge-offs. The $153,000 provision for credit losses on unfunded commitments recognized during the six months ended June 30, 2025 was due primarily to an increase in the unfunded exposure on construction loans.
The $3.2 million provision for credit losses recognized during the six months ended June 30, 2024 was primarily driven by loan growth during the six month period. The $514,000 reversal of provision for credit losses on unfunded commitments recognized during the six months ended June 30, 2024 was due primarily to a $65.7 million decrease in the unfunded exposure on construction loans which reduced the unfunded exposure and secondarily due to an increase in loan utilization rates.

Noninterest Income
Comparison of the three months ended June 30, 2025 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Service charges and other fees	$2,932	$2,817	$115	4.1%
Card revenue	2,008	1,930	78	4.0
Loss on sale of investment securities, net	(6,854)	(1,921)	(4,933)	256.8
Interest rate swap fees	19	52	(33)	(63.5)
Bank owned life insurance income	1,280	931	349	37.5
Gain on sale of other assets, net	5	49	(44)	(89.8)
Other income	2,127	1,388	739	53.2
Total noninterest income	$1,517	$5,246	$(3,729)	(71.1)%
Noninterest income decreased $3.7 million from the same period in 2024, due primarily to a larger $6.9 million pre-tax loss on the sale of investment securities during the three months ended June 30, 2025, compared to a $1.9 million pre-tax loss on the sale of investment securities recognized in the same period in 2024, both as part of the Company's strategic balance sheet repositioning efforts. Other income increased due primarily to an increase in FHLB dividends received during the three months ended June 30, 2025, compared to the same period in 2024. BOLI income increased as a result of a BOLI restructuring that occurred in 2024 to invest in higher yielding policies and the recognition of a death benefit during the three months ended June 30, 2025, compared to the same period in 2024.

Comparison of six months ended June 30, 2025 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Service charges and other fees	$5,907	$5,605	$302	5.4%
Card revenue	3,741	3,769	(28)	(0.7)
Loss on sale of investment securities, net	(10,741)	(11,894)	1,153	(9.7)
Gain on sale of loans, net	—	26	(26)	(100.0)
Interest rate swap fees	19	52	(33)	(63.5)
Bank owned life insurance income	2,198	1,851	347	18.7
Gain on sale of other assets, net	8	49	(41)	(83.7)
Other income	4,288	2,888	1,400	48.5
Total noninterest income	$5,420	$2,346	$3,074	131.0%
Noninterest income increased $3.1 million, or 131.0%, during the six months ended June 30, 2025, compared to the same period in 2024. Other income increased due primarily to an increase in FHLB dividends received during the six months ended June 30, 2025, compared to the same period in 2024. Loss on sale of securities decreased due to a smaller pre-tax loss of $10.7 million recognized during the six months ended June 30, 2025, compared to an $11.9 million pre-tax loss recognized during the same period in 2024. BOLI income increased as a result of a BOLI restructuring that occurred in 2024 to invest in higher yielding policies.

Noninterest Expense
Comparison of three months ended June 30, 2025 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Compensation and employee benefits	$25,467	$24,448	$1,019	4.2%
Occupancy and equipment	4,840	4,765	75	1.6
Data processing	3,666	3,584	82	2.3
Marketing	336	244	92	37.7
Professional services	1,122	795	327	41.1
State/municipal business and use taxes	1,205	1,160	45	3.9
Federal deposit insurance premium	810	812	(2)	(0.2)
Amortization of intangible assets	302	421	(119)	(28.3)
Other expense	3,337	2,867	470	16.4
Total noninterest expense	$41,085	$39,096	$1,989	5.1%
Noninterest expense increased $2.0 million, or 5.1%, during the three months ended June 30, 2025, compared to the same period in 2024 due primarily to an increase in compensation and employee benefits resulting from annual merit increases in base pay and an increase in benefit costs. Professional services increased due primarily to consulting costs related to technology-related contract renewals recognized in the second quarter of 2025.

Comparison of the six months ended June 30, 2025 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Compensation and employee benefits	$51,266	$49,924	$1,342	2.7%
Occupancy and equipment	9,766	9,697	69	0.7
Data processing	7,563	6,915	648	9.4
Marketing	671	455	216	47.5
Professional services	1,856	1,362	494	36.3
State/municipal business and use taxes	2,425	2,460	(35)	(1.4)
Federal deposit insurance premium	1,622	1,607	15	0.9
Amortization of intangible assets	605	842	(237)	(28.1)
Other expense	6,694	6,204	490	7.9
Total noninterest expense	$82,468	$79,466	$3,002	3.8%
Noninterest expense increased $3.0 million, or 3.8%, during the six months ended June 30, 2025, compared to the same period in 2024 due primarily to an increase in compensation and employee benefits primarily resulting from annual merit increases in base pay and an increase in benefit costs. Data processing expense increased primarily due to annual cost increases during the six months ended June 30, 2025 and a $243,000 refund recognized in the six months ended June 30, 2024 related to a contract termination. Professional services increased due primarily to consulting costs related to technology-related contract renewals recognized during the six months ended June 30, 2025. Amortization of intangible assets decreased due to the full amortization of the core deposit intangible from one acquisition.

Income Tax Expense
Comparison of the three months ended June 30, 2025 to the comparable period in the prior year
The following table presents the income tax expense, and related metrics and change for the periods indicated:

	Three Months Ended June 30,
	2025	2024	Change
	(Dollars in thousands)
Income before income taxes	$14,459	$15,995	$(1,536)
Income tax expense	$2,244	$1,836	$408
Effective income tax rate	15.5%	11.5%	4.0%
Income tax expense and the effective income tax rate both increased due primarily to recognition of income tax expense of $515,000 related to the surrender of $8.5 million in BOLI policies during the three months ended June 30, 2025.

Comparison of the six months ended June 30, 2025 to the comparable period in the prior year.
The following table presents the income tax expense and related metrics and the change for the periods indicated:

	Six Months Ended June 30,		Change
	2025	2024	$
	(Dollars in thousands)
Income before income taxes	$30,618	$22,863	$7,755
Income tax expense	$4,492	$2,956	$1,536
Effective income tax rate	14.7%	12.9%	1.8%
Income tax expense and the effective income tax rate both increased due to higher estimated pre-tax income during the six months ended June 30, 2025, compared to the same period in 2024, which decreased the impact of favorable permanent tax items such as tax-exempt investments, investments in BOLI and LIHTC investments. The increase was also due to the recognition of income tax expense of $515,000 related to the surrender of $8.5 million in BOLI policies during six months ended June 30, 2025.

Financial Condition
The following table provides a comparison of the changes in the Company's financial condition at the periods indicated:

	June 30, 2025	December 31, 2024	Change
			$	%
	(Dollars in thousands)
Assets
Cash and cash equivalents	$254,096	$117,100	$136,996	117.0%
Investment securities available for sale, at fair value, net	656,452	764,394	(107,942)	(14.1)
Investment securities held to maturity, at amortized cost, net	689,822	703,285	(13,463)	(1.9)
Loans receivable, net	4,722,326	4,749,655	(27,329)	(0.6)
Premises and equipment, net	71,111	71,580	(469)	(0.7)
Federal Home Loan Bank stock, at cost	16,107	21,538	(5,431)	(25.2)
Bank owned life insurance	104,456	111,699	(7,243)	(6.5)
Accrued interest receivable	18,559	19,483	(924)	(4.7)
Prepaid expenses and other assets	294,225	303,452	(9,227)	(3.0)

	June 30, 2025	December 31, 2024	Change
			$	%
Other intangible assets, net	2,548	3,153	(605)	(19.2)
Goodwill	240,939	240,939	—	—
Total assets	$7,070,641	$7,106,278	$(35,637)	(0.5)%

Liabilities and Stockholders' Equity
Total deposits	$5,784,413	$5,684,613	$99,800	1.8%
Borrowings	263,200	383,000	(119,800)	(31.3)
Junior subordinated debentures	22,204	22,058	146	0.7
Accrued expenses and other liabilities	112,612	153,080	(40,468)	(26.4)
Total liabilities	6,182,429	6,242,751	(60,322)	(1.0)
Common stock	528,758	531,674	(2,916)	(0.5)
Retained earnings	396,643	387,097	9,546	2.5
Accumulated other comprehensive loss, net	(37,189)	(55,244)	18,055	32.7
Total stockholders' equity	888,212	863,527	24,685	2.9
Total liabilities and stockholders' equity	$7,070,641	$7,106,278	$(35,637)	(0.5)%
Total assets decreased during the six months ended June 30, 2025 due to a decrease in investment securities available for sale, resulting from sales of investment securities as part of the Company's strategic balance sheet repositioning efforts discussed above, and a decline in loans receivable, offset partially by an increase in cash and cash equivalents. Total liabilities and stockholders' equity decreased during the period due primarily to a decrease in borrowings and accrued expenses and other liabilities, offset partially by an increase in deposits and an increase in stockholders' equity due primarily to a decline in accumulated other comprehensive loss, net.

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
The following table provides information regarding our investment securities at the dates indicated:

	June 30, 2025		December 31, 2024		Change
	Balance	% of Total	Balance	% of Total	$	%
	(Dollars in thousands)
Investment securities available for sale, at fair value:
U.S. government and agency securities	$11,510	0.9%	$12,544	0.9%	$(1,034)	(8.2)%
Municipal securities	50,215	3.7	50,942	3.5	(727)	(1.4)
Residential CMO and MBS(1)	317,214	23.6	369,331	25.2	(52,117)	(14.1)
Commercial CMO and MBS(1)	260,720	19.3	309,741	21.0	(49,021)	(15.8)
Corporate obligations	10,010	0.7	11,770	0.8	(1,760)	(15.0)
Other asset-backed securities	6,783	0.5	10,066	0.7	(3,283)	(32.6)
Total	$656,452	48.7%	$764,394	52.1%	$(107,942)	(14.1)%

Investment securities held to maturity, at amortized cost:
U.S. government and agency securities	$151,274	11.2%	$151,216	10.3%	$58	—%
Residential CMO and MBS(1)	232,244	17.3	244,309	16.6	(12,065)	(4.9)
Commercial CMO and MBS(1)	306,304	22.8	307,760	21.0	(1,456)	(0.5)
Total	$689,822	51.3%	$703,285	47.9%	$(13,463)	(1.9)%

Total investment securities	$1,346,274	100.0%	$1,467,679	100.0%	$(121,405)	(8.3)%

(1) U.S. government agency and government-sponsored enterprise CMO and MBS obligations.
Total investment securities decreased $121.4 million, or 8.3%, to $1.35 billion at June 30, 2025 from $1.47 billion at December 31, 2024. The Company sold $152.4 million of investment securities at a pre-tax loss of $10.7 million as part of its strategic balance sheet repositioning during the six months ended June 30, 2025. In addition, there were investment maturities and repayments of $77.6 million during the six months ended June 30, 2025. The decrease was partially offset by investment securities purchases of $84.7 million and a $23.4 million decrease in unrealized losses on available for sale securities during the six months ended June 30, 2025.

Loan Portfolio
Changes by loan type
The Company originates a wide variety of loans with a focus on commercial business loans. In addition to originating loans, the Company may also acquire loans through pool purchases, participation purchases and syndicated loan purchases.
The following table provides information about our loan portfolio by type of loan at the dates indicated:

	June 30, 2025		December 31, 2024		Change
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	$	%
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$831,096	17.4%	$842,672	17.5%	$(11,576)	(1.4)%
Owner-occupied CRE	1,014,891	21.3	1,003,243	20.9	11,648	1.2
Non-owner occupied CRE	1,939,752	40.7	1,909,107	39.9	30,645	1.6
Total commercial business	3,785,739	79.4	3,755,022	78.3	30,717	0.8
Residential real estate	383,927	8.0	402,954	8.4	(19,027)	(4.7)
Real estate construction and land development:
Residential	78,070	1.6	83,890	1.7	(5,820)	(6.9)
Commercial and multifamily	355,268	7.4	395,553	8.2	(40,285)	(10.2)
Total real estate construction and land development	433,338	9.0	479,443	9.9	(46,105)	(9.6)
Consumer	171,851	3.6	164,704	3.4	7,147	4.3
Total	$4,774,855	100.0%	$4,802,123	100.0%	$(27,268)	(0.6)%
Loans receivable decreased $27.3 million, or 0.6%, to $4.77 billion at June 30, 2025, from $4.80 billion at December 31, 2024. New loans funded declined during the six months ended June 30, 2025 to $235.7 million, compared to $268.4 million during the same period in 2024. Loan prepayments totaled $138.8 million and loan payoffs were $98.5 million during the six months ended June 30, 2025, compared to loan prepayments of $87.6 million and loan payoffs of $90.5 million during the same period in 2024.
Commercial and industrial loans decreased $11.6 million, or 1.4%, during the six months ended June 30, 2025, due primarily to pay downs on outstanding balances, partially offset by new loan production of $44.3 million. Owner-occupied CRE loans increased $11.6 million, or 1.2%, during the six months ended June 30, 2025, due primarily to new loan production of $72.4 million, offset partially by pay downs on outstanding balances. Non-owner occupied CRE loans increased $30.6 million, or 1.6%, during the six months ended June 30, 2025, due primarily to new loan production of $91.1 million, offset by pay downs on outstanding balances. Residential loans decreased $19.0 million, or 4.7%, during the six months ended June 30, 2025, due to pay downs on outstanding balances. Commercial and multifamily construction loans decreased $40.3 million, or 10.2%, during the six months ended June 30, 2025, due primarily to pay downs on outstanding balances.
The following table provides information about owner occupied CRE and non-owner occupied CRE loans by collateral type at the dates indicated:

	June 30, 2025		December 31, 2024		Change
	Amortized Cost	% of CRE Loans	Amortized Cost	% of CRE Loans	$	%
	(Dollars in thousands)
Owner occupied and non-owner occupied CRE loans by collateral type:
Office	$576,431	19.5%	$565,892	19.4%	$10,539	1.9%
Industrial	508,069	17.2	513,615	17.6	(5,546)	(1.1)
Multi-family	448,705	15.2	414,728	14.2	33,977	8.2
Retail store / shopping center	314,211	10.6	304,562	10.5	9,649	3.2
Mini-storage	162,176	5.5	161,390	5.5	786	0.5

Mixed use property	164,600	5.6	156,627	5.4	7,973	5.1
Motel / hotel	144,013	4.9	165,420	5.7	(21,407)	(12.9)
Warehouse	128,580	4.4	139,341	4.8	(10,761)	(7.7)
Single purpose	124,138	4.2	125,430	4.3	(1,292)	(1.0)
Recreational / school	81,914	2.8	68,416	2.3	13,498	19.7
Other	301,806	10.1	296,929	10.3	4,877	1.6
Total	$2,954,643	100.0%	$2,912,350	100.0%	$42,293	1.5%
Office loans represented the largest segment of owner-occupied and non-owner occupied CRE loans, totaling $576.4 million, or 19.5% of total CRE loans, at June 30, 2025. Of this total, $295.5 million, or 51.3%, were owner-occupied CRE loans. Owner-occupied CRE loans have a lower risk profile than non-owner occupied CRE loans, as there is less tenant rollover risk and they generally include guarantees from the company occupying the space as well as the owners of the company. Multi-family loans increased $34.0 million to $448.7 million, or 15.2% of total CRE loans, due to the completion of $27.0 million in commercial construction loans converting to term CRE loans and $19.0 million in new production offset partially by pay downs on outstanding balances. The average balance of CRE loans was $1.3 million at June 30, 2025.
Loans classified as nonaccrual and nonperforming assets
The following table provides information about our nonaccrual loans and nonperforming assets at the dates indicated:

	June 30, 2025	December 31, 2024	Change
			$	%
	(Dollars in thousands)
Nonaccrual loans: (1)
Commercial business	$2,916	$3,919	$(1,003)	(25.6)%
Residential real estate	832	—	832	100.0
Real estate construction and land development	5,969	—	5,969	100.0
Consumer	148	160	(12)	(7.5)
Total nonaccrual loans	9,865	4,079	5,786	141.8
Accruing loans past due 90 days or more	$8,613	$1,195	$7,418	620.8%
Total nonperforming assets	$18,478	$5,274	$13,204	250.4%

Credit quality ratios:
Nonaccrual loans to loans receivable	0.21%	0.08%	0.13	162.5
Nonperforming loans to loans receivable	0.39	0.11	0.28	254.5
Nonperforming assets to total assets	0.26	0.07	0.19	271.4
(1) At June 30, 2025 and December 31, 2024, $2.3 million and $1.0 million, respectively, of nonaccrual loans, were guaranteed by government agencies.
The following table provides the changes in nonaccrual loans during the six months ended June 30, 2025:

(Dollars in thousands)
Balance, beginning of period	$4,079
Additions	8,754
Net principal payments, sales and transfers to accruing status	(2,255)
Payoffs	(38)
Charge-offs	(675)
Balance, end of period	$9,865
Nonaccrual loans increased $5.8 million to $9.9 million at June 30, 2025, compared to $4.1 million at December 31, 2024. Additions during the six months ended June 30, 2025 consisted of five loans totaling $8.8 million, including one $6.0 million real estate construction and land development loan, one $0.8 million residential real estate loan, and three commercial business loans totaling $2.0 million. These additions were partially offset by a $2.0 million pay down on one nonaccrual commercial business loan.
Accruing loans past due 90 days or more included one $1.6 million commercial business loan that is well secured and in the process of collection and two residential construction loans totaling $6.8 million that are classified as loan modifications and are in the process of renewal.

Allowance for Credit Losses on Loans
The following table provides information regarding our ACL on loans for the periods indicated:

	At or For the Six Months Ended June 30,
	2025	2024	Change
	(Dollars in thousands)
ACL on loans at the end of period	$52,529	$51,219	$1,310

Credit quality ratios:
ACL on loans to loans receivable	1.10%	1.13%	(0.03)%
ACL on loans to nonaccrual loans	532.48	1,338.71	(806.23)

Net charge-offs (recoveries)	$793	$(46)	$839
Average balance of loans receivable during the period	4,781,167	4,409,315	371,852
Net charge-offs (recoveries) on loans to average loans receivable annualized	0.03%	—%	0.03%
The ACL on loans as a percentage of loans receivable was 1.10% at June 30, 2025 compared to 1.09% at December 31, 2024. The ACL on loans increased $61,000, or 0.1%, to $52.5 million at June 30, 2025, compared to December 31, 2024.
The ACL on loans as a percentage of loans receivable declined 3 basis points to 1.10% at June 30, 2025 from 1.13% at June 30,
2024 due primarily to a change in the mix of loans from real estate construction and land development loans requiring a larger ACL to commercial business loans.
The following table presents the ACL on loans by loan portfolio segment at the dates indicated:

	June 30, 2025			December 31, 2024
	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans
	(Dollars in thousands)
Commercial business	$38,353	1.01%	79.4%	$38,293	1.02%	78.3%
Residential real estate	3,942	1.03	8.0	3,464	0.86	8.4
Real estate construction and land development	8,316	1.92	9.0	8,656	1.81	9.9
Consumer	1,918	1.12	3.6	2,055	1.25	3.4
Total ACL on loans	$52,529	1.10%	100.0%	$52,468	1.09%	100.0%

Deposits
The following table summarizes the Company's deposits at the dates indicated:

	June 30, 2025		December 31, 2024		Change
	Balance	% of Total Deposits	Balance	% of Total Deposits	$	%
	(Dollars in thousands)
Noninterest demand deposits	$1,584,231	27.4%	$1,654,955	29.1%	$(70,724)	(4.3)%
Interest bearing demand deposits	1,487,208	25.7	1,464,129	25.8	23,079	1.6
Money market accounts	1,308,952	22.6	1,166,901	20.5	142,051	12.2
Savings accounts	422,372	7.3	421,377	7.4	995	0.2
Total non-maturity deposits	4,802,763	83.0	4,707,362	82.8	95,401	2.0
Certificates of deposit	981,650	17.0	977,251	17.2	4,399	0.5
Total deposits	$5,784,413	100.0%	$5,684,613	100.0%	$99,800	1.8%
Total deposits increased $99.8 million, or 1.8%, to $5.78 billion at June 30, 2025, from $5.68 billion at December 31, 2024. Non-maturity deposits increased by $95.4 million, or 2.0%, from December 31, 2024. The increase in non-maturity deposits was due primarily to a $142.1 million increase in money market accounts from new accounts opened and transfers of funds from existing noninterest demand deposit accounts into these higher yielding accounts.

Borrowings
At June 30, 2025, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $1.24 billion. The FHLB functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. The Bank had $263.2 million in FHLB advances outstanding at June 30, 2025, and $383.0 million in FHLB advances outstanding at December 31, 2024. Advances from the FHLB may be collateralized by FHLB stock owned by the Bank, deposits at the FHLB, certain commercial and residential real estate loans, investment securities or other assets. All FHLB advances at June 30, 2025 were short-term and mature in less than one year.
The Bank maintains a credit facility with the FRB through the Discount Window with available borrowing capacity of $346.3 million at June 30, 2025. The Bank had no FRB borrowings outstanding at June 30, 2025 or December 31, 2024.
In addition to funds obtained in the ordinary course of business, the Company assumed trust preferred securities and the related junior subordinated debentures as part of a prior acquisition. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital. The junior subordinated debentures outstanding were $22.2 million as of June 30, 2025 and $22.1 million as of December 31, 2024, net of unaccreted discount.
The Bank maintains available unsecured federal funds lines with four correspondent banks totaling $145.0 million, with no outstanding borrowings at June 30, 2025 and December 31, 2024.

Stockholders' Equity
Total stockholders' equity increased $24.7 million, or 2.9%, to $888.2 million at June 30, 2025, compared to $863.5 million at December 31, 2024, due primarily to $26.1 million of net income recognized for the six months ended June 30, 2025 and an $18.1 million decrease in accumulated other comprehensive loss, net, offset partially by $16.6 million in dividends paid to common shareholders and $5.4 million in common stock repurchases during the six months ended June 30, 2025. The Company’s stockholders' equity to assets ratio was 12.6% at June 30, 2025, compared to 12.2% at December 31, 2024.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our Board after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon the receipt of dividends from the Bank, which is the Company’s predominant source of income. On July 23, 2025, the Board declared a regular quarterly dividend of $0.24 per common share payable on August 20, 2025 to shareholders of record on August 6, 2025.
On April 24, 2024, the Board authorized the Repurchase Program. The Company is not obligated to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice.

Regulatory Requirements
The Company is a bank holding company under the supervision of the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect in the unaudited Condensed Consolidated Financial Statements and operations. Additionally, the Company and the Bank are required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. Management believes that, as of June 30, 2025, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of June 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories.

The following table summarizes the Company's consolidated and the Bank's actual capital ratios compared to the regulatory "adequately capitalized" capital ratio and the regulatory minimum capital ratio needed to qualify as a "well capitalized" institution, as calculated under regulatory guideline at the dates presented:

	Actual		Adequately Capitalized		Well-Capitalized (1)
	(Dollars in thousands)
June 30, 2025
Total capital ratio
Company	$757,802	13.6%	$446,336	8.0%	$557,920	10.0%
Bank	751,186	13.5	445,933	8.0	557,416	10.0
Tier 1 capital ratio
Company	704,583	12.6	334,752	6.0	446,336	8.0
Bank	697,967	12.5	334,450	6.0	445,933	8.0
Common equity Tier 1 capital ratio
Company	682,379	12.2	251,064	4.5	362,648	6.5
Bank	697,967	12.5	250,837	4.5	362,320	6.5
Leverage ratio
Company	704,583	10.3	274,479	4.0	343,099	5.0
Bank	697,967	10.2	274,291	4.0	342,864	5.0
December 31, 2024
Total capital ratio
Company	$749,854	13.3%	$450,307	8.0%	$562,884	10.0%
Bank	742,222	13.2	450,002	8.0	562,503	10.0
Tier 1 capital ratio
Company	698,412	12.4	337,730	6.0	450,307	8.0
Bank	690,780	12.3	337,502	6.0	450,002	8.0
Common equity Tier 1 capital ratio
Company	676,354	12.0	253,298	4.5	365,874	6.5
Bank	690,780	12.3	253,126	4.5	365,627	6.5
Leverage ratio
Company	698,412	10.0	278,910	4.0	348,637	5.0
Bank	690,780	9.9	278,749	4.0	348,436	5.0
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

Liquidity and Capital Resources
We maintain sufficient cash and cash equivalents and investment securities to meet short-term liquidity needs and actively monitor our long-term liquidity position to ensure the availability of capital resources for contractual obligations, strategic loan growth objectives and to fund operations. Our funding strategy has been to focus on acquiring non-maturity deposits from our retail accounts, and noninterest bearing demand deposits from our commercial customers and to use our borrowing availability to fund growth in assets. Our liquidity policy permits the purchase of brokered deposits in an amount not to exceed 15% of the Company's total deposits as a secondary source for funding. The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $2.37 billion, or 41.0% of total deposits, at June 30, 2025 and $2.27 billion, or 40.0% of total deposits, at December 31, 2024. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. At June 30, 2025, we had $102.5 million in brokered deposits, or 1.77% of total deposits, compared to $110.0 million, or 1.93% of total deposits, at December 31, 2024. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition so we adhere to internal management targets assigned to the loan to deposit ratio, liquidity ratio, net short-term non-core funding ratio and non-core liabilities to total assets ratio to ensure an appropriate liquidity position. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.
The following table summarizes the Company's available liquidity as of the dates indicated:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
On-balance sheet liquidity
Cash and cash equivalents	$254,096	$117,100
Unencumbered investment securities available for sale (1)	655,876	746,163
Total on-balance sheet liquidity	$909,972	$863,263
Off-balance sheet liquidity
FRB borrowing availability	$346,307	$360,104
FHLB borrowing availability (2)	977,805	976,288
Fed funds line borrowing availability with correspondent banks	145,000	145,000
Total off-balance sheet liquidity	$1,469,112	$1,481,392
Total available liquidity	$2,379,084	$2,344,655
(1) Investment securities available for sale at fair value.
(2) Includes FHLB borrowing availability of $1.24 billion at June 30, 2025 based on pledged assets; however, maximum credit capacity is 45% of the Bank's total assets one quarter in arrears, or $3.21 billion.
Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our capital resources since the information disclosed in our 2024 Annual Form 10-K. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

Critical Accounting Estimates
Our critical accounting estimates are described in detail in the "Critical Accounting Estimates" section within Item 7 of our 2024 Annual Form 10-K. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting estimates include estimates of the ACL on loans and goodwill. There have been no material changes in these estimates during the six months ended June 30, 2025.

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
Net interest income simulation
We use an income simulation model as the primary tool to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Modeling the sensitivity of net interest income is highly dependent on numerous assumptions incorporated into the modeling process. Key assumptions in the model include prepayment speeds on loans and investment securities, repricing betas on non-maturity deposits, and repricing on investment securities, loans, and borrowings. In order to measure the interest rate risk sensitivity as of June 30, 2025, this simulation model uses a “static balance sheet” assumption, meaning the size and mix of the balance sheet remains the same as maturing cash flows from assets and liabilities are reinvested into the same categories at the current level of interest rates. The simulation also assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

The following table summarizes the estimated effect on net interest income over a 12 month period measured against a flat rate (no interest rate change) scenario for the dates indicated:

	June 30, 2025		December 31, 2024
	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
Change in Interest Rates (Basis Points)	(Dollars in thousands)
+200(shock)	3,256	1.4	(218)	(0.1)
+100(shock)	2,779	1.2	658	0.3
+0(flat)	—	—	—	—
-100(shock)	(1,818)	(0.8)	(72)	—
-200(shock)	(6,340)	(2.7)	(2,624)	(1.1)
The Company’s balance sheet sensitivity to changes in market rates shows an increase in asset sensitivity at June 30, 2025 compared to December 31, 2024. This is due primarily to balance sheet changes that include an increase in interest earning deposits, a reduction in short-term wholesale funding, and a reduction in fixed rate investment securities. For each of the interest rate scenarios modeled and measured by management as presented in the preceding table, results at June 30, 2025 were well within established risk tolerances as established by policy.
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
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Repurchase Programs
The following table provides information about repurchases of common stock by the Company during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased at period end under the program
April 1, 2025—April 30, 2025	—	$—	—	990,522
May 1, 2025— May 31, 2025	104,754	23.33	104,754	885,768
June 1, 2025—June 30, 2025	93,075	23.29	88,936	796,832
Total	197,829	$23.31
(1)Of the common shares repurchased by the Company between April 1, 2025 and June 30, 2025 a total of 4,139 shares represented the cancellation of stock to pay withholding taxes on vested restricted stock units and were not repurchased pursuant to the publicly announced stock repurchase program.

On April 24, 2024, the Board approved a plan to repurchase of up to 5% of the Company's outstanding common shares or approximately 1,734,492 shares. The April 2024 repurchase program superseded a previous stock repurchase program, authorized in March 2020.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

ITEM 6.     EXHIBITS

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
3.1	Amended and Restated Articles of Incorporation of Heritage Financial Corporation	8-K	3.1(B)	05/18/2010

3.2	Amendment to Amended and Restated Articles of Incorporation of Heritage Financial Corporation	S-14A	_	03/18/2011

3.3	Amended and restated Bylaws of Heritage Financial Corporation	8-K	3.3	06/30/2020

10.1*	Employment Agreement between Heritage Financial Corporation and Bryan D. McDonald dated May 6, 2025	8-K	10.1	05/06/2025

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
* Indicates management contract or compensatory plan or arrangement.
(1) Filed herewith.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION
Date:
August 8, 2025	/S/ BRYAN MCDONALD
Bryan McDonald
Chief Executive Officer
(Principal Executive Officer)
Date:
August 8, 2025	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)