Form 10-Q
period 2025-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2025-11-07
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025 or

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
As of October 29, 2025, there were 33,956,738 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2025

GLOSSARY OF ACRONYMS, ABBREVIATIONS, AND TERMS
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q. As used throughout this report, the terms "Heritage," “we,” “our,” “us” or the "Company" refer to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

2024 Annual Form 10-K	Company's Annual Report on Form 10-K for the year ended December 31, 2024
ACL	Allowance for Credit Losses
AOCI	Accumulated Other Comprehensive Income (loss), net
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Heritage Bank
Board	Heritage Financial Corporation Board of Directors
BOLI	Bank Owned Life Insurance
CECL	Current Expected Credit Loss
CMO	Collateralized Mortgage Obligations
CODM	Chief Operating Decision Maker
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DFI	Division of Banks of the Washington State Department of Financial Institutions
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Des Moines
FRB	Federal Reserve Bank
GAAP	U.S. Generally Accepted Accounting Principles
LIHTC	Low-Income Housing Tax Credit
MBS	Mortgage-Backed Securities
Olympic	Olympic Bancorp, Inc.
SEC	Securities and Exchange Commission
SM	Special Mention
SS	Substandard
Unfunded Commitments	Off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments
USDA	United States Department of Agriculture

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” These statements relate to our financial condition, results of operations, beliefs, plans, objectives, goals, expectations, assumptions and statements about future performance or business. The Company cautions readers not to place undue reliance on any forward-looking statements. Moreover, you should treat these statements as speaking only as of the date they are made and based only on information then actually known to the Company. The Company does not undertake and specifically disclaims any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements whether as a result of new information, future events or otherwise. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results for future periods to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect our operating results and stock price performance. These risks include, but are not limited to:
•potential adverse impacts to economic conditions nationally or in our local market areas, other markets where we have lending relationships, or other aspects of our business operations or financial markets including, without limitation, as a result of credit quality deterioration, pronounced and sustained reductions in real estate market values, employment levels, labor shortages, and a potential recession or slowed economic growth;
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
•rapid technological changes implemented by us and other parties including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence;
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
•our ability to implement our organic and acquisition growth strategies, including the pending acquisition of Olympic;
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
•the commencement, costs, effects and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject;
•potential impairment to the goodwill we recorded in connection with our past acquisitions, including the pending acquisition of Olympic;
•loss of, or inability to attract, key personnel;
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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except share data)

	September 30, 2025	December 31, 2024
ASSETS
Cash on hand and in banks	$74,030	$58,821
Interest earning deposits	171,461	58,279
Cash and cash equivalents	245,491	117,100
Investment securities available for sale, at fair value, net (amortized cost of $674,108 and $835,592, respectively)	631,231	764,394
Investment securities held to maturity, at amortized cost, net (fair value of $628,049 and $623,452, respectively)	681,626	703,285
Total investment securities	1,312,857	1,467,679
Loans receivable	4,769,160	4,802,123
Allowance for credit losses on loans	(53,974)	(52,468)
Loans receivable, net	4,715,186	4,749,655
Premises and equipment, net	70,382	71,580
Federal Home Loan Bank stock, at cost	10,473	21,538
Bank owned life insurance	105,464	111,699
Accrued interest receivable	19,146	19,483
Prepaid expenses and other assets	289,677	303,452
Other intangible assets, net	2,264	3,153
Goodwill	240,939	240,939
Total assets	$7,011,879	$7,106,278
LIABILITIES AND STOCKHOLDERS' EQUITY
Non-interest bearing deposits	$1,617,909	$1,654,955
Interest bearing deposits	4,239,555	4,029,658
Total deposits	5,857,464	5,684,613
Borrowings	138,000	383,000
Junior subordinated debentures	22,277	22,058
Accrued expenses and other liabilities	90,074	153,080
Total liabilities	6,107,815	6,242,751
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 33,956,738 and 33,990,827 shares issued and outstanding, respectively	529,949	531,674
Retained earnings	407,561	387,097
Accumulated other comprehensive loss, net	(33,446)	(55,244)
Total stockholders’ equity	904,064	863,527
Total liabilities and stockholders’ equity	$7,011,879	$7,106,278
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
INTEREST INCOME:
Interest and fees on loans	$66,422	$64,138	$196,231	$182,608
Taxable interest on investment securities	11,102	13,472	34,420	42,462
Nontaxable interest on investment securities	138	159	414	505
Interest on interest earning deposits	1,846	2,048	4,309	5,177
Total interest income	79,508	79,817	235,374	230,752
INTEREST EXPENSE:
Deposits	20,121	20,256	59,760	55,097
Junior subordinated debentures	474	541	1,417	1,627
Borrowings	1,542	6,062	8,153	18,427
Total interest expense	22,137	26,859	69,330	75,151
Net interest income	57,371	52,958	166,044	155,601
Provision for credit losses	1,775	2,439	2,782	5,099
Net interest income after provision for credit losses	55,596	50,519	163,262	150,502
NONINTEREST INCOME:
Service charges and other fees	3,046	2,788	8,953	8,393
Card revenue	2,209	2,134	5,950	5,903
Loss on sale of investment securities, net	—	(6,945)	(10,741)	(18,839)
Gain on sale of loans, net	—	—	—	26
Interest rate swap fees	96	—	115	52
Bank owned life insurance income	1,008	860	3,206	2,711
Gain on sale of other assets, net	—	1,480	8	1,529
Other income	1,966	1,520	6,254	4,408
Total noninterest income	8,325	1,837	13,745	4,183
NONINTEREST EXPENSE:
Compensation and employee benefits	26,082	24,367	77,348	74,291
Occupancy and equipment	4,665	4,850	14,431	14,547
Data processing	3,754	3,964	11,317	10,879
Marketing	284	128	955	583
Professional services	1,332	490	3,188	1,852
State/municipal business and use taxes	1,235	1,249	3,660	3,709
Federal deposit insurance premium	796	824	2,418	2,431
Amortization of intangible assets	284	399	889	1,241
Other expense	3,183	3,019	9,877	9,223
Total noninterest expense	41,615	39,290	124,083	118,756
Income before income taxes	22,306	13,066	52,924	35,929
Income tax expense	3,137	1,643	7,629	4,599
Net income	$19,169	$11,423	$45,295	$31,330
Basic earnings per share	$0.56	$0.33	$1.33	$0.91
Diluted earnings per share	$0.55	$0.33	$1.31	$0.90
Dividends declared per share	$0.24	$0.23	$0.72	$0.69
Average number of basic shares outstanding	33,953,810	34,322,069	34,009,010	34,584,851
Average number of diluted shares outstanding	34,413,386	34,658,674	34,481,877	35,002,375
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income	$19,169	$11,423	$45,295	$31,330
Change in fair value of investment securities available for sale, net of tax of $1,074, $6,146, $3,955, and $3,884 respectively	3,804	21,627	13,626	14,466
Amortization of net unrealized gain for the reclassification of investment securities available for sale to held to maturity, net of tax of $(17), $(18), $(58), and $(53) respectively	(61)	(64)	(204)	(190)
Reclassification adjustment for net loss from sale of investment securities available for sale included in income, net of tax benefit of $0, $1,537, $2,365, and $4,169 respectively	—	5,408	8,376	14,670
Other comprehensive income	3,743	26,971	21,798	28,946
Comprehensive income	$22,912	$38,394	$67,093	$60,276
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except shares and per share data)

	Three Months Ended September 30, 2025
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at June 30, 2025	33,953,194	$528,758	$396,643	$(37,189)	$888,212
Restricted stock units vested	3,544				—
Stock-based compensation expense		1,215			1,215
Common stock repurchased		(24)			(24)
Net income			19,169		19,169
Other comprehensive income, net of tax				3,743	3,743
Cash dividends declared on common stock ($0.24 per share)			(8,251)		(8,251)
Balance at September 30, 2025	33,956,738	$529,949	$407,561	$(33,446)	$904,064

	Nine Months Ended September 30, 2025
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2024	33,990,827	$531,674	$387,097	$(55,244)	$863,527
Restricted stock units vested	198,988				—
Stock-based compensation expense		3,748			3,748
Common stock repurchased	(233,077)	(5,473)			(5,473)
Net income			45,295		45,295
Other comprehensive income, net of tax				21,798	21,798
Cash dividends declared on common stock ($0.72 per share)			(24,831)		(24,831)
Balance at September 30, 2025	33,956,738	$529,949	$407,561	$(33,446)	$904,064

	Three Months Ended September 30, 2024
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at June 30, 2024	34,496,197	$541,294	$379,714	$(70,501)	$850,507
Restricted stock units vested	5,723				—
Stock-based compensation expense		1,153			1,153
Common stock repurchased	(348,381)	(7,530)			(7,530)
Net income			11,423		11,423
Other comprehensive income, net of tax				26,971	26,971
Cash dividends declared on common stock ($0.23 per share)			(8,010)		(8,010)
Balance at September 30, 2024	34,153,539	$534,917	$383,127	$(43,530)	$874,514

	Nine Months Ended September 30, 2024
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2023	34,906,233	$549,748	$375,989	$(72,476)	$853,261
Restricted stock units vested	165,418				—
Stock-based compensation expense		3,223			3,223
Common stock repurchased	(918,112)	(18,054)			(18,054)
Net income			31,330		31,330
Other comprehensive income, net of tax				28,946	28,946
Cash dividends declared on common stock ($0.69 per share)			(24,192)		(24,192)
Balance at September 30, 2024	34,153,539	$534,917	$383,127	$(43,530)	$874,514
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$45,295	$31,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	678	1,136
Provision for credit losses	2,782	5,099
Stock-based compensation expense	3,748	3,223
Amortization of intangible assets	889	1,241
Origination of mortgage loans held for sale	—	(1,318)
Proceeds from sale of mortgage loans held for sale	—	1,344
Deferred income tax expense	913	899
Bank owned life insurance income	(3,206)	(2,711)
Gain on sale of mortgage loans held for sale, net	—	(26)
Loss on sale of investment securities available for sale, net	10,741	18,839
Gain on sale of premises and equipment	—	(1,480)
Other	4,994	(13,712)
Net cash provided by operating activities	66,834	43,864
Cash flows from investing activities:
Loan originations and purchases, net of payments	35,113	(342,880)
Maturities and repayments of investment securities available for sale	94,976	92,146
Maturities and repayments of investment securities held to maturity	21,098	19,393
Purchase of investment securities available for sale	(84,669)	(33,132)
Purchase of premises and equipment	(3,448)	(2,657)
Purchase of bank owned life insurance	(39)	(39)
Proceeds from bank owned life insurance death benefit	502	1,157
Proceeds from surrender of bank owned life insurance	5,091	—
Purchases of Federal Home Loan Bank stock	(21,036)	(58,829)
Proceeds from sales of investment securities available for sale	141,682	241,968
Proceeds from redemption of Federal Home Loan Bank stock	32,101	46,022
Proceeds from sales of assets held for sale	—	7,459
Proceeds from sales of premises and equipment	52	50
Capital contributions to tax credit partnerships	(57,745)	(12,568)
Net cash provided (used) by investing activities	163,678	(41,910)
Cash flows from financing activities:
Net increase in deposits	172,851	108,620
Proceeds from borrowings	467,400	1,319,710
Repayment of borrowings	(712,400)	(1,437,710)
Common stock cash dividends paid	(24,499)	(23,921)
Repurchase of common stock	(5,473)	(18,054)
Net cash used by financing activities	(102,121)	(51,355)
Net increase (decrease) in cash and cash equivalents	128,391	(49,401)
Cash and cash equivalents at beginning of period	117,100	224,973
Cash and cash equivalents at end of period	$245,491	$175,572

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flow information:
Cash paid for interest	$69,716	$84,048
Cash paid for income taxes, net of refunds	1,125	1,345

Supplemental non-cash disclosures of cash flow information:
Investment in LIHTC partnership and related funding commitment	142	100
Right of use assets obtained in exchange for new operating lease liabilities	3,240	3,214
Transfers of premises and equipment classified as held for sale to prepaid expenses and other assets from premises and equipment, net	93	—
Transfer of bank owned life insurance to prepaid expenses and other assets due to surrender of policies	8,463	—
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
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. It is recommended these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2024 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.
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
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the unaudited Condensed Consolidated Financial Statements are disclosed in greater detail in the 2024 Annual Form 10-K. There have not been any material changes in the Company's significant accounting policies during the nine months ended September 30, 2025 from those contained in the 2024 Annual Form 10-K.
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
FASB ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, was issued in September 2025. The amendment removed references to prescriptive and sequential software development stages so that guidance is neutral to software development methods in determining when internal-use software is capitalizable. The new standard is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its business operations or Consolidated Statements of Financial Condition.

(2)Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement the Bank’s lending activities.
There were no investment securities classified as trading at September 30, 2025 or December 31, 2024.
(a) Investment Securities by Classification, Type and Maturity
The following tables present the amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized and unrecognized gains and losses including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in AOCI, at the dates indicated:

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$13,276	$—	$(1,634)	$11,642
Municipal securities	59,581	19	(8,403)	51,197
Residential CMO and MBS(1)	321,733	1,487	(24,483)	298,737
Commercial CMO and MBS(1)	265,917	696	(10,618)	255,995
Corporate obligations	7,000	63	(44)	7,019
Other asset-backed securities	6,601	40	—	6,641
Total	$674,108	$2,305	$(45,182)	$631,231
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	September 30, 2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,297	$—	$(21,846)	$129,451
Residential CMO and MBS(1)	224,654	88	(10,188)	214,554
Commercial CMO and MBS(1)	305,675	22	(21,653)	284,044
Total	$681,626	$110	$(53,687)	$628,049
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$14,934	$—	$(2,390)	$12,544
Municipal securities	61,169	12	(10,239)	50,942
Residential CMO and MBS(1)	407,520	711	(38,900)	369,331
Commercial CMO and MBS(1)	330,249	134	(20,642)	309,741
Corporate obligations	11,700	181	(111)	11,770
Other asset-backed securities	10,020	47	(1)	10,066
Total	$835,592	$1,085	$(72,283)	$764,394
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,216	$—	$(28,874)	$122,342
Residential CMO and MBS(1)	244,309	—	(18,563)	225,746
Commercial CMO and MBS(1)	307,760	27	(32,423)	275,364
Total	$703,285	$27	$(79,860)	$623,452
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

The following table presents the amortized cost and fair value of investment securities by contractual maturity at the date indicated. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2025
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$500	$501	$—	$—
Due after one year through five years	8,938	8,770	—	—
Due after five years through ten years	39,423	35,540	101,554	89,544
Due after ten years	30,996	25,047	49,743	39,907
Total investment securities due at a single maturity date	79,857	69,858	151,297	129,451
MBS(1)	594,251	561,373	530,329	498,598
Total investment securities	$674,108	$631,231	$681,626	$628,049
(1) MBS, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their payment speed.
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2025 and December 31, 2024.
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

	September 30, 2025
	Less than 12 Months			12 Months or Longer		Total
	Fair Value	Unrealized Losses		Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—		$11,642	$(1,634)	$11,642	$(1,634)
Municipal securities	1,247	—	*	45,486	(8,403)	46,733	(8,403)
Residential CMO and MBS(1)	1,775	(7)		181,249	(24,476)	183,024	(24,483)
Commercial CMO and MBS(1)	6,939	(6)		154,811	(10,612)	161,750	(10,618)
Corporate obligations	—	—		3,956	(44)	3,956	(44)
Other asset-backed securities	1,444	—	*	—	—	1,444	—	*
Total	$11,405	$(13)		$397,144	$(45,169)	$408,549	$(45,182)
* Unrealized losses less than one thousand dollars
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—	$12,544	$(2,390)	$12,544	$(2,390)
Municipal securities	—	—	45,157	(10,239)	45,157	(10,239)
Residential CMO and MBS(1)	25,126	(321)	232,903	(38,579)	258,029	(38,900)
Commercial CMO and MBS(1)	17,772	(86)	270,897	(20,556)	288,669	(20,642)
Corporate obligations	—	—	3,890	(111)	3,890	(111)
Other asset-backed securities	1,568	(1)	—	—	1,568	(1)
Total	$44,466	$(408)	$565,391	$(71,875)	$609,857	$(72,283)
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
(c) ACL on Investment Securities
The Company evaluated investment securities available for sale as of September 30, 2025 and December 31, 2024, and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of either September 30, 2025 or December 31, 2024. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of September 30, 2025 and December 31, 2024.
The Company also evaluated investment securities held to maturity for current expected credit losses as of September 30, 2025 and December 31, 2024. There were no investment securities held to maturity classified as nonaccrual or past due as of September 30, 2025 and December 31, 2024, and all were issued by the U.S. government and its agencies and either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and had a long history of no credit losses. Accordingly, the Company did not measure expected credit losses on investment securities held to maturity since the historical credit loss information adjusted for current conditions and reasonable and supportable forecast results in an expectation that nonpayment of the amortized cost basis is zero. Therefore, no ACL on investment securities held to maturity was recorded as of September 30, 2025 or December 31, 2024.
(d) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of investment securities available for sale determined using the specific identification method for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	(6,945)	(10,741)	(18,839)
Net realized losses	$—	$(6,945)	$(10,741)	$(18,839)
(e) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities that were pledged as collateral for the following obligations at the dates indicated:

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
State and local governments public deposits	$226,998	$217,525	$236,047	$220,104
FRB	399,815	360,030	434,534	373,410
Other securities pledged	55,447	51,059	53,296	48,169
Total	$682,260	$628,614	$723,877	$641,683
(f) Accrued Interest Receivable
Accrued interest receivable excluded from the amortized cost of investment securities available for sale totaled $2.3 million and $2.7 million at September 30, 2025 and December 31, 2024, respectively. Accrued interest receivable excluded from the amortized cost on investment securities held to maturity totaled $2.1 million and $2.2 million at September 30, 2025 and December 31, 2024, respectively.
No amounts of accrued interest receivable on investment securities available for sale or held to maturity were reversed against interest income on investment securities during the nine months ended September 30, 2025 and 2024.

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
The amortized cost of loans receivable, net of ACL on loans, consisted of the following portfolio segments and classes at the dates indicated:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$819,076	$842,672
Owner-occupied CRE	1,022,727	1,003,243
Non-owner occupied CRE	1,938,190	1,909,107
Total commercial business	3,779,993	3,755,022
Residential real estate	374,875	402,954
Real estate construction and land development:
Residential	90,440	83,890
Commercial and multifamily	351,196	395,553
Total real estate construction and land development	441,636	479,443
Consumer	172,656	164,704
Loans receivable	4,769,160	4,802,123
ACL on loans	(53,974)	(52,468)
Loans receivable, net	$4,715,186	$4,749,655

Balances included in the amortized cost of loans receivable:
Unamortized net discount on acquired loans	$(743)	$(1,095)
Unamortized net deferred fee	$(11,018)	$(10,110)
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
Loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a Pass grade may have some estimated inherent losses, but to a lesser extent than the other loan grades. The SM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of any potential loss. The likelihood of loss for SM graded loans, however, is greater than Watch graded loans because there has been measurable credit deterioration. Loans with a SS grade have further credit deterioration and include both accrual loans and nonaccrual loans. For Doubtful and Loss graded loans, the Company is almost certain of the losses and the outstanding principal balances are generally charged off to the realizable value. There were no loans graded Doubtful or Loss as of September 30, 2025 and December 31, 2024.
The following tables present the amortized cost of loans receivable by risk grade and origination year at the dates indicated:

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
Commercial business:
Commercial and industrial
Pass	$96,164	$176,964	$102,821	$81,760	$39,470	$104,801	$143,640	$1,826	$747,446
SM	1,253	5,406	11,178	7,218	1,524	1,483	17,930	2,451	48,443
SS	—	—	1,862	6,910	25	5,967	8,282	141	23,187
Total	97,417	182,370	115,861	95,888	41,019	112,251	169,852	4,418	819,076
Owner-occupied CRE
Pass	88,339	112,982	88,435	133,200	140,576	425,266	936	—	989,734
SM	—	—	3,804	1,204	4,734	6,453	—	—	16,195
SS	—	—	—	—	—	16,798	—	—	16,798
Total	88,339	112,982	92,239	134,404	145,310	448,517	936	—	1,022,727
Non-owner occupied CRE
Pass	141,469	173,149	173,819	336,021	228,382	828,260	—	38	1,881,138
SM	—	—	2,845	—	7,846	23,631	—	—	34,322
SS	—	—	—	570	—	22,160	—	—	22,730
Total	141,469	173,149	176,664	336,591	236,228	874,051	—	38	1,938,190
Total commercial business
Pass	325,972	463,095	365,075	550,981	408,428	1,358,327	144,576	1,864	3,618,318
SM	1,253	5,406	17,827	8,422	14,104	31,567	17,930	2,451	98,960
SS	—	—	1,862	7,480	25	44,925	8,282	141	62,715
Total	327,225	468,501	384,764	566,883	422,557	1,434,819	170,788	4,456	3,779,993
Residential real estate
Pass	—	26,401	47,789	127,594	126,690	44,969	—	—	373,443
SS	—	—	—	898	392	142	—	—	1,432
Total	—	26,401	47,789	128,492	127,082	45,111	—	—	374,875
Real estate construction and land development:
Residential
Pass	38,736	31,507	10,389	1,844	—	1,000	229	—	83,705
SS	—	—	985	—	5,750	—	—	—	6,735
Total	38,736	31,507	11,374	1,844	5,750	1,000	229	—	90,440
Commercial and multifamily
Pass	46,791	74,893	112,764	89,920	1,365	2,613	—	—	328,346
SM	—	—	—	889	—	311	—	—	1,200
SS	—	—	—	—	15,625	6,025	—	—	21,650
Total	46,791	74,893	112,764	90,809	16,990	8,949	—	—	351,196

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
Total real estate construction and land development
Pass	85,527	106,400	123,153	91,764	1,365	3,613	229	—	412,051
SM	—	—	—	889	—	311	—	—	1,200
SS	—	—	985	—	21,375	6,025	—	—	28,385
Total	85,527	106,400	124,138	92,653	22,740	9,949	229	—	441,636
Consumer
Pass	1,207	342	692	1,207	265	15,102	150,593	1,403	170,811
SS	—	—	426	35	—	742	402	240	1,845
Total	1,207	342	1,118	1,242	265	15,844	150,995	1,643	172,656
Loans receivable
Pass	412,706	596,238	536,709	771,546	536,748	1,422,011	295,398	3,267	4,574,623
SM	1,253	5,406	17,827	9,311	14,104	31,878	17,930	2,451	100,160
SS	—	—	3,273	8,413	21,792	51,834	8,684	381	94,377
Total	$413,959	$601,644	$557,809	$789,270	$572,644	$1,505,723	$322,012	$6,099	$4,769,160
(1) Represents the loans receivable balance at September 30, 2025 which was converted from a revolving loan to a non-revolving amortizing loan during the nine months ended September 30, 2025.

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

The following tables present gross charge-offs by loan class and origination year, for the periods indicated:

	Nine Months Ended September 30, 2025
	Current Period Gross Charge-offs by Origination Year						Revolving Loans	Total Gross Charge-Offs
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
Commercial business	$—	$77	$286	$429	$—	$79	$—	$871
Residential real estate	—	—	—	27	—	—	—	27
Consumer	—	10	19	2	—	97	282	410
Total	$—	$87	$305	$458	$—	$176	$282	$1,308

	Nine Months Ended September 30, 2024
	Current Period Gross Charge-offs by Origination Year						Revolving Loans	Total Gross Charge-Offs
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
Commercial business	$—	$313	$—	$—	$—	$2,636	$—	$2,949
Consumer	—	6	22	—	11	139	268	446
Total	$—	$319	$22	$—	$11	$2,775	$268	$3,395

(d) Nonaccrual Loans
The following tables present the amortized cost of nonaccrual loans at the dates indicated:

	September 30, 2025
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,033	$2,385	$3,418
Total commercial business	1,033	2,385	3,418
Residential real estate	1,290	—	1,290
Real estate construction and land development:
Residential	6,735	—	6,735
Commercial and multifamily	6,025	—	6,025
Total real estate construction and land development	12,760	—	12,760
Consumer	144	—	144
Total	$15,227	$2,385	$17,612

	December 31, 2024
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,002	$667	$1,669
Owner-occupied CRE	2,250	—	2,250
Total commercial business	3,252	667	3,919
Consumer	160	—	160
Total	$3,412	$667	$4,079
The following tables present the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full or sale of previously classified nonaccrual loans during the periods indicated:

	Three Months Ended September 30,
	2025		2024
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$(37)	$8	$—	$126
Owner-occupied CRE	—	60	(28)	—
Total commercial business	(37)	68	(28)	126
Residential real estate	(5)	—	—	—
Real estate construction and land development:
Residential	(178)	—	—	—
Total	$(220)	$68	$(28)	$126

	Nine Months Ended September 30,
	2025		2024
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$(59)	$27	$(27)	$339
Owner-occupied CRE	—	60	(28)	144
Non-owner occupied CRE	—	—	—	—
Total commercial business	(59)	87	(55)	483
Residential real estate	(33)	—	—	—
Real estate construction and land development:
Residential	(178)	—	—	—
Commercial and multifamily	(154)	—	—	—
Total real estate construction and land development	(332)	—	—	—
Consumer	—	—	—	—
Total	$(424)	$87	$(55)	$483
For the three and nine months ended September 30, 2025 and 2024, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full or sale.
(e) Past due loans
The Company performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The following tables present the amortized cost of past due loans at the dates indicated:

	September 30, 2025
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$13,559	$2,267	$15,826	$803,250	$819,076
Owner-occupied CRE	225	—	225	1,022,502	1,022,727
Non-owner occupied CRE	3,425	3,238	6,663	1,931,527	1,938,190
Total commercial business	17,209	5,505	22,714	3,757,279	3,779,993
Residential real estate	—	1,290	1,290	373,585	374,875
Real estate construction and land development:
Residential	—	5,750	5,750	84,690	90,440
Commercial and multifamily	—	—	—	351,196	351,196
Total real estate construction and land development	—	5,750	5,750	435,886	441,636
Consumer	503	100	603	172,053	172,656
Total	$17,712	$12,645	$30,357	$4,738,803	$4,769,160

	December 31, 2024
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$659	$2,471	$3,130	$839,542	$842,672
Owner-occupied CRE	1,426	—	1,426	1,001,817	1,003,243
Non-owner occupied CRE	—	—	—	1,909,107	1,909,107
Total commercial business	2,085	2,471	4,556	3,750,466	3,755,022

	December 31, 2024
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Residential real estate	832	—	832	402,122	402,954
Real estate construction and land development:
Residential	—	—	—	83,890	83,890
Commercial and multifamily	—	—	—	395,553	395,553
Total real estate construction and land development	—	—	—	479,443	479,443
Consumer	339	160	499	164,205	164,704
Total	$3,256	$2,631	$5,887	$4,796,236	$4,802,123
As of September 30, 2025 there was $3.3 million of loans 90 days or more past due and still accruing interest, of which $3.2 million was non-owner occupied CRE. There was $1.2 million of loans 90 days or more past due and still accruing interest as of December 31, 2024, all of which were commercial and industrial.
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

	September 30, 2025
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$—	$373	$960	$68	$1,401
Total commercial business	—	373	960	68	1,401
Residential real estate	—	—	1,290	—	1,290
Real estate construction and land development:
Residential	—	—	6,735	—	6,735
Commercial and multifamily	6,025	—	—	—	6,025
Total real estate construction and land development	6,025	—	6,735	—	12,760
Consumer	—	—	144	—	144
Total	$6,025	$373	$9,129	$68	$15,595

	December 31, 2024
	CRE	Farmland	Residential Real Estate	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$—	$389	$613	$1,002
Owner-occupied CRE	2,250	—	—	2,250
Total commercial business	2,250	389	613	3,252
Consumer	—	—	160	160
Total	$2,250	$389	$773	$3,412
There have been no significant changes to the collateral securing loans individually evaluated for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the nine months ended September 30, 2025, except changes due to additions or removals of loans in this classification.
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
The following tables present the amortized cost of loans that were experiencing both financial difficulty and modified during the periods indicated:

	Three Months Ended September 30, 2025
	Term Extension	Term Extension & Int. Rate Reduction	Total Modified Loans	% of Modified Loans to Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$13,199	$13	$13,212	1.61%
Total commercial business	13,199	13	13,212	0.35
Real estate construction and land development:
Residential	6,735	—	6,735	7.45
Commercial and multifamily	15,625	—	15,625	4.45
Total real estate construction and land development	22,360	—	22,360	5.06
Consumer	9	—	9	0.01
Total	$35,568	$13	$35,581	0.75%

	Three Months Ended September 30, 2024
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$7,041	$7,041	0.85%
Non-owner occupied CRE	2,657	2,657	0.14
Total commercial business	9,698	9,698	0.27
Real estate construction and land development:
Residential	6,750	6,750	8.51
Total real estate construction and land development	6,750	6,750	1.47
Consumer	10	10	0.01
Total	$16,458	$16,458	0.35%

	Nine Months Ended September 30, 2025
	Term Extension	Term Extension & Int. Rate Reduction	Total Modified Loans	% of Modified Loans to Loans Receivable

	(Dollars in thousands)
Commercial business:
Commercial and industrial	$16,716	$13	$16,729	2.04%
Owner-occupied CRE	1,517	—	1,517	0.15
Non-owner occupied CRE	669	—	669	0.03

	Nine Months Ended September 30, 2025
	Term Extension	Term Extension & Int. Rate Reduction	Total Modified Loans	% of Modified Loans to Loans Receivable

Total commercial business	18,902	13	18,915	0.50
Real estate construction and land development:
Residential	6,735	—	6,735	7.45
Commercial and multifamily	22,539	—	22,539	6.42
Total real estate construction and land development	29,274	—	29,274	6.63
Consumer	9	—	9	0.01
Total	$48,185	$13	$48,198	1.01%

	Nine Months Ended September 30, 2024
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable

	(Dollars in thousands)
Commercial business:
Commercial and industrial	$20,611	$20,611	2.50%
Non-owner occupied CRE	2,658	2,658	0.14
Total commercial business	23,269	23,269	0.64
Real estate construction and land development:
Residential	6,750	6,750	8.51
Commercial and multifamily	20,800	20,800	5.50
Total real estate construction and land development	27,550	27,550	6.02
Consumer	39	39	0.02
Total	$50,858	$50,858	1.09%
The following tables present the financial effects of the loan modifications presented in the preceding tables during the periods indicated:

Three Months Ended September 30, 2025
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.78
Total commercial business	0.78
Real estate construction and land development:
Residential	0.75
Commercial and multifamily	1.00
Total real estate construction and land development	0.93
Consumer	5.33
Total	0.87

Three Months Ended September 30, 2024
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.59
Non-owner occupied CRE	0.83
Total commercial business	0.66
Real estate construction and land development:
Residential	0.17
Total real estate construction and land development	0.17
Consumer	2.17
Total	0.46

Nine Months Ended September 30, 2025
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.81
Owner-occupied CRE	1.50
Non-owner occupied CRE	0.42
Total commercial business	0.85
Real estate construction and land development:
Residential	0.75
Commercial and multifamily	0.89
Total real estate construction and land development	0.86
Consumer	5.33
Total	0.86

Nine Months Ended September 30, 2024
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.76
Non-owner occupied CRE	0.83
Total commercial business	0.77
Real estate construction and land development:
Residential	0.17
Commercial and multifamily	0.69
Total real estate construction and land development	0.56
Consumer	1.52
Total	0.66
At September 30, 2025, there were $5.4 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the nine months ended September 30, 2025. At December 31, 2024, there were $4.3 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the year ended December 31, 2024.
The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.

The Company considers a modified loan in payment default if the borrower is 90 or more days past due. At September 30, 2025, there were two loans valued at a total of $6.5 million that were 90 days past due or in default that had been modified due to term extension in the past 12 months, of which $5.8 million was residential construction and $0.7 million was non-owner occupied CRE. There were no loans 90 days past due or in default that had been modified in the past 12 months at December 31, 2024.
The following tables present the performance of loans that have been modified with the previous twelve months:

	September 30, 2025
	Current	30-89 Days	90 Days or Greater	Nonaccrual	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$3,734	$—	$—	$—	$3,734
Owner-occupied CRE	1,517	—	—	—	1,517
Non-owner occupied CRE	—	—	668	—	668
Total commercial business	5,251	—	668	—	5,919
Real estate construction and land development:
Residential	—	—	—	6,735	6,735
Commercial and multifamily	889	—	—	6,025	6,914
Total real estate construction and land development	889	—	—	12,760	13,649
Consumer	16	—	—	—	16
Total	$6,156	$—	$668	$12,760	$19,584

	September 30, 2024
	Current	30-89 Days	90 Days or Greater	Nonaccrual	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$5,821	$417	$—	$—	$6,238
Owner-occupied CRE	231	—	—	—	231
Non-owner occupied CRE	—	—	—	—	—
Total commercial business	6,052	417	—	—	6,469
Real estate construction and land development:
Commercial and multifamily	15,625	—	—	—	15,625
Total real estate construction and land development	15,625	—	—	—	15,625
Consumer	39	—	—	—	39
Total	$21,716	$417	$—	$—	$22,133
(h) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $14.5 million at September 30, 2025 and December 31, 2024, and is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.
(i) Foreclosure proceedings in process
At September 30, 2025, there was one residential real estate loan valued at $898,000, for which formal foreclosure proceedings were in process. At December 31, 2024, there was one residential real estate loan, valued at $160,000, for which formal foreclosure proceedings were in process.

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
In general, management's estimate of the ACL on loans uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The evaluation of the ACL on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize estimated losses on loans, future additions to the ACL on loans may be necessary based on further declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL on loans. Such agencies may require the Company to adjust the ACL based on their judgments about information available to them at the time of their examinations. The Company believes the ACL on loans was appropriate as of September 30, 2025 given all the above considerations.

The following tables detail the activity in the ACL on loans by segment and class for the periods indicated:

	Three Months Ended September 30, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$9,385	$(195)	$78	$(17)	$9,251
Owner-occupied CRE	13,434	—	141	(373)	13,202
Non-owner occupied CRE	15,534	—	—	359	15,893
Total commercial business	38,353	(195)	219	(31)	38,346
Residential real estate	3,942	(27)	1	167	4,083
Real estate construction and land development:
Residential	868	—	—	140	1,008
Commercial and multifamily	7,448	—	—	1,200	8,648
Total real estate construction and land development	8,316	—	—	1,340	9,656
Consumer	1,918	(152)	36	87	1,889
Total	$52,529	$(374)	$256	$1,563	$53,974

	Nine Months Ended September 30, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$9,766	$(871)	$122	$234	$9,251
Owner-occupied CRE	12,819	—	141	242	13,202
Non-owner occupied CRE	15,708	—	—	185	15,893
Total commercial business	38,293	(871)	263	661	38,346
Residential real estate	3,464	(27)	1	645	4,083
Real estate construction and land development:
Residential	779	—	—	229	1,008
Commercial and multifamily	7,877	—	—	771	8,648
Total real estate construction and land development	8,656	—	—	1,000	9,656
Consumer	2,055	(410)	133	111	1,889
Total	$52,468	$(1,308)	$397	$2,417	$53,974

	Three Months Ended September 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$11,134	$(50)	$72	$(472)	$10,684
Owner-occupied CRE	9,850	(2,510)	—	4,819	12,159
Non-owner occupied CRE	13,483	—	—	841	14,324
Total commercial business	34,467	(2,560)	72	5,188	37,167
Residential real estate	3,735	—	—	(131)	3,604

	Three Months Ended September 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Real estate construction and land development:
Residential	910	—	—	(118)	792
Commercial and multifamily	9,908	—	—	(2,235)	7,673
Total real estate construction and land development	10,818	—	—	(2,353)	8,465
Consumer	2,199	(85)	40	1	2,155
Total	$51,219	$(2,645)	$112	$2,705	$51,391

	Nine Months Ended September 30, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$11,128	$(439)	$448	$(453)	$10,684
Owner-occupied CRE	8,999	(2,510)	359	5,311	12,159
Non-owner occupied CRE	11,176	—	—	3,148	14,324
Total commercial business	31,303	(2,949)	807	8,006	37,167
Residential real estate	3,473	—	—	131	3,604
Real estate construction and land development:
Residential	1,643	—	—	(851)	792
Commercial and multifamily	9,233	—	—	(1,560)	7,673
Total real estate construction and land development	10,876	—	—	(2,411)	8,465
Consumer	2,347	(446)	101	153	2,155
Total	$47,999	$(3,395)	$908	$5,879	$51,391
The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Balance, beginning of period	$740	$774	$587	$1,288
Provision for (reversal of) credit losses on unfunded commitments	212	(266)	365	(780)
Balance, end of period	$952	$508	$952	$508

(5)Goodwill and Other Intangible Assets
(a) Goodwill
There were no additions to goodwill during the nine months ended September 30, 2025 and 2024. Additionally, management analyzes the Company's goodwill on an annual basis on December 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of December 31, 2024 and concluded that there was no impairment as of that date. Even though there was no goodwill impairment at December 31, 2024, changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material impact on the Company's operating results.

(b) Other Intangible Assets
Other intangible assets represent core deposit intangibles acquired in business combinations with estimated useful lives of ten years. There were no additions to other intangible assets during the nine months ended September 30, 2025 and 2024.

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
The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at the dates indicated:

	September 30, 2025		December 31, 2024
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(Dollars in thousands)
Non-hedging interest rate derivatives
Interest rate swap asset (1)	$278,171	15,674	$299,236	$23,867
Interest rate swap liability (1)	278,171	(15,674)	299,236	(23,867)
(1) The estimated fair value of derivatives with customers was $(12.8) million and $(22.7) million as of September 30, 2025 and December 31, 2024, respectively. The estimated fair value of derivatives with third-parties was $12.8 million and $22.7 million as of September 30, 2025 and December 31, 2024, respectively.

(7)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except shares)
Net income allocated to common shareholders	$19,169	$11,423	$45,295	$31,330
Basic:
Weighted average common shares outstanding	33,953,810	34,322,069	34,009,010	34,584,851

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands, except shares)
Diluted:
Basic weighted average common shares outstanding	33,953,810	34,322,069	34,009,010	34,584,851
Effect of potentially dilutive common shares (1)	459,576	336,605	472,867	417,524
Total diluted weighted average common shares outstanding	34,413,386	34,658,674	34,481,877	35,002,375
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive (2)	16,843	131,152	18,821	45,341
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
The following table summarizes the dividend activity during the nine months ended September 30, 2025 and the calendar year 2024:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 24, 2024	$0.23	February 8, 2024	February 22, 2024
April 24, 2024	$0.23	May 8, 2024	May 22, 2024
July 24, 2024	$0.23	August 7, 2024	August 21, 2024
October 23, 2024	$0.23	November 6, 2024	November 20, 2024
January 22, 2025	$0.24	February 6, 2025	February 20, 2025
April 23, 2025	$0.24	May 7, 2025	May 21, 2025
July 23, 2025	$0.24	August 6, 2025	August 20, 2025
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
(c) Stock Repurchase Program
On April 24, 2024, the Board authorized the repurchase of up to 5% of the Company's outstanding common shares or 1,734,492 shares in total, under a new stock repurchase program (the "Repurchase Program"), with 796,832 shares remaining available for repurchase as of September 30, 2025. The Repurchase Program superseded a previous stock repurchase program, authorized in March 2020. The Repurchase Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will make any further repurchases going forward. Under the Repurchase Program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on business and market conditions, regulatory requirements, availability of funds, and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Repurchase Program’s expiration, without any prior notice.

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
Derivative Financial Instruments:
The Company obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Company has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2025 and December 31, 2024, the Company assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Company has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2025
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$11,642	$—	$11,642	$—
Municipal securities	51,197	—	51,197	—
Residential CMO and MBS(1)	298,737	—	298,737	—
Commercial CMO and MBS(1)	255,995	—	255,995	—

	September 30, 2025
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Corporate obligations	7,019	—	7,019	—
Other asset-backed securities	6,641	—	6,641	—
Total investment securities available for sale	631,231	—	631,231	—
Equity security	248	248	—	—
Derivative assets - interest rate swaps	15,674	—	15,674	—
Liabilities
Derivative liabilities - interest rate swaps	$15,674	$—	$15,674	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$12,544	$—	$12,544	$—
Municipal securities	50,942	—	50,942	—
Residential CMO and MBS(1)	369,331	—	369,331	—
Commercial CMO and MBS(1)	309,741	—	309,741	—
Corporate obligations	11,770	—	11,770	—
Other asset-backed securities	10,066	—	10,066	—
Total investment securities available for sale	764,394	—	764,394	—
Equity security	297	297	—	—
Derivative assets - interest rate swaps	23,867	—	23,867	—
Liabilities
Derivative liabilities - interest rate swaps	$23,867	$—	$23,867	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables present assets measured at fair value on a nonrecurring basis at the dates indicated:

	Fair Value at September 30, 2025
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$346	$—	$—	$346
Total commercial business	346	—	—	346
Residential real estate	898	—	—	898
Total assets measured at fair value on a nonrecurring basis	$1,244	$—	$—	$1,244

	Fair Value at December 31, 2024
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral-dependent loans:
Commercial business:
Owner-occupied CRE	$2,250	$—	$—	$2,250
Total commercial business	2,250	—	—	2,250
Consumer	160	—	—	160
Total assets measured at fair value on a nonrecurring basis	$2,410	$—	$—	$2,410
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

	September 30, 2025
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average (1)
	(Dollars in thousands)
Collateral-dependent loans	$1,244	Market approach	Adjustments to reflect current conditions and selling costs	10.0% - 10.0%	10.0%

	December 31, 2024
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average (1)
	(Dollars in thousands)
Collateral-dependent loans	$2,410	Market approach	Adjustments to reflect current conditions and selling costs	10.0% - 10.0%	10.0%
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
The following tables present the carrying value of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	September 30, 2025
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$245,491	$245,491	$245,491	$—	$—
Investment securities available for sale	631,231	631,231	—	631,231	—
Investment securities held to maturity	681,626	628,049	—	628,049	—
Loans receivable, net	4,715,186	4,708,834	—	—	4,708,834
Derivative assets - interest rate swaps	15,674	15,674	—	15,674	—
Equity security	248	248	248	—	—
Financial Liabilities:
Non-maturity deposits	$4,907,222	$4,907,222	$4,907,222	$—	$—
Certificates of deposit	950,242	956,856	—	956,856	—

	September 30, 2025
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Borrowings	138,000	138,048	—	138,048	—
Junior subordinated debentures	22,277	20,673	—	—	20,673
Derivative liabilities - interest rate swaps	15,674	15,674	—	15,674	—

	December 31, 2024
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$117,100	$117,100	$117,100	$—	$—
Investment securities available for sale	764,394	764,394	—	764,394	—
Investment securities held to maturity	703,285	623,452	—	623,452	—
Loans receivable, net	4,749,655	4,694,516	—	—	4,694,516
Derivative assets - interest rate swaps	23,867	23,867	—	23,867	—
Equity security	297	297	297	—	—
Financial Liabilities:
Non-maturity deposits	$4,707,362	$4,707,362	$4,707,362	$—	$—
Certificates of deposit	977,251	985,602	—	985,602	—
Borrowings	383,000	383,222	—	383,222	—
Junior subordinated debentures	22,058	20,357	—	—	20,357
Derivative liabilities - interest rate swaps	23,867	23,867	—	23,867	—

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
LIHTC Investments
The carrying values of investments in unconsolidated LIHTC investments were $169.6 million and $187.2 million as of September 30, 2025 and December 31, 2024, respectively, as a component of prepaid expense and other assets on the Condensed Consolidated Statements of Financial Condition. LIHTCs are accounted for using the proportional amortization method. During the three months ended September 30, 2025 and 2024 the Company recognized proportional amortization of $5.9 million and $4.9 million, respectively, and during the nine months ended September 30, 2025 and 2024 the Company recognized proportional amortization of $17.8 million and $14.9 million, respectively, as a component of income tax in the Condensed Consolidated Statements of Income.
Total unfunded contingent commitments related to the Company's LIHTC investments totaled $23.5 million and $81.2 million at September 30, 2025 and December 31, 2024, respectively, as a component of accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition. The Company expects to fund LIHTC commitments totaling $7.2 million during the three months ending December 31, 2025 and $5.7 million during the year ending December 31, 2026, with the remaining commitments of $10.7 million to be funded by December 31, 2041.
There were no significant modifications or events that resulted in a change in the nature or change in the underlying project for the Company's LIHTC investments at September 30, 2025 or December 31, 2024.

Solar Tax Credit Investment
The Solar Tax Credit investment is accounted for using the equity method. During the three and nine months ended September 30, 2025 and 2024, the Company recorded no amortization expense in connection with the Solar Tax Credit investment.

(10)     Income Taxes
The following table presents the reconciliation of income taxes computed at the federal statutory income tax rate of 21% to the actual effective rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars in thousands)
Income tax expense at Federal statutory rate	$4,684	$2,744	$11,114	$7,545
State tax, net of Federal tax benefit	227	118	539	326
Tax-exempt instruments	(240)	(240)	(821)	(710)
BOLI surrender	—	—	515	—
Federal tax credits and other benefits (1)	(1,182)	(991)	(3,540)	(2,975)
Effects of BOLI	(198)	(168)	(635)	(534)
Restricted stock unit excess (benefit) liability	(6)	—	(61)	267
Other, net	(148)	180	518	680
Income tax expense	$3,137	$1,643	$7,629	$4,599
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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$533,759	$591,863
Owner-occupied CRE	11,995	14,778
Non-owner occupied CRE	30,131	23,100
Total commercial business	575,885	629,741
Real estate construction and land development:
Residential	55,136	28,353
Commercial and multifamily	229,711	174,606
Total real estate construction and land development	284,847	202,959
Consumer	338,143	348,373
Total outstanding commitments	$1,198,875	$1,181,073

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

(13)     Proposed Merger
On September 25, 2025, Heritage entered into a definitive agreement (the "Merger Agreement") with Olympic pursuant to which Olympic will be merged with and into Heritage (the "Olympic Merger"), and immediately thereafter Olympic's bank subsidiary, Kitsap Bank, will be merged with and into Heritage's bank subsidiary, Heritage Bank.
Under the terms of the Merger Agreement, Olympic shareholders will receive 45.0 shares of Heritage common stock for each share of Olympic capital stock. Based on the closing price of Heritage common stock of $24.64 on September 24, 2025 the implied deal value was approximately $176.6 million. Because the exchange ratio of 45.0 shares of Heritage common stock for each share of Olympic capital stock is fixed, the value of the merger consideration will fluctuate until closing based on the value of Heritage's stock price.
In the event the Merger Agreement is terminated under certain specified circumstances, each party could be required to pay the other party a termination fee of $7.0 million.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the three and nine months ended September 30, 2025. The information contained in this section should be read together with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Cautionary Note Regarding Forward-Looking Statements included herein and the December 31, 2024 audited Consolidated Financial Statements, and the accompanying Notes included in our 2024 Annual Form 10-K.

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

Results of Operations
Net Income
Comparison of the quarter ended September 30, 2025 to the comparable quarter in the prior year
Net income increased $7.7 million, or 67.8%, to $19.2 million, or $0.55 per diluted common share, for the three months ended September 30, 2025, compared to $11.4 million, or $0.33 per diluted common share, for the same period in 2024.
The increase in net income was primarily due to a $6.5 million increase in noninterest income and a $4.7 million decrease in total interest expense. Noninterest income increased due to a $6.9 million pre-tax loss on the sale of investment securities recognized during the three months ended September 30, 2024 while no loss was recognized during the three months ended September 30, 2025. Total interest expense decreased due primarily to a decrease in borrowing costs.
These improvements were partially offset by a $2.3 million increase in noninterest expense due primarily to increase in compensation and employee benefits and professional services expense.
Comparison of the nine months ended September 30, 2025 to the comparable period in the prior year.
Net income increased $14.0 million, or 44.6%, to $45.3 million, or $1.31 per diluted common share, for the nine months ended September 30, 2025, compared to $31.3 million, or $0.90 per diluted common share, for the same period in 2024.
The increase in net income was due primarily to a $4.6 million increase in total interest income due to increased yields earned on interest earning assets as a result of higher market interest rates, a $5.8 million decrease in total interest expense due to lower funding costs and a $9.6 million increase in noninterest income due to lower losses on sales of investment securities.
These improvements were partially offset by an increase in noninterest expense of $5.3 million due primarily to increase in compensation and employee benefits and professional services expense.

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
Comparison of the quarter ended September 30, 2025 to the comparable quarter in the prior year
The following table provides net interest income information for the periods indicated:

	Three Months Ended September 30,
	2025			2024			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable (2)(3)	$4,762,648	$66,422	5.53%	$4,606,856	$64,138	5.54%	$155,792	$2,284	(0.01)%
Taxable securities	1,314,374	11,102	3.35	1,604,529	13,472	3.34	(290,155)	(2,370)	0.01
Nontaxable securities (3)	15,242	138	3.59	17,482	159	3.62	(2,240)	(21)	(0.03)
Interest earning deposits	166,182	1,846	4.41	150,384	2,048	5.42	15,798	(202)	(1.01)
Total interest earning assets	6,258,446	79,508	5.04%	6,379,251	79,817	4.98%	(120,805)	(309)	0.06%
Noninterest earning assets	747,694			803,670			(55,976)
Total assets	$7,006,140			$7,182,921			$(176,781)
Interest Bearing Liabilities:
Certificates of deposit	$955,737	$8,822	3.66%	$906,743	$10,052	4.41%	$48,994	$(1,230)	(0.75)%
Savings accounts	428,256	296	0.27	445,926	220	0.20	(17,670)	76	0.07

	Three Months Ended September 30,
	2025			2024			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest bearing demand and money market accounts	2,833,048	11,003	1.54	2,644,827	9,984	1.50	188,221	1,019	0.04
Total interest bearing deposits	4,217,041	20,121	1.89	3,997,496	20,256	2.02	219,545	(135)	(0.13)
Junior subordinated debentures	22,239	474	8.46	21,946	541	9.81	293	(67)	(1.35)
Borrowings	136,582	1,542	4.48	452,364	6,062	5.33	(315,782)	(4,520)	(0.85)
Total interest bearing liabilities	4,375,862	22,137	2.01%	4,471,806	26,859	2.39%	(95,944)	(4,722)	(0.38)%
Noninterest bearing demand deposits	1,625,945			1,677,984			(52,039)
Other noninterest bearing liabilities	112,053			175,332			(63,279)
Stockholders’ equity	892,280			857,799			34,481
Total liabilities and stock-holders’ equity	$7,006,140			$7,182,921			$(176,781)
Net interest income and spread		$57,371	3.03%		$52,958	2.59%		$4,413	0.44%
Net interest margin			3.64%			3.30%			0.34%
(1) Average balances are calculated using daily balances. Average yield/rate is annualized.
(2) Average loans receivable includes loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable includes the amortization of net deferred loan fees of $1,054,000 and $938,000 for the three months ended September 30, 2025 and 2024, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.
The following table provides the changes in net interest income for the three months ended September 30, 2025 compared to the same period in 2024, due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and rates allocated proportionately to the absolute value of changes due to volume and changes due to rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable	$2,173	$111	$2,284
Taxable securities	(2,451)	81	(2,370)
Nontaxable securities	(20)	(1)	(21)
Interest earning deposits	200	(402)	(202)
Total interest income	$(98)	$(211)	$(309)
Interest Bearing Liabilities:
Certificates of deposit	$521	$(1,751)	$(1,230)
Savings accounts	(9)	85	76
Interest bearing demand and money market accounts	725	294	1,019
Total interest bearing deposits	1,237	(1,372)	(135)
Junior subordinated debentures	7	(74)	(67)
Borrowings	(3,688)	(832)	(4,520)
Total interest expense	$(2,444)	$(2,278)	$(4,722)
Net interest income	$2,346	$2,067	$4,413
Net interest income increased $4.4 million, or 8.3%, to $57.4 million for the three months ended September 30, 2025, compared to $53.0 million for the same period in 2024, due primarily to a $4.7 million decrease in total interest expense.
Total interest income decreased to $79.5 million for the three months ended September 30, 2025, compared to $79.8 million for the same period in 2024. The decrease was primarily due to a $2.4 million decrease in interest income on investment securities and a $0.2 million decrease in interest income on interest earning deposits, offset partially by a $2.3 million increase in interest income on loans receivable during the three months ended September 30, 2025, compared to the same period in 2024.

Interest income on securities decreased due to a decrease in the average balance of investment securities as of result of investment sales, maturities and repayments. Average balances of taxable securities decreased $290.2 million to $1.31 billion during the three months ended September 30, 2025, compared to $1.60 billion during the same period in 2024.
Interest income on loans receivable increased due to increases in the average outstanding balance of those assets. The average balance of loans receivable increased $155.8 million to $4.76 billion during the three months ended September 30, 2025, compared to $4.61 billion for the same period in 2024.
Total interest expense decreased to $22.1 million during the three months ended September 30, 2025, compared to $26.9 million for the same period in 2024. The decrease was due primarily to a $4.5 million decrease in interest expense on borrowings. The decrease in borrowing expense was due primarily to a $315.8 million decrease in the average balance of outstanding borrowings to $136.6 million during the three months ended September 30, 2025, compared to $452.4 million for the same period in 2024 and secondarily due to an 85 basis point decrease on the average rate to 4.48% for the three months ended September 30, 2025, compared to 5.33% for the same period in 2024.
Net interest margin increased 34 basis points to 3.64% for the three months ended September 30, 2025, compared to 3.30% for the same period in 2024.

Comparison of nine months ended September 30, 2025 to the comparable period in the prior year
The following table provides net interest income information for the periods indicated:

	Nine Months Ended September 30,
	2025			2024			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable (2)(3)	$4,774,926	$196,231	5.49%	$4,475,642	$182,608	5.45%	$299,284	$13,623	0.04%
Taxable securities	1,371,957	34,420	3.35	1,699,995	42,462	3.34	(328,038)	(8,042)	0.01
Nontaxable securities (3)	15,406	414	3.59	19,193	505	3.51	(3,787)	(91)	0.08
Interest earning deposits	130,253	4,309	4.42	126,970	5,177	5.45	3,283	(868)	(1.03)
Total interest earning assets	6,292,542	235,374	5.00%	6,321,800	230,752	4.88%	(29,258)	4,622	0.12%
Noninterest earning assets	759,206			805,790			(46,584)
Total assets	$7,051,748			$7,127,590			$(75,842)
Interest Bearing Liabilities:
Certificates of Deposit	$971,933	$27,841	3.83%	$826,575	$26,852	4.34%	$145,358	$989	(0.51)%
Savings accounts	426,767	877	0.27	457,989	640	0.19	(31,222)	237	0.08
Interest bearing demand and money market accounts	2,770,162	31,042	1.50	2,643,478	27,605	1.39	126,684	3,437	0.11
Total interest bearing deposits	4,168,862	59,760	1.92	3,928,042	55,097	1.87	240,820	4,663	0.05
Junior subordinated debentures	22,164	1,417	8.55	21,874	1,627	9.94	290	(210)	(1.39)
Borrowings	233,504	8,153	4.67	484,300	18,427	5.08%	(250,796)	(10,274)	(0.41)
Total interest bearing liabilities	4,424,530	69,330	2.10%	4,434,216	75,151	2.26%	(9,686)	(5,821)	(0.16)%
Noninterest bearing demand deposits	1,620,047			1,657,867			(37,820)
Other noninterest bearing liabilities	127,505			186,081			(58,576)
Stockholders’ equity	879,666			849,426			30,240
Total liabilities and stock-holders’ equity	$7,051,748			$7,127,590			$(75,842)
Net interest income and spread		$166,044	2.90%		$155,601	2.62%		$10,443	0.28%
Net interest margin			3.53%			3.29%			0.24%
(1) Average balances are calculated using daily balances. Average yield/rate is annualized.
(2) Average loans receivable includes loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable includes the amortization of net deferred loan fees of $2.7 million and $2.7 million for the nine months ended September 30, 2025 and 2024, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.

The following table provides the changes in net interest income for the nine months ended September 30, 2025 compared to the same period in 2024, due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and rates allocated proportionately to the absolute value of changes due to volume and changes due to rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable	$12,292	$1,331	$13,623
Taxable securities	(8,229)	187	(8,042)
Nontaxable securities	(102)	11	(91)
Interest earning deposits	131	(999)	(868)
Total interest income	$4,092	$530	$4,622
Interest Bearing Liabilities:
Certificates of deposit	$4,388	$(3,399)	$989
Savings accounts	(47)	284	237
Interest bearing demand and money market accounts	1,361	2,076	3,437
Total interest bearing deposits	5,702	(1,039)	4,663
Junior subordinated debentures	22	(232)	(210)
Borrowings	(8,865)	(1,409)	(10,274)
Total interest expense	$(3,141)	$(2,680)	$(5,821)
Net interest income	$7,233	$3,210	$10,443
Net interest income increased $10.4 million, or 6.7%, to $166.0 million for the nine months ended September 30, 2025, compared to $155.6 million for the same period in 2024, due primarily to an increase in total interest income and a decrease in total interest expense.
Total interest income increased $4.6 million, or 2.0%, to $235.4 million for the nine months ended September 30, 2025, compared to $230.8 million for the same period in 2024. The increase was primarily due to a $13.6 million increase in interest income on loans receivable, offset partially by an $8.1 million decrease in interest income on investment securities and a $0.9 million decrease in interest income on interest earning deposits during the nine months ended September 30, 2025, compared to the same period in 2024. Interest income on loans receivable increased due to increases in both the average yield earned on and the average outstanding balance of those assets. The average yield earned on loans receivable increased 4 basis points to 5.49% and the average balance of loans receivable increased $299.3 million to $4.77 billion during the nine months ended September 30, 2025, compared to $4.48 billion for the same period in 2024.
Interest income on investment securities decreased $8.1 million due primarily to a decrease in average balances as a result of investment sales, maturities and repayments. Average balances on taxable securities decreased $328.0 million to $1.37 billion during the nine months ended September 30, 2025, compared to $1.70 billion during the same period in 2024. Interest income on interest earning deposits decreased $0.9 million due primarily to a 103 basis point decrease in the yield earned on interest earning deposits to 4.42%, compared to 5.45% during the same period in 2024, as a result of decreases in market rates.
Total interest expense decreased $5.8 million, or 7.7%, to $69.3 million during the nine months ended September 30, 2025, compared to $75.2 million for the same period in 2024. The decrease was due primarily to a $10.3 million decrease in interest expense on borrowings, offset by a $4.7 million increase in interest expense on interest bearing deposits during the nine months ended September 30, 2025, compared to the same period in 2024. The decrease in borrowing expense was due primarily to a $250.8 million decrease in the average balance of outstanding borrowings to $233.5 million during the nine months ended September 30, 2025, compared to $484.3 million for the same period in 2024, and secondarily due to a 41 basis point decrease on the average rate to 4.67% for the nine months ended September 30, 2025, compared to 5.08% for the same period in 2024.
The increase in interest expense on interest bearing deposits was due primarily to a $240.8 million increase in the average balance of interest bearing accounts to $4.17 billion during the nine months ended September 30, 2025, compared to $3.93 billion for the same period in 2024, and a 11 basis point increase on the average rate of interest bearing demand and money market accounts to 1.50% for the nine months ended September 30, 2025, compared to 1.39% for the same period in 2024, due to competitive rate pressures. The increase was partially offset by a 51 basis point decline on the average rate of certificates of deposits to 3.83% for the nine months ended September 30, 2025, compared to 4.34% for the same period in 2024, due to repricing of certificates of deposits at lower rates.
Net interest margin increased 24 basis points to 3.53% for the nine months ended September 30, 2025, compared to 3.29% for the same period in 2024.

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
Comparison of the quarter ended September 30, 2025 to the comparable quarter in the prior year
The following table presents the provision for (reversal of) credit losses for the periods indicated:

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Provision for credit losses on loans	$1,563	$2,705	$(1,142)	42.2%
Provision for (reversal of) credit losses on unfunded commitments	212	(266)	478	179.7
Provision for credit losses	$1,775	$2,439	$(664)	27.2%
The provision for credit losses on loans reflects the amount required to maintain the ACL on loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves and is impacted by quarterly charge-offs and recoveries. The provision for credit losses on loans was $1.6 million during the three months ended September 30, 2025 and was due primarily to an increase in the weighted average life of residential real estate and real estate construction and land development loans which increased the calculated reserves and an increase in real estate construction and land development loan balances. Future assessments of expected credit losses will be impacted not only by changes in the composition of and amount of loans and to the reasonable and supportable forecast, but also by an updated assessment of qualitative factors, as well as consideration of any changes in the reasonable and supportable forecast reversion period.
The provision for credit losses on unfunded commitments recognized during the three months ended September 30, 2025 was due primarily to an increase in the unfunded exposure on construction loans.
The provision for credit losses on loans was $2.7 million during the three months ended September 30, 2024, and was driven primarily by $2.5 million in net charge-offs recognized and loan growth during the quarter. The net charge-offs of $2.5 million resulted primarily from one owner-occupied commercial real estate loan that migrated to nonaccrual status during the quarter. The reversal of provision for credit losses on unfunded commitments recognized during the three months ended September 30, 2024 was due primarily to a decrease in the unfunded exposure on construction loans.

Comparison of the nine months ended September 30, 2025 to the comparable period in the prior year
The following table presents the provision for (reversal of) credit losses for the periods indicated:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Provision for credit losses on loans	$2,417	$5,879	$(3,462)	(58.9)%
Provision for (reversal of) credit losses on unfunded commitments	365	(780)	1,145	(146.8)
Provision for credit losses	$2,782	$5,099	$(2,317)	(45.4)%
The $2.4 million provision for credit losses on loans recognized during the nine months ended September 30, 2025 was due primarily to $911,000 in net charge-offs and an increase in the weighted average life of residential real estate and real estate construction and land development loans which increased the calculated reserves. The $365,000 provision for credit losses on unfunded commitments recognized during the nine months ended September 30, 2025 was due primarily to an increase in the unfunded exposure on construction loans.
The $5.9 million provision for credit losses recognized during the nine months ended September 30, 2024 was primarily driven by $2.5 million in net charge-offs and an increase in loans receivable as well as a change in mix of loans. The $780,000 reversal of provision for credit losses on unfunded commitments recognized during the nine months ended September 30, 2024 was due primarily to a $110.4 million decrease in the unfunded exposure on construction loans which reduced the unfunded exposure and secondarily due to an increase in revolving loan utilization rates.

Noninterest Income
Comparison of the three months ended September 30, 2025 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Service charges and other fees	$3,046	$2,788	$258	9.3%
Card revenue	2,209	2,134	75	3.5
Loss on sale of investment securities, net	—	(6,945)	6,945	(100.0)
Interest rate swap fees	96	—	96	100.0
Bank owned life insurance income	1,008	860	148	17.2
Gain on sale of other assets, net	—	1,480	(1,480)	(100.0)
Other income	1,966	1,520	446	29.3
Total noninterest income	$8,325	$1,837	$6,488	353.2%
Noninterest income increased $6.5 million from the same period in 2024, due primarily to a $6.9 million pre-tax loss on the sale of investment securities recognized during the three months ended September 30, 2024 as part of the Company's strategic balance sheet repositioning efforts. Gain on sale of other assets, net declined due to a $1.5 million gain on the sale of an administrative building recognized during the three months ended September 30, 2024.

Comparison of nine months ended September 30, 2025 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Service charges and other fees	$8,953	$8,393	$560	6.7%
Card revenue	5,950	5,903	47	0.8
Loss on sale of investment securities, net	(10,741)	(18,839)	8,098	(43.0)
Gain on sale of loans, net	—	26	(26)	(100.0)
Interest rate swap fees	115	52	63	121.2
Bank owned life insurance income	3,206	2,711	495	18.3
Gain on sale of other assets, net	8	1,529	(1,521)	(99.5)
Other income	6,254	4,408	1,846	41.9
Total noninterest income	$13,745	$4,183	$9,562	228.6%
Noninterest income increased $9.6 million, or 228.6%, during the nine months ended September 30, 2025, compared to the same period in 2024. Loss on sale of securities decreased $8.1 million due to a smaller pre-tax loss of $10.7 million recognized during the nine months ended September 30, 2025, compared to an $18.8 million pre-tax loss recognized during the same period in 2024. BOLI income increased as a result of a BOLI restructuring that occurred in 2024 to invest in higher yielding policies. Other income increased due primarily to an increase in FHLB dividends received during the nine months ended September 30, 2025, compared to the same period in 2024. Gain on sale of other assets, net declined due to a $1.5 million gain on the sale of an administrative building recognized during the nine months ended September 30, 2024.

Noninterest Expense
Comparison of three months ended September 30, 2025 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Compensation and employee benefits	$26,082	$24,367	$1,715	7.0%
Occupancy and equipment	4,665	4,850	(185)	(3.8)
Data processing	3,754	3,964	(210)	(5.3)
Marketing	284	128	156	121.9
Professional services	1,332	490	842	171.8
State/municipal business and use taxes	1,235	1,249	(14)	(1.1)
Federal deposit insurance premium	796	824	(28)	(3.4)
Amortization of intangible assets	284	399	(115)	(28.8)
Other expense	3,183	3,019	164	5.4
Total noninterest expense	$41,615	$39,290	$2,325	5.9%
Noninterest expense increased $2.3 million, or 5.9%, during the three months ended September 30, 2025, compared to the same period in 2024 due primarily to an increase in compensation and employee benefits resulting from annual merit increases in base pay and an increase in benefit costs. Professional services increased due primarily to merger-related costs associated with the ongoing acquisition of Olympic incurred during the three months ended September 30, 2025.

Comparison of the nine months ended September 30, 2025 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
	(Dollars in thousands)
Compensation and employee benefits	$77,348	$74,291	$3,057	4.1%
Occupancy and equipment	14,431	14,547	(116)	(0.8)
Data processing	11,317	10,879	438	4.0
Marketing	955	583	372	63.8
Professional services	3,188	1,852	1,336	72.1
State/municipal business and use taxes	3,660	3,709	(49)	(1.3)
Federal deposit insurance premium	2,418	2,431	(13)	(0.5)
Amortization of intangible assets	889	1,241	(352)	(28.4)
Other expense	9,877	9,223	654	7.1
Total noninterest expense	$124,083	$118,756	$5,327	4.5%
Noninterest expense increased $5.3 million, or 4.5%, during the nine months ended September 30, 2025, compared to the same period in 2024 due primarily to an increase in compensation and employee benefits primarily resulting from annual merit increases in base pay and an increase in benefit costs. Data processing expense increased primarily due to annual cost increases during the nine months ended September 30, 2025 and a $243,000 refund recognized in the nine months ended September 30, 2024 related to a contract termination. Professional services increased due primarily to consulting costs related to technology-related contract renewals and merger-related costs associated with the ongoing acquisition of Olympic recognized during the nine months ended September 30, 2025.

Income Tax Expense
Comparison of the three months ended September 30, 2025 to the comparable period in the prior year
The following table presents the income tax expense, and related metrics and change for the periods indicated:

	Three Months Ended September 30,
	2025	2024	Change
	(Dollars in thousands)
Income before income taxes	$22,306	$13,066	$9,240
Income tax expense	$3,137	$1,643	$1,494
Effective income tax rate	14.1%	12.6%	1.5%
Income tax expense and the effective income tax rate both increased due primarily to higher estimated pre-tax income, which decreased the impact of favorable permanent tax items such as tax-exempt investments, investments in BOLI and LIHTC investments during the three months ended September 30, 2025 compared to the same period in 2024.

Comparison of the nine months ended September 30, 2025 to the comparable period in the prior year.
The following table presents the income tax expense and related metrics and the change for the periods indicated:

	Nine Months Ended September 30,		Change
	2025	2024	$
	(Dollars in thousands)
Income before income taxes	$52,924	$35,929	$16,995
Income tax expense	$7,629	$4,599	$3,030
Effective income tax rate	14.4%	12.8%	1.6%
Income tax expense and the effective income tax rate both increased due to higher estimated pre-tax income during the nine months ended September 30, 2025, compared to the same period in 2024, which decreased the impact of favorable permanent tax items such as tax-exempt investments, investments in BOLI and LIHTC investments. The increase was also due to the recognition of income tax expense of $515,000 related to the surrender of $8.5 million in BOLI policies during nine months ended September 30, 2025.

Financial Condition
The following table provides a comparison of the changes in the Company's financial condition at the periods indicated:

	September 30, 2025	December 31, 2024	Change
			$	%
	(Dollars in thousands)
Assets
Cash and cash equivalents	$245,491	$117,100	$128,391	109.6%
Investment securities available for sale, at fair value, net	631,231	764,394	(133,163)	(17.4)
Investment securities held to maturity, at amortized cost, net	681,626	703,285	(21,659)	(3.1)
Loans receivable, net	4,715,186	4,749,655	(34,469)	(0.7)
Premises and equipment, net	70,382	71,580	(1,198)	(1.7)
Federal Home Loan Bank stock, at cost	10,473	21,538	(11,065)	(51.4)
Bank owned life insurance	105,464	111,699	(6,235)	(5.6)
Accrued interest receivable	19,146	19,483	(337)	(1.7)
Prepaid expenses and other assets	289,677	303,452	(13,775)	(4.5)
Other intangible assets, net	2,264	3,153	(889)	(28.2)
Goodwill	240,939	240,939	—	—
Total assets	$7,011,879	$7,106,278	$(94,399)	(1.3)%

	September 30, 2025	December 31, 2024	Change
			$	%
Liabilities and Stockholders' Equity
Total deposits	$5,857,464	$5,684,613	$172,851	3.0%
Borrowings	138,000	383,000	(245,000)	(64.0)
Junior subordinated debentures	22,277	22,058	219	1.0
Accrued expenses and other liabilities	90,074	153,080	(63,006)	(41.2)
Total liabilities	6,107,815	6,242,751	(134,936)	(2.2)
Common stock	529,949	531,674	(1,725)	(0.3)
Retained earnings	407,561	387,097	20,464	5.3
Accumulated other comprehensive loss, net	(33,446)	(55,244)	21,798	39.5
Total stockholders' equity	904,064	863,527	40,537	4.7
Total liabilities and stockholders' equity	$7,011,879	$7,106,278	$(94,399)	(1.3)%
Total assets decreased during the nine months ended September 30, 2025 due to a decrease in investment securities available for sale, resulting from sales of investment securities as part of the Company's strategic balance sheet repositioning efforts discussed above, and a decline in loans receivable, offset partially by an increase in cash and cash equivalents. Total liabilities and stockholders' equity decreased during the period due primarily to a decrease in borrowings and accrued expenses and other liabilities, offset partially by an increase in deposits and an increase in stockholders' equity due primarily to a decline in accumulated other comprehensive loss, net.

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
The following table provides information regarding our investment securities at the dates indicated:

	September 30, 2025		December 31, 2024		Change
	Balance	% of Total	Balance	% of Total	$	%
	(Dollars in thousands)
Investment securities available for sale, at fair value:
U.S. government and agency securities	$11,642	0.9%	$12,544	0.9%	$(902)	(7.2)%
Municipal securities	51,197	3.9	50,942	3.5	255	0.5
Residential CMO and MBS(1)	298,737	22.8	369,331	25.2	(70,594)	(19.1)
Commercial CMO and MBS(1)	255,995	19.5	309,741	21.0	(53,746)	(17.4)
Corporate obligations	7,019	0.5	11,770	0.8	(4,751)	(40.4)
Other asset-backed securities	6,641	0.5	10,066	0.7	(3,425)	(34.0)
Total	$631,231	48.1%	$764,394	52.1%	$(133,163)	(17.4)%

Investment securities held to maturity, at amortized cost:
U.S. government and agency securities	$151,297	11.5%	$151,216	10.3%	$81	0.1%
Residential CMO and MBS(1)	224,654	17.1	244,309	16.6	(19,655)	(8.0)
Commercial CMO and MBS(1)	305,675	23.3	307,760	21.0	(2,085)	(0.7)
Total	$681,626	51.9%	$703,285	47.9%	$(21,659)	(3.1)%

Total investment securities	$1,312,857	100.0%	$1,467,679	100.0%	$(154,822)	(10.5)%
(1) U.S. government agency and government-sponsored enterprise CMO and MBS obligations.
Total investment securities decreased $154.8 million, or 10.5%, to $1.31 billion at September 30, 2025 from $1.47 billion at December 31, 2024. The Company sold $152.4 million of investment securities at a pre-tax loss of $10.7 million as part of its strategic balance sheet repositioning during the nine months ended September 30, 2025. In addition, there were investment maturities and repayments of $116.1 million during the nine months ended September 30, 2025. The decrease was partially offset by investment securities purchases of $84.7 million and a $28.3 million decrease in unrealized losses on available for sale securities during the nine months ended September 30, 2025.

Loan Portfolio
Changes by loan type
The Company originates a wide variety of loans with a focus on commercial business loans. In addition to originating loans, the Company may also acquire loans through pool purchases, participation purchases and syndicated loan purchases.
The following table provides information about our loan portfolio by type of loan at the dates indicated:

	September 30, 2025		December 31, 2024		Change
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	$	%
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$819,076	17.2%	$842,672	17.5%	$(23,596)	(2.8)%
Owner-occupied CRE	1,022,727	21.4	1,003,243	20.9	19,484	1.9
Non-owner occupied CRE	1,938,190	40.6	1,909,107	39.9	29,083	1.5
Total commercial business	3,779,993	79.2	3,755,022	78.3	24,971	0.7
Residential real estate	374,875	7.9	402,954	8.4	(28,079)	(7.0)
Real estate construction and land development:
Residential	90,440	1.9	83,890	1.7	6,550	7.8
Commercial and multifamily	351,196	7.4	395,553	8.2	(44,357)	(11.2)
Total real estate construction and land development	441,636	9.3	479,443	9.9	(37,807)	(7.9)
Consumer	172,656	3.6	164,704	3.4	7,952	4.8
Total	$4,769,160	100.0%	$4,802,123	100.0%	$(32,963)	(0.7)%
Loans receivable decreased $33.0 million, or 0.7%, to $4.77 billion at September 30, 2025, from $4.80 billion at December 31, 2024. New loans funded declined during the nine months ended September 30, 2025 to $410.2 million, compared to $445.3 million during the same period in 2024. Loan prepayments totaled $214.4 million and loan payoffs were $154.2 million during the nine months ended September 30, 2025, compared to loan prepayments of $132.4 million and loan payoffs of $111.8 million during the same period in 2024.
Commercial and industrial loans decreased $23.6 million, or 2.8%, during the nine months ended September 30, 2025, due primarily to pay downs on outstanding balances, partially offset by new loan production of $109.9 million. Owner-occupied CRE loans increased $19.5 million, or 1.9%, during the nine months ended September 30, 2025, due primarily to new loan production of $97.2 million, offset partially by pay downs on outstanding balances. Non-owner occupied CRE loans increased $29.1 million, or 1.5%, during the nine months ended September 30, 2025, due primarily to new loan production of $141.8 million, offset by pay downs on outstanding balances. Residential loans decreased $28.1 million, or 7.0%, during the nine months ended September 30, 2025, due to pay downs on outstanding balances. Commercial and multifamily construction loans decreased $44.4 million, or 11.2%, during the nine months ended September 30, 2025, due primarily to transfers to owner occupied CRE and non-owner occupied CRE and pay downs on outstanding balances.
The following table provides information about owner occupied CRE and non-owner occupied CRE loans by collateral type at the dates indicated:

	September 30, 2025		December 31, 2024		Change
	Amortized Cost	% of CRE Loans	Amortized Cost	% of CRE Loans	$	%
	(Dollars in thousands)
Owner occupied and non-owner occupied CRE loans by collateral type:
Office	$582,336	19.7%	$565,892	19.4%	$16,444	2.9%
Industrial	517,291	17.5	513,615	17.6	3,676	0.7
Multi-family	442,350	14.9	414,728	14.2	27,622	6.7
Retail store / shopping center	317,584	10.7	304,562	10.5	13,022	4.3
Mini-storage	158,357	5.3	161,390	5.5	(3,033)	(1.9)
Mixed use property	162,154	5.5	156,627	5.4	5,527	3.5
Motel / hotel	132,409	4.5	165,420	5.7	(33,011)	(20.0)

	September 30, 2025		December 31, 2024		Change
	Amortized Cost	% of CRE Loans	Amortized Cost	% of CRE Loans	$	%
	(Dollars in thousands)
Warehouse	127,806	4.3	139,341	4.8	(11,535)	(8.3)
Single purpose	127,327	4.3	125,430	4.3	1,897	1.5
Recreational / school	81,273	2.7	68,416	2.3	12,857	18.8
Other	312,030	10.6	296,929	10.3	15,101	5.1
Total	$2,960,917	100.0%	$2,912,350	100.0%	$48,567	1.7%
Office loans represented the largest segment of owner-occupied and non-owner occupied CRE loans, totaling $582.3 million, or 19.7% of total CRE loans, at September 30, 2025. Of this total, $289.7 million, or 49.7%, were owner-occupied CRE loans. Owner-occupied CRE loans have a lower risk profile than non-owner occupied CRE loans, as there is less tenant rollover risk and they generally include guarantees from the company occupying the space as well as the owners of the company. Multi-family loans increased $27.6 million to $442.4 million, or 14.9% of total CRE loans, due to the completion of $29.8 million in commercial construction loans converting to term CRE loans and $34.7 million in new production offset partially by pay downs on outstanding balances. The average balance of CRE loans was $1.3 million at September 30, 2025.
Loans classified as nonaccrual and nonperforming assets
The following table provides information about our nonaccrual loans and nonperforming assets at the dates indicated:

	September 30, 2025	December 31, 2024	Change
			$	%
	(Dollars in thousands)
Nonaccrual loans: (1)
Commercial business	$3,418	$3,919	$(501)	(12.8)%
Residential real estate	1,290	—	1,290	100.0
Real estate construction and land development	12,760	—	12,760	100.0
Consumer	144	160	(16)	(10.0)
Total nonaccrual loans	17,612	4,079	13,533	331.8
Accruing loans past due 90 days or more	$3,338	$1,195	$2,143	179.3%
Total nonperforming assets	$20,950	$5,274	$15,676	297.2%

Credit quality ratios:
Nonaccrual loans to loans receivable	0.37%	0.08%	0.29	362.5
Nonperforming loans to loans receivable	0.44	0.11	0.33	300.0
Nonperforming assets to total assets	0.30	0.07	0.23	328.6
(1) At September 30, 2025 and December 31, 2024, $2.8 million and $1.0 million, respectively, of nonaccrual loans, were guaranteed by government agencies.
The following table provides the changes in nonaccrual loans during the nine months ended September 30, 2025:

(Dollars in thousands)
Balance, beginning of period	$4,079
Additions	17,042
Net principal payments, sales and transfers to accruing status	(2,462)
Payoffs	(175)
Charge-offs	(872)
Balance, end of period	$17,612
Nonaccrual loans increased $13.5 million to $17.6 million at September 30, 2025, compared to $4.1 million at December 31, 2024. Additions during the nine months ended September 30, 2025 consisted of sixteen loans totaling $17.0 million, including four real estate construction and land development loans totaling $12.7 million, three residential real estate loans totaling $1.3 million, and nine commercial business loans totaling $3.0 million. These additions were partially offset by a $2.0 million pay down on one nonaccrual commercial business loan.
Accruing loans past due 90 days or more included one $1.6 million commercial business loan that is well secured and in the process of collection and two commercial business loans totaling $1.7 million that are classified as loan modifications and are in the process of renewal.

Allowance for Credit Losses on Loans
The following table provides information regarding our ACL on loans for the periods indicated:

	At or For the Nine Months Ended September 30,
	2025	2024	Change
	(Dollars in thousands)
ACL on loans at the end of period	$53,974	$51,391	$2,583

Credit quality ratios:
ACL on loans to loans receivable	1.13%	1.10%	0.03%
ACL on loans to nonaccrual loans	306.46	1,194.86	(888.40)

Net charge-offs (recoveries)	$911	$2,487	$(1,576)
Average balance of loans receivable during the period	4,774,926	4,475,642	299,284
Net charge-offs (recoveries) on loans to average loans receivable annualized	0.03%	0.07%	(0.04)%
The ACL on loans as a percentage of loans receivable was 1.13% at September 30, 2025 compared to 1.09% at December 31, 2024. The ACL on loans increased $1.5 million, or 2.9%, to $54.0 million at September 30, 2025, compared to $52.5 million at December 31, 2024.
The ACL on loans as a percentage of loans receivable increased 3 basis points to 1.13% at September 30, 2025 from 1.10% at September 30, 2024 due primarily to an increase in the weighted average life of residential real estate and real estate construction and land development loans which increased the calculated reserves for these segments.
The following table presents the ACL on loans by loan portfolio segment at the dates indicated:

	September 30, 2025			December 31, 2024
	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans
	(Dollars in thousands)
Commercial business	$38,346	1.01%	79.2%	$38,293	1.02%	78.3%
Residential real estate	4,083	1.09	7.9	3,464	0.86	8.4
Real estate construction and land development	9,656	2.19	9.3	8,656	1.81	9.9
Consumer	1,889	1.09	3.6	2,055	1.25	3.4
Total ACL on loans	$53,974	1.13%	100.0%	$52,468	1.09%	100.0%

Deposits
The following table summarizes the Company's deposits at the dates indicated:

	September 30, 2025		December 31, 2024		Change
	Balance	% of Total Deposits	Balance	% of Total Deposits	$	%
	(Dollars in thousands)
Noninterest demand deposits	$1,617,909	27.6%	$1,654,955	29.1%	$(37,046)	(2.2)%
Interest bearing demand deposits	1,526,685	26.1	1,464,129	25.8	62,556	4.3
Money market accounts	1,332,501	22.7	1,166,901	20.5	165,600	14.2
Savings accounts	430,127	7.3	421,377	7.4	8,750	2.1
Total non-maturity deposits	4,907,222	83.7	4,707,362	82.8	199,860	4.2
Certificates of deposit	950,242	16.3	977,251	17.2	(27,009)	(2.8)
Total deposits	$5,857,464	100.0%	$5,684,613	100.0%	$172,851	3.0%
Total deposits increased $172.9 million, or 3.0%, to $5.86 billion at September 30, 2025, from $5.68 billion at December 31, 2024. Non-maturity deposits increased by $199.9 million, or 4.2%, from December 31, 2024. The increase in non-maturity deposits was due primarily to a $165.6 million increase in money market accounts and a $62.6 million increase in interest bearing demand accounts from new accounts opened and transfers of funds from existing noninterest demand deposit accounts into these higher yielding accounts. The decline in certificates of deposit of $27.0 million, or 2.8%, was due primarily to a decline in brokered deposits.

Borrowings
At September 30, 2025, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $1.28 billion. The FHLB functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. The Bank had $138.0 million in FHLB advances outstanding at September 30, 2025, and $383.0 million in FHLB advances outstanding at December 31, 2024. Advances from the FHLB may be collateralized by FHLB stock owned by the Bank, deposits at the FHLB, certain commercial and residential real estate loans, investment securities or other assets. All FHLB advances at September 30, 2025 were short-term and mature in less than one year.
The Bank maintains a credit facility with the FRB through the Discount Window with available borrowing capacity of $347.1 million at September 30, 2025. The Bank had no FRB borrowings outstanding at September 30, 2025 or December 31, 2024.
In addition to funds obtained in the ordinary course of business, the Company assumed trust preferred securities and the related junior subordinated debentures as part of a prior acquisition. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital. The junior subordinated debentures outstanding were $22.3 million as of September 30, 2025 and $22.1 million as of December 31, 2024, net of unaccreted discount.
The Bank maintains available unsecured federal funds lines with four correspondent banks totaling $145.0 million, with no outstanding borrowings at September 30, 2025 and December 31, 2024.

Stockholders' Equity
Total stockholders' equity increased $40.5 million, or 4.7%, to $904.1 million at September 30, 2025, compared to $863.5 million at December 31, 2024, due primarily to $45.3 million of net income recognized for the nine months ended September 30, 2025 and a $21.8 million decrease in accumulated other comprehensive loss, net, offset partially by $24.8 million in dividends paid to common shareholders and $5.5 million in common stock repurchases during the nine months ended September 30, 2025. The Company’s stockholders' equity to assets ratio was 12.9% at September 30, 2025, compared to 12.2% at December 31, 2024.
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our Board after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon the receipt of dividends from the Bank, which is the Company’s predominant source of income. On October 22, 2025, the Board declared a regular quarterly dividend of $0.24 per common share payable on November 19, 2025 to shareholders of record on November 5, 2025.
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

Regulatory Requirements
The Company is a bank holding company under the supervision of the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect in the unaudited Condensed Consolidated Financial Statements and operations. Additionally, the Company and the Bank are required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. Management believes that, as of September 30, 2025, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of September 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories.

The following table summarizes the Company's consolidated and the Bank's actual capital ratios compared to the regulatory "adequately capitalized" capital ratio and the regulatory minimum capital ratio needed to qualify as a "well capitalized" institution, as calculated under regulatory guideline at the dates presented:

	Actual		Adequately Capitalized		Well-Capitalized (1)
	(Dollars in thousands)
September 30, 2025
Total capital ratio
Company	$771,926	13.8%	$446,546	8.0%	$558,182	10.0%
Bank	761,434	13.7	446,094	8.0	577,618	10.0
Tier 1 capital ratio
Company	717,050	12.8	334,909	6.0	446,546	8.0
Bank	706,558	12.7	334,571	6.0	446,094	8.0
Common equity Tier 1 capital ratio
Company	694,773	12.4	251,182	4.5	362,818	6.5
Bank	706,558	12.7	250,928	4.5	362,451	6.5
Leverage ratio
Company	717,050	10.5	272,474	4.0	340,593	5.0
Bank	706,558	10.4	272,266	4.0	340,333	5.0
December 31, 2024
Total capital ratio
Company	$749,854	13.3%	$450,307	8.0%	$562,884	10.0%
Bank	742,222	13.2	450,002	8.0	562,503	10.0
Tier 1 capital ratio
Company	698,412	12.4	337,730	6.0	450,307	8.0
Bank	690,780	12.3	337,502	6.0	450,002	8.0
Common equity Tier 1 capital ratio
Company	676,354	12.0	253,298	4.5	365,874	6.5
Bank	690,780	12.3	253,126	4.5	365,627	6.5
Leverage ratio
Company	698,412	10.0	278,910	4.0	348,637	5.0
Bank	690,780	9.9	278,749	4.0	348,436	5.0
(1) The ratios to meet the requirements to be deemed “well-capitalized” under prompt corrective action regulations are only applicable to the Bank. However, the Company manages its capital position as if the requirements apply to the consolidated Company and has presented the ratios as if they also applied on a consolidated basis.

Liquidity and Capital Resources
We maintain sufficient cash and cash equivalents and investment securities to meet short-term liquidity needs and actively monitor our long-term liquidity position to ensure the availability of capital resources for contractual obligations, strategic loan growth objectives and to fund operations. Our funding strategy has been to focus on acquiring non-maturity deposits from our retail accounts, and noninterest bearing demand deposits from our commercial customers and to use our borrowing availability to fund growth in assets. Our liquidity policy permits the purchase of brokered deposits in an amount not to exceed 15% of the Company's total deposits as a secondary source for funding. The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $2.49 billion, or 42.6% of total deposits, at September 30, 2025 and $2.27 billion, or 40.0% of total deposits, at December 31, 2024. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. At September 30, 2025, we had $77.4 million in brokered deposits, or 1.32% of total deposits, compared to $110.0 million, or 1.93% of total deposits, at December 31, 2024. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition so we adhere to internal management targets assigned to the loan to deposit ratio, liquidity ratio, net short-term non-core funding ratio and non-core liabilities to total assets ratio to ensure an appropriate liquidity position. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

The following table summarizes the Company's available liquidity as of the dates indicated:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
On-balance sheet liquidity
Cash and cash equivalents	$245,491	$117,100
Unencumbered investment securities available for sale (1)	630,666	746,163
Total on-balance sheet liquidity	$876,157	$863,263
Off-balance sheet liquidity
FRB borrowing availability	$347,119	$360,104
FHLB borrowing availability (2)	1,140,425	976,288
Fed funds line borrowing availability with correspondent banks	145,000	145,000
Total off-balance sheet liquidity	$1,632,544	$1,481,392
Total available liquidity	$2,508,701	$2,344,655
(1) Investment securities available for sale at fair value.
(2) Includes FHLB borrowing availability of $1.28 billion at September 30, 2025 based on pledged assets; however, maximum credit capacity is 45% of the Bank's total assets one quarter in arrears, or $3.18 billion.
Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our capital resources since the information disclosed in our 2024 Annual Form 10-K. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

Critical Accounting Estimates
Our critical accounting estimates are described in detail in the "Critical Accounting Estimates" section within Item 7 of our 2024 Annual Form 10-K. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting estimates include estimates of the ACL on loans and goodwill. There have been no material changes in these estimates during the nine months ended September 30, 2025.

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
Net interest income simulation
We use an income simulation model as the primary tool to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Modeling the sensitivity of net interest income is highly dependent on numerous assumptions incorporated into the modeling process. Key assumptions in the model include prepayment speeds on loans and investment securities, repricing betas on non-maturity deposits, and repricing on investment securities, loans, and borrowings. In order to measure the interest rate risk sensitivity as of September 30, 2025, this simulation model uses a “static balance sheet” assumption, meaning the size and mix of the balance sheet remains the same as maturing cash flows from assets and liabilities are reinvested into the same categories at the current level of interest rates. The simulation also assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

The following table summarizes the estimated effect on net interest income over a 12 month period measured against a flat rate (no interest rate change) scenario for the dates indicated:

	September 30, 2025		December 31, 2024
	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
Change in Interest Rates (Basis Points)	(Dollars in thousands)
+200(shock)	6,878	2.9	(218)	(0.1)
+100(shock)	4,582	1.9	658	0.3
+0(flat)	—	—	—	—
-100(shock)	(3,738)	(1.6)	(72)	—
-200(shock)	(10,635)	(4.5)	(2,624)	(1.1)
The Company’s balance sheet sensitivity to changes in market rates shows an increase in asset sensitivity at September 30, 2025 compared to December 31, 2024. This is due primarily to balance sheet changes that included an increase in interest earning deposits, a reduction in short-term wholesale funding, and a reduction in fixed rate investment securities. For each of the interest rate scenarios modeled and measured by management as presented in the preceding table, results at September 30, 2025 were well within established risk tolerances as established by policy.
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
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
Other than as set forth below, there have been no material changes to the risk factors set forth in Item 1A of the Company’s 2024 Annual Form 10-K.

Risks Related to the Proposed Merger

Litigation may be Filed Against the Company or Olympic (or their Respective Boards of Directors) that Could Prevent or Delay the Consummation of the Merger or Result in the Payment of Damages Following Consummation of the Merger.
It is possible that, in connection with the merger of Olympic Bancorp, Inc. (“Olympic”) with and into the Company (the “Olympic Merger”), shareholders may file demands or putative class action lawsuits against the Company or Olympic (or their respective boards of directors). Among other remedies, these shareholders could seek financial damages or to enjoin the Olympic Merger. The outcome of any such litigation is uncertain. Additionally, one of the conditions to the closing of the Olympic Merger is that there must be no order, injunction, decree, statute, rule, regulation or other legal restraint or prohibition preventing or making illegal the consummation of the Olympic Merger or any of the other transactions contemplated by the merger agreement between the Company and Olympic (the “Merger Agreement”). If a dismissal is not granted or a settlement is not reached and any plaintiff were successful in obtaining an injunction prohibiting the Company or Olympic from completing the Olympic Merger or any of the other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Olympic Merger and could result in significant costs to the Company or Olympic, including any cost associated with the indemnification of directors and officers of each company. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Olympic Merger is consummated may adversely affect the combined company’s business, financial condition, results of operations and cash flows and the market price of the combined company.

Issuance of Shares of the Company’s Common Stock Pursuant to the Merger Agreement May Adversely Affect the Market Price of the Company’s Common Stock.
Pursuant to the Merger Agreement, the Company expects to issue approximately 7,167,600 shares of the Company’s common stock to Olympic shareholders. The dilution caused by the issuance of a large number of new shares of the Company’s common stock may result in fluctuations in the market price of the Company’s common stock, including a potential stock price decrease.

The Company May Fail to Realize the Anticipated Benefits of the Olympic Merger.
The Company and Olympic have operated and, until the consummation of the Olympic Merger, will continue to operate, independently. The success of the Olympic Merger, including anticipated benefits and cost savings, will depend on, among other things, the Company’s ability to combine the businesses of the Company and Olympic in a manner that permits growth opportunities, including, among other things, enhanced revenues and revenue synergies, an expanded market reach and operating efficiencies, and does not materially disrupt the existing customer relationships of the Company or Olympic, nor result in decreased revenues due to any loss of customers. If the Company is not able to successfully achieve these objectives, the anticipated benefits of the Olympic Merger may not be realized fully or at all or may take longer to realize than expected. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could have an adverse effect on the surviving corporation’s business, financial condition, operating results, prospects and stock price.
While individuals employed by Olympic or Kitsap Bank, the wholly-owned banking subsidiary of Olympic, immediately prior to the effective time will automatically become employees of the Company or Heritage Bank following the Olympic Merger, certain employees may not be retained by the Company after the merger. In addition, certain employees that the Company wishes to retain may elect to terminate their employment as a result of the Olympic Merger, which could delay or disrupt the integration process. It is possible that the integration process could result in the disruption of the Company’s or Olympic’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect the ability of the Company or Olympic to maintain relationships with customers and employees or to achieve the anticipated benefits and cost savings of the Olympic Merger.
Among the factors considered by the boards of directors of both the Company and Olympic in connection with their respective approvals of the Merger Agreement were the anticipated benefits that could result from the Olympic Merger. There can be no assurance that these benefits will be realized within the time periods contemplated or at all.

Regulatory Approvals May Not be Received, May Take Longer than Expected or May Impose Conditions that are Not Presently Anticipated or Cannot be Met.
Before the transactions contemplated in the Merger Agreement can be consummated, various approvals must be obtained from the bank regulatory and other governmental authorities. In deciding whether to grant regulatory clearances, the relevant governmental entities will consider a variety of factors, including the regulatory standing of each of the parties. An adverse condition or development in either party’s regulatory standing or other factors could result in an inability to obtain one or more of the required regulatory approvals, or delay their receipt. The terms and conditions of the approvals that are granted may impose requirements, limitations or costs, or may place restrictions on the conduct of the combined company’s business.
The Company and Olympic believe that the Olympic Merger should not raise significant regulatory concerns, and that the parties will be able to obtain all requisite regulatory approvals in a timely manner. Despite the parties’ commitments to use their reasonable best efforts to comply with conditions imposed by regulatory entities, under the terms of the Merger Agreement, the Company and Olympic will not be required to consummate the Olympic Merger if any such approvals would reasonably be expected to materially restrict or burden the Company following the merger. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions, or that such conditions, terms, obligations or restrictions will not have the effect of delaying the consummation of the Olympic Merger, imposing additional material costs on or materially limiting the revenues of the combined company following the Olympic Merger or otherwise reduce the anticipated benefits of the Olympic

Merger if the Olympic Merger were consummated successfully within the expected timeframe. In addition, neither the Company nor Olympic can provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Olympic Merger. The consummation of the Olympic Merger is further conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the consummation of the Olympic Merger.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Repurchase Programs
The following table provides information about repurchases of common stock by the Company during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased at Period End Under the Program
July 1, 2025—July 31, 2025	—	$—	—	796,832
August 1, 2025— August 31, 2025	—	—	—	796,832
September 1, 2025—September 30, 2025	995	24.24	—	796,832
Total	995	$24.24
(1)All of the common shares repurchased by the Company between July 1, 2025 and September 30, 2025 represented the cancellation of stock to pay withholding taxes on vested restricted stock units and were not repurchased pursuant to the publicly announced stock repurchase program.

On April 24, 2024, the Board approved a plan to repurchase of up to 5% of the Company's outstanding common shares or approximately 1,734,492 shares. The April 2024 repurchase program superseded a previous stock repurchase program, authorized in March 2020.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
(a) On November 6, 2025, Heritage entered into an addendum with each of Bryan McDonald, Donald Hinson, Tony Chalfant, and Nicholas Bley (collectively, the “Addenda”) that modified each such officer’s participation agreement (collectively, the “Participation Agreements”) with respect to the Heritage Financial Corporation Deferred Compensation Plan (the “DCP”). The Addenda modified the Participation Agreements by extending the period that Heritage will make annual performance-based contributions to each such officer’s “Company Contribution Account” under the DCP through the 2028 plan year.
The foregoing description of the Addenda does not purport to be complete and is qualified in its entirety by reference to the Addenda, copies of which are attached hereto as Exhibits 10.3 - 10.6 and are incorporated herein by reference, as well as the Participation Agreements, all other addenda to the Participation Agreements, and the DCP as previously disclosed.
(b) None.
(c) During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

ITEM 6.     EXHIBITS

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
2.1	Agreement and Plan of Merger, by and between Heritage Financial Corporation and Olympic Bancorp, Inc., dated September 25, 2025*	8-K	2.1	09/26/2025

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
3.1	Amended and Restated Articles of Incorporation of Heritage Financial Corporation	8-K	3.1(B)	05/18/2010

3.2	Amendment to Amended and Restated Articles of Incorporation of Heritage Financial Corporation	S-14A	_	03/18/2011

3.3	Amended and restated Bylaws of Heritage Financial Corporation	8-K	3.3	06/30/2020

10.1	Voting and Support Agreement, by and among Heritage Financial Corporation and the directors and officers of Olympic Bancorp, Inc. identified therein, dated September 25, 2025	8-K	10.1	09/26/2025

10.2	Voting and Support Agreement, by and among Olympic Bancorp, Inc. and the directors and officers of Heritage Financial Corporation identified therein, dated September 25, 2025	8-K	10.2	09/26/2025

10.3**	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Bryan McDonald (1)

10.4**	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Donald J. Hinson (1)

10.5**	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Tony Chalfant (1)

10.6**	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Nicholas M. Bley(1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
* The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.
** Indicates management contract or compensatory plan or arrangement.
(1) Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HERITAGE FINANCIAL CORPORATION
Date:
November 7, 2025	/S/ BRYAN MCDONALD
Bryan McDonald
President and Chief Executive Officer
(Principal Executive Officer)
Date:
November 7, 2025	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)