Form 10-K
period 2025-12-31
HERITAGE FINANCIAL CORP /WA/
filed 2026-02-27
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, based on the closing price of its common stock on such date, on the Nasdaq Global Select Market, of $23.84 per share, and 33,425,821 shares held by non-affiliates was $796,871,573. The registrant had 41,131,100 shares of common stock outstanding as of February 17, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-K
December 31, 2025

Glossary of Acronyms, Abbreviations, and Terms
The acronyms, abbreviations, and terms listed below are used in various sections of this Annual Report on Form 10-K. As used throughout this report, the terms "Heritage," “we,” “our,” “us” or the "Company" refer to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

ACL	Allowance for Credit Losses
AOCI	Accumulated Other Comprehensive Income (Loss), Net
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Heritage Bank
BHCA	Bank Holding Company Act
Board	Heritage Financial Corporation Board of Directors
BOLI	Bank Owned Life Insurance
BTFP	Bank Term Funding Program
CECL	Current Expected Credit Loss
CMO	Collateralized Mortgage Obligation
CODM	Chief Operating Decision Maker
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
Deferred Compensation Plan	Heritage Financial Corporation Deferred Compensation Plan, as Amended
DEI	Diversity, Equity, and Inclusion
DFI	Division of Banks of the Washington State Department of Financial Institutions
Dodd-Frank Act	Dodd–Frank Wall Street Reform and Consumer Protection Act
Economic Growth Act	Economic Growth, Regulatory Relief and Consumer Protection Act of 2018
Equity Plan	Heritage Financial Corporation 2023 Omnibus Equity Plan
Exchange Act	Securities Exchange Act of 1934, as Amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
Fintech	Financial Technology
FOMC	Federal Open Market Committee within the Federal Reserve System
Form 10-K	Company's Annual Report on Form 10-K
FRB	Federal Reserve Bank
GAAP	U.S. Generally Accepted Accounting Principles
LIHTC	Low-Income Housing Tax Credit
MBS	Mortgage-Backed Security
OCC	Office of the Comptroller of the Currency
OFAC	Office of Foreign Assets Control of the U.S. Department of the Treasury
Olympic	Olympic Bancorp, Inc.
PCAOB	Public Company Accounting Oversight Board
PCD	Purchased Credit Deteriorated; loans purchased with evidence of credit deterioration since origination for which it is probable that not all contractually required payments will be collected; accounted for under FASB ASC 326
Plan	Heritage Financial Corporation 401(k) Profit Sharing Plan and Trust
Proxy Statement	Definitive Proxy Statement for the Annual Meeting of Shareholders to be Held on May 7, 2026
Related Party	Certain Directors, Executive Officers and Their Affiliates
ROU	Right-of-Use
Salary Continuation Plan	Salary Continuation Plan Agreement Master Plan Document
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SM	Special Mention

SOFR	Secured Overnight Financing Rate
SOX	Sarbanes-Oxley Act (15 U.S.C 7262(b)), as Amended
SS	Substandard
TDR	Troubled Debt Restructured
Unfunded Commitments	Off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments
USDA	United States Department of Agriculture

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
•the level and impact of inflation and the current and future monetary policies of the Federal Reserve and executive orders in response thereto;
•legislative or regulatory changes that adversely affect our business, including changes in banking, securities, and tax law, in regulatory policies and principles, or the interpretation and prioritization of such rules and regulations;
•effects on the U.S. economy resulting from actions taken by the federal government, including the threat or implementation of tariffs, immigration enforcement and changes in foreign policy;
•credit and interest rate risks associated with our business, customers, borrowings, repayment, investment, and deposit practices;
•fluctuations in deposits and deposit concentrations;
•liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
•fluctuations in the value of our investment securities;
•credit risks and risks from concentrations (including by type of geographic area, collateral, and industry) within our loan portfolio;
•disruptions, security breaches, insider fraud, cybersecurity incidents, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third party vendors who perform critical processing functions for our business, including sophisticated attacks using artificial intelligence and similar tools;
•rapid technological changes implemented by us and other parties including our third party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence;
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
•our ability to implement our organic and acquisition growth strategies;
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
•potential impairment to the goodwill we recorded in connection with our past acquisitions, including the recent acquisition of Olympic;
•loss of, or inability to attract, key personnel;
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, military conflicts, acts of war or terrorism, changes in foreign relations, and other external events on our business and the businesses of our customers;
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
•our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire, including as a result of the recent Olympic acquisition, into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected;
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
Heritage Bank is headquartered in Olympia, Washington and conducts business from its 50 branch offices located throughout Washington State, the greater Portland, Oregon area, Eugene, Oregon and Boise, Idaho and its one loan production office in Spokane, Washington as of December 31, 2025. Heritage Bank also does business under the Whidbey Island Bank name on Whidbey Island, Washington. On January 31, 2026, Heritage completed its acquisition of Olympic and Olympic’s wholly-owned banking subsidiary, Kitsap Bank. The acquisition added 16 branch offices to the franchise, doing business under the Kitsap Bank name as a division of Heritage Bank. The deposits of the Bank are insured by the FDIC.
Our business consists primarily of commercial lending and deposit relationships with small and medium-sized businesses and their owners in our market areas and attracting deposits from the general public. We also make real estate construction and land development loans and consumer loans.

Recent Acquisition
On January 31, 2026, the Company completed its acquisition of Olympic Bancorp, Inc., a bank holding company headquartered in Port Orchard, Washington, pursuant to the Agreement and Plan of Bank Merger, dated as of September 25, 2025, by and between the Company and Olympic (the "merger agreement"), whereby Olympic merged with and into the Company, and subsequently Kitsap Bank, Olympic's wholly-owned banking subsidiary, merged with and into the Bank. Pursuant to the terms of the merger agreement, Olympic shareholders received 45.0 shares of Heritage common stock for each share of Olympic common stock based on a fixed exchange ratio. Olympic's principal activity was the ownership and operation of Kitsap Bank, a state-chartered banking institution that operated sixteen branches in Washington at the time of closing. The merger consideration, consisting of 7,167,600 shares of Heritage common stock, totaled approximately $185.0 million, based on the closing price of Heritage common stock on January 30, 2026, as reported on the Nasdaq Global Select Market. At close, Olympic had total assets of approximately $1.6 billion, loans of approximately $0.9 billion and deposits of approximately $1.4 billion.
The Company accounts for these transactions under the acquisition method of accounting, and thus, the financial position and results of operations of acquired institutions prior to the consummation date are not included in the accompanying consolidated financial statements. The acquisition method of accounting requires assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determines the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities, deposits and borrowings with the assistance of third party valuations, appraisals, and third party advisors. The estimated fair values are subject to refinement for up to one year after deal consummation as additional information becomes available relative to the closing date fair values.
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
Maintain a strong balance sheet. In addition to our focus on underwriting, we believe the strength of our balance sheet provides us with the flexibility to manage through a variety of scenarios including additional growth-related activities. As of December 31, 2025, our on-balance sheet liquidity position was $233.1 million in cash and cash equivalents and $1.28 billion in total investment securities. See also Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources of this Form 10-K. As of December 31, 2025, the regulatory capital ratios of the Bank were in excess of the levels required for “well-capitalized” status, and our consolidated common equity tier 1 capital ratio, leverage ratio, Tier 1 capital ratio, and total capital ratio were 12.7%, 10.8%, 13.1% and 14.1%, respectively.
Focus on deposit growth. Our strategic focus is to continuously grow deposits with emphasis on total relationship banking with our business and retail customers. We continue to seek to increase our market share in the communities we serve by providing exceptional customer service, focusing on relationship development with local businesses and strategic branch expansion. Our primary focus is to maintain a high level of non-maturity deposits to internally fund our loan growth with a low reliance on maturity (certificate) deposits. At December 31, 2025, our non-maturity deposits were 84.1% of our total deposits. Our technology-based products, including online personal financial management, business cash management and business remote deposit products enable us to compete effectively with banks of all sizes. Our retail and commercial management teams are well-seasoned and have strong ties to the communities we serve with a strong focus on relationship building and customer service.
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
There have been no material changes to our business strategy during the years ended December 31, 2025 and 2024.

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

Type of Transaction	Date of Transaction	Acquired Holding Company Name	Acquired Bank Name	Total Assets Acquired (in millions)
Acquisition	June 1998	North Pacific Bancorporation	North Pacific Bank	$85
Acquisition	March 1999	Washington Independent Bancshares, Inc.	Central Valley Bank	61
Acquisition	June 2006	Western Washington Bancorporation	Washington State Bank, N.A.	57
FDIC Assisted Purchase	August 2010	n/a	Cowlitz Bank	345
FDIC Assisted Purchase	November 2010	n/a	Pierce Commercial Bank	211
Acquisition	January 2013	n/a	Northwest Commercial Bank	65
Acquisition	July 2013	Valley Community Bancshares, Inc.	Valley Bank	237
Merger	May 2014	Washington Banking Company	Whidbey Island Bank	1,657
Acquisition	January 2018	Puget Sound Bancorp, Inc.	Puget Sound Bank	571
Acquisition	July 2018	Premier Commercial Bancorp	Premier Community Bank	387
Acquisition	January 2026	Olympic Bancorp, Inc.	Kitsap Bank	1,557

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
Lending Activities
Our lending activities are conducted through the Bank. While our focus is on commercial business lending, we also originate real estate construction and land development loans and consumer loans. Our loans are originated under policies that are reviewed and approved annually by our Board. In addition, we have established internal lending guidelines that are updated as needed. These policies and guidelines address underwriting standards, structure and rate considerations and compliance with laws, regulations and internal lending limits. We conduct post-approval reviews on selected loans and routinely perform independent internal loan reviews of our loan portfolio to confirm credit quality, proper documentation and compliance with laws and regulations. Loan repayments are considered one of the primary sources of funding for the Company.
Commercial Business Lending
At December 31, 2025, we had $3.91 billion, or 81.7% of our loans receivable, in commercial business loans. We offer different types of commercial business loans, including lines of credit, term equipment financing and term owner-occupied and non-owner occupied CRE loans. We also originate loans that are guaranteed by the U.S. SBA, for which the Bank is a “preferred lender,” the USDA and the Federal Agricultural Mortgage Corporation. Before extending credit to a business, we review and analyze the borrower’s management ability, financial history, including cash flow of the borrower and all guarantors, and anticipated liquidation value of the collateral. Emphasis is placed on having a comprehensive understanding of the borrower’s global cash flow and performing necessary financial due diligence.
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
CRE loans typically involve a greater degree of risk than residential real estate loans. Payments on loans secured by CRE properties are dependent on successful operation and management of the properties and repayment of these loans may be affected by adverse conditions in the real estate market or the broader economy. We seek to minimize these risks by determining the financial condition of the borrower and any tenants, the quality and value of the collateral and the strength of management of the property securing the loan. We also generally obtain personal guarantees from the owners of the collateral after a thorough review of personal financial statements. In addition, we reviewed over 65% of our CRE loan portfolio during the year ended December 31, 2025 for various performance related criteria and stress-test loans for potential changes in interest rates, occupancy and collateral values.
The Company may enter into non-hedging interest rate swap contracts with commercial customers to accommodate their business needs. For additional information, see Note (7) Derivative Financial Instruments of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements And Supplementary Data of this Form 10-K.
Real Estate Construction and Land Development
At December 31, 2025, we had $343.3 million, or 7.2% of our loans receivable, in real estate construction and land development loans, including residential construction loans and commercial and multifamily construction loans.
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
Residential Real Estate Loans, Originations and Sales
At December 31, 2025, residential real estate loans totaled $358.8 million, or 7.5% of our loans receivable. The majority of our residential real estate loans are secured by single-family residences located in our primary market areas. Our underwriting standards require that residential real estate loans generally are owner-occupied and do not exceed 80% of the lower of appraised value at origination or cost of the underlying collateral. Terms typically range from 15 to 30 years. As part of our asset/liability management strategy, we have historically sold originated residential real estate loans in the secondary market with no recourse and servicing released. In January 2024, we ceased the origination of residential real estate loans. We have and may buy pools of mortgage loans or otherwise acquire mortgage loans from other originators.
Consumer
At December 31, 2025, we had $170.4 million, or 3.6% of our loans receivable, in consumer loans. We originate consumer loans and lines of credit that are both secured and unsecured.
For additional information, see Item 1A. Risk Factors—Credit Risks this Form 10-K.

Supervision and Regulation
General
FDIC-insured banking institutions, like the Bank, their holding companies and affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various banking agencies, including the DFI, the Federal Reserve, the FDIC and federal and state consumer financial protection agencies. Furthermore, taxation laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB and PCAOB, securities laws administered by the SEC and state securities authorities and anti-money laundering and sanctions laws enforced by the U.S. Department of the Treasury (“Treasury”) have an impact on our business. The effect of these statutes, regulations, regulatory policies and accounting rules are significant to our operations and results.
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
In response to the global financial crisis and particularly following the passage of the Dodd-Frank Act, we experienced heightened regulatory requirements and scrutiny. Although the reforms primarily targeted large banking organizations and systemically important financial institutions, their influence filtered down in varying degrees to community banks over time and caused our compliance and risk management processes, and the costs thereof, to increase. The Economic Growth Act eliminated questions about the applicability of certain Dodd-Frank Act reforms to community banking organizations, including relieving us of any requirement to engage in mandatory stress tests, maintain a risk committee or comply with the Volcker Rule’s complicated prohibitions on proprietary trading and ownership of private funds.
Over the past year, the federal banking agencies have continued efforts to reduce regulatory burden on banking organizations, including community banks, through various supervisory, regulatory and policy initiatives. These efforts have included the rescission or revision of certain rulemakings and proposals, initiatives to streamline examination and application processes and efforts to increase transparency and consistency in supervisory expectations. Congress also has considered additional measures aimed at easing specific compliance obligations for community banks, although no reforms comparable in scope to the Economic Growth Act have been enacted to date. These developments may be favorable to the operations of the Company or the Bank; however, future changes in laws, regulations, or supervisory priorities and their impacts on the Company’s or the Bank’s business, remain uncertain.
The supervisory framework applicable to U.S. banking organizations subjects banks and bank holding companies to regular examination by their respective banking agencies. These examinations result in confidential examination reports and supervisory ratings that may impact an institution’s operations, capital levels, growth and strategic initiatives. Examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality, management ability and performance, earnings, liquidity and overall risk profile, among other things. The banking agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine that such operations are unsafe or unsound, violate applicable law or are otherwise inconsistent with laws and regulations. Changes in supervisory approach or emphasis may materially affect the operations and financial results of the Company and the Bank, as well as the banking industry in general. In recent supervisory communications, rulemakings and policy statements, federal banking agencies have indicated an increased focus on core, material financial risks (rather than risk management processes), greater transparency in supervisory expectations and efforts to reduce examination burden, particularly for community banks. For example, the FDIC, the Bank’s primary federal regulator, has proposed or implemented initiatives: (i) to clarify standards for unsafe or unsound practices; (ii) to enhance supervisory appeals processes; (iii) to streamline examination procedures; and (iv) to revise standards governing the termination of enforcement actions. These initiatives may enable management to focus more effectively on growth opportunities and the management of material financial risks.
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

Beginning in 1989, the capital guidelines for U.S. banking organizations have been based upon international capital accords (known as the “Basel” accords) adopted by the Basel Committee on Banking Supervision, a committee of central banks and bank supervisors that acts as the primary global standard-setter for prudential regulation, as interpreted and implemented by the U.S. federal banking agencies on an interagency basis. These accords recognized that bank assets for the purpose of the capital ratio calculations needed to be risk weighted (the theory being that riskier assets should require more capital) and that off-balance sheet exposures needed to be factored in the calculations. Following the global financial crisis, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee on Banking Supervision, announced agreement on a strengthened set of capital requirements for banking organizations around the world, known as the Basel III accords, to address deficiencies recognized in connection with the global financial crisis.
The Basel III Rule. The U.S. federal bank regulatory agencies adopted the U.S. Basel III regulatory capital reforms, and, at the same time, effected changes required by the Dodd-Frank Act, in regulations that were effective in 2015 (with certain phase-ins) (the “Basel III Rule”). The Basel III Rule established capital standards for banking organizations that are meaningfully more stringent than those established previously and are still in effect today. The Basel III Rule is applicable to all banking organizations that are subject to minimum capital requirements, including national banks, state banks and savings and loan associations, as well as to most bank and savings and loan holding companies. The Company and the Bank are each subject to the Basel III Rule.
Risk-Weighting Assets. Three of the required capital ratios imposed under the Basel III Rule, as discussed immediately below, are calculated using a denominator of total “risk-weighted” assets. In the calculation of so-called “risk weights,” which was introduced in the Basel I accord, bank assets were divided into four basic risk-weighted categories of 0%, 20%, 50% and 100%. The Basel III accords required a more complex, detailed and calibrated assessment of risk in the calculation of risk weightings. Although it uses the same technique introduced by the Basel I accord in assigning assets to risk-weight categories, it significantly increases the number of categories and adds conditions to the assignment of certain risk weights. Risk weights were established as high as 250% for certain commercial real estate exposures, and higher for certain derivatives.
The assignment of risk weights is likely to continue to be under review by the federal banking agencies as they seek to implement certain remaining elements of the Basel III accords. Previously, in 2023, the federal banking agencies proposed a “Basel III Endgame Rule” to complete this implementation process; however, the proposal was not adopted, in part due to stakeholder concerns regarding potential economic impacts, data transparency and the alignment of certain provisions with statutory tailoring requirements. Based on public statements from federal agency officials, it is anticipated that a revised proposal may be issued in the future. Any re-proposal of the Basel III Endgame Rule is expected to primarily affect large, complex banking organizations.
Minimum Capital Ratios. The Basel III Rule also increased the required quantity and quality of capital. Not only did it increase most of the required minimum capital ratios in effect prior to January 1, 2015, but, by requiring that capital instruments be of higher quality to absorb loss, it introduced the concept of Common Equity Tier 1 Capital (“CET1”), which consists primarily of common stock, related surplus (net of Treasury stock), retained earnings and CET1 minority interests, subject to certain regulatory adjustments and deductions. The Basel III Rule also changed the definition of regulatory capital by establishing more stringent criteria for instruments to qualify as Additional Tier 1 Capital (primarily non-cumulative perpetual preferred stock that meets certain requirements) and Tier 2 Capital (primarily other types of preferred stock and subordinated debt, subject to limitations). In addition, the Basel III Rule limited the inclusion of minority interests, mortgage-servicing assets and deferred tax assets in regulatory capital and required deductions from CET1 if such assets exceeded prescribed thresholds.
The Basel III Rule requires banking organizations to maintain minimum capital ratios to be deemed “adequately capitalized” as follows:
•A ratio of CET1 equal to 4.5% of risk-weighted assets;
•A ratio of Tier 1 Capital equal to 6% of risk-weighted assets;
•A ratio of Total Capital (Tier 1 plus Tier 2 Capital) equal to 8% of risk-weighted assets; and
•A leverage ratio of Tier 1 Capital to total quarterly average assets equal to 4% of risk-weighted assets in all circumstances.
In addition, banking organizations that want to make capital distributions (including dividends and share repurchases) and pay discretionary bonuses to executive officers without restriction must maintain 2.5% in CET1 in the form of a capital conservation buffer. The purpose of the conservation buffer is to ensure that banking organizations maintain a cushion of capital that can be used to absorb losses during periods of financial and economic stress. Factoring in the capital conservation buffer increases the minimum ratios described above to 7% for CET1, 8.5% for Tier 1 Capital and 10.5% for Total Capital.
Well Capitalized Requirements. The ratios described above represent minimum standards for banking organizations to be considered “adequately capitalized.” Banking agencies uniformly encourage banking organizations to maintain capital levels above these minimums and to be classified as “well capitalized.” To that end, federal law and regulations provide various incentives for banking organizations to maintain regulatory capital in excess of minimum regulatory requirements. For example, a well capitalized banking organization may: (i) qualify for exemptions from prior notice or application requirements otherwise applicable to certain activities; (ii) receive expedited processing of other required notices or applications; and (iii) accept, roll-over or renew brokered deposits. In addition, the banking agencies may require higher capital levels where warranted by a banking organization’s particular operating circumstances or risk profiles. For example, the Federal Reserve’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 Capital less all intangible assets), well above the minimum regulatory levels.

Under the capital regulations of the Federal Reserve for the Company and the FDIC for the Bank, in order to be well capitalized, a banking organization, like the Company and the Bank, must maintain:
•A CET1 ratio to risk-weighted assets of 6.5% or more;
•A ratio of Tier 1 Capital to total risk-weighted assets of 8% or more;
•A ratio of Total Capital to total risk-weighted assets of 10% or more; and
•A leverage ratio of Tier 1 Capital to total adjusted average quarterly assets of 5% or greater.
Under the Basel III Rule, a banking organization may be considered “well capitalized,” while not complying with the capital conservation buffer described above.
As of December 31, 2025: (i) the Bank was not subject to a directive from the FDIC or the DFI to increase its capital; and (ii) the Bank was well capitalized, as defined by FDIC regulations. As of December 31, 2025, the Company had regulatory capital in excess of the Federal Reserve’s requirements and met the Basel III Rule requirements to be well capitalized. As of December 31, 2025, the Company and the Bank also were in compliance with the capital conservation buffer.
Prompt Corrective Action. The concept of a banking organization being “adequately capitalized” or “well capitalized” is part of a regulatory enforcement regime that provides the federal banking agencies with broad power to take “prompt corrective action” to resolve the problems of depository institutions based on the capital level of each particular institution. The extent of the banking agencies’ powers depends on whether the institution in question is “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” in each case as defined by regulation. Depending upon the capital category to which a banking organization is assigned, the banking agencies’ corrective powers include: (i) requiring the institution to submit a capital restoration plan; (ii) limiting the institution’s asset growth and restricting its activities; (iii) requiring the institution to issue additional capital stock (including additional voting stock) or to sell itself; (iv) restricting transactions between the institution and its affiliates; (v) restricting the interest rate that the institution may pay on deposits; (vi) ordering a new election of directors of the institution; (vii) requiring that senior executive officers or directors be dismissed; (viii) prohibiting the institution from accepting deposits from correspondent banks; (ix) requiring the institution to divest certain subsidiaries; (x) prohibiting the payment of principal or interest on subordinated debt; and (xi) ultimately, appointing a receiver for the institution.
Community Bank Capital Simplification. Community banking organizations have long raised concerns with federal banking agencies about the regulatory burden, complexity and costs associated with certain provisions of the Basel III Rule. In response, the Congress provided an “off-ramp” for institutions, like us, with total consolidated assets of less than $10 billion as part of the Economic Growth Act. Section 201 of the Economic Growth Act specifically instructed the federal banking regulators to establish a single “Community Bank Leverage Ratio” (“CBLR”) of between 8% and 10%. Under the final rule, a community banking organization is eligible to elect to comply with its capital requirements under the CBLR framework if it has: (i) less than $10 billion in total consolidated assets; (ii) limited amounts of certain assets and off-balance sheet exposures; and (iii) a CBLR greater than 9%. In late 2025, the federal banking agencies proposed changes to the CBLR framework intended to encourage broader adoption, including reducing the required leverage ratio from 9.0% to 8.0%; however, the proposal has not yet been finalized. We may elect the CBLR framework at any time, but have not elected to use the CBLR framework as of December 31, 2025.
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
Acquisitions and Activities. The primary purpose of a bank holding company is to control and manage banks. The BHCA generally requires the prior approval of the Federal Reserve for any merger involving a bank holding company or any acquisition by a bank holding company of another bank or bank holding company. Pursuant to the BHCA and the Dodd-Frank Act, the Federal Reserve may permit a well capitalized and well managed bank holding company to acquire banks located in any U.S. state, subject to federal deposit concentration limits, applicable nondiscriminatory state deposit-cap laws and state minimum existence requirements for target banks (not exceeding five years).
The BHCA generally prohibits us from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any nonbanking entity, and from engaging in any business other than that of banking, managing and controlling banks or furnishing services to banks and their subsidiaries. This general prohibition is subject to a number of exceptions. The principal exception allows bank holding companies to engage in, and to own shares of companies engaged in, certain businesses found by the Federal Reserve prior to November 11, 1999 to be “so closely related to banking... as to be a proper incident thereto.” This authority permits the Company to engage in a variety of banking-related businesses, including, among other things, the ownership and operation of a savings association, or any entity engaged in consumer finance, equipment leasing, the operation of a computer service bureau (including software development) and mortgage banking and brokerage services. The BHCA does not place formal territorial restrictions on the domestic activities of nonbank subsidiaries of bank holding companies. In addition to approval from the Federal Reserve, prior approval for the establishment or acquisition of nonbank subsidiaries of a bank holding company may be required from other agencies, such as the DFI or other agencies that regulate such nonbank entity.
Financial Holding Company Election. Bank holding companies that meet certain eligibility requirements and elect to operate as financial holding companies may engage in, or own shares in companies engaged in, a wider range of nonbanking activities, including securities and insurance underwriting and sales, merchant banking and any other activity that: (i) the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity; or (ii) the Federal Reserve determines by order to be complementary to any such financial activity, as long as the activity does not pose a substantial risk to the safety or soundness of FDIC-insured institutions or the financial system generally. We have not currently elected to operate as a financial holding company.
Change in Control. Federal law prohibits any person or company from acquiring “control” of an FDIC-insured depository institution or its holding company without prior notice to the appropriate federal bank agencies. “Control” is conclusively determined to exist upon the acquisition of 25% or more of the outstanding voting securities of a bank or bank holding company, but may be presumed to arise under certain circumstances between 10% and 24.99% ownership.
Capital Requirements. We are required to maintain consolidated capital in accordance with Federal Reserve capital adequacy requirements. For a discussion of capital requirements, see “–The Role of Capital” above.
Dividend Payments. Our ability to pay dividends to our shareholders may be affected by both general corporate law considerations and policies of the Federal Reserve applicable to bank holding companies. As a Washington corporation, we are subject to the limitations of the Washington Business Corporation Act, which generally prohibits the payment of dividends or other distributions if, after giving effect to the distribution, (i) the Company would not be able to pay its debts as they become due in the usual course of business, or (ii) the Company’s total assets would be less than the sum of its total liabilities plus any amounts needed to satisfy preferential rights upon dissolution.
As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the prospective rate of earnings retention is inconsistent with the company’s capital needs and overall current and prospective financial condition; or (iii) the company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve also possesses enforcement powers over bank holding companies and their nonbank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Finally, the Basel III Rule imposes consolidated capital requirements on banking organizations. As a result, banking organizations must hold a capital conservation buffer of 2.5% of risk-weighted assets in CET1 above the minimum risk-based capital requirements to avoid regulatory limits on dividends and other capital distributions. See “–The Role of Capital” above.
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
Corporate Governance/Incentive Compensation. The Dodd-Frank Act addressed many investor protection, corporate governance and executive compensation matters that affect most U.S. publicly traded companies. It increased shareholder influence over boards of directors by requiring companies to give shareholders a nonbinding vote on executive compensation and so-called “golden parachute” payments, and authorizing the SEC to promulgate rules that would allow shareholders to nominate and solicit voters for their own candidates using a company’s proxy materials.
The Dodd-Frank Act also directed the Federal Reserve, in coordination with other federal banking and financial services agencies, to promulgate rules prohibiting excessive incentive-based compensation paid to executives of bank holding companies, regardless of whether such companies are publicly traded. Although several agencies have made repeated efforts to implement rules under this provision of the Dodd-Frank Act—including a proposal issued most recently in May 2024, which was subsequently withdrawn—no final rule has been adopted at this time. Nevertheless, the federal banking agencies have issued interagency guidance on sound incentive compensation practices for banking organizations, reflecting the agencies’ recognition that incentive compensation practices in the financial industry were among the factors contributing to the global financial crisis. The interagency guidance recognizes three core principles for effective incentive compensation plans: (i) appropriately balancing risk and reward; (ii) compatibility with effective controls and risk management; and (iii) support by strong corporate governance, including active and effective oversight by the organization’s board of directors. Although much of the guidance is directed at large banking organizations that are expected to maintain systematic and formalized policies and procedures, smaller banking organizations like us are expected to implement less extensive and less formalized systems pursuant to the guidance.
Supervision and Regulation of the Bank
General. The Bank is a Washington state-chartered, nonmember bank. The deposit accounts of the Bank are insured by the FDIC’s Deposit Insurance Fund (“DIF”) to the maximum extent provided under federal law and FDIC regulations, currently $250,000 per insured depositor, per ownership category. Ongoing policy discussions at the federal level have focused on potential changes to deposit insurance coverage, including possible adjustments to coverage limits, although no changes have been enacted.
As a Washington state-chartered FDIC-insured bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the DFI, its chartering authority, and the FDIC, designated by federal law as the primary federal regulator of insured state banks that, like the Bank, are not members of the Federal Reserve System.

Deposit Insurance Assessments. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system whereby FDIC-insured institutions pay insurance premiums at rates based on their risk classification. For institutions like the Bank that are not considered large and highly complex banking organizations, the risk-based assessment is based on examination ratings and financial ratios. The total base assessment rates, effective as of January 1, 2023, generally range from 2.5 basis points (for the lowest risk institutions) to 32 basis points or beyond (for higher risk institutions). However, the maximum rate is 18 basis points for FDIC-insured institutions in the top two categories of examination composite ratings.
At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, increases or decreases the assessment rates, following notice and comment on proposed rulemaking. For this purpose, the reserve ratio is the DIF balance divided by estimated insured deposits. In response to the global financial crisis, the Dodd-Frank Act increased the minimum reserve ratio from 1.15% to 1.35% of the estimated amount of total insured deposits. In its May 2025 report, the FDIC stated that the reserve ratio likely will reach the statutory minimum by the September 30, 2028 deadline and that no adjustments to the base assessment rates are currently projected.
In addition, because the cost of the failures of Silicon Valley Bank and Signature Bank to the DIF attributable to the systemic risk exception was approximately $16.7 billion, the FDIC adopted a special assessment for banking organizations with assets of $5 billion or more. The FDIC has been collecting the special assessment over eight quarters, at a quarterly rate of 3.36 basis points for the initial seven quarters of the collection period (ending on December 30, 2025) and at a quarterly rate of 2.97 basis points for the eighth and final collection period. The quarterly special assessment rate is applied to the special assessment base equal to an FDIC-insured institution’s estimated uninsured deposits reported for the December 31, 2022 reporting period, adjusted to exclude the first $5 billion in estimated uninsured deposits of the institution. Although the Company and the Bank are subject to the FDIC’s special assessment as a banking organization with assets of $5 billion or more, the Company does not have to pay the special assessment based on its amount of uninsured deposits.
Supervisory Assessments. All Washington banks are required to pay supervisory assessments to the DFI to fund the operations of that agency as well as other examination fees. The amount of the assessment is calculated on the basis of the Bank’s total assets. During the year ended December 31, 2025, the Bank paid supervisory assessments to the DFI totaling approximately $235,000.
Capital Requirements. Banks are generally required to maintain capital levels in excess of other businesses. For a discussion of capital requirements, see “–The Role of Capital” above.
Liquidity Requirements. Liquidity is a measure of the ability and ease with which bank assets may be converted to meet financial obligations, such as deposits or other funding sources. Banks are required to implement liquidity risk management frameworks that ensure they maintain sufficient liquidity, including a cushion of unencumbered, high-quality liquid assets, to withstand a range of stress events. The level and speed of deposit outflows contributing to the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023 was unprecedented, and contributed to acute liquidity and funding strain, underscoring the importance of liquidity risk management and contingency funding planning by insured depository institutions like the Bank, as highlighted in a 2023 addendum to existing interagency guidance on funding and liquidity risk management.
The primary role of liquidity risk management is to: (i) prospectively assess the need for funds to meet obligations; and (ii) ensure the availability of cash or collateral to fulfill those needs at the appropriate time by coordinating the various sources of funds available to the institution under normal and stressed conditions. The Basel III Rule includes a liquidity framework that requires the largest insured institutions to measure their liquidity against specific liquidity tests. One test, referred to as the Liquidity Coverage Ratio, is designed to ensure that the banking organization has an adequate stock of unencumbered high-quality liquid assets that can be converted easily and immediately in private markets into cash to meet liquidity needs for a 30-calendar day liquidity stress scenario. The other test, known as the Net Stable Funding Ratio, is designed to promote more medium- and long-term funding of the assets and activities of FDIC-insured institutions over a one-year horizon. These tests provide an incentive for banks and holding companies to increase their holdings in Treasury securities and other sovereign debt as a component of assets, increase the use of long-term debt as a funding source and rely on stable funding like core deposits (in lieu of brokered deposits).
Although these tests do not apply to the Bank, we continue to review our liquidity risk management policies in light of regulatory requirements and industry developments.
Dividend Payments. The Bank pays dividends to the Company. Under the Washington Commercial Bank Act, Washington state-chartered banks may not declare or pay any dividend in an amount greater than its retained earnings, without approval from the DFI. Under the prompt corrective action requirements, the payment of dividends by any FDIC-insured institution is affected by the requirement to maintain adequate capital pursuant to applicable capital adequacy guidelines and regulations, and an FDIC-insured institution generally is prohibited from paying any dividends if, following payment thereof, the institution would be undercapitalized. As described above, the Bank exceeded its capital requirements under applicable guidelines as of December 31, 2025. Notwithstanding the availability of funds for dividends, however, the FDIC and the DFI may prohibit the payment of dividends by the Bank if either agency determines that such payment would constitute an unsafe or unsound practice. In addition, under the Basel III Rule, banking organizations that want to pay unrestricted dividends must maintain 2.5% in CET1 attributable to the capital conservation buffer. See “–The Role of Capital” above.
State Bank Investments, Activities and Acquisitions. The Bank is permitted to make investments and engage in activities directly or through subsidiaries as authorized under Washington law. However, under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments that are not permissible for a national bank. Federal law and FDIC regulations also prohibit FDIC-insured state banks and their subsidiaries from engaging as principal in any activity that is not permitted for a national bank unless they meet, and continue to meet, minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the DIF. These restrictions have not had, and are not currently expected to have, a material impact on the operations of the Bank.
The Bank may be required to obtain approval from the DFI, the FDIC and other applicable banking or financial services agencies before engaging in certain acquisitions or mergers under applicable state and federal law. With respect to interstate merger and acquisitions, federal law permits state banks to merge with out-of-state banks subject to: (i) regulatory approval; (ii) federal and state deposit concentration limits; and (iii) state law requirements that the merging bank has been in existence for a minimum period of time (not to exceed five years), prior to the merger. In 2025, the federal banking agencies rescinded certain prior administrative actions regarding the review and approval of mergers and acquisitions, with the intent of streamlining and expediting the regulatory review of certain merger and acquisition applications.
Branching Authority. Washington state-chartered banks, such as the Bank, have the authority under the Washington Commercial Bank Act to establish branches anywhere in the State of Washington, subject to receipt of approval from the DFI and FDIC, as applicable. The Dodd-Frank Act further permits well capitalized and well managed banks to establish new interstate branches or to acquire individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) without impediments.
Affiliate and Insider Transactions. The Bank is subject to certain restrictions imposed by federal law on “covered transactions” between the Bank and its “affiliates.” The Company is an affiliate of the Bank for purposes of these restrictions. Covered transactions subject to these restrictions include extensions of credit to the Company, investments in the stock or other securities of the Company and the acceptance of the stock or other securities of the Company as collateral for loans made by the Bank. The Dodd-Frank Act enhanced these requirements by expanding the definition of “covered transactions” and extending the period for which collateral requirements for such transactions must be maintained.
Certain limitations and reporting requirements also apply to extensions of credit by the Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company and to “related interests” of such directors, officers and principal shareholders under state and federal law. In addition, federal law and regulations may govern the terms on which any person who is a director or officer of the Company or the Bank, or a principal shareholder of the Company, may obtain credit from banks with which the Bank maintains a correspondent relationship.
Safety and Soundness Standards/Risk Management. The federal banking agencies have adopted operational and managerial standards to promote the safety and soundness of FDIC-insured institutions. The standards apply to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. These standards generally prescribe the goals to be achieved in each area, and each institution is responsible for establishing its own procedures to achieve those goals.
Although regulatory standards do not have the force of law, if an institution operates in an unsafe and unsound manner, its primary federal regulator may require the submission of a plan to achieve and maintain compliance. Failure to submit an acceptable compliance plan, or to implement an approved plan in any material respect may result in formal agency orders directing the institution to cure the deficiencies. Until such deficiencies are resolved, the agency may restrict the institution’s rate of growth, require additional capital, limit deposit rates, or take other corrective action as deemed appropriate. Noncompliance with safety and soundness principles may also constitute grounds for other enforcement action by the federal banking agencies, including cease and desist orders and civil money penalty assessments.
The federal banking agencies have emphasized the importance of sound risk management processes and strong internal controls when evaluating the activities of the FDIC-insured institutions. In 2025, however, the agencies signaled a shift toward focusing on the identification and management of material financial risks, rather than primarily on adherence to prescriptive operational processes. Although effective risk management, internal controls, and board and management oversight remain important, supervisory attention may increasingly center on whether specific practices pose material harm to the institution’s financial condition or create a risk of loss to the DIF. Despite this potential shift in focus, the agencies continue to evaluate a broad spectrum of risks—including credit, market, liquidity, operational, and legal risks—emphasizing their potential impact on safety and soundness. Notably, the federal banking agencies have indicated that they intend to remove reputation risk from consideration, citing concerns about its use in restricting banking services to certain industries or groups.
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
Privacy and Cybersecurity. The Bank is subject to numerous U.S. federal and state laws and regulations aimed at protecting non-public, confidential information of its customers. These laws require the Bank to periodically disclose its privacy policies and practices regarding the sharing of non-public customer information, and in certain circumstances, permit consumers to opt out of the sharing of information with unaffiliated third parties. They also limit the Bank’s ability to share certain information with affiliates and non-affiliates for marketing or nonmarketing purposes. In addition, the Bank is required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. These security and privacy policies and procedures are applied consistently across all businesses and geographic locations.
The Bank and the Company also are subject to a number of federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents. In addition, the Bank must consider and address cybersecurity risks as part of its risk management processes, including implementing and maintaining appropriate safeguards, monitoring and testing systems, and overseeing the cybersecurity practices of its service providers. Regulatory guidance emphasizes that cybersecurity should be integrated into overall enterprise risk management and business continuity planning.
Federal Home Loan Bank System. The Bank is a member of an FHLB, which serves as a central credit facility for its members. The FHLB is funded primarily from proceeds from the sale of obligations of the FHLB system. It makes loans to member banks in the form of FHLB advances. All advances from the FHLB are required to be fully collateralized, as determined by the FHLB.
Community Reinvestment Act Requirements. The CRA imposes on the Bank a continuing and affirmative obligation, consistent with safe and sound operations, to help meet the credit needs of the entire community, including low- and moderate-income neighborhoods. The FDIC regularly assesses the Bank’s record of meeting these credit needs through periodic CRA examinations. The Bank’s CRA ratings derived from these examinations can have significant impacts on the activities in which the Bank and the Company may engage. For example, a low CRA rating may impact the review of applications for acquisitions by the Bank.
In 2023, the federal banking agencies issued a final rule intended to strengthen and modernize the CRA regulations (the “CRA Rule”). The CRA Rule was subsequently challenged in court, which prevented it from taking effect. In 2025, the federal banking agencies issued a proposed rule to rescind the CRA Rule and reinstate the prior CRA regulatory framework adopted in 1995. Additionally, the FDIC is lengthening the period between CRA examinations for certain banks with less than $3 billion in assets; however, this change is not expected to impact the Bank, which has more than $3 billion in total assets.
Washington has a state law analogous to the federal CRA, which imposes an affirmative obligation on Washington state‑chartered banks, including the Bank, to help meet the credit, lending, and investment needs of their local communities. The law is enforced by the DFI, which evaluates banks’ performance in meeting community needs, often considering federal data and materials provided in connection with federal CRA examinations, while also applying state‑specific criteria.
Anti-Money Laundering/Countering the Financing of Terrorism/Sanctions. The Bank Secrecy Act (“BSA”) is a U.S. federal statutory framework, as amended and supplemented by subsequent laws and implemented through regulations, which is designed to combat money laundering, the financing of terrorism and other illicit financial activity. The BSA and related anti-money laundering/countering the financing of terrorism (“AML/CFT”) laws and regulations are intended to prevent terrorists and criminals from accessing the U.S. financial system and have significant implications for FDIC-insured institutions and other businesses involved in the transmission of funds. Together, this regulatory framework provides a foundation to promote financial transparency and deter and detect efforts to misuse the U.S. financial system to launder criminal proceeds, finance terrorist acts, or facilitate other illicit conduct. The BSA and related regulations require financial institutions to establish and maintain policies and procedures for addressing: (i) customer identification and due diligence; (ii) the prevention and detection of money laundering and terrorist financing; (iii) the identification and reporting of suspicious activities and certain currency transactions; (iv) compliance with laws relating to currency crimes; and (v) cooperation with law enforcement authorities. The Bank also must comply with stringent economic and trade sanctions regimes administered and enforced by the Office of Foreign Assets Control.
Although core AML/CFT statutory requirements and expectations remain unchanged, certain of the federal banking agencies and the Financial Crimes Enforcement Network (FinCEN) have recently pursued or considered efforts to modernize and streamline AML/CFT compliance through a more risk-based approach, including targeted regulatory relief, revised examination expectations and efforts to reduce certain compliance burden, particularly for lower-risk and community banking organizations.
Concentrations in Commercial Real Estate. Concentration risk exists when FDIC-insured institutions allocate a disproportionate amount of assets to a single industry or economic segment. Concentration in CRE lending is one area of regulatory focus. The interagency Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance (“CRE Guidance”) provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny. These indicators include: (i) total CRE loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital.
The CRE Guidance does not establish binding limits on CRE lending activities, but rather is intended to inform supervisory assessments of whether an institution’s risk profile, earnings capacity and capital levels are commensurate with its CRE exposure. In recent years, the federal banking agencies have issued statements to reinforce prudent risk-management practices related to CRE lending, in response to observed growth in many CRE markets, increased competitive pressures, rising CRE concentrations, and an easing of CRE underwriting standards. In other statements, the agencies reminded FDIC-insured institutions to maintain underwriting discipline and to identify, measure, monitor and manage the risks arising from CRE lending, including by holding capital commensurate with those risks. As of December 31, 2025, the Bank did not exceed these guidelines.
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
In response to mortgage-related abuses that contributed to the global financial crisis, the Dodd-Frank Act and CFPB rulemaking significantly expanded underwriting, disclosure and anti-predatory lending requirements for residential mortgage loans, including by imposing ability-to-repay standards and establishing a presumption of compliance for certain “qualified mortgages.” The CFPB has continued to refine these requirements through additional rulemaking addressing qualified mortgages ability-to-repay standards.
Over the last several years, the CFPB has taken an aggressive approach to the regulation (and supervision, where applicable) of providers of consumer financial products and services. However, more recently, changes in leadership and policy direction have led to: (i) shifts in regulatory priorities, including the rescission or reconsideration of certain CFPB guidance and rules; (ii) a reduction in CFPB enforcement activity; and (iii) constraints on the CFPB’s budget and resources, although the CFPB continues to retain statutory authority to administer, supervise and enforce federal consumer financial protection laws. In addition, state banking and other financial services regulatory agencies retain authority to administer and enforce state consumer financial protection laws, and could increase supervisory or enforcement activity in response to changes in federal regulatory priorities.
The CFPB’s rules have not had a significant impact on the Bank’s operations, except for higher compliance costs. The Bank also must comply with certain state consumer protection laws and requirements in the states in which it operates.

Website Access to Company Reports
We post reports required to be filed with the SEC on our website, www.hf-wa.com, as soon as reasonably practicable after filing them. Copies of the required reports are available free of charge through our website.

Code of Ethics
We have adopted a Code of Ethics that applies to our directors, officers and employees, as well as those engaged by the Company, but who are not employees, such as contractors and those engaged through external agencies. We have posted a copy of our Code of Ethics at www.hf-wa.com in the section titled Governance: Governance Documents. In accordance with SEC rules, significant changes or waivers of the Code of Ethics will be posted on our website at www.hf-wa.com in the section titled Overview: Governance Documents.

Competition
We compete for loans and deposits with other commercial banks, credit unions and other providers of financial services, including finance companies, online-only banks, mutual funds, insurance companies, and with Fintech companies that rely on technology to provide financial services. Many of our competitors have substantially greater resources than we do. Particularly in times of high or rising interest rates, we also face significant competition for investors’ funds from short-term money market securities and other corporate and government securities.
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
As of December 31, 2025, the Company employed 723 full-time and 32 part-time employees across Washington, Oregon, and Idaho. The Company also had five employees who were working remotely in other states. No employees are represented by a collective bargaining agreement. During 2025, we hired 130 regular full-time and part-time employees. Voluntary workforce turnover (rolling 12-month attrition) was 14.8% for the period ended December 31, 2025, compared to 14.9% for the period ended December 31, 2024. At the end of 2025, our average overall tenure was 7.9 years and the average tenure of management was 9.8 years.
Inclusive Workplace
We recognize and appreciate the importance of creating an environment where all employees feel valued, included, and empowered to do their best work. Recognizing the unique perspectives each employee brings, we value their contributions to making us the leading commercial community bank in the Pacific Northwest.
We focus on inclusion and belonging with a dedicated Diversity Council comprised of employees and members of management across different functional areas and a DEI officer role. During November 2025, the Council was temporarily placed on pause due to merger related projects. Both our Chief Executive Officer and Chief Human Resources Officer serve as executive sponsors to this council. Our executive management team and Board have also undergone instructor-led, customized inclusion and belonging training.
The Company recruits from a broad and diverse labor pool and utilizes structured and consistent hiring practices. Hiring Managers complete required training on lawful interviewing and selection techniques using objective, job-related criteria and removing unconscious bias from the selection process.

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
Our senior recruiting team members have achieved certification as “Diversity and Inclusion Recruiters” after completing the Advanced Internet Recruitment Strategies program.
Communication and Listening
The Company strives to maintain an environment of open communication, facilitating access to senior management through initiatives like quarterly virtual “All Banker Calls,” monthly updates for Company leaders and orientation sessions led by the Chief Executive Officer and the Chief Human Resources Officer for new hires. To further enhance our “listening culture,” we utilize a survey platform to allow employees to share feedback directly with leadership, including an annual employee engagement survey and periodic pulse surveys. Survey results, shared with employees, executive leadership and the Board, guide actions at both the corporate and departmental levels. In recognition of our commitment to employee engagement, the Company earned a spot among the top 100 Best Places to Work in Washington and Oregon by the Puget Sound and Portland Business Journals based on the 2025 employee engagement survey. The company received similar recognitions in both 2023 and 2024.
Our commitment to open communication extends to providing employees with avenues for confidential and anonymous reporting. We offer a whistleblower hotline/website, enabling employees to report financial and workplace concerns to key leadership, including the Board Chair, Audit Committee Chair, Chief Executive Officer, Chief Risk Officer, Chief Human Resources Officer and Director of Internal Audit. Additionally, our Company intranet hosts an "Idea Bank," allowing employees to submit new ideas or recommendations directly to executive management.
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
In 2024, we launched two new Leadership Certificate Programs: The Leadership Essentials Certificate is designed for employees interested in developing their leadership skills and preparing for leadership and management in the future, while the Leadership in Action Certificate is for current supervisors and managers interested in deepening their applied leadership skills. During 2025, 37 Heritage Bankers received their Leadership Certification through one of these programs.
The Company leverages an online succession planning tool to further identify next-generation leaders and establish development plans for these individuals. Over time, we expect this process to increase generational representation across all levels, including leadership positions. As of December 31, 2025, the Company’s generational representation consisted of 16% Baby Boomers (born 1945 to 1964), 37% Gen X-ers (born 1965 to 1980), 34% Millennials (born 1981 to 1996), and 12% Gen Z-ers (born 1997 to 2010). Management and the Board review leadership succession annually.
Recognition and appreciation
We host “Celebrate Great,” an active internal peer recognition platform enabling managers and employees to express appreciation and recognize their co-workers and teams. Throughout 2025, more than 3,290 e-cards were posted on Celebrate Great, with 32 individuals or teams receiving “Bravo” awards and 31 employees receiving “Standing Ovation” awards for their exceptional work. The Company celebrates employees achieving milestone anniversaries or upon retirement with a personalized yearbook and special gift.
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

Employees working a minimum of 20 hours per week are eligible for most benefit plans, including a 401(k) Plan with an employer matching contribution, medical, dental and vision insurance, life and long-term disability insurance, public transit passes, paid parking and paid time off. Further, full-time employees enjoy up to 11 paid holidays each year and receive an annual floating holiday to be used at their discretion. Employees also accrue up to 12 days of paid sick time per year for personal use or to care for a family member. Both full-time and part-time employees accrue vacation time ranging from two and five weeks, depending on factors such as position and tenure.
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
Community Involvement
As a community bank, we are committed to supporting the communities where we operate, and we actively encourage and support our employees to do the same. In 2022, the Company implemented an annual volunteer event, during which the Bank closes for half a day, providing employees with a paid opportunity to volunteer in teams at various community organizations within our operating footprint. During the 2025 Volunteer Day, Heritage employees volunteered 2,112 hours with 55 organizations. Additionally in 2025, Heritage employees volunteered 5,106 hours with 177 organizations through the Volunteer Program where employees receive 16 hours paid time annually to use for volunteer activities of their choice.

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
The Company could also be prevented from altering the interest rates charged on loans or from maintaining the interest rates offered on deposits and money market savings accounts due to “price” competition from other banks and financial institutions with which the Company competes. The Company does not know what market rates will be throughout 2026, including the frequency and significance, if any, with which the target range for the federal funds rate may be changed in 2026. If the Company fails to offer interest at a sufficient level to keep its non-maturity interest-bearing deposits, core deposits may be reduced, which would require the Company to obtain funding in other ways or risk slowing future asset growth.
The Company could recognize additional losses on securities held in the Company’s securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.
Factors beyond the Company’s control can influence and cause potential adverse changes to the fair value of securities in the Company’s portfolio including, but not limited to, changes in interest rates, rating agency downgrades or the Company’s own analysis of the value of the securities and defaults by issuers or individual mortgagors with respect to the underlying securities and instability in the credit markets. The foregoing factors, as well as changing economic and market conditions or other factors, could cause write-downs and realized or unrealized losses in future periods and declines in other comprehensive income, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. The process for determining whether a write-down is required involves complex, subjective judgments, which could subsequently prove to have been wrong, about the future financial performance and liquidity of the issuer, the fair value of any collateral underlying the security and whether and the extent to which the principal and interest on the security will ultimately be paid in accordance with its payment terms. Decreases in the fair value of investment securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders’ equity, specifically AOCI, which is increased or decreased by the amount of change in the estimated fair value of our securities available for sale, net of deferred income taxes. Increases in interest rates generally decrease the fair value of securities available for sale, adversely impacting stockholders’ equity. The company has previously realized losses on the sale of investment securities in connection with strategic balance sheet repositioning transactions. The Company could recognize impairment loss for any security that has declined in fair value below its amortized cost basis if management has the intent to sell the security, or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis.
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
The Company has developed relationships with certain individuals and businesses that have resulted in a concentration of large loans to a small number of borrowers. As of December 31, 2025, the Company’s 10 largest borrowing relationships accounted for approximately 6.5% of the total loan portfolio. The Company has established an informal, internal limit on loans to one borrower, principal or guarantor, but the Company may, under certain circumstances, consider going above this internal limit in situations where management’s understanding of the industry, the borrower’s business and the credit quality of the borrower are commensurate with the increased size of the loan. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or properties securing these loans, this high concentration of borrowers presents a risk to the Company’s lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of business, economic or market conditions, the Company’s nonaccruing loans and provision for loan losses could increase significantly, which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
The Company’s allowance for credit losses may prove to be insufficient to absorb potential losses in its loan portfolio.
Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:
•the cash flows of the borrower, guarantors and/or the project being financed;
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
Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the ACL on loans. If current conditions in the housing and real estate markets weaken, we expect we will experience increased delinquencies and credit losses. Bank regulatory agencies also periodically review our ACL on loans and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on their judgments about information available to them at the time of their examination. In addition, if charge-offs in future periods exceed the ACL on loans, we will need additional provisions to increase the ACL on loans. Any increases in the ACL will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.
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
At December 31, 2025, approximately 79.3% of the Company’s total loan portfolio was comprised of loans with real estate as the primary component of collateral. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns and other factors. The market value of real estate can fluctuate significantly in a short period of time as a result of interest rates and market conditions in the area in which the real estate is located and some of these values have been negatively affected by the rise in prevailing interest rates. Additionally, the repayment of commercial real estate loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Adverse changes affecting real estate values, including decreases in office occupancy due to the shift to remote and hybrid working environments, could increase the credit risk associated with the Company’s loan portfolio, significantly impair the value of property pledged as collateral on loans and affect the Company’s ability to sell the collateral upon foreclosure without a loss or additional losses or the Company’s ability to sell those loans on the secondary market. If real estate values decline, it is also more likely that the Company would be required to increase the Company’s ACL, which would have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
Many of the Company’s loans are to commercial borrowers, which have a higher degree of risk than other types of loans.
Commercial and industrial loans represented 17.1% of the Company’s total loan portfolio at December 31, 2025. These loans can be larger in size and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation of the business involved, repayment is often more sensitive than other types of loans to the general business climate and economy. A challenging business and economic environment generally, or in certain specific industries, may increase the Company’s risk related to commercial loans. Cumulative effects of inflation, labor shortages or employee turnover, supply chain constraints and the threat of new tariffs, mass deportations and changes in tax regulations implemented by the current Presidential administration may adversely affect commercial and industrial loans, especially if general economic conditions worsen. The Company’s commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. This collateral generally consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, be difficult to appraise and fluctuate in value based on the success of the business and economic trends. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses recorded on a small number of commercial loans could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
Nonperforming assets take significant time and resources to resolve and adversely affect the Company’s net interest income.
The Company’s nonperforming assets adversely affect net interest income in various ways. The Company does not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting net income and returns on assets and equity. When the Company takes collateral in foreclosure and similar proceedings, the Company is required to mark the collateral to its then-fair market value, which may result in a loss. Nonperforming loans and foreclosed assets also increase the Company’s risk profile and the level of capital the Company’s regulators believe is appropriate for it to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management, which increase the

Company’s loan administration costs and adversely affect its efficiency ratio. If the Company experiences increases in nonperforming assets, net interest income may be negatively impacted and the Company’s loan administration costs could increase, each of which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
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
Additionally, uninsured deposits have historically been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- to mid-sized businesses that rely upon deposit funds for payment of operational expenses and are therefore more likely to closely monitor the financial condition and performance of their depository institutions. In the event of financial distress, uninsured depositors historically have been more likely to withdraw deposits. If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, the Company may be unable to obtain funding on favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of higher prevailing interest rates. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Interest rates paid for borrowings generally exceed the interest rates paid on deposits, which spread may be exacerbated during a time of higher prevailing interest rates. In addition, because our available for sale securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the FRB’s discount window in order to manage our liquidity risk.
Other primary sources of funds consist of cash from operations, investment security maturities and sales and proceeds from the issuance and sale of the Company’s equity and debt securities to investors, with additional liquidity from the ability to borrow from the FRB, FHLB, and third party lenders. The Company’s access to funding sources in amounts adequate to finance or capitalize the Company’s activities or on favorable terms, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry. Economic conditions and a loss of confidence in financial institutions may increase the Company’s cost of funding and limit access to certain customary sources of capital, including inter-bank borrowings and borrowings from the discount window of the FRB. Any decline in available funding could adversely impact the Company’s ability to continue to implement its strategic plan or to fulfill its financial obligations, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
The Company may not be able to maintain a strong core deposit base or other low cost funding sources.
The Company depends primarily on its ability to maintain and grow core deposits from its customers, which consist of noninterest demand deposits, interest bearing demand deposits, money market accounts, savings accounts and certificates of deposit as its primary source of funding for lending activities. If customers move money out of bank deposit accounts and into investments (or similar deposit products at other institutions that may provide a higher rate of return), the Company could lose a relatively low-cost source of funds, increasing funding costs and reducing net interest income. The Company supplements its core deposit funding with non-core, short-term funding sources, including brokered deposits, FHLB advances and borrowings from the FRB. If the Company is unable to pledge sufficient qualifying collateral to secure funding from the FHLB, it may lose access to this source of liquidity. If the Company is unable to access any of these types of funding sources or if its costs related to them increases, its liquidity and ability to support demand for loans could be materially adversely affected.
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
While a key element of the Company’s business strategy is to grow the Company’s banking franchise and increase the Company’s market share through organic growth, the Company has historically supplemented its organic growth through acquisitions of other financial institutions, including the recent acquisition of Olympic. Although the Company intends to continue to take advantage of opportunities to acquire other financial institutions, whether in whole or in part, the Company may not be able to identify suitable acquisition targets, or may not succeed in seizing such opportunities when they arise or in integrating any such companies within the Company’s existing business framework following acquisition. In addition, even if suitable targets are identified, the Company expects to compete for such businesses with other bidders, some of which may have greater financial resources than the Company, which may adversely affect the Company’s ability to make acquisitions at attractive prices. The Company’s ability to execute on acquisition opportunities may require it to raise additional capital and to increase its capital position to support franchise growth. It will also depend on market conditions over which the Company has no control. Moreover, most acquisitions require the approval of the Company’s bank regulators, and the Company may not be able to obtain such approvals on acceptable terms, or at all. Acquiring other financial institutions involve risks commonly associated with acquisitions, including:
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
•an inability to successfully integrate the employees, customers and operations of the acquired bank or related business;
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

As a financial institution, the Company is susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against the Company, its customers or third parties with whom it interacts, which may result in financial losses or increased costs to the Company or its customers, disclosure or misuse of the Company’s information or its customer information, misappropriation of assets, privacy breaches against the Company’s customers, litigation or damage to the Company’s reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by the Company or its customers by insiders or third parties, denial or degradation of service attacks and malware or other cyber-attacks.
In recent periods, there continues to be a rise in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, especially in the commercial banking sector, due to both insider fraud and cyber criminals targeting commercial bank accounts, and as a result of increasingly sophisticated methods of conducting cyber-attacks, including those employing artificial intelligence tools. Consistent with industry trends, the Company has also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity related incidents in recent periods. During 2025, the Company is not aware of having experienced any misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information having a material impact on the Company as a result of a direct cyber security breach or other act on the Bank; however, some of the Company’s customers and third party vendors may have been affected by such breaches, which could increase their risks of identity theft and other fraudulent activity that could involve customer accounts at the Bank.
Information pertaining to the Company and its customers is maintained, and transactions are executed, on networks and systems maintained by the Company and third party partners, including online banking, mobile banking, record-keeping or accounting systems. The secure maintenance and transmission of confidential information, as well as execution of transactions over these systems, are essential to protect the Company and its customers against fraud and security breaches and to maintain customer confidence. Breaches of information security also may occur through intentional or unintentional acts by those having access to the Company’s systems or the confidential information of its customers, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies or other developments could result in a compromise or breach of the technology, processes and controls that the Company uses to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions, as well as the technology used by our customers to access our systems. The Company’s third party partners’ inability to anticipate, or failure to adequately mitigate, breaches of security could result in a number of negative events, including losses to the Company or its customers, loss of business or customers, damage to the Company’s reputation, additional expenses, disruption to the Company’s business, additional regulatory scrutiny or penalties or the Company’s exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
Issues with the use of artificial intelligence in our marketplace may result in reputational harm or liability, or could otherwise adversely affect the Company’s business.
Artificial intelligence, including generative artificial intelligence, is or may be enabled by or integrated into the Company’s products or those developed by its third party partners. As with many developing technologies, artificial intelligence presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. Artificial intelligence algorithms may be flawed; for example datasets may contain biased information or otherwise be insufficient, and inappropriate or controversial data practices could impair the acceptance of artificial intelligence solutions and result in burdensome new regulations. If the analyses of those products incorporating artificial intelligence assist in producing for the Company or its third party partners are deficient, biased or inaccurate, the Company could be subject to competitive harm, potential legal liability and brand or reputational harm. The use of artificial intelligence may also present ethical issues. If the Company or its third party partners offer artificial intelligence enabled products that are controversial because of their purported or real impact on human rights, privacy, or other issues, the Company may experience competitive harm, potential legal liability and brand or reputational harm. In addition, the Company expects that governments will continue to assess and implement new laws and regulations concerning the use of artificial intelligence, which may affect or impair the usability or efficiency of products and services and those developed by the Company’s third party partners.
The Company depends on information technology and telecommunications systems, and any systems failures, interruptions or data breaches involving these systems could adversely affect the Company’s operations and financial condition.
The Company’s business is highly dependent on the uninterrupted functioning of its information technology and telecommunications systems, third party servicers, accounting systems, mobile and online banking platforms and financial intermediaries. The risks resulting from use of these systems result from a variety of factors, both internal and external. The Company is vulnerable to the impact of failures of its systems to operate as needed or intended. Such failures could include those resulting from human error, unexpected transaction volumes, intentional attacks or overall design or performance issues.
The Company outsources to third parties many of its major systems, such as data processing and mobile and online banking. The failure of these systems, or the termination of a critical software license or service agreement, could interrupt the Company’s operations. The Company could also experience service denials if demand for such services exceeds capacity or such third party systems fail or experience interruptions. A system failure or service denial could result in a deterioration of the Company’s ability to process loans or gather deposits and provide customer service, compromise the Company’s ability to operate effectively, result in potential noncompliance with applicable laws or regulations, damage the Company’s reputation, result in a loss of customer business or subject the Company to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on its business, financial condition, results of operations and growth prospects. In addition, failures of third parties to comply with applicable laws and regulations, or fraud or misconduct on the part of employees of any of these third parties, could disrupt the Company’s operations or adversely affect its reputation.
It may be difficult for the Company to replace some of its third party vendors, particularly vendors providing the Company’s core banking and information services, in a timely manner if they are unwilling or unable to provide these services in the future for any reason. Even if the Company is able to replace them, it may result in higher costs or losses of customers. Any such events could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
The Company has a continuing need for technological change, and may not have the resources to effectively implement new technologies or may experience operational challenges when implementing new technologies.
The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services, including the implementation and integration of tools employing artificial intelligence. The Company’s future success will depend in part upon its, and its third party partners’, ability to address the needs of the Company’s customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. The widespread adoption of new technologies could require the Company in the future to make substantial expenditures to modify or adapt its existing products and services as it grows and develops new products to satisfy customers’ expectations, remain competitive and comply with regulatory rules and guidance. The Company may experience operational challenges as it implements these new technology enhancements, which could result in the Company not fully realizing the anticipated benefits from such new technology or require the Company to incur significant costs to remedy any such challenges in a timely manner. Many of the Company’s larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that the Company will be able to offer, which would put the Company at a competitive disadvantage. Accordingly, a risk exists that the Company will not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to customers.
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
The Company’s success is dependent, to a large degree, upon the continued service and skills of the Company’s executive management team and employees. The loss of any of the members of the Company’s executive management team or other key personnel, including successful individuals employed by banks or other businesses that the Company may acquire, to a new or existing competitor or otherwise, could have an adverse impact on the Company’s ability to retain valuable relationships and some of its customers could choose to use the services of a competitor instead of the Company’s services. Leadership changes may occur from time to time, and the Company cannot predict whether significant retirements or resignations will occur or whether the Company will be able to recruit additional qualified personnel.
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
Although the Company has historically paid dividends to its shareholders and currently intends to maintain or increase its dividend levels in future quarters, the Company has no obligation to continue doing so and may change its dividend policy at any time without providing notice to the Company’s shareholders. Holders of the Company’s common shares are only entitled to receive such cash dividends as the Board, in its discretion, may declare out of funds legally available for such payments. Further, consistent with the Company’s strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, the Company has made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to the Company’s common shareholders.
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
The Company is generally not restricted from issuing additional shares of common stock up to the amount authorized in its Articles of Incorporation. Currently, there are 50,000,000 shares of common stock authorized in the Company’s Articles of Incorporation, which may be increased by a vote of the holders of a majority of the Company’s shares of common stock. The Company may issue additional shares of common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, or in connection with future acquisitions or financings. If the Company chooses to raise capital by selling shares of common stock for any reason, the issuance could have a dilutive effect on the holders of the Company’s common stock and could have a material negative effect on the market price of the Company’s common stock.
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
The Company’s businesses and operations are sensitive to general business and economic conditions. If the U.S. economy weakens, the Company’s growth and profitability from its lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government, the imposition of tariffs, disputes between the presidential administration and the Federal Reserve, immigration enforcement and changes in future tax rates is a concern for businesses, consumers and investors. In addition, economic conditions in foreign countries and weakening global trade due to increased anti-globalization sentiment, international conflicts, and tariff activity could affect the stability of global financial markets, which could hinder the economic growth of the U.S. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
Severe weather, natural disasters, pandemics, military conflicts, acts of war or terrorism or other adverse external events could significantly impact the Company’s business.
Severe weather, natural disasters, effects of climate change, widespread disease or pandemics, military conflicts, acts of war or terrorism, civil unrest or other adverse external events could have a significant impact on the Company’s ability to conduct business. In addition, such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause the Company to incur additional expenses. The occurrence of any of these events could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
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
The Company’s accounting policies and methods are fundamental to the way it records and reports its financial condition and results of operations. Management must exercise judgment in selecting and applying many of these accounting policies and methods to comply with GAAP and reflect management’s judgment of the most appropriate manner to report the Company’s financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet which may result in the reporting of materially different results than would have been reported under a different alternative. Certain accounting policies are critical to presenting the Company’s financial condition and results of operations and require management to make difficult, subjective or complex judgments about uncertain matters. Materially different amounts could be reported under different conditions or using different assumptions or estimates. If the Company’s underlying assumptions or estimates prove to be incorrect, it could have a material adverse effect on its business, financial condition, results of operations and growth prospects.
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
As a public company, the Company is subject to heightened financial reporting standards under GAAP and SEC rules, including extensive levels of disclosure. Compliance requires consistent monitoring of and periodic enhancements to the design and operation of the Company’s internal control over financial reporting, as well as financial reporting and accounting staff with appropriate training and experience in relevant rules and regulations. If the Company is unable to meet the demands required of a public company, it may be unable to report its financial results accurately or within the timeframes required by law or stock exchange regulations and could be subject to sanctions or investigations by the SEC or other authorities. If material weaknesses or other deficiencies occur, the Company’s ability to report its financial results accurately and timely could be impaired, which could result in late filings of reports under the Exchange Act, restatements of consolidated financial statements, a decline in stock price, suspension or delisting of the Company’s common stock, and could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects. Even if the Company is able to report its financial statements accurately and in a timely manner, any disclosure of material weaknesses in the Company’s future filings could cause the Company’s reputation to be harmed and the Company’s stock price to decline significantly.
Litigation and regulatory actions, including possible enforcement actions, could subject the Company to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on the Company’s business.
The Company’s business is subject to increased litigation and regulatory risks because of a number of factors, including the highly regulated nature of the financial services industry and the focus of state and federal prosecutors on banks and the financial services industry generally. In the normal course of business, from time to time, the Company has in the past and may in the future be named as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with the Company’s current or prior business or acquisition activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. The Company may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding the Company’s current or prior business or acquisition activities. Any such legal or regulatory actions may subject the Company to substantial compensatory or punitive damages, significant fines, penalties, obligations to change the Company’s business practices or other requirements resulting in increased expenses, diminished income and damage to the Company’s reputation. The Company’s involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in the Company’s favor, could also cause significant harm to the Company’s reputation and divert management attention from the operation of the Company’s business. Further, any settlement, enforcement action or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on the Company’s business, reputation, financial condition, results of operations and growth prospects.
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
Changes in federal policy and at regulatory agencies occur over time through policy and personnel changes following elections and changes in federal administration. These changes typically impact the level of oversight and focus on the financial services industry. The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting financial institutions remain highly uncertain, and may take time to be implemented. Uncertainty surrounding future changes may adversely affect our operating environment and therefore our business, financial condition, results of operations and growth prospects.
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
The federal banking regulators have issued the Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices guidance, or CRE Guidance, which provides supervisory criteria, including the following numerical indicators, to assist bank examiners in identifying banks with potentially significant commercial real estate loan concentrations that may warrant greater supervisory scrutiny: (i) commercial real estate loans exceeding 300% of capital and increasing 50% or more in the preceding three years; or (ii) construction and land development loans exceeding 100% of capital. The CRE Guidance does not limit the Bank’s levels of commercial real estate lending activities, but rather, guides institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations. The federal bank agencies expect FDIC-insured institutions to maintain underwriting discipline and exercise prudent risk-management practices to identify, measure, monitor, and manage the risks arising from CRE lending. In addition, FDIC-insured institutions must maintain capital commensurate with the level and nature of their CRE concentration risk. As of December 31, 2025, the Bank did not exceed these guidelines.

If the goodwill that the Company recorded in connection with the Company’s recent acquisitions becomes impaired, it could have a negative impact on its financial condition and results of operations.
As of December 31, 2025, the Company had goodwill of $240.9 million, or 26.1% of the Company’s total stockholders’ equity. As a result of its recent acquisition of Olympic, completed in January 2026, the Company will record additional goodwill which will be determined over the measurement period and subject to measurement period adjustments. The excess purchase price over the fair value of net assets acquired in certain mergers and acquisitions, or goodwill, is evaluated for impairment at least annually and on an interim basis if specific events suggest potential impairment. In testing for impairment, the Company conducts a qualitative assessment, and also estimates the fair value of net assets based on analyses of its market value, discounted cash flows and peer values. Consequently, the determination of the fair value of goodwill is sensitive to market-based economics and other key assumptions. Variability in market conditions or in key assumptions could result in impairment of goodwill, which is recorded as a non-cash adjustment to income. An impairment of goodwill could have a material adverse effect on the Company’s business, financial condition, results of operations and growth prospects.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
The Company has no unresolved staff comments from the SEC as it relates to the Company's financial information as reported in this Form 10-K.

ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
Enterprise Risk Management and Technology Risk Management. The Company's Enterprise Risk Management program and team plays a pivotal role in overseeing the organization's risk posture, specifically focusing on the implementation of a holistic risk management program for overseeing the assessment and appropriate control of information and cybersecurity risks. Annually, the Information and Cyber Security Policy and Program and Risk Assessments are presented for approval to the Board to ensure the program is representative and supportive of regulatory requirements and the Bank’s risk appetite. Risks identified are subject to rigorous controls, ensuring both design and operational effectiveness and adherence to regulatory requirements. Instances where a risk is identified as inadequately controlled are promptly reported to Management requiring formal dispositioning and/or remediation activities and those activities are tracked and reported to the Risk and Technology Committee of the Board, until measures are implemented to reduce the risk to an acceptable level.
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
From time-to-time, we have identified cybersecurity threats that require us to make changes to our processes and to implement additional safeguards. While none of these identified threats or incidents have materially affected us, it is possible that threats and incidents we identify in the future could have a material adverse effect on our business strategy, reputation, results of operations and financial condition. During the reporting period, the Company had not experienced any material cybersecurity events or incidents. Although third party service providers that the Bank engages have encountered cybersecurity events or incidents during the year ended December 31, 2025, the Bank’s investigation of each event or incident has shown that these occurrences have not resulted in a material impact on our systems, computing environments, customers, or data.
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
To further ensure independence and effectiveness, the Board has delegated authority for the Information and Cybersecurity Policy and Program, including the referenced reports, to the Technology Risk Management Director, who is also designated as the Chief Information Security Officer. This position reports to the Chief Risk Officer who in turn reports independently to the Chair of the Risk and Technology Committee. Additional layers of oversight are integrated into the program through the Director of Internal Audit, who conducts independent audits of critical information technology and cybersecurity activities. The results of these audits are reported to the Board's Audit and Finance Committee, providing an extra layer of assurance and accountability. The Director of Internal Audit reports independently to the Chair of the Board's Audit and Finance Committee.
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

ITEM 2.        PROPERTIES
The main office of the Company and the Bank is located at 201 Fifth Avenue SW, in downtown Olympia, Washington. In addition to this main office, which includes a full-service banking office, the Company has three administrative office locations in Tacoma, Everett and Burlington, Washington and one loan production office in Spokane, Washington. The Bank's branch network at December 31, 2025 was comprised of 50 branches located throughout Washington, Oregon and Idaho. The Company leased 24 properties and owned 30 properties at December 31, 2025. In the opinion of management, all properties are adequately covered by insurance, are in good state of repair and are adequate to meet our present and immediately foreseeable needs.

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
Shareholders
At February 17, 2026, we had approximately 1,096 shareholders of record (which does not include the number of beneficial owners of stock in nominee or street name through various brokerage firms).
Dividends
The Company has historically paid cash dividends to its common shareholders. On January 16, 2026, the Board declared a regular quarterly dividend of $0.24 per common share payable on February 11, 2026 to shareholders of record at the close of business on January 28, 2026. Payments of future cash dividends, if any, will be at the discretion of our Board, taking into account various factors, including our business, operating results, financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. It is management's expectation based on current projections that cash dividends will continue for the foreseeable future, however, no assurances can be given that any dividends will be paid or that, if paid, such dividends will not be reduced in amount in future periods. The payment of dividends on the Company's common stock depends substantially upon receipt by the Company of dividends from the Bank, which is the Company’s predominant source of income.
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
The Company also has certain contractual restrictions on its ability to pay dividends. The Company has assumed debt obligations through acquisition transactions. Under the terms of the debt, the Company may be prohibited, under certain circumstances, from paying dividends on shares of its common stock. None of these circumstances existed through the date of filing of this Form 10-K. See Note (9) Junior Subordinated Debentures of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K for additional information regarding dividend restrictions.
Purchases of Equity Securities by the Issuer
The following table sets forth information about the Company’s purchases of its outstanding common stock during the quarter ended December 31, 2025:

Period	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced programs	Maximum number of shares that may yet be purchased under the program
October 1, 2025—October 31, 2025	—	—		796,832
November 1, 2025— November 30, 2025	—	—		796,832
December 1, 2025—December 31, 2025	1,716	25.43		796,832
Total	1,716	$25.43	—	796,832
(1) Of the common shares repurchased by the Company between October 1, 2025 and December 31, 2025, 1,716 shares represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units and were not repurchased pursuant to the publicly announced stock repurchase program.
On April 24, 2024, the Board approved the repurchase of up to 5% of the Company's outstanding common shares, or 1,734,492 shares. This stock repurchase program supersedes the previous stock repurchase program, authorized in March 2020, which allowed for the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares.
Performance Graph
The following graph shows the five-year comparison of the cumulative total return to shareholders of the Company’s common stock as compared to the Nasdaq Composite Index and the S&P U.S. SmallCap Banks Index during the five-year period beginning December 31, 2020 and ending December 31, 2025. Total return includes appreciation or depreciation in market value of the Company’s common stock as well as actual cash and stock dividends paid to common shareholders. The Nasdaq Composite Index is a broad equity market index comprised of all domestic and international common stocks listed on the Nasdaq Stock Market ("Nasdaq"). The S&P U.S. SmallCap Banks Index is a comparative peer index comprised of banks and related holding companies within the same market capitalization range as the Company. The graph assumes the value of the investment in the Company’s common stock and in each index was $100 on December 31, 2020, and all dividends were reinvested.
.

	Years Ended December 31,
Index	2020	2021	2022	2023	2024	2025
Heritage Financial Corporation	$100	$107.88	$139.52	$102.00	$122.24	$122.94
Nasdaq Composite Index	100	122.18	82.43	119.22	154.48	187.14
S&P U.S. SmallCap Banks Index	100	139.21	122.74	123.35	145.82	160.37
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
Management’s discussion focuses on 2025 results compared to 2024 results. For a discussion of 2024 results compared to 2023 results, refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025.

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
Net income is also affected by noninterest income and noninterest expense. Noninterest income primarily consists of gains or losses on the sale of investment securities, service charges and other fees, card revenue and other income. Noninterest expense primarily consists of compensation and employee benefits, occupancy and equipment, data processing and professional services expense. Compensation and employee benefits consist primarily of the salaries and wages paid to our employees, payroll taxes, expenses for retirement and other employee benefits. Occupancy and equipment expenses are the fixed and variable costs of buildings and equipment and consist primarily of lease expenses, depreciation charges, maintenance and utilities. Data processing expense consists primarily of processing and network services related to the Bank’s core operating system, including the account processing system, electronic payments processing of products and services, internet and mobile banking channels and software-as-a-service providers. Professional services expense consists primarily of third party service providers such as auditors, consultants and lawyers.
Results of operations may also be significantly affected by general and local economic and competitive conditions, changes in accounting, tax and regulatory rules, governmental policies and actions of regulatory authorities, including changes resulting from inflation and the governmental actions taken to address this issue, as well as changes in policies driven by the current presidential administration. Net income is also impacted by growth of operations through organic growth or acquisitions. See also "Cautionary Note Regarding Forward-Looking Statements."
Recent Acquisition
On January 31, 2026, the Company its acquisition of Olympic Bancorp, Inc., a bank holding company headquartered in Port Orchard, Washington, whereby Olympic merged with and into the Company, and subsequently Kitsap Bank, Olympic's wholly-owned banking subsidiary, merged with and into the Bank. Pursuant to the terms of the merger agreement, Olympic shareholders received 45.0 shares of Heritage common stock for each share of Olympic common stock based on a fixed exchange ratio. Olympic's principal activity was the ownership and operation of Kitsap Bank, a state-chartered banking institution that operated sixteen branches in Washington at the time of closing.
The Company accounts for these transactions under the acquisition method of accounting, and thus, the financial position and results of operations of acquired institutions prior to the consummation date are not included in the accompanying consolidated financial statements. The acquisition method of accounting requires assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determines the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities, deposits and borrowings with the assistance of third party valuations, appraisals, and third party advisors. The estimated fair values are subject to refinement for up to one year after deal consummation as additional information becomes available relative to the closing date fair values.
Results of Operations
Net income was $67.5 million, or $1.96 per diluted common share, for the year ended December 31, 2025 up from $43.3 million, or $1.24 per diluted common share, for the year ended December 31, 2024. Net income increased $24.3 million, or 56.1%, compared to the year ended December 31, 2024 due primarily to an increase in net interest income of $15.0 million to $224.4 million from $209.4 million and a decrease in losses on sales of investment securities of $12.0 million to $10.7 million from $22.7 million, largely as a result of a smaller amount of investment portfolio repositioning in 2025 compared to 2024, which increased noninterest income. These increases were partially offset by an increase in noninterest expense of $7.3 million.

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
Market rates impact the results of the Company's net interest income, including the changes in the federal funds target rate that have been made by the Federal Reserve. The following table provides the federal funds target rate history and changes since December 15, 2022:

Change Date	Rate (%)	Rate Change (%)
December 15, 2022	4.25% - 4.50%	0.50%
February 2, 2023	4.50% - 4.75%	0.25%
March 23, 2023	4.75% - 5.00%	0.25%
May 4, 2023	5.00% - 5.25%	0.25%
July 27, 2023	5.25% - 5.50%	0.25%
September 19, 2024	4.75% - 5.00%	(0.50)%
November 8, 2024	4.50% - 4.75%	(0.25)%
December 19, 2024	4.25% - 4.50%	(0.25)%
September 18, 2025	4.00% - 4.25%	(0.25)%
October 30, 2025	3.75% - 4.00%	(0.25)%
December 11, 2025	3.50% - 3.75%	(0.25)%

Average Balances, Yields and Rates Paid
The following table provides relevant net interest income information for the periods indicated:

	Year Ended December 31,
	2025			2024			2023
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable (2)(3)	$4,773,760	$262,900	5.51%	$4,536,499	$247,472	5.46%	$4,201,737	$217,284	5.17%
Taxable securities	1,350,278	44,966	3.33	1,653,295	54,972	3.32	1,937,603	58,509	3.02
Nontaxable securities (3)	15,449	549	3.55	18,425	651	3.53	63,051	1,854	2.94
Interest earning deposits	135,603	5,821	4.29	125,036	6,617	5.29	129,807	6,818	5.25
Total interest earning assets	6,275,090	314,236	5.01%	6,333,255	309,712	4.89%	6,332,198	284,465	4.49%
Noninterest earning assets	752,048			799,791			807,826
Total assets	$7,027,138			$7,133,046			$7,140,024
Interest Bearing Liabilities:
Certificates of Deposit	$966,429	$36,266	3.75%	$857,079	$36,922	4.31%	$491,653	$14,554	2.96%
Savings accounts	426,124	1,154	0.27	451,528	920	0.20	543,096	701	0.13
Interest bearing demand and money market accounts	2,796,909	41,916	1.50	2,640,487	37,227	1.41	2,771,981	24,095	0.87
Total interest bearing deposits	4,189,462	79,336	1.89	3,949,094	75,069	1.90	3,806,730	39,350	1.03
Junior subordinated debentures	22,201	1,872	8.43	21,910	2,139	9.76	21,615	2,074	9.60
Securities sold under agreement to repurchase	—	—	—	—	—	—	32,976	153	0.46
Borrowings	185,544	8,623	4.65	456,448	23,140	5.07	369,665	17,733	4.80
Total interest bearing liabilities	4,397,207	89,831	2.04%	4,427,452	100,348	2.27%	4,230,986	59,310	1.40%
Noninterest bearing demand deposits	1,623,952			1,669,301			1,899,317
Other noninterest bearing liabilities	118,300			182,121			191,679
Stockholders’ equity	887,679			854,172			818,042
Total liabilities and stock-holders’ equity	$7,027,138			$7,133,046			$7,140,024
Net interest income and spread		$224,405	2.97%		$209,364	2.62%		$225,155	3.09%
Net interest margin			3.58%			3.31%			3.56%
(1) Average balances are calculated using daily balances.
(2) Average loans receivable, includes loans held for sale and loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable, includes the amortization of net deferred loan fees of $3.7 million, $3.6 million and $3.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.

The following tables provide the changes in net interest income for the periods indicated due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and rates allocated proportionately to the absolute value of changes due to volume and changes due to rates:

	Year Ended December 31, 2025 Compared to 2024
	Increase (Decrease) Due to changes in
	Volume	Yield/Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$13,045	$2,383	$15,428
Taxable securities	(10,090)	84	(10,006)
Nontaxable securities	(106)	4	(102)
Interest earning deposits	527	(1,323)	(796)
Total interest income	3,376	1,148	4,524
Interest Bearing Liabilities:
Certificates of deposit	4,409	(5,065)	(656)
Savings accounts	(54)	288	234
Interest bearing demand and money market accounts	2,272	2,417	4,689
Total interest bearing deposits	6,627	(2,360)	4,267
Junior subordinated debentures	28	(295)	(267)
Borrowings	(12,731)	(1,786)	(14,517)
Total interest expense	(6,076)	(4,441)	(10,517)
Net interest income	$9,452	$5,589	$15,041

	Year Ended December 31, 2024 Compared to 2023
	Increase (Decrease) Due to changes in
	Volume	Yield/Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable, net	$17,806	$12,382	$30,188
Taxable securities	(9,099)	5,562	(3,537)
Nontaxable securities	(1,518)	315	(1,203)
Interest earning deposits	(252)	51	(201)
Total interest income	6,937	18,310	25,247
Interest Bearing Liabilities:
Certificates of deposit	13,871	8,497	22,368
Savings accounts	(134)	353	219
Interest bearing demand and money market accounts	(1,193)	14,325	13,132
Total interest bearing deposits	12,544	23,175	35,719
Junior subordinated debentures	28	37	65
Securities sold under agreement to repurchase	(77)	(76)	(153)
Borrowings	4,354	1,053	5,407
Total interest expense	16,849	24,189	41,038
Net interest income	$(9,912)	$(5,879)	$(15,791)
Total interest income increased $4.5 million, or 1.5%, to $314.2 million for the year ended December 31, 2025 compared to $309.7 million for the year ended December 31, 2024. The increase was primarily due to a 12 basis point increase in the yield on interest earning assets to 5.01% for the year ended December 31, 2025, compared to 4.89% for the year ended December 31, 2024 due primarily to a change in the mix of earning assets to higher yielding loan balances.
Total interest expense decreased $10.5 million, or 10.5%, to $89.8 million for the year ended December 31, 2025 compared to $100.3 million for the year ended December 31, 2024 due primarily to a decrease in borrowing rates and average balances, offset partially by an increase in average balances of interest bearing deposits. The total cost of interest bearing liabilities decreased 23 basis points to 2.04% for the year ended December 31, 2025, compared to 2.27% for the year ended December 31, 2024.
Net interest margin increased 27 basis points to 3.58% for the year ended December 31, 2025 compared to 3.31% for the year ended December 31, 2024. The increase in net interest margin was due primarily to an increase in average yields on total interest earning assets, including a change in mix of assets to higher yielding loans from lower yielding investments and interest earning deposits and a decrease in the average cost of interest bearing liabilities.

Provision for Credit Losses Overview
The aggregate of the provision for (reversal of) credit losses on loans and on unfunded commitments is presented in the Consolidated Statements of Income as the "Provision for credit losses." The ACL on unfunded commitments is included in the Consolidated Statements of Financial Condition within "Accrued expenses and other liabilities."
The following table presents the provision for (reversal of) credit losses for the periods indicated:

	Year Ended December 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Provision for credit losses on loans	$1,508	$6,983	$(5,475)	(78.4)%
Provision for (reversal of) credit losses on unfunded commitments	460	(701)	1,161	(165.6)
Provision for credit losses	$1,968	$6,282	$(4,314)	(68.7)%
The provision for credit losses on loans recognized during the year ended December 31, 2025 was due primarily to $1.4 million in charge-offs recognized. The provision for credit losses on loans recognized during the year ended December 31, 2024 was due primarily to growth in balances of collectively evaluated loans.
The provision for credit losses on unfunded commitments recognized during the year ended December 31, 2025 was due primarily to a decrease in utilization rates on lines of credit, offset partially by an increase in the unfunded exposure on construction loans.

Noninterest Income Overview
The following table presents the change in the key components of noninterest income for the periods indicated:

	Year Ended December 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Service charges and other fees	$12,005	$11,285	$720	6.4%
Card revenue	7,742	7,752	(10)	(0.1)
Loss on sale of investment securities, net	(10,741)	(22,742)	12,001	(52.8)
Gain on sale of loans, net	—	26	(26)	(100.0)
Interest rate swap fees	496	409	87	21.3
BOLI income	4,378	2,967	1,411	47.6
Gain on sale of other assets, net	8	1,552	(1,544)	(99.5)
Other income	7,844	6,224	1,620	26.0
Total noninterest income	$21,732	$7,473	$14,259	190.8%
Noninterest income increased $14.3 million, or 190.8%, during the year ended December 31, 2025 compared to the same period in 2024. This increase was primarily driven by a lower pre-tax loss of $10.7 million incurred on the sale of investment securities available for sale during the year ended December 31, 2025, compared to a pre-tax loss of $22.7 million incurred during the same period in 2024. The loss on the sale of investment securities in 2025 was a consequence of strategically repositioning the Company's investment portfolio, involving the sale of $152.4 million in investment securities, with the aim of enhancing future earnings. BOLI income increased $1.4 million due primarily to an increase in revenue earned as a result of restructuring the BOLI portfolio which occurred at the end of 2024. Service charge income increased $720,000 due primarily to an increase in service charges on business deposit accounts. Other income increased primarily due to an increase in wealth management income, FHLB dividends received and merchant VISA fee income.
These increases were partially offset by a decrease in the gain on sale of other assets, net due to a $1.5 million gain on the sale of an administrative building recognized during the year ended December 31, 2024.

Noninterest Expense Overview
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Year Ended December 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Compensation and employee benefits	$104,023	$98,527	$5,496	5.6%
Occupancy and equipment	18,881	19,289	(408)	(2.1)
Data processing	14,998	14,899	99	0.7
Marketing	1,251	988	263	26.6
Professional services	4,258	2,515	1,743	69.3
State/municipal business and use tax	4,907	4,889	18	0.4
Federal deposit insurance premium	3,207	3,260	(53)	(1.6)
Amortization of intangible assets	1,174	1,640	(466)	(28.4)
Other expense	12,867	12,289	578	4.7
Total noninterest expense	$165,566	$158,296	$7,270	4.6%
Noninterest expense increased $7.3 million, or 4.6%, during the year ended December 31, 2025 compared to the same period in 2024. Compensation and employee benefits increased $5.5 million due primarily to annual merit increases in base pay, an increase in benefit costs and an increase in incentive compensation. Professional services increased $1.7 million due primarily to costs associated with the acquisition of Olympic and consulting costs related to technology-related contract renewals.
The increases were partially offset by a $466,000 reduction in the amortization of intangible assets due to the full amortization of the core deposit intangible related to a prior acquisition and a $408,000 decrease in occupancy expense due primarily to lower depreciation expense as compared to the prior year.

Income Tax Expense Overview
The following table presents the income tax expense and related metrics and the change for the periods indicated:

	Year Ended December 31,		2025 Compared to 2024 Change
	2025	2024	$	%
	(Dollars in thousands)
Income before income taxes	$78,603	$52,259	$26,344	50.4%
Income tax expense	$11,071	$9,001	$2,070	23.0%
Effective income tax rate	14.1%	17.2%	(3.1)%	(18.0)%
Income tax expense increased during the year ended December 31, 2025 due primarily to higher pre-tax income. The Company also incurred additional tax expense of $2.4 million related to the surrender of certain BOLI policies as part of a BOLI restructuring in the fourth quarter of 2024. The effective income tax rate decreased during the year ended December 31, 2025 due primarily to the additional tax expense related to the previously discussed surrender of BOLI policies recognized in the prior year.

Financial Condition Overview
The table below provides a comparison of changes in key components of the Company's financial condition for the periods indicated:

	December 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Assets
Cash and cash equivalents	$233,089	$117,100	$115,989	99.1%
Investment securities available for sale, at fair value, net	607,522	764,394	(156,872)	(20.5)
Investment securities held to maturity, at amortized cost, net	674,107	703,285	(29,178)	(4.1)
Loans receivable, net	4,730,682	4,749,655	(18,973)	(0.4)

	December 31,		Change
	2025	2024	$	%
Premises and equipment, net	74,690	71,580	3,110	4.3
Federal Home Loan Bank stock, at cost	5,163	21,538	(16,375)	(76.0)
Bank owned life insurance	105,974	111,699	(5,725)	(5.1)
Accrued interest receivable	19,280	19,483	(203)	(1.0)
Prepaid expenses and other assets	273,925	303,452	(29,527)	(9.7)
Other intangible assets, net	1,979	3,153	(1,174)	(37.2)
Goodwill	240,939	240,939	—	—
Total assets	$6,967,350	$7,106,278	$(138,928)	(2.0)%

Liabilities and Stockholders' Equity
Total deposits	5,920,199	5,684,613	$235,586	4.1
Borrowings	20,000	383,000	(363,000)	(94.8)
Junior subordinated debentures	22,350	22,058	292	1.3
Accrued expenses and other liabilities	83,297	153,080	(69,783)	(45.6)
Total liabilities	6,045,846	6,242,751	(196,905)	(3.2)
Common stock	531,100	531,674	(574)	(0.1)
Retained earnings	421,619	387,097	34,522	8.9
Accumulated other comprehensive loss, net	(31,215)	(55,244)	24,029	(43.5)
Total stockholders' equity	921,504	863,527	57,977	6.7
Total liabilities and stockholders' equity	$6,967,350	$7,106,278	$(138,928)	(2.0)%
Total assets decreased due primarily to decreases in investment securities offset partially by an increase in cash and cash equivalents. Total liabilities decreased due primarily to a decrease in borrowings and accrued expenses and other liabilities offset partially by an increase in deposits. Total stockholders' equity increased due primarily to net income as well as a decrease in accumulated other comprehensive loss, which was positively impacted by the fair value of our investment securities available for sale as well as the sale of securities at a loss. The changes are discussed in more detail in the sections below.

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
The following table provides information regarding our investment securities at the dates indicated:

	December 31, 2025		December 31, 2024		Change
	Balance	% of Total	Balance	% of Total	$	%
	(Dollars in thousands)
Investment securities available for sale, at fair value:
U.S. government and agency securities	$11,702	0.9%	$12,544	0.9%	$(842)	(6.7)%
Municipal securities	51,423	4.0	50,942	3.5	481	0.9
Residential CMO and MBS(1)	275,268	21.5	369,331	25.2	(94,063)	(25.5)
Commercial CMO and MBS(1)	252,164	19.7	309,741	21.0	(57,577)	(18.6)
Corporate obligations	10,532	0.8	11,770	0.8	(1,238)	(10.5)
Other asset-backed securities	6,433	0.5	10,066	0.7	(3,633)	(36.1)
Total	607,522	47.4	764,394	52.1	(156,872)	(20.5)

	December 31, 2025		December 31, 2024		Change
	Balance	% of Total	Balance	% of Total	$	%
	(Dollars in thousands)
Investment securities held to maturity, at amortized cost:
U.S. government and agency securities	$151,319	11.8%	$151,216	10.3%	$103	0.1
Residential CMO and MBS(1)	217,707	17.0	244,309	16.6	(26,602)	(10.9)
Commercial CMO and MBS(1)	305,081	23.8	307,760	21.0	(2,679)	(0.9)
Total	674,107	52.6	703,285	47.9	(29,178)	(4.1)

Total investment securities	$1,281,629	100.0%	$1,467,679	100.0%	$(186,050)	(12.7)%
(1) U.S. government agency and government-sponsored enterprise CMO and MBS obligations.
Total investment securities decreased $186.1 million to $1.28 billion at December 31, 2025 from $1.47 billion at December 31, 2024 due to sales of investment securities available for sale in connection with a strategic repositioning of the Company's investment portfolio, as well as maturities and repayments of $153.8 million, offset partially by purchases of investment securities available for sale.
During the year ended December 31, 2025, the Company incurred a pre-tax loss of $10.7 million on the sale of investment securities available for sale due to the aforementioned strategic repositioning of its investment portfolio. The Company sold $152.4 million in investment securities with an estimated weighted average book yield of 2.62% and purchased $88.2 million of investment securities with an estimated weighted average book yield of 4.89%. The remaining proceeds were used for other balance sheet initiatives such as the funding of higher yielding loan growth.
The following table provides the weighted average yield of the Company's investment portfolio at December 31, 2025 calculated based upon the fair values of our investment securities available for sale and held to maturity, and excluding any income tax benefits of tax-exempt bonds:

	In one year or less		After one year through five years		After five years through ten years		After ten years		Total
	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield	Fair Value	Yield
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$—	—%	$4,868	3.04%	$6,834	2.32%	$—	—%	$11,702	2.59%
Municipal securities	571	5.81	3,781	4.16	21,813	3.36	25,258	2.58	51,423	3.03
Residential CMO and MBS(1)	6	1.93	—	—	25,708	4.07	249,554	3.42	275,268	3.48
Commercial CMO and MBS(1)	12,647	3.46	133,831	4.13	96,477	2.44	9,209	4.64	252,164	3.44
Corporate obligations	—	—	—	—	10,532	6.33	—	—	10,532	6.33
Other asset-backed securities	—	—	—	—	—	—	6,433	5.11	6,433	5.11
Total	$13,224	3.56%	$142,480	4.10%	$161,364	3.04%	$290,454	3.41%	$607,522	3.47%

Investment securities held to maturity:
U.S. government and agency securities	$—	—%	$—	—%	$90,246	2.14%	$40,203	2.12%	$130,449	2.13%
Residential CMO and MBS(1)	—	—	—	—	29,197	3.27	179,890	4.03	209,087	3.92
Commercial CMO and MBS(1)	—	—	168,589	2.88	104,291	1.77	12,871	3.52	285,751	2.49
Total	$—	—%	$168,589	2.88%	$223,734	2.10%	$232,964	3.62%	$625,287	2.87%
(1) U.S. government agency and government-sponsored enterprise CMO and MBS obligations.

Loan Portfolio Overview
Changes by loan type
The Company originates a wide variety of loans with a focus on commercial business loans. In addition to originating loans, the Company may also acquire loans through pool purchases, participation purchases and syndicated loan purchases. The following table provides information about our loan portfolio by type of loan at the dates indicated:

	December 31, 2025		December 31, 2024		Change
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	$	%
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$818,000	17.1%	$842,672	17.5%	$(24,672)	(2.9)%
Owner-occupied CRE	1,034,829	21.6	1,003,243	20.9	31,586	3.1
Non-owner occupied CRE	2,057,844	43.0	1,909,107	39.9	148,737	7.8
Total commercial business	3,910,673	81.7	3,755,022	78.3	155,651	4.1
Residential real estate	358,834	7.5	402,954	8.4	(44,120)	(10.9)
Real estate construction and land development:
Residential	95,350	2.0	83,890	1.7	11,460	13.7
Commercial and multifamily	247,975	5.2	395,553	8.2	(147,578)	(37.3)
Total real estate construction and land development	343,325	7.2	479,443	9.9	(136,118)	(28.4)
Consumer	170,434	3.6	164,704	3.4	5,730	3.5
Total	$4,783,266	100.0%	$4,802,123	100.0%	$(18,857)	(0.4)%
Loans receivable decreased $18.9 million, or 0.4%, to $4.78 billion at December 31, 2025 from $4.80 billion at December 31, 2024. New loans funded in the year ended December 31, 2025 totaled $583.3 million. Prepaid and closed loans were elevated in 2025 at $520.3 million, compared to $312.3 million in the prior year.
Commercial and industrial loans decreased $24.7 million, or 2.9%, due primarily to pay downs on outstanding balances, partially offset by new loan production of $138.7 million during the year ended December 31, 2025. Owner-occupied CRE loans increased $31.6 million, or 3.1%, due to new loan production of $137.2 million during the year ended December 31, 2025, partially offset by pay downs on outstanding balances. Non-owner occupied CRE loans increased $148.7 million, or 7.8%, due primarily to transfers from commercial and multifamily construction loans and new loan production of $218.3 million, partially offset by pay downs on outstanding balances. Residential real estate loans decreased $44.1 million, or 10.9%, due to pay downs on outstanding balances. The Company did not originate or purchase residential real estate loans during the year ended December 31, 2025. Residential construction loans increased $11.5 million, or 13.7%, due primarily to new loan production and advances on current loans. Commercial and multifamily construction loans decreased $147.6 million, or 37.3%, during the year ended December 31, 2025 due primarily to transfers to non-owner occupied CRE loans and paydowns on outstanding balances.
Owner-occupied CRE and non-owner occupied CRE loans increased $180.3 million to $3.09 billion at December 31, 2025 compared to $2.91 billion at December 31, 2024. The following table provides information about owner occupied CRE and non-owner occupied CRE loans by collateral type at the dates indicated:

	December 31, 2025		December 31, 2024		Change
	Amortized Cost	% of CRE Loans	Amortized Cost	% of CRE Loans	$	%
	(Dollars in thousands)
Owner occupied and non-owner occupied CRE loans by collateral type:
Office	$588,772	19.0%	$565,892	19.4%	$22,880	4.0%
Industrial	541,664	17.5	513,615	17.6	28,049	5.5
Multi-family	520,602	16.8	414,728	14.2	105,874	25.5
Retail store / shopping center	338,939	11.0	304,562	10.5	34,377	11.3
Mini-storage	155,130	5.0	161,390	5.5	(6,260)	(3.9)
Mixed use property	156,853	5.1	156,627	5.4	226	0.1
Warehouse	133,544	4.3	139,341	4.8	(5,797)	(4.2)
Motel / hotel	124,612	4.0	165,420	5.7	(40,808)	(24.7)
Single purpose	134,290	4.3	125,430	4.3	8,860	7.1

	December 31, 2025		December 31, 2024		Change
	Amortized Cost	% of CRE Loans	Amortized Cost	% of CRE Loans	$	%
	(Dollars in thousands)
Recreational / school	83,047	2.7	68,416	2.3	14,631	21.4
Other	315,220	10.3	296,929	10.3	18,291	6.2
Total	$3,092,673	100.0%	$2,912,350	100.0%	$180,323	6.2%
Office loans represented the largest segment of owner-occupied and non-owner occupied CRE loans totaling $588.8 million, or 19.0% of the total owner-occupied CRE and non-owner occupied CRE at December 31, 2025. Of this total, $288.9 million, or 49.1%, consisted of owner-occupied CRE loans which have a lower risk profile as there is less tenant rollover risk, 82.0% have recourse to the owners and 24.8% of loans are to borrowers in the health care and social assistance sectors, who are less likely to reduce office space. Multi-family loans increased $105.9 million, or 25.5% to $520.6 million from $414.7 million December 31, 2024 due primarily to conversion of multi-family construction loans to permanent loans.
The average individual loan balance of owner-occupied CRE and non-owner occupied CRE was $1.4 million at December 31, 2025. See also Item 1. Business - Commercial Business Lending of this Form 10-K for CRE underwriting standards.
Composition of loans receivable by contractual maturity and interest type
The following table presents the amortized cost of the loan portfolio by segment and contractual maturity at December 31, 2025:

	In one year or less	After one year through five years	After five years through 15 years	After 15 years	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$148,345	$306,979	$359,449	$3,227	$818,000
Owner-occupied CRE	46,863	314,581	612,230	61,155	1,034,829
Non-owner occupied CRE	146,023	782,883	1,089,765	39,173	2,057,844
Total commercial business	341,231	1,404,443	2,061,444	103,555	3,910,673
Residential real estate	—	112	47,981	310,741	358,834
Real estate construction and land development:
Residential	66,518	28,824	8	—	95,350
Commercial and multifamily	62,366	94,326	79,746	11,537	247,975
Total real estate construction and land development	128,884	123,150	79,754	11,537	343,325
Consumer	10,585	5,154	2,315	152,380	170,434
Total	$480,700	$1,532,859	$2,191,494	$578,213	$4,783,266
The following table presents the amortized cost of the loan portfolio by segment and interest rate type that are due after one year, at December 31, 2025:

	Have predetermined interest rates(1)	Have floating or adjustable interest rates(1)	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$319,716	$349,939	$669,655
Owner-occupied CRE	476,727	511,239	987,966
Non-owner occupied CRE	988,194	923,627	1,911,821
Total commercial business	1,784,637	1,784,805	3,569,442
Residential real estate	302,105	56,729	358,834

	Have predetermined interest rates(1)	Have floating or adjustable interest rates(1)	Total
	(Dollars in thousands)
Real estate construction and land development:
Residential	3,617	25,215	28,832
Commercial and multifamily	95,820	89,789	185,609
Total real estate construction and land development	99,437	115,004	214,441
Consumer	6,210	153,639	159,849
Total	$2,192,389	$2,110,177	$4,302,566
(1) Includes $258.7 million of commercial business loans with floating or adjustable interest rates in which the Company entered into non-hedge interest rate swap contracts with the borrower and a third party. Under these derivative contract arrangements, the Company effectively earns a variable rate of interest based on the one-month SOFR plus a margin.
Loans classified as nonaccrual, performing modified loans and nonperforming assets
The following tables provide information about our nonaccrual loans, nonperforming assets and performing modified loans at the dates indicated:

			Change
	December 31, 2025	December 31, 2024	$	%
	(Dollars in thousands)
Nonaccrual loans:(1)
Commercial business	$6,886	$3,919	$2,967	75.7%
Residential real estate	1,196	—	1,196	100.0
Real estate construction and land development	12,408	—	12,408	100.0
Consumer	486	160	326	203.8
Total nonaccrual loans	20,976	4,079	16,897	414.2
Accruing loans past due 90 days or more	194	1,195	(1,001)	(83.8)
Total nonperforming loans	21,170	5,274	15,896	301.4
Other real estate owned	—	—	—	—
Total nonperforming assets	$21,170	$5,274	$15,896	301.4%

Credit quality ratios:
Nonaccrual loans to loans receivable	0.44%	0.08%	0.36%	450.0%
Nonperforming loans to loans receivable	0.44	0.11	0.33	300.0
Nonperforming assets to total assets	0.30	0.07	0.23	328.6
(1) At December 31, 2025 and December 31, 2024, $2.4 million, and $1.0 million, respectively, of nonaccrual loans were guaranteed by government agencies.

	Year Ended December 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Modified loans:
Commercial business	$15,185	$21,162	$(5,977)	(28.2)%
Real estate construction and land development	13,294	28,030	(14,736)	(52.6)
Consumer	121	44	77	175.0
Total performing modified loans	$28,600	$49,236	$(20,636)	(41.9)%

The following table provides the changes in nonaccrual loans during the periods indicated:

	Year Ended December 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Balance, beginning of period	$4,079	$4,468	$(389)	(8.7)%
Additions	21,488	6,292	15,196	241.5
Net principal payments, sales and transfers to accruing status	(3,544)	(1,175)	(2,369)	201.6
Payoffs	(175)	(2,733)	2,558	(93.6)
Charge-offs	(872)	(2,773)	1,901	(68.6)
Balance, end of period	$20,976	$4,079	$16,897	414.2%
Nonaccrual loans increased $16.9 million, or 414.2%, due primarily to the migration of two residential construction loans totaling $6.7 million, one $6.0 million commercial and multifamily construction loan, one $1.7 million commercial and industrial loan, and three non-owner occupied CRE loans totaling $3.9 million during the year ended December 31, 2025. These additions were partially offset by principal payments of $3.5 million including a $2.0 million pay down of one owner-occupied CRE loan.

Allowance for Credit Losses on Loans Overview
The following table provides information regarding changes in our ACL on loans for the years indicated:

	At or For the Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
ACL on loans at the beginning of the period	$52,468	$47,999	$42,986
Charge-offs:
Commercial business	(1,436)	(2,953)	(719)
Residential real estate	(27)	—	—
Consumer	(485)	(538)	(586)
Total charge-offs	(1,948)	(3,491)	(1,305)
Recoveries:
Commercial business	403	855	1,372
Residential real estate	1	—	—
Consumer	152	122	210
Total recoveries	556	977	1,582
Net (charge-offs) recoveries	(1,392)	(2,514)	277
Provision for credit losses on loans	1,508	6,983	4,736
ACL on loans at the end of period	$52,584	$52,468	$47,999

Credit quality ratios:
ACL on loans to:
Loans receivable	1.10%	1.09%	1.11%
Nonaccrual loans	250.69	1286.30	1074.28
Nonaccrual loans to loans receivable	0.44%	0.08%	0.10%

Balances at the end of the period:
Loans receivable	$4,783,266	$4,802,123	$4,335,627
Nonaccrual loans	20,976	4,079	4,468

Average balances outstanding during the period:(1)
Commercial business	$3,788,025	$3,522,065	$3,289,564
Residential real estate	382,502	399,857	369,297

	At or For the Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Real estate construction and land development	433,049	446,713	362,919
Consumer	170,184	167,830	179,454
Total	$4,773,760	$4,536,465	$4,201,234

Net charge-offs (recoveries) during the period to average balances outstanding during the period:
	2025	2024	2023
Commercial business	0.03%	0.06%	(0.02)%
Residential real estate	0.01	—	—
Real estate construction and land development	—	—	—
Consumer	0.20	0.25	0.21
Total	0.03%	0.06%	(0.01)%
(1) Average balances exclude the ACL on loans and loans held for sale, but include loans classified as nonaccrual.
The ACL on loans to loans receivable increased to 1.10% at December 31, 2025, compared to 1.09% at December 31, 2024 primarily to an increase in the weighted average life of residential real estate and real estate construction and land development loans which increased the ACL as a percentage of loans in these segments.
The following table presents the ACL on loans by loan portfolio segment at the indicated dates:

	December 31, 2025			December 31, 2024
	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans
	(Dollars in thousands)
Commercial business	$39,412	1.01%	81.7%	$38,293	1.02%	78.3%
Residential real estate	3,708	1.03	7.5	3,464	0.86	8.4
Real estate construction and land development	7,624	2.22	7.2	8,656	1.81	9.9
Consumer	1,840	1.08	3.6	2,055	1.25	3.4
Total ACL on loans	$52,584	1.10%	100.0%	$52,468	1.09%	100.0%

Deposits Overview
The following table summarizes the Company's deposits at the dates indicated:

	December 31, 2025		December 31, 2024		Change
	Balance	% of Total	Balance	% of Total	$	%
	(Dollars in thousands)
Noninterest demand deposits	$1,597,650	27.0%	$1,654,955	29.1%	$(57,305)	(3.5)%
Interest bearing demand deposits	1,627,259	27.5	1,464,129	25.8	163,130	11.1
Money market accounts	1,334,904	22.5	1,166,901	20.5	168,003	14.4
Savings accounts	422,523	7.1	421,377	7.4	1,146	0.3
Total non-maturity deposits	4,982,336	84.1	4,707,362	82.8	274,974	5.8
Certificates of deposit	937,863	15.9	977,251	17.2	(39,388)	(4.0)
Total deposits	$5,920,199	100.0%	$5,684,613	100.0%	$235,586	4.1%

Total deposits increased $235.6 million, or 4.1%, to $5.92 billion at December 31, 2025, compared to $5.68 billion at December 31, 2024. Non-maturity deposits increased by $275.0 million, or 5.8%, due primarily to a $168.0 million increase in money market accounts and a $163.1 million increase in interest bearing demand accounts from new accounts opened and transfers of funds from existing noninterest bearing demand deposit accounts into these higher yielding accounts. The decline in certificates of deposit of $39.4 million, or 4.0%, was due primarily to a decline in brokered deposits.

Total deposits include uninsured deposits of approximately $2.43 billion and $2.27 billion at December 31, 2025 and 2024, respectively, calculated in accordance with FDIC guidelines. Uninsured deposits included $286.4 million and $267.8 million of fully collateralized deposits as of December 31, 2025 and December 31, 2024, respectively. The Bank does not hold any foreign deposits.
The following table provides the estimated uninsured portion of certificates of deposit that are in excess of the FDIC insurance limit, by remaining time until maturity at December 31, 2025, by account, with a maturity of:

(Dollars in thousands)
Three months or less	$205,742
Over three months through six months	114,151
Over six months through twelve months	15,227
Over twelve months	1,704
Total	$336,824

Stockholders' Equity Overview
The Company’s stockholders' equity to assets ratio was 13.2% and 12.2% at December 31, 2025 and 2024, respectively. The following table provides the changes to stockholders' equity during the periods indicated:

	Year Ended December 31,		Change
	2025	2024	$	%
	(Dollars in thousands)
Balance, beginning of period	$863,527	$853,261	$10,266	1.2%
Net income	67,532	43,258	24,274	56.1
Dividends declared	(33,010)	(32,150)	(860)	2.7
Other comprehensive income, net of tax	24,029	17,232	6,797	39.4
Common stock repurchased	(5,517)	(22,418)	16,901	(75.4)
Stock-based compensation expense	4,943	4,344	599	13.8
Balance, end of period	$921,504	$863,527	$57,977	6.7%
Stockholders' equity increased for the year ended December 31, 2025 primarily as a result of net income and a decrease in other comprehensive loss, net of tax, which was positively impacted by the fair value of our investment securities available for sale and losses recognized on investment sales. Accumulated other comprehensive income (loss) has no effect on our regulatory capital ratios as the Company opted to exclude it from its common equity tier 1 capital. Cash dividends and stock repurchases partially offset the increase in stockholders' equity during the year ended December 31, 2025.
On April 24, 2024, the Board authorized the repurchase of up to 5% of the Company's outstanding common shares, or 1,734,492 shares in total. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will make any repurchases in the future. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on business and market conditions, regulatory requirements, availability of funds and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the stock repurchase program’s expiration, without any prior notice. The stock repurchase program authorized in April 2024 superseded the previous stock repurchase program authorized in March 2020, which allowed for the repurchase of up to 5% of the Company's outstanding common shares, or 1,799,054 shares. At the time the April 2024 stock repurchase program was authorized, 3,910 shares remained available for purchase under the March 2020 stock repurchase program.
The Company repurchased 193,690 and 1,051,760 shares of its common stock under the its stock repurchase plan during the years ended December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, 796,832 shares remained available for future repurchases under the April 2024 stock repurchase program. The Company also repurchased 42,098 and 31,850 shares during the years ended December 31, 2025 and December 31, 2024, respectively, which represented the cancellation of stock to pay withholding taxes on vested restricted stock awards or units.

Liquidity and Capital Resources
Liquidity
Liquidity refers to the Company’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either our assets or liabilities.

Asset liquidity sources consist of the repayments and maturities of loans, sales of loans, maturities of investment securities and sales of investment securities available for sale. These activities are generally included as investing activities in the Consolidated Statements of Cash Flows. Net cash provided by investing activities was $186.8 million during the year ended December 31, 2025. Investment securities sales and maturities, net of purchases provided $207.3 million in cash and decreases in loan balances provided $21.6 million of cash during the year ended December 31, 2025, offset partially by $63.3 million in capital contributions to tax credit partnerships.
Liquidity may also be affected by liabilities as a result of changes in deposits and borrowings. These activities are included in financing activities in the Consolidated Statements of Cash Flows. During the year ended December 31, 2025, financing activities used $165.6 million of funds resulting primarily from a decrease in short-term borrowings of $363.0 million, $32.6 million in dividend payments and $5.5 million in repurchases of common stock, offset partially by an increase in deposits of $235.6 million.
At December 31, 2025, we had outstanding loan commitments of $1.20 billion, primarily relating to undisbursed loans in process and unused credit lines as discussed in Note (18) Commitments and Contingencies of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data of this Form 10-K. Loan commitments represent potential growth in the loan portfolio and lending activities. The current level of commitments is proportionally consistent with our historical experience and does not represent a departure from traditional operations. As of December 31, 2025, we had $22.8 million of purchase obligations under contracts with our key vendors to provide services, mainly information technology related contracts. In addition, as of December 31, 2025, we had $25.3 million of commitments under operating lease agreements.
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
We maintain credit facilities with the FHLB, which provide for advances that in the aggregate would equal the lesser of 45% of the Bank’s assets or adjusted qualifying collateral (subject to a sufficient level of ownership of FHLB stock). At December 31, 2025, under these credit facilities based on pledged loan collateral, the Bank had $1.3 billion of available credit capacity. The Bank had $20.0 million in outstanding borrowings from the FHLB at December 31, 2025, compared to $383.0 million in outstanding borrowings from the FHLB at December 31, 2024. In addition, the Bank has access to the FRB Discount Window. Based on pledged investment collateral, the Bank had available lines of credit from the FRB of approximately $346.3 million as of December 31, 2025. The Bank had no outstanding borrowings from the FRB at December 31, 2025 and December 31, 2024. At December 31, 2025, the Bank also had uncommitted federal funds line of credit agreements with other financial institutions totaling $145.0 million. No balances were outstanding under these agreements as of either December 31, 2025 or December 31, 2024. Availability of lines of credit is subject to federal funds balances available for loan and continued borrower eligibility. These lines of credit are intended to support short-term liquidity needs and the agreements may restrict consecutive day usage. Management believes it has adequate resources and funding potential to meet our foreseeable liquidity requirements.
The following table summarizes the Company's available liquidity as of the dates indicated:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
On-balance sheet liquidity
Cash and cash equivalents	$233,089	$117,100
Unencumbered investment securities available for sale (1)	606,968	746,163
Total on-balance sheet liquidity	$840,057	$863,263
Off-balance sheet liquidity
FRB borrowing availability	$346,307	$360,104
FHLB borrowing availability (2)	1,285,640	976,288
Fed funds line borrowing availability with correspondent banks	145,000	145,000
Total off-balance sheet liquidity	$1,776,947	$1,481,392
Total available liquidity	$2,617,004	$2,344,655
(1) Investment securities available for sale at fair value.
(2) Includes FHLB borrowing availability of $1.31 billion at December 31, 2025 based on pledged assets, however, maximum credit capacity is 45% of the Bank's total assets one quarter in arrears or $3.15 billion.

Capital Resources
The Company pays dividends to its shareholders. The primary source of the Company's liquidity is dividends from the Bank to the Company. The Bank is subject to strict regulatory capital ratios, and may not be able to issue dividends to the Company in an amount sufficient to maintain our current or anticipated dividend practices. We expect to continue our current practice of paying quarterly cash dividends on our common stock subject to our Board's discretion to modify or terminate this practice at any time and for any reason without prior notice. No assurances can be given that any dividends will be paid on our common stock in future periods or that, if paid, such dividends will not be reduced in amount. Our current quarterly common stock dividend rate is $0.24 per share, as approved by our Board on January 16, 2026. We believe this dividend rate per share enables us to balance our multiple objectives of managing and investing in the Bank and returning a substantial portion of our cash to our shareholders. Assuming continued payment during 2026 at this rate, our average total dividend paid each quarter would be approximately $8.2 million based on the current number of our outstanding shares (assuming no increases or decreases in the number of shares).
From time to time, our Board has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such stock repurchase plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. The Company's current stock repurchase program authorizes us to repurchase up to 5% of the Company's outstanding common shares, or 1,734,492 in total, of which 796,832 shares remained available for future repurchases as of December 31, 2025. The actual timing, number and value of shares repurchased under the stock repurchase program will depend on a number of factors, including constraints specified pursuant to any trading plan that may be adopted under Rule 10b5-1 of the SEC, price, general business and market conditions, and alternative investment opportunities. See Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities of this Form 10-K for additional information relating to stock repurchases.
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
The Company performed its annual goodwill impairment test during the fourth quarter of 2025 which consisted of a qualitative assessment and determined that it is more likely than not that the fair value of the reporting unit exceeded the carrying value, such that the Company's goodwill was not considered impaired for the year ended December 31, 2025. Changes in the economic environment, operations of the reporting unit or other adverse events, could result in future impairment charges which could have a material adverse impact on the Company’s operating results.
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
Net interest income simulation
We use an income simulation model as the primary tool to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Modeling the sensitivity of net interest income is highly dependent on numerous assumptions incorporated into the modeling process. Key assumptions in the model include prepayment speeds on loans and investment securities, repricing betas on non-maturity deposits, and repricing on investment securities, loans, and borrowings. In order to measure the interest rate risk sensitivity as of December 31, 2025, this simulation model uses a “static balance sheet” assumption, meaning the size and mix of the balance sheet remains the same as maturing cash flows from assets and liabilities are reinvested into the same categories at the current level of interest rates. The simulation also assumes an instantaneous and sustained uniform change in market interest rates at all maturities.
The following table summarizes the estimated effect on net interest income over a 12 month period measured against a flat rate (no interest rate change) scenario for the periods indicated:

	December 31, 2025		December 31, 2024
	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
Change in Interest Rates (Basis Points)	(Dollars in thousands)
+300(shock)	$(2,025)	(0.8)%	$(8,112)	(3.5)%
+200(shock)	4,586	1.9	(218)	(0.1)
+100(shock)	3,399	1.4	658	0.3
+0(flat)	—	—	—	—
-100(shock)	(2,442)	(1.0)	(72)	—
-200(shock)	(7,769)	(3.3)	(2,624)	(1.1)
-300(shock)	(11,646)	(4.9)	(8,195)	(3.6)

The Company’s balance sheet sensitivity to changes in market rates is slightly asset sensitive in parallel rate shocks over a twelve month timeframe compared to more of a neutral balance sheet in prior year results when market rates were higher. The simulation results are within the Board-established policy limits for all listed scenarios. Additionally, for all of the various interest rate scenarios modeled and measured by management as presented in the preceding table, the results at December 31, 2025 were well within established risk tolerances as established by policy.
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

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying Consolidated Statements of Financial Condition of Heritage Financial Corporation and Subsidiaries (the "Company") as of December 31, 2025 and 2024, the related Consolidated Statements of Income, Comprehensive Income (Loss), Stockholders’ Equity, and Cash Flows, for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control – Integrated Framework issued by COSO.

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
Allowance for Credit Losses on Loans – Qualitative Allowance
As described in Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements and Note (4) Allowance for Credit Losses on Loans to the consolidated financial statements, the Company’s consolidated allowance for credit losses (“ACL”) on loans was $52.6 million at December 31, 2025 and provision for credit losses on loans was $1.5 million for the year then ended. The evaluation of ACL on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize estimated losses on loans, future additions to the allowance may be necessary based on further declines in local and national economic conditions.
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
The baseline loss rates are applied to each loan’s estimated cash flows over the life of the loan under the remaining life method to determine the baseline loss estimate for each loan. The Company uses macroeconomic scenarios from independent third parties. These scenarios are based on past events, current conditions, the likelihood of future events occurring and include consideration of the forecasted direction of the economic and business environment and its likely impact on the estimated allowance as compared to the historical losses over the reasonable and supportable time frame. Management also considers other qualitative risk factors to further adjust the estimated ACL on loans through a qualitative allowance. Qualitative adjustments primarily relate to certain segments of the loan portfolio deemed by management to be of a higher-risk profile where management believes the quantitative component of the Company’s ACL model may not have fully captured the associated impact to the ACL. Qualitative adjustments also relate to heightened uncertainty as to future macroeconomic conditions and the related impact on the loan segments.
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

Sacramento, California
February 27, 2026

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Cash on hand and in banks	$52,587	$58,821
Interest earning deposits	180,502	58,279
Cash and cash equivalents	233,089	117,100
Investment securities available for sale, at fair value, net (amortized cost of $647,505 and $835,592, respectively)	607,522	764,394
Investment securities held to maturity, at amortized cost, net (fair value of $625,287 and $623,452, respectively)	674,107	703,285
Total investment securities	1,281,629	1,467,679
Loans receivable	4,783,266	4,802,123
Allowance for credit losses on loans	(52,584)	(52,468)
Loans receivable, net	4,730,682	4,749,655
Premises and equipment, net	74,690	71,580
Federal Home Loan Bank stock, at cost	5,163	21,538
Bank owned life insurance	105,974	111,699
Accrued interest receivable	19,280	19,483
Prepaid expenses and other assets	273,925	303,452
Other intangible assets, net	1,979	3,153
Goodwill	240,939	240,939
Total assets	$6,967,350	$7,106,278
LIABILITIES AND STOCKHOLDERS' EQUITY
Non-interest bearing deposits	$1,597,650	$1,654,955
Interest bearing deposits	4,322,549	4,029,658
Total deposits	5,920,199	5,684,613
Borrowings	20,000	383,000
Junior subordinated debentures	22,350	22,058
Accrued expenses and other liabilities	83,297	153,080
Total liabilities	6,045,846	6,242,751
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 33,963,500 and 33,990,827 shares issued and outstanding, respectively	531,100	531,674
Retained earnings	421,619	387,097
Accumulated other comprehensive loss, net	(31,215)	(55,244)
Total stockholders’ equity	921,504	863,527
Total liabilities and stockholders’ equity	$6,967,350	$7,106,278

See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except shares and per share data)

	Year Ended December 31,
	2025	2024	2023
INTEREST INCOME:
Interest and fees on loans	$262,900	$247,472	$217,284
Taxable interest on investment securities	44,966	54,972	58,509
Nontaxable interest on investment securities	549	651	1,854
Interest on interest earning deposits	5,821	6,617	6,818
Total interest income	314,236	309,712	284,465
INTEREST EXPENSE:
Deposits	79,336	75,069	39,350
Junior subordinated debentures	1,872	2,139	2,074
Securities sold under agreement to repurchase	—	—	153
Borrowings	8,623	23,140	17,733
Total interest expense	89,831	100,348	59,310
Net interest income	224,405	209,364	225,155
Provision for credit losses	1,968	6,282	4,280
Net interest income after provision for credit losses	222,437	203,082	220,875
NONINTEREST INCOME:
Service charges and other fees	12,005	11,285	10,966
Card revenue	7,742	7,752	8,340
Loss on sale of investment securities, net	(10,741)	(22,742)	(12,231)
Gain on sale of loans, net	—	26	343
Interest rate swap fees	496	409	230
Bank owned life insurance income	4,378	2,967	2,934
Gain on sale of other assets, net	8	1,552	2
Other income	7,844	6,224	8,079
Total noninterest income	21,732	7,473	18,663
NONINTEREST EXPENSE:
Compensation and employee benefits	104,023	98,527	100,083
Occupancy and equipment	18,881	19,289	19,156
Data processing	14,998	14,899	17,116
Marketing	1,251	988	1,930
Professional services	4,258	2,515	4,227
State/municipal business and use taxes	4,907	4,889	4,059
Federal deposit insurance premium	3,207	3,260	3,312
Amortization of intangible assets	1,174	1,640	2,434
Other expense	12,867	12,289	14,306
Total noninterest expense	165,566	158,296	166,623
Income before income taxes	78,603	52,259	72,915
Income tax expense	11,071	9,001	11,160
Net income	$67,532	$43,258	$61,755
Basic earnings per share	$1.99	$1.26	$1.76
Diluted earnings per share	$1.96	$1.24	$1.75
Dividends declared per share	$0.96	$0.92	$0.88
Average number of basic shares outstanding	33,996,149	34,465,323	35,022,247
Average number of diluted shares outstanding	34,456,904	34,899,036	35,258,189
See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$67,532	$43,258	$61,755
Change in fair value of investment securities available for sale, net of tax of $4,591, $(290) and $4,850, respectively	15,883	(217)	18,075
Amortization of net unrealized gain for the reclassification of investment securities available for sale to held to maturity, net of tax of $(66), $(73) and $(69), respectively	(230)	(260)	(248)
Reclassification adjustment for net loss from sale of investment securities available for sale included in income, net of tax benefit of $2,365, $5,033 and $2,684, respectively	8,376	17,709	9,547
Other comprehensive income	24,029	17,232	27,374
Comprehensive income	$91,561	$60,490	$89,129

See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Dollars in thousands, except shares and per share data)

	Year Ended December 31, 2025
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2024	33,990,827	$531,674	$387,097	$(55,244)	$863,527
Restricted stock units vested	208,461				—
Stock-based compensation expense		4,943			4,943
Common stock repurchased	(235,788)	(5,517)			(5,517)
Net income			67,532		67,532
Other comprehensive income, net of tax				24,029	24,029
Cash dividends declared on common stock ($0.96 per share)			(33,010)		(33,010)
Balance at December 31, 2025	33,963,500	$531,100	$421,619	$(31,215)	$921,504

	Year Ended December 31, 2024
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2023	34,906,233	$549,748	$375,989	$(72,476)	$853,261
Restricted stock units vested	168,204				—
Stock-based compensation expense		4,344			4,344
Common stock repurchased	(1,083,610)	(22,418)			(22,418)
Net income			43,258		43,258
Other comprehensive income, net of tax				17,232	17,232
Cash dividends declared on common stock ($0.92 per share)			(32,150)		(32,150)
Balance at December 31, 2024	33,990,827	$531,674	$387,097	$(55,244)	$863,527

	Year Ended December 31, 2023
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2022	35,106,697	$552,397	$345,346	(99,850)	$797,893
Restricted stock units vested	162,752				—
Stock-based compensation expense		4,325			4,325
Common stock repurchased	(363,216)	(6,974)			(6,974)
Net income			61,755		61,755
Other comprehensive income, net of tax				27,374	27,374
Cash dividends declared on common stock ($0.88 per share)			(31,112)		(31,112)
Balance at December 31, 2023	34,906,233	$549,748	$375,989	$(72,476)	$853,261

See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$67,532	$43,258	$61,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	956	1,591	3,170
Provision for credit losses	1,968	6,282	4,280
Stock-based compensation expense	4,943	4,344	4,325
Amortization of intangible assets	1,174	1,640	2,434
Amortization of tax credit investments	24,656	19,853	16,456
Origination of mortgage loans held for sale	—	(1,318)	(14,833)
Proceeds from sale of mortgage loans held for sale	—	1,344	15,176
Deferred income tax benefit	(17,939)	(15,291)	(13,204)
Bank owned life insurance income	(4,378)	(2,967)	(2,934)
Gain on sale of mortgage loans held for sale, net	—	(26)	(343)
Loss on sale of investment securities, net	10,741	22,742	12,231
Gain on sale of premises and equipment	—	(1,480)	—
Gain on sale of branch	—	—	(610)
Other	5,166	(15,489)	21,620
Net cash provided by operating activities	94,819	64,483	109,523
Cash flows from investing activities:
Loan originations and purchases, net of payments	21,597	(464,585)	(280,664)
Maturities and repayments of investment securities available for sale	125,309	130,488	178,855
Maturities and repayments of investment securities held to maturity	28,486	35,236	26,063
Purchase of investment securities available for sale	(88,169)	(33,132)	(178,396)
Proceeds from sales of investment securities available for sale	141,682	273,633	219,700
Purchase of premises and equipment	(9,156)	(3,459)	(10,376)
Proceeds from sales of assets held for sale	—	7,459	—
Proceeds from redemption of Federal Home Loan Bank stock	40,516	47,552	50,318
Purchases of Federal Home Loan Bank stock	(24,141)	(64,904)	(45,588)
Proceeds from sales of premises and equipment	52	81	78
Purchases of bank owned life insurance	(136)	(18,531)	(1,382)
Proceeds from bank owned life insurance death benefit	502	1,157	20
Proceeds from surrender of bank owned life insurance	13,554	29,790	—
Capital contributions to tax credit partnerships	(63,346)	(26,688)	(38,248)
Net cash paid related to branch divestiture	—	—	(13,826)
Net cash provided (used) by investing activities	186,750	(85,903)	(93,446)
Cash flows from financing activities:
Net increase (decrease) in deposits	235,586	84,741	(310,303)
Proceeds from borrowings	536,400	1,458,743	1,889,700
Repayment of borrowings	(899,400)	(1,575,743)	(1,389,700)
Common stock cash dividends paid	(32,649)	(31,776)	(30,820)
Net decrease in securities sold under agreement to repurchase	—	—	(46,597)
Repurchase of common stock	(5,517)	(22,418)	(6,974)
Net cash (used) provided by financing activities	(165,580)	(86,453)	105,306
Net increase (decrease) in cash and cash equivalents	115,989	(107,873)	121,383

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents at beginning of period	117,100	224,973	103,590
Cash and cash equivalents at end of period	$233,089	$117,100	$224,973

Supplemental disclosures of cash flow information:
Cash paid for interest	$90,145	$112,222	$46,135
Cash paid for income taxes, net of refunds	2,692	1,770	3,198

Supplemental non-cash disclosures of cash flow information:
Investment in LIHTC partnerships and related funding commitment	326	100	37,007
ROU assets obtained in exchange for new operating lease liabilities	3,937	3,504	6,880
Transfers of premises and equipment classified as held for sale to prepaid expenses and other assets from premises and equipment, net	93	—	5,974
Transfer of bank owned life insurance to prepaid expenses and other assets due to surrender of policies	—	4,507	—
Transfer of bank owned life insurance to prepaid expenses and other assets due to death benefit accrued, but not received	759	—	700

See accompanying Notes to Consolidated Financial Statements.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2025, 2024 and 2023

(1)Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, the Bank. The Bank is headquartered in Olympia, Washington and conducts business from its 50 branch offices and one loan production office located throughout Washington State, the greater Portland, Oregon area, Eugene, Oregon, and Boise, Idaho as of December 31, 2025. The Bank’s business consists primarily of commercial lending and deposit relationships with small and medium-sized businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans, consumer loans and originates home equity loans on residential properties primarily located in its market areas. The Bank's deposits are insured by the FDIC, subject to applicable limitations.
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
ACL on Loans
The ACL on loans is a valuation account that is deducted from the amortized cost of loans receivable to present the net amount expected to be collected. Loans are debited against the ACL on loans when management believes the uncollectibility of a loan balance is confirmed and subsequent recoveries, if any, are credited to the ACL on loans. The Company records the changes in the ACL on loans through earnings as a "Provision for credit losses" in the Consolidated Statements of Income.
Management has adopted a historic loss, open pool CECL methodology to calculate the ACL on loans. Under this methodology, loans are either collectively evaluated if they share similar risk characteristics, including performing modified loans, or individually evaluated if they do not share similar risk characteristics, including nonaccrual loans.
The allowance for individually evaluated loans is calculated using either the collateral value method, which considers the likely source of repayment as the value of the collateral less estimated costs to sell, or the net present value method, which considers the contractual principal and interest terms and estimated cash flows available from the borrower to satisfy the debt. Nonaccrual modified loans are individually evaluated for credit loss except when the original interest rate is used to discount the expected cash flows, not the rate specified in the restructuring.
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
The macroeconomic allowance includes consideration of the forecasted direction of the economic and business environment and its likely impact on the estimated allowance as compared to the historical losses over the reasonable and supportable time frame. The Company uses macroeconomic scenarios from independent third parties. These scenarios are based on past events, current conditions, the likelihood of future events occurring and include consideration of the forecasted direction of the economic and business environment and its likely impact on the estimated allowance as compared to the historical losses over the reasonable and supportable time frame. Economic forecast models for the current period are uploaded to the model, which targets certain forecasted macroeconomic factors, such as unemployment rate, gross domestic product, housing price index, commercial real estate price index, and certain rate and market indices. Macroeconomic factor multipliers are determined through regression analysis and applied to loss rates for each segment of loans with similar risk characteristics. Each of the forecasted segment balances is impacted by a mix of these macroeconomic factors. Further, each of the macroeconomic factors is utilized differently by segment, including the application of lagged factors and various transformations such as percent change year over year. A macroeconomic sensitive model is developed for each segment given the current and forecasted conditions and a macroeconomic multiplier is calculated for each forecast period considering the forecasted losses as compared to the long-term average actual losses of the dataset. The impact of those macroeconomic factors on each segment, both positive and negative, using the reasonable and supportable period, are added to the calculated baseline loss allowance. After the reasonable and supportable period, forecasted loss rates revert to historical baseline loss levels over the predetermined reversion period on a straight-line basis.
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
The ACL for unfunded commitments is recorded in "Accrued expenses and other liabilities" in the Consolidated Statements of Financial Condition and changes are recognized through earnings in the "Provision for credit losses" in the Consolidated Statements of Income.
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
Federal Home Loan Bank Stock
The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors and may invest in additional amounts. FHLB stock is carried at cost and is classified as a restricted security.

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
Income Taxes
The Company and the Bank file a United States consolidated federal income tax return and Oregon and Idaho state income tax returns. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the amounts expected to be realized. Deferred tax assets are reported in "Prepaid expenses and other assets" in the Consolidated Statements of Financial Condition.
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
Additionally, in conjunction with the Company's merger with Premier Commercial Bancorp in 2018, the Company assumed the Salary Continuation Plan. The Salary Continuation Plan is an unfunded non-qualified deferred compensation plan for select former Premier Commercial executive officers. Under the Salary Continuation Plan, the Company will pay each participant, or their beneficiary, specified amounts over specified periods beginning with the individual's termination of service due to retirement subject to early termination provisions.
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
Earnings per Share
Basic earnings per common share is net income allocated to common shareholders divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Dividends and undistributed earnings allocated to participating securities are excluded from net income allocated to common shareholders and participating securities are excluded from weighted average common shares outstanding. Diluted earnings per common share is calculated using the treasury stock method and includes the dilutive effect of unvested restricted stock units. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.
Derivative Financial Instruments
The Company utilizes interest rate swap derivative contracts to facilitate the respective risk management strategies of its commercial customers whereby it enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution, such that the Company minimizes its net risk exposure. Because the Company acts as an intermediary for its customer, changes in the fair value of the underlying derivative contracts for the most part offset each other and do not significantly impact the Company’s results of operations. These interest rate swaps are not designated as hedging instruments.
The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk for derivatives with the customer is controlled through the credit approval process, amount limits, and monitoring procedures and is concentrated within our primary market areas. Credit risk for derivatives with third parties is concentrated among four well-known broker dealers.
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
Operating Segments
While the Company’s CODM monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis as operating results for all segments are similar. Accordingly, all the financial service operations are considered by management to be aggregated in one reportable operating segment.
Revenue from Contracts with Customers
The Company's revenues are primarily composed of interest income on financial instruments, such as loans and investment securities. The Company's revenue derived from contracts with customers are generally presented in "Service charges and other fees", "Card revenue" and "Other income" in the Consolidated Statement of Income and includes the following:
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
•Merchant Processing Services and Debit and Credit Card Fees: The Company earns fees from cardholder transactions conducted through third party payment network providers which consist of (i) interchange fees earned from the payment network as a debit and credit card issuer, (ii) referral fee income, and (iii) ongoing merchant fees earned for referring customers to the payment processing provider. These fees are recognized when the transaction occurs, but may settle on a daily or monthly basis.
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
FASB ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software, was issued in September 2025. The amendment removed references to prescriptive and sequential software development stages throughout Subtopic 350-40 so that guidance is neutral to software development methods in determining when internal-use software is capitalizable. The new standard is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its business operations or Consolidated Statements of Financial Condition.
FASB ASU 2025-08, Financial Instruments-Credit Losses: Purchased Loans, was issued in November 2025. The ASU makes significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit loss model (CECL). It does not change the existing models for originated assets, purchased credit deteriorated assets (PCD) or other acquired assets. The ASU creates a new model for certain purchased loans expanding the gross-up approach to a newly created category “purchased seasoned loans” (PSL) which will decrease the accretion on acquired loans classified as PSL. The new standard is effective for annual periods beginning after December 15, 2026 and interim reporting periods within those annual period. Early adoption is permitted. The company is currently evaluating the impact of this ASU on the Company's consolidated financial statements, including impact on the accounting related to the acquisition of Olympic Bancorp which closed on January 31, 2026.

(2)Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk and complement the Company’s lending activities.
There were no investment securities classified as trading at December 31, 2025 or December 31, 2024.
(a) Investment Securities by Classification, Type and Maturity
The following tables present the amortized cost and fair value of investment securities and the corresponding amounts of gross unrealized and unrecognized gains and losses, including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in AOCI, at the dates indicated:

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$13,276	$—	$(1,574)	$11,702
Municipal securities	59,355	22	(7,954)	51,423
Residential CMO and MBS(1)	297,010	1,298	(23,040)	275,268
Commercial CMO and MBS(1)	260,953	917	(9,706)	252,164
Corporate obligations	10,500	72	(40)	10,532
Other asset-backed securities	6,411	30	(8)	6,433
Total	$647,505	$2,339	$(42,322)	$607,522
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,319	$—	$(20,870)	$130,449
Residential CMO and MBS(1)	217,707	303	(8,923)	209,087
Commercial CMO and MBS(1)	305,081	22	(19,352)	285,751
Total	$674,107	$325	$(49,145)	$625,287
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$14,934	$—	$(2,390)	$12,544
Municipal securities	61,169	12	(10,239)	50,942
Residential CMO and MBS(1)	407,520	711	(38,900)	369,331
Commercial CMO and MBS(1)	330,249	134	(20,642)	309,741
Corporate obligations	11,700	181	(111)	11,770
Other asset-backed securities	10,020	47	(1)	10,066
Total	$835,592	$1,085	$(72,283)	$764,394
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2024
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,216	$—	$(28,874)	$122,342
Residential CMO and MBS(1)	244,309	—	(18,563)	225,746
Commercial CMO and MBS(1)	307,760	27	(32,423)	275,364
Total	$703,285	$27	$(79,860)	$623,452
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

The following table presents the amortized cost and fair value of investment securities by contractual maturity at the date indicated. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$570	$570	$—	$—
Due after one year through five years	8,797	8,650	—	—
Due after five years through ten years	42,839	39,179	101,562	90,246
Due after ten years	30,925	25,258	49,757	40,203
Total investment securities due at a single maturity date	83,131	73,657	151,319	130,449
MBS and Other asset-backed securities(1)	564,374	533,865	522,788	494,838
Total investment securities	$647,505	$607,522	$674,107	$625,287
(1) MBS and Other asset-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their payment speed.
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity, at December 31, 2025 and December 31, 2024.
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

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—	$11,702	$(1,574)	$11,702	$(1,574)
Municipal securities(1)	1,241	—	45,785	(7,954)	47,026	(7,954)
Residential CMO and MBS(2)	2,330	(9)	169,621	(23,031)	171,951	(23,040)
Commercial CMO and MBS(2)	6,881	(7)	152,683	(9,699)	159,564	(9,706)
Corporate obligations	—	—	3,960	(40)	3,960	(40)
Other asset-backed securities	1,397	(8)	—	—	1,397	(8)
Total	$11,849	$(24)	$383,751	$(42,298)	$395,600	$(42,322)
(1) The unrealized loss on municipal securities in a continuous unrealized loss position less than 12 months was less than one thousand dollars.
(2) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—	$12,544	$(2,390)	$12,544	$(2,390)
Municipal securities	—	—	45,157	(10,239)	45,157	(10,239)
Residential CMO and MBS(1)	25,126	(321)	232,903	(38,579)	258,029	(38,900)
Commercial CMO and MBS(1)	17,772	(86)	270,897	(20,556)	288,669	(20,642)
Corporate obligations	—	—	3,890	(111)	3,890	(111)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Other asset-backed securities	1,568	(1)	—	—	1,568	(1)
Total	$44,466	$(408)	$565,391	$(71,875)	$609,857	$(72,283)
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
(c) ACL on Investment Securities
The Company evaluated investment securities available for sale as of December 31, 2025 and December 31, 2024 and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of both December 31, 2025 and December 31, 2024. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of December 31, 2025 or December 31, 2024.
The Company also evaluated investment securities held to maturity for current expected credit losses as of December 31, 2025 and December 31, 2024. There were no investment securities held to maturity classified as nonaccrual or past due as of December 31, 2025 or December 31, 2024 and all were issued by the U.S. government and its agencies and either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and had a long history of no credit losses. Accordingly, the Company did not measure expected credit losses on investment securities held to maturity since the historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that nonpayment of the amortized cost basis is zero. Therefore, no ACL on investment securities held to maturity was recorded as of December 31, 2025 or December 31, 2024.
(d) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of investment securities available for sale determined using the specific identification method for the dates indicated:

	Year ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Gross realized gains	$—	$—	$36
Gross realized losses	(10,741)	(22,742)	(12,267)
Net realized gains/(losses)	$(10,741)	$(22,742)	$(12,231)
(e) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities that were pledged as collateral for the following obligations at the dates indicated:

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
State and local governments public deposits	$224,069	$216,012	$236,047	$220,104
FRB	395,364	358,480	434,534	373,410
Other securities pledged	55,291	51,349	53,296	48,169
Total	$674,724	$625,841	$723,877	$641,683
(f) Accrued Interest Receivable
Accrued interest receivable excluded from the amortized cost of investment securities available for sale totaled $2.2 million and $2.7 million at December 31, 2025 and December 31, 2024, respectively. Accrued interest receivable excluded from the amortized cost on investment securities held to maturity totaled $2.2 million at December 31, 2025 and December 31, 2024.
No amounts of accrued interest receivable on investment securities available for sale or held to maturity were reversed against interest income on investment securities during the years ended December 31, 2025, 2024, and 2023.
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

(3)Loans Receivable
The Company originates loans in the ordinary course of business and has acquired loans through mergers and acquisitions. In addition to originating loans, the Company may also purchase loans through pool purchases, participation purchases and syndicated loan purchases. Accrued interest receivable was excluded from disclosures presenting the Company's amortized cost of loans receivable as it was deemed insignificant.
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
The amortized cost of loans receivable, net of ACL on loans consisted of the following portfolio segments and classes at the dates indicated:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$818,000	$842,672
Owner-occupied CRE	1,034,829	1,003,243
Non-owner occupied CRE	2,057,844	1,909,107
Total commercial business	3,910,673	3,755,022
Residential real estate	358,834	402,954
Real estate construction and land development:
Residential	95,350	83,890
Commercial and multifamily	247,975	395,553
Total real estate construction and land development	343,325	479,443
Consumer	170,434	164,704
Loans receivable	4,783,266	4,802,123
ACL on loans	(52,584)	(52,468)
Loans receivable, net	$4,730,682	$4,749,655

Balances included in the amortized cost of loans receivable:
Unamortized net discount on acquired loans	$(694)	$(1,095)
Unamortized net deferred fee	$(11,152)	$(10,110)
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
(b) Concentrations of Credit
As of December 31, 2025, most of the Company’s lending activity occurred within its primary market areas which are concentrated along the I-5 corridor from Whatcom County, Washington to Lane County, Oregon, as well as Yakima County and Spokane County, Washington and Ada County, Idaho. Additionally, the Company's loan portfolio is concentrated in commercial business loans, which include commercial and industrial, owner-occupied and nonowner-occupied CRE, and commercial and multifamily real estate construction and land development loans. Commercial business loans and commercial and multifamily real estate construction and land development loans are generally considered as having a more inherent risk of default than residential real estate loans or other consumer loans. Also, the loan balance per borrower is typically larger than that for residential real estate loans and consumer loans, implying higher potential losses on an individual loan basis.
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
Loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a Pass grade may have some estimated inherent losses, but to a lesser extent than the other loan grades. The SM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of any potential loss. The likelihood of loss for SM graded loans, however, is greater than Watch graded loans because there has been measurable credit deterioration. Loans with a SS grade have further credit deterioration and include both accrual loans and nonaccrual loans. For Doubtful and Loss graded loans, the Company is almost certain of the losses and the outstanding principal balances are generally charged off to the realizable value. There were no loans graded Doubtful or Loss as of December 31, 2025 or 2024.
The following tables present the amortized cost of loans receivable by risk grade and origination year at the dates indicated.

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
Commercial business:
Commercial and industrial
Pass	$132,722	$147,339	$91,315	$93,265	$35,392	$92,265	$148,902	$2,760	$743,960
SM	—	4,940	1,113	6,512	1,141	545	4,181	481	18,913
SS	1,207	2,104	18,270	7,299	62	6,920	18,626	639	55,127
Total	133,929	154,383	110,698	107,076	36,595	99,730	171,709	3,880	818,000
Owner-occupied CRE
Pass	125,339	115,937	83,969	129,824	134,443	403,824	6,042	—	999,378

	December 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
SM	—	—	3,785	—	4,694	6,539	—	—	15,018
SS	—	—	3,014	—	—	17,419	—	—	20,433
Total	125,339	115,937	90,768	129,824	139,137	427,782	6,042	—	1,034,829
Non-owner occupied CRE
Pass	220,384	186,195	221,889	352,919	226,420	789,404	—	—	1,997,211
SM	—	—	2,832	—	7,798	25,374	—	—	36,004
SS	—	—	—	—	—	24,629	—	—	24,629
Total	220,384	186,195	224,721	352,919	234,218	839,407	—	—	2,057,844
Total commercial business
Pass	478,445	449,471	397,173	576,008	396,255	1,285,493	154,944	2,760	3,740,549
SM	—	4,940	7,730	6,512	13,633	32,458	4,181	481	69,935
SS	1,207	2,104	21,284	7,299	62	48,968	18,626	639	100,189
Total	479,652	456,515	426,187	589,819	409,950	1,366,919	177,751	3,880	3,910,673
Residential real estate
Pass	—	21,697	43,453	125,709	124,512	41,166	—	—	356,537
SS	—	—	194	806	1,158	139	—	—	2,297
Total	—	21,697	43,647	126,515	125,670	41,305	—	—	358,834
Real estate construction and land development:
Residential
Pass	56,428	19,381	8,990	1,289	—	1,000	1,549	—	88,637
SS	—	—	963	—	5,750	—	—	—	6,713
Total	56,428	19,381	9,953	1,289	5,750	1,000	1,549	—	95,350
Commercial and multifamily
Pass	71,519	74,178	43,396	49,163	1,359	1,477	—	—	241,092
SM	—	—	—	886	—	301	—	—	1,187
SS	—	—	—	—	—	5,696	—	—	5,696
Total	71,519	74,178	43,396	50,049	1,359	7,474	—	—	247,975
Total real estate construction and land development
Pass	127,947	93,559	52,386	50,452	1,359	2,477	1,549	—	329,729
SM	—	—	—	886	—	301	—	—	1,187
SS	—	—	963	—	5,750	5,696	—	—	12,409
Total	127,947	93,559	53,349	51,338	7,109	8,474	1,549	—	343,325
Consumer
Pass	680	218	602	1,158	248	13,319	149,834	2,447	168,506
SS	—	—	423	25	—	658	500	322	1,928
Total	680	218	1,025	1,183	248	13,977	150,334	2,769	170,434
Loans receivable
Pass	607,072	564,945	493,614	753,327	522,374	1,342,455	306,327	5,207	4,595,321
SM	—	4,940	7,730	7,398	13,633	32,759	4,181	481	71,122
SS	1,207	2,104	22,864	8,130	6,970	55,461	19,126	961	116,823
Total	$608,279	$571,989	$524,208	$768,855	$542,977	$1,430,675	$329,634	$6,649	$4,783,266
(1) Represents the loans receivable balance at December 31, 2025 which was converted from a revolving loan to a non-revolving amortizing loan during the year ended December 31, 2025.

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
Commercial business:
Commercial and industrial
Pass	$204,107	$127,603	$125,220	$51,126	$53,115	$78,039	$147,861	$491	$787,562
SM	161	4,482	6,495	502	1,117	4,490	13,555	2,352	33,154
SS	—	235	857	315	2,516	4,337	12,331	1,365	21,956
Total	204,268	132,320	132,572	51,943	56,748	86,866	173,747	4,208	842,672
Owner-occupied CRE
Pass	116,031	93,567	136,496	147,540	81,161	389,801	534	—	965,130
SM	—	2,719	1,215	4,121	871	15,298	—	—	24,224
SS	—	—	—	1,182	637	12,070	—	—	13,889
Total	116,031	96,286	137,711	152,843	82,669	417,169	534	—	1,003,243
Non-owner-occupied CRE
Pass	168,040	174,993	338,983	238,933	149,804	790,691	—	24	1,861,468
SM	—	—	—	7,988	—	32,925	—	—	40,913
SS	—	—	584	—	—	6,142	—	—	6,726
Total	168,040	174,993	339,567	246,921	149,804	829,758	—	24	1,909,107
Total commercial business
Pass	488,178	396,163	600,699	437,599	284,080	1,258,531	148,395	515	3,614,160
SM	161	7,201	7,710	12,611	1,988	52,713	13,555	2,352	98,291
SS	—	235	1,441	1,497	3,153	22,549	12,331	1,365	42,571
Total	488,339	403,599	609,850	451,707	289,221	1,333,793	174,281	4,232	3,755,022
Residential real estate
Pass	32,857	52,317	135,115	132,150	21,909	26,838	—	—	401,186
SS	—	—	832	786	—	150	—	—	1,768
Total	32,857	52,317	135,947	132,936	21,909	26,988	—	—	402,954
Real estate construction and land development:
Residential
Pass	34,078	34,436	6,415	—	1,000	955	256	—	77,140
SS	—	1,000	—	5,750	—	—	—	—	6,750
Total	34,078	35,436	6,415	5,750	1,000	955	256	—	83,890
Commercial and multifamily
Pass	37,022	169,816	147,789	9,865	—	3,002	—	—	367,494
SM	—	—	893	—	5,655	5,886	—	—	12,434
SS	—	—	—	15,625	—	—	—	—	15,625
Total	37,022	169,816	148,682	25,490	5,655	8,888	—	—	395,553
Total real estate construction and land development
Pass	71,100	204,252	154,204	9,865	1,000	3,957	256	—	444,634
SM	—	—	893	—	5,655	5,886	—	—	12,434
SS	—	1,000	—	21,375	—	—	—	—	22,375
Total	71,100	205,252	155,097	31,240	6,655	9,843	256	—	479,443
Consumer
Pass	1,882	1,513	1,477	339	3,196	20,518	133,355	820	163,100
SS	—	—	25	—	115	609	60	795	1,604
Total	1,882	1,513	1,502	339	3,311	21,127	133,415	1,615	164,704

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
Loans receivable
Pass	594,017	654,245	891,495	579,953	310,185	1,309,844	282,006	1,335	4,623,080
SM	161	7,201	8,603	12,611	7,643	58,599	13,555	2,352	110,725
SS	—	1,235	2,298	23,658	3,268	23,308	12,391	2,160	68,318
Total	$594,178	$662,681	$902,396	$616,222	$321,096	$1,391,751	$307,952	$5,847	$4,802,123
(1) Represents the loans receivable balance at December 31, 2024 which was converted from a revolving loan to a non-revolving amortizing loan during the year ended December 31, 2024.
The following tables present the gross charge-offs by loan class and origination year, for the periods indicated:

	Year Ended December 31, 2025
	Current Period Gross Charge-offs by Origination Year						Revolving Loans	Total Gross Charge-Offs
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
Commercial business	$—	$77	$285	$429	$—	$645	$—	$1,436
Residential real estate	—	—	—	27	—	—	—	27
Consumer	—	10	20	12	—	117	326	485
Total	$—	$87	$305	$468	$—	$762	$326	$1,948

	Year Ended December 31, 2024
	Current Period Gross Charge-offs by Origination Year						Revolving Loans	Total Gross Charge-Offs
	2024	2023	2022	2021	2020	Prior
	(Dollars in thousands)
Commercial business	$—	$313	$—	$—	$4	$2,636	$—	$2,953
Consumer	—	6	22	—	11	168	331	538
Total	$—	$319	$22	$—	$15	$2,804	$331	$3,491
(d) Nonaccrual Loans
The following tables present the amortized cost of nonaccrual loans at the dates indicated:

	December 31, 2025
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$853	$2,086	$2,939
Non-owner occupied CRE	3,947	—	3,947
Total commercial business	4,800	2,086	6,886
Residential real estate	1,196	—	1,196
Real estate construction and land development:
Residential	6,713	—	6,713
Commercial and multifamily	5,695	—	5,695
Total real estate construction and land development	12,408	—	12,408
Consumer	486	—	486
Total	$18,890	$2,086	$20,976

	December 31, 2024
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,002	$667	$1,669
Owner-occupied CRE	2,250	—	2,250
Total commercial business	3,252	667	3,919
Consumer	160	—	160
Total	$3,412	$667	$4,079
The following table presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full or sale of previously classified nonaccrual loans during the following periods:

	Year Ended December 31,
	2025		2024
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$(69)	$42	$(27)	$461
Owner-occupied CRE	—	60	(28)	144
Non-owner occupied CRE	(8)	—	—	—
Total commercial business	(77)	102	(55)	605
Residential real estate	(33)	—	—	—
Real estate construction and land development:
Residential	(178)	—	—	—
Commercial and multifamily	(154)	—	—	—
Total real estate construction and land development	(332)	—	—	—
Consumer	(9)	—	(5)	—
Total	$(451)	$102	$(60)	$605
For each of the years ended December 31, 2025 and 2024, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full or sale.
(e) Past due loans
The Company performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The following tables present the amortized cost of past due loans at the dates indicated:

	December 31, 2025
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$7,115	$1,973	$9,088	$808,912	$818,000
Owner-occupied CRE	735	—	735	1,034,094	1,034,829
Non-owner occupied CRE	1,955	3,947	5,902	2,051,942	2,057,844
Total commercial business	9,805	5,920	15,725	3,894,948	3,910,673
Residential real estate	425	1,389	1,814	357,020	358,834
Real estate construction and land development:
Residential	—	6,714	6,714	88,636	95,350

	December 31, 2025
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial and multifamily	—	5,695	5,695	242,280	247,975
Total real estate construction and land development	—	12,409	12,409	330,916	343,325
Consumer	505	345	850	169,584	170,434
Total	$10,735	$20,063	$30,798	$4,752,468	$4,783,266

	December 31, 2024
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$659	$2,471	$3,130	$839,542	$842,672
Owner-occupied CRE	1,426	—	1,426	1,001,817	1,003,243
Non-owner occupied CRE	—	—	—	1,909,107	1,909,107
Total commercial business	2,085	2,471	4,556	3,750,466	3,755,022
Residential real estate	832	—	832	402,122	402,954
Real estate construction and land development:
Residential	—	—	—	83,890	83,890
Commercial and multifamily	—	—	—	395,553	395,553
Total real estate construction and land development	—	—	—	479,443	479,443
Consumer	339	160	499	164,205	164,704
Total	$3,256	$2,631	$5,887	$4,796,236	$4,802,123
The following table present loans 90 days or more past due and still accruing interest:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$—	$1,195
Total commercial business	—	1,195
Real estate construction and land development:
Residential	194	—
Total real estate construction and land development	194	—
Total	$194	$1,195
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

	December 31, 2025
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$—	$482	$—	$61	$543
Non-owner occupied CRE	3,947	—	—	—	3,947
Total commercial business	3,947	482	—	61	4,490
Residential real estate	—	—	1,196	—	1,196

	December 31, 2025
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Real estate construction and land development:
Residential	—	—	6,713	—	6,713
Commercial and multifamily	5,695	—	—	—	5,695
Total real estate construction and land development	5,695	—	6,713	—	12,408
Consumer	—	—	486	—	486
Total	$9,642	$482	$8,395	$61	$18,580

	December 31, 2024
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$—	$389	$613	$—	$1,002
Owner-occupied CRE	2,250	—	—	—	2,250
Total commercial business	2,250	389	613	—	3,252
Consumer	—	—	160	—	160
Total	$2,250	$389	$773	$—	$3,412
There have been no significant changes to the collateral securing loans individually evaluated for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the year ended December 31, 2025, except changes due to additions or removals of loans in this classification.
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
The following tables present amortized cost of loans that were experiencing both financial difficulty and modified during the periods indicated:

	Year Ended December 31, 2025
	Term Extension	Term Extension & Int. Rate Reduction	Total Modified Loans	% of Modified Loans to Loans Receivable, net

	(Dollars in thousands)
Commercial business:
Commercial and industrial	$13,180	$60	$13,240	1.62%
Owner-occupied CRE	1,502	224	1,726	0.17
Non-owner occupied CRE	—	219	219	0.01
Total commercial business	14,682	503	15,185	0.39
Real estate construction and land development:
Residential	6,713	—	6,713	7.04
Commercial and multifamily	6,581	—	6,581	2.65
Total real estate construction and land development	13,294	—	13,294	3.87
Consumer	121	—	121	0.07
Total	$28,097	$503	$28,600	0.60%

	Year Ended December 31, 2024
	Term Extension	Term Extension & Int. Rate Reduction	Total Modified Loans	% of Modified Loans to Loans Receivable, net

	(Dollars in thousands)
Commercial business:
Commercial and industrial	$20,962	$200	$21,162	2.51%
Total commercial business	20,962	200	21,162	0.56
Real estate construction and land development:
Residential	6,750	—	6,750	8.05
Commercial and multifamily	5,655	15,625	21,280	5.38
Total real estate construction and land development	12,405	15,625	28,030	5.85
Consumer	44	—	44	0.03
Total	$33,411	$15,825	$49,236	1.03%
The following tables present the financial effect of the loan modifications presented in the preceding table during the periods indicated:

	Year Ended December 31, 2025
	Weighted Average % of Interest Rate Reductions	Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	(3.30)%	1.00
Owner-occupied CRE	(1.80)	1.41
Non-owner occupied CRE	(1.40)	2.17
Total commercial business	(1.80)	1.07
Real estate construction and land development:
Residential	—	0.75
Commercial and multifamily	—	0.86
Total real estate construction and land development	—	0.81
Consumer	—	1.30
Total	(1.80)%	0.95

	Year Ended December 31, 2024
	Weighted Average % of Interest Rate Reductions	Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	1.10%	0.85
Total commercial business	1.10	0.85
Real estate construction and land development:
Residential	—	0.17
Commercial and multifamily	1.50	1.25
Total real estate construction and land development	1.50	0.99
Consumer	—	1.78
Total	1.50%	0.93
At December 31, 2025, there were $7.1 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the year ended December 31, 2025. At December 31, 2024, there were $4.3 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the year ended December 31, 2024.
The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The Company considers a modified loan as a payment default if the borrower is 90 or more days past due. At December 31, 2025, there were three loans at a total of $6.8 million that were 90 days past due or in default that had been modified due to term extension in the past 12 months, of which $6.7 million was residential construction and $0.1 million was consumer. There were no loans 90 days past due or in default that have been modified in the past 12 months at December 31, 2024.
The following tables present the performance of loans that have been modified within the previous twelve months:

	December 31, 2025
	Current	30-89 Days	90 Days or Greater	Nonaccrual	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$4,278	$—	$—	$113	$4,391
Owner-occupied CRE	1,726	—	—	—	1,726
Non-owner occupied CRE	219	—	—	—	219
Total commercial business	6,223	—	—	113	6,336
Real estate construction and land development:
Residential	—	—	—	6,713	6,713
Commercial and multifamily	886	—	—	—	886
Total real estate construction and land development	886	—	—	6,713	7,599
Consumer	15	—	—	106	121
Total	$7,124	$—	$—	$6,932	$14,056

	December 31, 2024
	Current	30-89 Days	90 Days or Greater	Nonaccrual	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$10,519	$—	$—	$—	$10,519
Total commercial business	10,519	—	—	—	10,519
Real estate construction and land development:
Residential	6,750	—	—	—	6,750
Total real estate construction and land development	6,750	—	—	—	6,750
Consumer	32	12	—	—	44
Total	$17,301	$12	$—	$—	$17,313
(h) Related Party Loans
In the ordinary course of business, the Company has granted loans to certain directors, executive officers and their affiliates. The following table presents the activity in related party loans during the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Balance outstanding at the beginning of year	$6,460	$6,749	$6,879
Principal additions	—	—	122
Principal reductions	(297)	(289)	(252)
Balance outstanding at the end of year	$6,163	$6,460	$6,749
All related party loans were performing in accordance with the underlying loan agreements as of both December 31, 2025 and December 31, 2024. The Company had $175,000 and $143,000 of unfunded commitments to related parties as of December 31, 2025 and December 31, 2024, respectively.

(i) Commercial Loan Sales and Servicing
The following table presents the details of loans serviced for others at the dates indicated:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Loans serviced for others with participating interest, gross loan balance	$3,641	$5,663
Loans serviced for others with participating interest, participation balance owned by Company (1)	648	1,110
(1) Included in the balance of "Loans receivable" in the Consolidated Statements of Financial Condition.
The Company recognized $61,000, $94,000 and $135,000 of servicing income for the years ended December 31, 2025, 2024 and 2023, respectively.
(j) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $14.8 million and $14.5 million at December 31, 2025 and December 31, 2024, respectively, and is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.
(k) Foreclosure proceedings in process
At December 31, 2025, there were two home equity loans valued at a total of $1.2 million, secured by residential real estate, for which formal foreclosure proceedings were in process. At December 31, 2024, there was one home equity loan valued at $160,000 secured by residential real estate for which formal foreclosure proceedings were in process.

(4)Allowance for Credit Losses on Loans
The following tables detail the activity in the ACL on loans by segment and class for the periods indicated:

	Year Ended December 31, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$9,766	$(1,436)	$262	$710	$9,302
Owner-occupied CRE	12,819	—	141	137	13,097
Non-owner occupied CRE	15,708	—	—	1,305	17,013
Total commercial business	38,293	(1,436)	403	2,152	39,412
Residential real estate	3,464	(27)	1	270	3,708
Real estate construction and land development:
Residential	779	—	—	258	1,037
Commercial and multifamily	7,877	—	—	(1,290)	6,587
Total real estate construction and land development	8,656	—	—	(1,032)	7,624
Consumer	2,055	(485)	152	118	1,840
Total	$52,468	$(1,948)	$556	$1,508	$52,584

	Year Ended December 31, 2024
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$11,128	$(443)	$496	$(1,415)	$9,766
Owner-occupied CRE	8,999	(2,510)	359	5,971	12,819
Non-owner occupied CRE	11,176	—	—	4,532	15,708
Total commercial business	31,303	(2,953)	855	9,088	38,293
Residential real estate	3,473	—	—	(9)	3,464
Real estate construction and land development:
Residential	1,643	—	—	(864)	779
Commercial and multifamily	9,233	—	—	(1,356)	7,877
Total real estate construction and land development	10,876	—	—	(2,220)	8,656
Consumer	2,347	(538)	122	124	2,055
Total	$47,999	$(3,491)	$977	$6,983	$52,468

	Year Ended December 31, 2023
	Beginning Balance	Charge-offs	Recoveries	(Reversal of) Provision for Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$13,962	$(719)	$1,372	$(3,487)	$11,128
Owner-occupied CRE	7,480	—	—	1,519	8,999
Non-owner occupied CRE	9,276	—	—	1,900	11,176
Total commercial business	30,718	(719)	1,372	(68)	31,303
Residential real estate	2,872	—	—	601	3,473
Real estate construction and land development:
Residential	1,654	—	—	(11)	1,643
Commercial and multifamily	5,409	—	—	3,824	9,233
Total real estate construction and land development	7,063	—	—	3,813	10,876
Consumer	2,333	(586)	210	390	2,347
Total	$42,986	$(1,305)	$1,582	$4,736	$47,999
The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Balance, beginning of period	$587	$1,288	$1,744
Provision for (reversal of) credit losses on unfunded commitments	460	(701)	(456)
Balance, end of period	$1,047	$587	$1,288

(5)Premises and Equipment
The following table presents a summary of premises and equipment at the dates indicated:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Land	$20,803	$18,721
Buildings and building improvements	68,433	64,623
Furniture, fixtures and equipment	29,996	28,819
Total premises and equipment	119,232	112,163
Less: Accumulated depreciation	(44,542)	(40,583)
Premises and equipment, net	$74,690	$71,580
Total depreciation expense on premises and equipment was $5.8 million, $6.6 million and $6.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

(6)Goodwill and Other Intangible Assets
(a) Goodwill
The Company’s goodwill represents the excess of the purchase price over the fair value of net assets acquired in the following mergers: Premier Commercial Bancorp and Puget Sound Bancorp in 2018; Washington Banking Company in 2014; Valley Community Bancshares in 2013; Western Washington Bancorp in 2006; and North Pacific Bank in 1998. The Company’s goodwill is assigned to the Bank and is evaluated for impairment at the Bank level (reporting unit). There were no additions to goodwill during the years ended December 31, 2025, 2024, and 2023. On January 31, 2026, the Company completed its acquisition of Olympic Bancorp, Inc., which resulted in an increase in the Company’s goodwill. Refer to Footnote 22 Subsequent Merger Transactions for additional information related to the acquisition.
At December 31, 2025, the Company's analysis concluded the fair value of the reporting unit exceeded the carrying value so the Company's goodwill was not considered impaired. Similarly, no goodwill impairment charges were recorded for the years ended December 31, 2024 and 2023. Even though there was no goodwill impairment at December 31, 2025, changes in economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material impact on the Company's operating results.
(b) Other Intangible Assets
Other intangible assets represent core deposit intangibles acquired in business combinations with estimated useful lives of ten years. There were no additions during the years ended December 31, 2025, 2024, and 2023.
The following table presents the changes in carrying value of other intangible assets at the dates indicated:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Gross Carrying Value	$30,455	30,455
Accumulated amortization	(28,476)	(27,302)
Net carrying value	$1,979	$3,153
The following table presents the estimated aggregate amortization of other intangible assets at the dates indicated:

December 31, 2025
Estimated amortization expense
2026	$1,005
2027	821
2028	153
Total	$1,979

(7)Derivative Financial Instruments
The following table presents the notional amounts and estimated fair values of derivatives at the dates indicated:

	December 31, 2025		December 31, 2024
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(Dollars in thousands)
Non-hedging interest rate derivatives:
Interest rate swap asset (1)	$276,349	$14,434	$299,236	$23,867
Interest rate swap liability (1)	276,349	(14,434)	299,236	(23,867)
(1) The estimated net fair value of derivatives with customers was $(11.4) million and $(22.7) million as of December 31, 2025 and December 31, 2024, respectively. The estimated net fair value of derivatives with third parties was $11.4 million and $22.7 million as of December 31, 2025 and December 31, 2024, respectively.
Generally, the gains and losses of the interest rate derivatives offset each other due to the back-to-back nature of the contracts. As such, the settlement values of the Company's net derivative assets with customers had no change as of December 31, 2025 and December 31, 2024 due to the change in the credit valuation adjustment.

(8)Deposits
The following table summarizes the Company's deposits at the dates indicated:

	December 31,
	2025	2024
	Amount	Amount
	(Dollars in thousands)
Noninterest demand deposits	$1,597,650	$1,654,955
Interest bearing demand deposits	1,627,259	1,464,129
Money market accounts	1,334,904	1,166,901
Savings accounts	422,523	421,377
Certificates of deposit	937,863	977,251
Total deposits	$5,920,199	$5,684,613
Deposit accounts overdrawn and reclassified to loans receivable were $340,000 and $313,000 as of December 31, 2025 and 2024, respectively. Accrued interest payable on deposits was $149,000 and $214,000 as of December 31, 2025 and 2024, respectively and is included in "Accrued expenses and other liabilities" in the Consolidated Statements of Financial Condition.
Scheduled maturities of certificates of deposit for years after December 31, 2025 are as follows, in thousands:

2026	$917,944
2027	12,049
2028	5,287
2029	1,278
2030	1,285
Thereafter	20
Total	$937,863
Certificates of deposit issued in denominations equal to or in excess of $250,000 totaled $443.6 million and $450.8 million as of December 31, 2025 and December 31, 2024, respectively.
Deposits received from related parties as of December 31, 2025 and December 31, 2024 totaled $4.9 million and $4.1 million, respectively.

(9)Junior Subordinated Debentures
As part of the acquisition of Washington Banking Company on May 1, 2014, the Company assumed junior subordinated debentures with a total fair value of $18.1 million at the merger date. At December 31, 2025 and December 31, 2024, the balance of the junior subordinated debentures, net of unaccreted discount, was $22.4 million and $22.1 million, respectively.
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
The adjustable rate of the trust preferred securities at December 31, 2025 and December 31, 2024 was 5.54% and 6.18%, respectively.
The junior subordinated debentures are the sole assets of the Trust and payments under the junior subordinated debentures are the sole revenues of the Trust. All the common securities of the Trust are owned by the Company. The Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. For financial reporting purposes, the Company's investment in the Master Trust is accounted for under the equity method and is included in "Prepaid expenses and other assets" in the Consolidated Statements of Financial Condition. The junior subordinated debentures issued and guaranteed by the Company and held by the Master Trust are reflected as "Junior subordinated debentures" in the Consolidated Statements of Financial Condition. As of December 31, 2025, the junior subordinated debentures qualified as additional tier 1 capital of the Company under the Federal Reserve's capital adequacy guidelines.

(10)Other Borrowings
(a) FHLB
At year end, advances from the FHLB were as follows:

	December 31,
	2025	2024
	Amount	Amount
	(Dollars in thousands)
Fixed rate	$20,000	$348,000
Variable rate	—	35,000
Total	$20,000	$383,000

At December 31, 2025, the Company had a fixed rate advance of $20.0 million with a rate of 4.16% which matures in 2026.
The FHLB functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. The advances were collateralized by $1,306 million and $1,359 million of loans under a blanket lien arrangement at December 31, 2025 and December 31, 2024, respectively. At December 31, 2025, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $1,286 million.
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
(b) FRB
The Bank maintains a credit facility with the FRB through the Discount Window with available borrowing capacity of $346.3 million as of December 31, 2025. The Bank had no FRB borrowings outstanding at December 31, 2025 and December 31, 2024. Any advances on the credit facility would be secured by either investment securities or certain types of the Bank's loans receivable.
(c) Federal Funds Purchased
The Bank maintains advance lines with four correspondent banks to purchase federal funds totaling $145.0 million as of December 31, 2025. The lines generally mature annually or renewed annually. As of December 31, 2025 and December 31, 2024, there were no federal funds purchased.
(d) Related Party Borrowings
The Company did not have any borrowings from related parties as of December 31, 2025 or December 31, 2024.

(11)Leases
The Company's noncancelable operating lease agreements relate to certain banking offices, back-office operational facilities, office equipment and sublease agreements. The majority of the leases contain renewal options and provisions for increases in rental rates based on an agreed upon index or predetermined escalation schedule. As of December 31, 2025 and December 31, 2024, the Company’s operating lease ROU asset was $19.8 million and $22.4 million, respectively, and is included in "Prepaid expenses and other assets" in the Consolidated Statements of Financial Condition. The related operating lease ROU liability was $22.4 million and $24.9 million, respectively and is included in "Accrued expenses and other liabilities" in the Consolidated Statements of Financial Condition. In addition, the Company has one operating sublease agreement in which the Company is the intermediate lessor. The operating sublease is for five years with rental increases on a predetermined escalation schedule with a projected future cash flow of $900,000 at December 31, 2025. The Company did not have any leases designated as finance leases at December 31, 2025.
The table below summarizes the information about our leases during the periods or at period end presented:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)
Operating lease cost	$5,564	$5,458
Short-term lease cost	110	61
Variable lease cost	1,283	1,255
Sublease income	(396)	(393)
Total net lease cost during the period	$6,561	$6,381

Operating cash used for amounts included in the measurement of lease liabilities during the period	$5,309	$4,890
ROU assets obtained in exchange for lease liabilities during the period	3,937	3,504

Weighted average remaining lease term of operating leases, in years, at period end	6.0	5.8
Weighted average discount rate of operating leases, at period end	3.59%	3.24%
The following table presents the lease payment obligations as of December 31, 2025 as outlined in the Company’s lease agreements for each of the next five years and thereafter, in thousands:

2026	$4,846
2027	5,154
2028	3,355
2029	2,957
2030	2,722
Thereafter	6,248
Total lease payments	25,282
Imputed interest	(2,899)
ROU liability	$22,383

(12)Employee Benefit Plans
(a) Heritage Financial Corporation 401(k) Profit Sharing Plan and Trust
Eligible employees of the Company and Bank may participate in the Plan. The Company funds certain Plan costs as they are incurred. All eligible employees may participate in the Plan commencing with the first of the month following the start of employment or concurrent to their hire date if starting the first of the month. Participants may contribute a portion of their salary, which is matched by the Company at 50%, not to be greater than 3% of eligible compensation, up to Internal Revenue Service limits. All participants are 100% vested in all accounts at all times. Employer matching contributions for the years ended December 31, 2025, 2024 and 2023 were $1.9 million, $1.8 million and $1.9 million, respectively.
The Plan may make profit sharing and discretionary contributions which are completely discretionary. Participants are eligible for profit sharing contributions upon credit of 1,000 hours of service during the plan year, the attainment of 18 years of age and employment on the last day of the year. Employees are 100% vested in profit sharing contributions at all times. For the years ended December 31, 2025, 2024 and 2023, the Company made no employer profit sharing contributions.

(b) Employment Agreements and Change in Control Agreements
The Company has entered into employment agreements with certain officers that provide severance benefits following a termination of the applicable officer by the Company without “cause” or a resignation by the applicable officer for “good reason.” If such termination or resignation occurs in connection with a change in control of the Company, the employment agreements provide for an enhanced severance benefit. Additionally, the Company has entered into change in control agreements with certain officers that provide severance benefits following a termination of the applicable officer by the Company without “cause” or a resignation by the applicable officer for “good reason” in connection with a change in control of the Company.
(c) Deferred Compensation Plan
The Company has a Deferred Compensation Plan that provides its directors and select executive officers with the opportunity to defer current compensation. The Company records a liability within "Accrued expenses and other liabilities" in the Consolidated Statements of Financial Condition and records the expense as "Compensation and employee benefits" in the Consolidated Statements of Income. The expense incurred for the deferred compensation for the years ended December 31, 2025, 2024, and 2023 was $1,137,000, $604,000, and $409,000, respectively. As a result, the Company recorded a deferred compensation liability of $5.4 million and $4.7 million at December 31, 2025 and 2024, respectively.
(d) Salary Continuation Plan
In conjunction with the Company's merger with Premier Commercial Bancorp in 2018, the Company assumed an unfunded salary continuation plan for select former Premier Commercial executive officers. The following table presents a summary of the changes in the Salary Continuation Plan during the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Obligation, at the beginning of the year	$2,514	$2,837	$3,576
Benefits paid	(475)	(467)	(881)
Expenses incurred	102	144	142
Obligation, at the end of the year	$2,141	$2,514	$2,837

(13)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands, except shares)
Net income allocated to common shareholders	$67,532	$43,258	$61,755
Basic:
Weighted average common shares outstanding	33,996,149	34,465,323	35,022,247
Diluted:
Basic weighted average common shares outstanding	33,996,149	34,465,323	35,022,247
Effect of potentially dilutive common shares(1)	460,755	433,713	235,942
Total diluted weighted average common shares outstanding	34,456,904	34,899,036	35,258,189
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive(2)	17,136	27,526	171,010
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
The following table summarizes the Company's dividend activity during the most recent three year period:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 25, 2023	$0.22	February 8, 2023	February 22, 2023
April 19, 2023	$0.22	May 4, 2023	May 18, 2023
July 19, 2023	$0.22	August 2, 2023	August 16, 2023
October 18, 2023	$0.22	November 1, 2023	November 15, 2023
January 24, 2024	$0.23	February 8, 2024	February 22, 2024
April 24, 2024	$0.23	May 8, 2024	May 22, 2024
July 24, 2024	$0.23	August 7, 2024	August 21, 2024
October 23, 2024	$0.23	November 6, 2024	November 20, 2024
January 22, 2025	$0.24	February 6, 2025	February 20, 2025
April 23, 2025	$0.24	May 7, 2025	May 21, 2025
July 23, 2025	$0.24	August 6, 2025	August 20, 2025
October 22, 2025	$0.24	November 5, 2025	November 19, 2025
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
(c) Stock Repurchase Program
The Company has implemented various stock repurchase programs since March 1999. On April 24, 2024, the Board authorized the repurchase of up to 5% of the Company's outstanding common shares or 1,734,492 shares in total, with 796,832 shares remaining available for repurchase at December 31, 2025. The stock repurchase program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will make any further repurchases going forward. Under the stock repurchase program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on business and market conditions, regulatory requirements, availability of funds, and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice. This stock repurchase program superseded the Company’s previous stock repurchase program authorized in March 2020 which authorized the repurchase of up to 5% of the Company’s common shares, or 1,799,054 shares in total.

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
Derivative Financial Instruments:
The Company obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Company has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of December 31, 2025 and December 31, 2024, the Company assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Company has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$11,702	$—	$11,702	$—
Municipal securities	51,423	—	51,423	—
Residential CMO and MBS(1)	275,268	—	275,268	—
Commercial CMO and MBS(1)	252,164	—	252,164	—
Corporate obligations	10,532	—	10,532	—
Other asset-backed securities	6,433	—	6,433	—
Total investment securities available for sale	607,522	—	607,522	—
Equity security	265	265	—	—
Derivative assets - interest rate swaps	14,434	—	14,434	—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Liabilities
Derivative liabilities - interest rate swaps	$14,434	$—	$14,434	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$12,544	$—	$12,544	$—
Municipal securities	50,942	—	50,942	—
Residential CMO and MBS(1)	369,331	—	369,331	—
Commercial CMO and MBS(1)	309,741	—	309,741	—
Corporate obligations	11,770	—	11,770	—
Other asset-backed securities	10,066	—	10,066	—
Total investment securities available for sale	764,394	—	764,394	—
Equity security	297	297	—	—
Derivative assets - interest rate swaps	23,867	—	23,867	—
Liabilities
Derivative liabilities - interest rate swaps	$23,867	$—	$23,867	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables presents assets measured at fair value on a nonrecurring basis at the dates indicated:

	Fair Value at December 31, 2025
	Total	Level 1	Level 2	Level 3

Collateral-dependent loans:
Residential real estate	806	—	—	806
Total assets measured at fair value on a nonrecurring basis	$806	$—	$—	$806

	Fair Value at December 31, 2024
	Total	Level 1	Level 2	Level 3

Collateral-dependent loans:
Commercial business:
Owner-occupied CRE	$2,250	$—	$—	$2,250
Total commercial business	2,250	—	—	2,250
Consumer	160	—	—	160
Total assets measured at fair value on a nonrecurring basis	$2,410	$—	$—	$2,410

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

	December 31, 2025
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average(1)
	(Dollars in thousands)
Collateral-dependent loans	$806	Market approach	Adjustments to reflect current conditions and selling costs	10.0% - 10.0%	10.0%
(1) Weighted by net discount to net appraisal fair value

	December 31, 2024
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average(1)
	(Dollars in thousands)
Collateral-dependent loans	$2,410	Market approach	Adjustments to reflect current conditions and selling costs	10.0% - 10.0%	10.0%
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
The following tables present the carrying value amount of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	December 31, 2025
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$233,089	$233,089	$233,089	$—	$—
Investment securities available for sale	607,522	607,522	—	607,522	—
Investment securities held to maturity	674,107	625,287	—	625,287	—
Loans receivable, net	4,730,682	4,740,417	—	—	4,740,417
Derivative assets - interest rate swaps	14,434	14,434	—	14,434	—
Equity security	265	265	265	—	—
Financial Liabilities:
Non-maturity deposits	$4,982,336	$4,982,336	$4,982,336	$—	$—
Certificates of deposit	937,863	942,011	—	942,011	—
Borrowings	20,000	20,044	—	20,044	—
Junior subordinated debentures	22,350	21,102	—	—	21,102
Derivative liabilities - interest rate swaps	14,434	14,434	—	14,434	—

	December 31, 2024
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$117,100	$117,100	$117,100	$—	$—
Investment securities available for sale	764,394	764,394	—	764,394	—

	December 31, 2024
	Carrying Value	Fair Value	Fair Value Measurements Using:
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment securities held to maturity	703,285	623,452	—	623,452	—
Loans receivable, net	4,749,655	4,694,516	—	—	4,694,516
Derivative assets - interest rate swaps	23,867	23,867	—	23,867	—
Equity security	297	297	297	—	—
Financial Liabilities:
Non-maturity deposits	$4,707,362	$4,707,362	$4,707,362	$—	$—
Certificates of deposit	977,251	985,602	—	985,602	—
Borrowings	383,000	383,222	—	383,222	—
Junior subordinated debentures	22,058	20,357	—	—	20,357
Derivative liabilities - interest rate swaps	23,867	23,867	—	23,867	—

(15)Stock-Based Compensation
On May 3, 2023, based upon the recommendation of the Compensation Committee of the Board, the Company's shareholders approved the Heritage Financial Corporation 2023 Omnibus Equity Plan (the "Equity Plan"), which provides for the issuance of up to 1,250,000 shares of the Company's common stock in the form of various types of stock-based awards. As of December 31, 2025, there were 731,499 shares available for future issuance under the Equity Plan. The Equity Plan replaced the Heritage Financial Corporation 2014 Omnibus Equity Plan (the "2014 Plan"). Upon shareholder approval of the Equity Plan by the Company’s shareholders, the 2014 Plan was frozen so that no future awards could be made thereunder. All outstanding awards under the 2014 Plan remain in full force and effect, and are governed by the terms of the 2014 Plan and the related award agreements.
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
The Company used the following assumptions to estimate the fair value of performance-based restricted stock unit awards granted for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Shares issued	23,788	25,394	15,112
Expected Term in Years	2.8	2.8	2.9
Weighted-Average Risk Free Interest Rate	4.0%	4.5%	4.4%
Weighted Average Fair Value	25.24	17.76	23.85
Range of peer company volatilities	22.6%-73.8%	22.9%-71.3%	25.8%-107.5%
Company volatility	32.8%	31.2%	35.8%
Expected volatilities in the model were estimated using a historical period consistent with the performance period of approximately three years. The risk-free interest rate was based on Treasury rates for a term commensurate with the expected life of the grant.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized compensation expense related to restricted stock unit awards of $4.9 million, $4.3 million, and $4.3 million respectively, and a related tax benefit of $1.1 million, $961,000, and $949,000, respectively. As of December 31, 2025, the total unrecognized compensation expense related to non-vested restricted stock unit awards was $6.5 million and the related weighted-average period over which the compensation expense is expected to be recognized was approximately 1.8 years. The vesting date fair value of the restricted stock unit awards that vested during the years ended December 31, 2025, 2024 and 2023 was $4.9 million, $3.1 million and $3.5 million, respectively.
The following table summarizes the unit activity for the periods indicated:

	Units	Weighted-Average Grant Date Fair Value
Nonvested at December 31, 2022	378,892	$25.42
Granted	225,107	25.53
Vested	(162,752)	25.05
Forfeited	(33,359)	26.08
Nonvested at December 31, 2023	407,888	25.59
Granted	272,201	18.41
Vested	(168,204)	24.52
Forfeited	(31,500)	23.64
Nonvested at December 31, 2024	480,385	22.02
Granted	216,307	24.24
Vested	(208,461)	22.60
Forfeited	(14,403)	23.19
Nonvested at December 31, 2025	473,828	$22.74

(16)Investments in Tax Credits Structures
The Company's tax credit investments include LIHTC investments and a Solar Tax Credit investment. LIHTC investments promote qualified affordable housing projects, some of which also support the Company’s regulatory compliance with the CRA. The Company’s investments in these entities generate a return primarily through the realization of federal income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits and deductions are recognized as a reduction to income tax expense. The Company's accounting policies on tax credit investments are the same as those described in Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements.
LIHTC Investments
The carrying values of investments in unconsolidated LIHTCs were $162.8 million and $187.2 million as of December 31, 2025 and 2024, respectively, as a component of prepaid expense and other assets in the Consolidated Statements of Financial Condition. LIHTCs are accounted for using the proportional amortization method. During the years ended December 31, 2025, 2024 and 2023 the Company recognized proportional amortization of $24.8 million, $20.0 million and $16.5 million, respectively as a component of income tax in the Consolidated Statements of Income and as amortization of tax credit investments in the Consolidated Statements of Cash Flows.
Total unfunded contingent commitments related to the Company’s LIHTC investments totaled $18.1 million and $81.2 million at December 31, 2025 and 2024, respectively, as a component of accrued expenses and other liabilities in the Consolidated Statements of Financial Condition. The Company expects to fund LIHTC commitments totaling $7.2 million during the year ending December 31, 2026 and $1.9 million during the year ending December 31, 2027, with the remaining commitments of $9.1 million to be funded by December 31, 2041.
The Company recognized tax credits and other benefits from its LIHTC investments of $29.5 million, $24.0 million and $20.3 million during the years ended December 31, 2025, 2024 and 2023, respectively. There were no significant modifications or events that resulted in a change in the nature or change in the underlying project for the Company's LIHTC investments at December 31, 2025, 2024 and 2023. There were no impairment losses on the Company’s LIHTC investments during the years ended December 31, 2025, 2024 and 2023.
Solar Tax Credit Investment
The Solar Tax Credit investment is accounted for using the equity method. The Company recognized amortization expense of $101,000 for both of the years ended December 31, 2025 and 2024, respectively, and $21,000 for the year ended December 31, 2023 which was included within other expense in the Consolidated Statements of Income.

(17)Income Taxes
Income before provision for income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
United States	$78,603	$52,259	$72,915

Income tax expense (benefit) consisted of the following for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Current Expense
Federal	$27,768	$23,314	$23,213
State	1,242	978	1,151
Total Current tax expense	29,010	24,292	24,364
Deferred Expense
Federal	(17,675)	(14,979)	(13,099)
State	(264)	(312)	(105)
Total Deferred tax expense (benefit)	(17,939)	(15,291)	(13,204)
Total Income tax expense	$11,071	$9,001	$11,160
The effective tax rate was 14.1% for the December 31, 2025 compared to an effective tax rate of 17.2% and 15.3% for the years ended December 31, 2024 and 2023, respectively. The decrease in the effective tax rate during the year ended December 31, 2025 was due primarily to the additional tax expense related to the surrender of BOLI recognized in the prior year.
The following table presents the reconciliation of income taxes computed at the Federal statutory income tax rate of 21% to the actual effective rate for the periods indicated:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Income tax expense at Federal statutory tax rate	$16,507	21.0%	$10,975	21.0%	$15,312	21.0%
State tax, net of Federal tax benefit (1)	773	1.0	526	1.0	827	1.1
Tax Credits (2)
LIHTCs and tax benefits	(29,462)	(37.5)	(23,966)	(46.2)	(20,255)	(27.7)
Solar tax credit	—	—	—	—	(4,466)	(6.1)
Amortization of LIHTCs	24,756	31.5	19,952	38.5	16,456	22.6
Amortization of solar tax credits	—	—	—	—	5,060	6.9
Other
Tax-exempt instruments	(1,075)	(1.4)	(850)	(1.6)	(1,311)	(1.8)
BOLI surrender	515	0.7	2,371	4.5	—	—
Effects of BOLI	(859)	(1.1)	(571)	(1.1)	(564)	(0.8)
Other, net	(84)	(0.1)	564	1.1	101	0.1
Income tax expense	$11,071	14.1%	$9,001	17.2%	$11,160	15.3%
(1)State taxes in Oregon made up the majority (greater than 50 percent) of the tax effect in this category.
(2)Federal tax credits are provided for under the Solar Tax Credits and LIHTC programs as described in Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements.

Income taxes paid, net of refunds were as follows:

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Federal	$1,565	$1,330	$1,920
State and local:
Idaho	80	25	—
Oregon	812	385	930
All other states & local	235	30	348
Total income taxes paid, net of refunds	$2,692	$1,770	$3,198
The following table presents major components of the deferred income tax asset (liability) resulting from differences between financial reporting and tax basis at the dates indicated:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$11,861	$11,684
Accrued compensation	3,688	3,112
Stock compensation	1,100	807
Market discount on acquired loans	402	511
Foregone interest on nonaccrual loans	376	275
Net operating loss carryforward acquired	104	124
ROU lease liability	4,950	5,488
Net unrealized losses on investment securities	8,835	15,568
Tax credit carryforward	40,582	24,561
Other deferred tax assets	341	328
Total deferred tax assets	72,239	62,458
Deferred tax liabilities:
Deferred loan fees, net	(1,244)	(1,314)
Premises and equipment	(1,000)	(1,296)
FHLB stock	(218)	(217)
Goodwill and other intangible assets	(425)	(599)
Junior subordinated debentures	(752)	(813)
ROU lease asset	(4,372)	(4,938)
Other deferred tax liabilities	(21)	(122)
Total deferred tax liabilities	(8,032)	(9,299)
Deferred tax asset, net	$64,207	$53,159
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is required to be recognized for the portion of the deferred tax asset that will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2025, based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management expects to realize the benefits of these deductible differences.
At December 31, 2025 and December 31, 2024, the Company had a federal net operating loss carryforward of $494,000 and $593,000, respectively, that does not expire. The Company is limited to the amount of the net operating loss carryforward that it can deduct each year under Section 382 of the Internal Revenue Code. Due to sufficient earnings history and other positive evidence, management has not recorded a valuation allowance on the federal net operating loss carryforward as of December 31, 2025 and December 31, 2024. At December 31, 2025, the Company had a federal tax credit carryforward of $40.6 million that expires in 2044. Due to sufficient earnings history and other positive evidence, management has not recorded a valuation allowance on the tax credit carryforward as of December 31, 2025.

As of December 31, 2025 and December 31, 2024, the Company had no unrecognized tax benefits. While the Company had no unrecognized tax benefits as of December 31, 2025 and 2024, in the event recording interest and penalties is necessary, they will be recorded as part of income tax expense.
The Company has qualified under provisions of the Internal Revenue Code to compute income taxes after deductions of additions to the bad debt reserves when it was registered as a Savings Bank. At December 31, 2025, the Company had a taxable temporary difference of approximately $2.8 million that arose before 1988 (base-year amount). In accordance with FASB ASC 740, an estimated deferred tax liability of $588,000 has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.
The Company and its Bank subsidiary file a United States consolidated federal income tax return, Oregon State and local income tax returns, and Idaho State tax return. The tax years subject to examination by the Internal Revenue Service are the years ended December 31, 2025, 2024, 2023 and 2022.

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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$554,438	$591,863
Owner-occupied CRE	12,169	14,778
Non-owner occupied CRE	38,954	23,100
Total commercial business	605,561	629,741
Real estate construction and land development:
Residential	56,487	28,353
Commercial and multifamily	199,742	174,606
Total real estate construction and land development	256,229	202,959
Consumer	339,999	348,373
Total outstanding commitments	$1,201,789	$1,181,073

(19)Regulatory Capital Requirements
The Company is a bank holding company under the supervision of the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect in the Consolidated Financial Statements and operations. Additionally, the Company and the Bank are required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. Management believes that as of December 31, 2025, the Company and the Bank met all capital adequacy requirements to which they were subject.
As of December 31, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Bank's categories.
The following table summarizes the Company's consolidated and the Bank's capital ratios compared to the regulatory "adequately capitalized" capital ratios and the regulatory minimum capital ratios needed to qualify as a "well capitalized" institution, as calculated under regulatory guideline at the dates presented:

	Actual		Adequately Capitalized		Well-Capitalized (1)
	(Dollars in thousands)
December 31, 2025
Total capital ratio
Company	$786,057	14.1%	$446,102	8.0%	$557,628	10.0%
Bank	775,354	13.9	445,750	8.0	557,187	10.0
Tier 1 capital ratio
Company	732,473	13.1	334,577	6.0	446,102	8.0
Bank	721,770	13.0	334,312	6.0	445,750	8.0
Common equity Tier 1 capital ratio
Company	710,123	12.7	250,933	4.5	362,458	6.5
Bank	721,770	13.0	205,734	4.5	362,172	6.5
Leverage ratio
Company	732,473	10.8	270,061	4.0	337,576	5.0
Bank	721,770	10.7	269,879	4.0	337,348	5.0
December 31, 2024
Total capital ratio
Company	$749,854	13.3%	$450,307	8.0%	$562,884	10.0%
Bank	742,222	13.2	450,002	8.0	562,503	10.0
Tier 1 capital ratio
Company	698,412	12.4	337,730	6.0	450,307	8.0
Bank	690,780	12.3	337,502	6.0	450,002	8.0
Common equity Tier 1 capital ratio
Company	676,354	12.0	253,298	4.5	365,874	6.5
Bank	690,780	12.3	253,126	4.5	365,627	6.5
Leverage ratio
Company	698,412	10.0	278,910	4.0	348,637	5.0
Bank	690,780	9.9	278,749	4.0	348,436	5.0
(1) The ratios to meet the requirements to be deemed “well-capitalized” under prompt corrective action regulations are only applicable to the Bank. However, the Company manages its capital position as if the requirements apply to the consolidated Company and has presented the ratios as if they also applied on a consolidated basis.

As of December 31, 2024, the capital measures reflected the revised CECL capital transition provisions adopted by the Federal Reserve and the FDIC that provided banking organizations that implemented CECL before the end of 2020 the option to delay for two years the estimated impact of CECL on regulatory capital relative to regulatory capital determined under the prior incurred loss methodology, followed by a three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay.

(20)Heritage Financial Corporation (Parent Company Only)

Following are the condensed financial statements of the Parent Company, excluding the Bank.

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Financial Condition

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$7,000	$4,732
Investment in subsidiary bank	933,152	877,952
Other assets	4,407	3,812
Total assets	$944,559	$886,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Junior subordinated debentures	$22,350	$22,058
Other liabilities	705	911
Total stockholders’ equity	921,504	863,527
Total liabilities and stockholders’ equity	$944,559	$886,496

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Income

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
INTEREST INCOME:
Interest on interest earning deposits	$12	$13	$26
INTEREST EXPENSE:
Junior subordinated debentures	1,872	2,139	2,074
Net interest expense	(1,860)	(2,126)	(2,048)
NONINTEREST INCOME:
Dividends from subsidiary bank	44,000	46,000	43,500
Equity in undistributed income of subsidiary bank	31,171	4,260	24,963
Other income	27	51	192
Total noninterest income	75,198	50,311	68,655
NONINTEREST EXPENSE:
Professional services	838	524	455
Other expense	7,124	6,393	6,282
Total noninterest expense	7,962	6,917	6,737
Income before income taxes	65,376	41,268	59,870
Income tax benefit	(2,156)	(1,990)	(1,885)
Net income	$67,532	$43,258	$61,755
Comprehensive Income	$91,561	$60,490	$89,129

HERITAGE FINANCIAL CORPORATION
(PARENT COMPANY ONLY)
Condensed Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$67,532	$43,258	$61,755
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiary bank	(31,171)	(4,260)	(24,963)
Stock-based compensation expense	4,943	4,344	4,325
Net change in other assets and other liabilities	(870)	(168)	(497)
Net cash provided by operating activities	40,434	43,174	40,620
Cash flows from financing activities:
Common stock cash dividends paid	(32,649)	(31,776)	(30,820)
Repurchase of common stock	(5,517)	(22,418)	(6,974)
Net cash used in financing activities	(38,166)	(54,194)	(37,794)
Net (decrease) increase in cash and cash equivalents	2,268	(11,020)	2,826
Cash and cash equivalents at the beginning of year	4,732	15,752	12,926
Cash and cash equivalents at the end of year	$7,000	$4,732	$15,752

(21)Segment Information
The Company has one reportable operating segment, commercial banking. The Company's reportable segment is determined by the President and Chief Executive Officer, who is the designated CODM. While the CODM monitors information provided about the Company's various products and services offered, the Company's financial performance is evaluated on a company-wide basis. The CODM will evaluate the financial performance of the Company's business components by evaluating revenue streams, significant expenses, and budget to actual results in assessing the Company's segment and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment of performance and in establishing compensation. Loans, investments, and deposits provide the revenues of the banking operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operation. All operations are domestic.
Accounting policies for the Company's one reportable segment are the same as those described in Note (1) Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements. Segment performance is evaluated using consolidated net income which is also reported on the Consolidated Statements of Income as net income. The measure of segment assets is reported on the Consolidated Statements of Financial Condition as total assets.

(22)Subsequent Merger Transaction
On January 31, 2026, the Company completed its acquisition of Olympic Bancorp, Inc., a bank holding company headquartered in Port Orchard, Washington, whereby Olympic merged with and into the Company, and subsequently Kitsap Bank, Olympic's wholly-owned banking subsidiary, merged with and into the Bank. Pursuant to the terms of the merger agreement, Olympic shareholders received 45.0 shares of Heritage common stock for each share of Olympic common stock based on a fixed exchange ratio. Olympic's principal activity was the ownership and operation of Kitsap Bank, a state-chartered banking institution that operated sixteen branches in Washington at the time of closing.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control—Integrated Framework. Based on its assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting was effective based on these criteria.
Crowe LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, and its report is included in Item 8. Financial Statements And Supplementary Data of this Form 10-K.
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

ITEM 9B.    OTHER INFORMATION
During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.
Split Dollar Agreement. On February 25, 2026, Heritage Bank (the “Bank”), the wholly owned subsidiary of Heritage Financial Corporation, entered into a 2026 Endorsement Method Split Dollar Agreement (the “Split Dollar Agreement”) with Nicholas M. Bley. The Split Dollar Agreement provides for the payment of a death benefit to a beneficiary (or beneficiaries) designated by Mr. Bley in an amount up to 100% of his base salary upon the death of Mr. Bley prior to a separation from service and an accelerated benefit of an indeterminable amount (but no more than $500,000) in the event of a chronic or terminal illness prior to separation from service or following a qualifying separation from service.
The foregoing description of the Split Dollar Agreement is qualified in its entirety by reference to the full text of the Form of Heritage Bank 2026 Endorsement Method Split Dollar Agreement, which is filed as Exhibit 10.40 hereto.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain of the information required by this Item 10 will be included in the Company’s Proxy Statement under the headings “Director Nominees,” “Board Structure,” “Proposal 1– Election of Directors,” “Meetings and Committees of the Board of Directors,” “Corporate Governance,” “Director Compensation,” “Compensation Discussion and Analysis,” “Shareholder Proposals” and "Information About our Executive Officers" and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2025 fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item 11 will be included in the Company’s Proxy Statement under the headings “Director Compensation,” “Compensation Discussion and Analysis,” “Report of the Compensation Committee” and “Executive Compensation” (excluding “Pay Versus Performance”) and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2025 fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table summarizes certain information with respect to the compensation plans under which our equity securities are authorized for issuance as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants, rights(1)	Weighted-average exercise price of options, warrants and rights (2)	Number of securities remaining available for future issuance under the equity compensation plans (excluding securities reflected in column (a) (3)
Plan Category	(a)	(b)	(c)
Equity compensation plans, all of which have been approved by security holders	473,828	—	731,499
Equity compensation plans, not approved by security holders	—	—	—
(1) The securities set forth in this column (a) represent the shares of common stock underlying 384,249 outstanding restricted stock unit awards under the Equity Plan and 89,579 outstanding restricted stock units awards under the 2014 Plan.
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

Other information required by this Item 12 will be included in the Company’s Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2025 fiscal year.
The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.    CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will be included in the Company’s Proxy Statement under the headings “Proposal 1 - Election of Directors,” “Meetings and Committees of the Board of Directors” and “Corporate Governance” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2025 fiscal year.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will be included in the Company’s Proxy Statement under the heading “Proposal 3–Ratification of the Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A within 120 days of the end of the Company’s 2025 fiscal year.

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
(3) Exhibits: Included in schedule below.

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
2.1	Agreement and Plan of Merger, by and between Heritage Financial Corporation and Olympic Bancorp, Inc., dated September 25, 2025**	8-K	2.1	09/25/2025

3.1	Amended and Restated Articles of Incorporation	8-K	3.1(B)	05/18/2010

3.2	Amendment to Amended and Restated Articles of Incorporation	DEF-14A	-	03/18/2011

3.3	Amended and Restated Bylaws of the Company	8-K	3.3	06/30/2020

4.1	Form of Certificate of Company's Common Stock (3)	S-1/A	-	10/29/1997

4.2	Description of Common Stock and Preferred Stock (1)

10.1*	Heritage Financial Corporation Management Incentive Plan 2024	10-K	10.1	02/27/2025

10.2*	Heritage Financial Corporation 2014 Omnibus Equity Plan	DEF 14A	Appendix A	06/11/2014

10.3*	First Amendment to the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.2	02/01/2017

10.4*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.4	02/01/2017

10.5*	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2014 Omnibus Equity Plan	8-K	99.3	02/01/2017

10.6*	Heritage Financial Corporation 2023 Omnibus Equity Plan	DEF 14A	Appendix A	03/22/2023

10.7*	Form of Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2023 Omnibus Equity Plan	S-8	4.5	05/08/2023

10.8*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Heritage Financial Corporation 2023 Omnibus Equity Plan	S-8	4.6	05/08/2023

10.9*	Transitional Employment Agreement, dated July 1, 2024, by and between Heritage Financial Corporation and Jeffery J. Deuel	8-K	10.1	07/01/2024

10.10*	Heritage Financial Corporation Deferred Compensation Plan	10-K	10.10	02/27/2025

10.11*	Heritage Financial Corporation Deferred Compensation Plan Participation Agreement, dated July 1, 2012, by and between Heritage Financial Corporation and Jeffrey J. Deuel	8-K	10.6	09/07/2012

10.12*	Heritage Financial Corporation Deferred Compensation Plan Participation Agreement - Addendum dated December 21, 2016, by and between Heritage Financial Corporation and Jeffrey J. Deuel	8-K	10.2	12/22/2016

10.13*	Heritage Financial Corporation Deferred Compensation Plan Participation Agreement - Addendum, dated November 4, 2019, by and between Heritage Financial Corporation and Jeffrey J. Deuel	10-K	10.13	02/27/2025

10.14*	Heritage Financial Corporation Deferred Compensation Plan Participation Agreement - Addendum, dated November 8, 2022, by and between Heritage Financial Corporation and Jeffrey J. Deuel	10-Q	10.40	11/09/2022

10.15*	Employment Agreement, dated November 4, 2019 by and between Heritage Financial Corporation and Donald J. Hinson	10-Q	10.22	11/06/2019

10.16*	Heritage Financial Corporation Deferred Compensation Plan Participation Agreement, dated July 1, 2012, by and between Heritage Financial Corporation and Donald J. Hinson	8-K	10.7	09/07/2012

10.17*	Heritage Financial Corporation Deferred Compensation Plan Participation Agreement - Addendum dated December 21, 2016, by and between Heritage Financial Corporation and Donald J. Hinson	8-K	10.3	12/22/2016

10.18*	Heritage Financial Corporation Deferred Compensation Plan Participation Agreement - Addendum, dated November 4, 2019, by and between Heritage Financial Corporation and Donald J. Hinson	10-K	10.18	02/27/2025

10.19*	Heritage Financial Corporation Deferred Compensation Plan Participation Agreement - Addendum, dated November 8, 2022, by and between Heritage Financial Corporation and Donald J. Hinson	10-Q	10.41	11/09/2022

10.20*	Employment Agreement, dated July 1, 2024, by and between Heritage Financial Corporation and Bryan McDonald	8-K	10.2	07/01/2024

10.21*	Heritage Financial Corporation Deferred Compensation Plan Participation Agreement, dated March 9, 2015, by and between Heritage Financial Corporation and Bryan D. McDonald	10-K	10.16	03/11/2015

10.22*	Heritage Financial Corporation Deferred Compensation Plan Participation Agreement - Addendum. dated December 21, 2016, by and between Heritage Financial Corporation and Bryan D. McDonald	8-K	10.4	12/22/2016

10.23*	Heritage Financial Corporation Deferred Compensation Plan Participation Agreement - Addendum, dated November 4, 2019, by and between Heritage Financial Corporation and Bryan D. McDonald	10-K	10.23	02/27/2025

10.24*	Heritage Financial Corporation Deferred Compensation Plan Participation Agreement - Addendum. dated November 8, 2022, by and between Heritage Financial Corporation and Bryan D. McDonald	10-Q	10.42	11/09/2022

10.25*	Employment Agreement, dated September 27, 2022, by and between Heritage Financial Corporation and Mathew T. Ray	10-K	10.25	02/27/2025

10.26*	Heritage Financial Corporation Deferred Compensation Plan Participation Agreement, dated December 18, 2024, by and between Heritage Financial Corporation and Matthew T. Ray	8-K	10.1	12/19/2024

10.27*	Form of Heritage Bank Endorsement Method Split Dollar Agreement	10-Q	10.17	08/06/2015

10.28*	Form of First Amendment to the Heritage Bank Endorsement Method Split Dollar Agreement	10-Q	10.34	05/09/2019

10.29*	Employment Agreement, dated June 25, 2020, by and between Heritage Financial Corporation and Tony Chalfant	8-K	10.1	06/30/2020

10.30*	Heritage Financial Corporation Deferred Compensation Plan Participation Agreement, dated June 25, 2020, by and between Heritage Financial Corporation and Tony Chalfant	8-K	10.3	06/30/2020

10.31*	Heritage Financial Corporation Deferred Compensation Plan Participation Agreement - Addendum, dated November 8, 2022, by and between Heritage Financial Corporation and Tony Chalfant	10-Q	10.43	11/09/2022

10.32*	Heritage Bank Endorsement Method Split Dollar Agreement, dated May 3, 2021, by and between Heritage Bank and Tony Chalfant	10-Q	10.34	05/05/2021

10.33*	Employment Agreement, dated July 23, 2024, by and between Heritage Financial Corporation and Nicholas Bley	8-K	10.1	10/23/2024

10.34*	Heritage Financial Corporation Deferred Compensation Plan Participation Agreement, dated December 18, 2024, by and between Heritage Financial Corporation and Nicholas Bley	10-K	10.34	02/27/2025

10.35*	Employment Agreement between Heritage Financial Corporation and Bryan D. McDonald dated May 6, 2025	8-K	10.1	05/06/2025

10.36*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Bryan McDonald	10-Q	10.3	11/07/2025

10.37*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Donald J. Hinson	10-Q	10.4	11/07/2025

10.38*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Tony Chalfant	10-Q	10.5	11/07/2025

10.39*	Deferred Compensation Plan and Participation Agreement - Addendum by and between Heritage and Nicholas M. Bley	10-Q	10.6	11/07/2025

10.40*	Form of Heritage Bank 2026 Endorsement Method Split Dollar Agreement (1)

14.0	Code of Ethics and Conduct Policy (2)

19.0	Heritage Financial Corporation Insider Trading Policy (1)

21.0	Subsidiaries of the Company (1)

23.0	Consent of Independent Registered Public Accounting Firm (1)

24.0	Power of Attorney (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

97.0	Heritage Financial Corporation Clawback Policy	10-K	97.0	2/27/2024

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101
*Indicates management contract or compensatory plan or arrangement.
**The Company has omitted schedules and similar attachments to the subject agreement pursuant to Item 601(b) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the SEC upon request.
(1) Filed herewith.
(2) Registrant elects to satisfy Regulation S-K §229.406(c) by posting its Code of Ethics on its website at www.hf-wa.com in the section titled Overview: Governance Documents.
(3) Exhibit not previously filed in electronic format.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2026.

HERITAGE FINANCIAL CORPORATION
(Registrant)

/S/ BRYAN D. MCDONALD
Bryan D. McDonald
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2026.

Principal Executive Officer:
/S/ BRYAN D. MCDONALD
Bryan McDonald
President and Chief Executive Officer

Principal Financial Officer and Principal Accounting Officer:
/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer

Bryan D. McDonald, pursuant to a power of attorney that is being filed with the Form 10-K, has signed this report as attorney in fact for the following directors who constitute a majority of the Board of Directors.

Scott T. Allan
Brian S. Charneski
Trevor D. Dryer
Kimberly T. Ellwanger
Gail B. Giacobbe
Jeffrey S. Lyon
Bryan D. McDonald
Frederick B. Rivera
Karen R. Saunders
Brian L. Vance
Ann Watson
/S/ BRYAN D. MCDONALD
Bryan D. McDonald
Attorney-in-Fact
pursuant to a power of attorney
February 27, 2026