Form 10-Q
period 2026-03-31
HERITAGE FINANCIAL CORP /WA/
filed 2026-05-08
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026 or

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
As of April 29, 2026, there were 41,218,817 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
March 31, 2026

GLOSSARY OF ACRONYMS, ABBREVIATIONS, AND TERMS
The acronyms, abbreviations, and terms listed below are used in various sections of this Form 10-Q. As used throughout this report, the terms "Heritage," “we,” “our,” “us” or the "Company" refer to Heritage Financial Corporation and its consolidated subsidiaries, unless the context otherwise requires.

2025 Annual Form 10-K	Company's Annual Report on Form 10-K for the year ended December 31, 2025
ACL	Allowance for Credit Losses
AOCI	Accumulated Other Comprehensive Income (loss), net
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Bank	Heritage Bank
Board	Heritage Financial Corporation Board of Directors
BOLI	Bank Owned Life Insurance
CECL	Current Expected Credit Loss
CMO	Collateralized Mortgage Obligations
CODM	Chief Operating Decision Maker
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DFI	Division of Banks of the Washington State Department of Financial Institutions
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank of Des Moines
FRB	Federal Reserve Bank
GAAP	U.S. Generally Accepted Accounting Principles
LIHTC	Low-Income Housing Tax Credit
MBS	Mortgage-Backed Securities
Olympic	Olympic Bancorp, Inc.
PCD	Purchased Credit Deteriorated
PSL	Purchased Seasoned Loans
SBA	Small Business Administration
SEC	Securities and Exchange Commission
SM	Special Mention
SS	Substandard

Unfunded Commitments	Off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments
USDA	United States Department of Agriculture

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such statements often include words such as "believes," "expects," "anticipates," "estimates," “forecasts,” "intends," “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” "will," “should,” "would," and "could," as well as the negative of such words. Forward-looking statements are not historical facts but instead represent management's current expectations and forecasts regarding future events, many of which are inherently uncertain and outside of our control. Actual results may differ, possibly materially, from those currently expected or projected in these forward-looking statements. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by forward-looking statements. Factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, the following:
•potential adverse impacts to economic conditions nationally or in our local market areas, other markets where we have lending relationships, or other aspects of our business operations or financial markets, including, without limitation, as a result of credit quality deterioration, pronounced and sustained reductions in real estate market values, employment levels, labor shortages and a potential recession or slowed economic growth;
•changes in the interest rate environment, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
•the level and impact of inflation and the current and future monetary policies of the Board of Governors of the Federal Reserve System and executive orders in response thereto;
•previous and potential future disruptions, security breaches, insider fraud, cybersecurity incidents or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform critical processing functions for our business, including sophisticated attacks using artificial intelligence and similar tools;
•legislative or regulatory changes that adversely affect our business, including changes in banking, securities, and tax laws, in regulatory policies and principles, or the interpretation and prioritization of such rules and regulations;
•effects on the U.S. economy resulting from actions taken by the federal government, including the threat or implementation of tariffs, immigration enforcement and changes in foreign policy;
•the effects of acts of war or terrorism, foreign relations, military conflicts, including the wars in Iran and Ukraine and the military conflict between Israel and Hamas in the Middle East, and other external events on our business and the businesses of our clients;
•credit and interest rate risks associated with our business, including our customers’ borrowing, repayment, and deposit practices;
•fluctuations in deposits and the concentration of large deposits from certain customers, who have deposit balances above current FDIC insurance limits;
•liquidity issues, including our ability to borrow funds or raise additional capital, if necessary;
•fluctuations in the value of our investment securities;
•credit risks and risks from concentrations (including by type of geographic area, collateral and industry) within our loan portfolio;
•the effectiveness of our risk management framework;
•rapid technological changes implemented by us and other parties, including third-party vendors, which may be more difficult to implement or more expensive than anticipated or which may have unforeseen consequences to us and our customers, including the development and implementation of tools incorporating artificial intelligence;
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
•our ability to implement our organic and acquisition growth strategies, including the recent acquisition of Olympic, and our ability to successfully integrate Olympic's customers and operations following the acquisition;
•effects of critical accounting policies and judgments, including the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation;
•the commencement, costs, effects and outcome of litigation and other legal proceedings and regulatory actions against us or to which we may become subject, including in connection with prior acquisitions;
•potential impairment to the goodwill we recorded in connection with our past acquisitions, including as a result of the recent acquisition of Olympic;
•loss of, or inability to attract, key personnel;
•our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire, including as a result of the recent acquisition of Olympic, into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected;
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises;
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
•our ability to control operating costs and expenses;
•our ability to implement our business strategies and manage our growth;
•risks related to acquiring assets in or entering markets in which we have not previously operated and may not be familiar;
•changes in consumer spending, borrowing and savings habits;
•our ability to pay dividends on our common stock;
•our success at managing and responding to the risks involved in the foregoing items; and
•other factors described in our 2025 Annual Form 10-K, this Quarterly Report on Form 10-Q and other documents filed with or furnished to the SEC, which are available on our website at www.hf-wa.com and on the SEC's website at www.sec.gov.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except share data)

	March 31, 2026	December 31, 2025
ASSETS
Cash on hand and in banks	$98,263	$52,587
Interest earning deposits	169,880	180,502
Cash and cash equivalents	268,143	233,089
Investment securities available for sale, at fair value, net (amortized cost of $1,043,442 and $647,505, respectively)	1,001,148	607,522
Investment securities held to maturity, at amortized cost, net (fair value of $617,490 and $625,287, respectively)	668,263	674,107
Total investment securities	1,669,411	1,281,629
Loans receivable	5,722,238	4,783,266
Allowance for credit losses on loans	(60,551)	(52,584)
Loans receivable, net	5,661,687	4,730,682
Other real estate owned	755	—
Premises and equipment, net	100,509	74,690
Federal Home Loan Bank stock, at cost	6,072	5,163
Bank owned life insurance	144,865	105,974
Accrued interest receivable	24,278	19,280
Prepaid expenses and other assets	293,429	273,925
Other intangible assets, net	50,226	1,979
Goodwill	279,029	240,939
Total assets	$8,498,404	$6,967,350
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest bearing deposits	$2,066,383	$1,597,650
Interest bearing deposits	5,182,154	4,322,549
Total deposits	7,248,537	5,920,199
Borrowings	20,000	20,000
Junior subordinated debentures	22,424	22,350
Accrued expenses and other liabilities	91,752	83,297
Total liabilities	7,382,713	6,045,846
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 41,249,873 and 33,963,500 shares issued and outstanding, respectively	716,432	531,100
Retained earnings	432,255	421,619
Accumulated other comprehensive loss, net	(32,996)	(31,215)
Total stockholders’ equity	1,115,691	921,504
Total liabilities and stockholders’ equity	$8,498,404	$6,967,350
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except shares and per share data)

	Three Months Ended March 31,
	2026	2025
INTEREST INCOME:
Interest and fees on loans	$76,445	$64,436
Taxable interest on investment securities	12,570	11,739
Nontaxable interest on investment securities	129	139
Interest on interest earning deposits	1,531	1,052
Total interest income	90,675	77,366
INTEREST EXPENSE:
Deposits	20,747	19,489
Junior subordinated debentures	430	471
Borrowings	279	3,716
Total interest expense	21,456	23,676
Net interest income	69,219	53,690
(Reversal of) provision for credit losses	(1,030)	51
Net interest income after (reversal of) provision for credit losses	70,249	53,639
NONINTEREST INCOME:
Service charges and other fees	3,367	2,975
Card revenue	2,103	1,733
Loss on sale of investment securities, net	—	(3,887)
Bank owned life insurance income	1,119	918
Gain on sale of other assets, net	—	3
Other income	2,110	2,161
Total noninterest income	8,699	3,903
NONINTEREST EXPENSE:
Compensation and employee benefits	33,972	25,799
Occupancy and equipment	5,330	4,926
Data processing	5,093	3,897
Marketing	383	335
Professional services	2,842	734
State/municipal business and use taxes	1,674	1,220
Federal deposit insurance premium	1,037	812
Other real estate owned, net	4	—
Amortization of intangible assets	2,058	303
Other expense	4,158	3,357
Total noninterest expense	56,551	41,383
Income before income taxes	22,397	16,159
Income tax expense	3,450	2,248
Net income	$18,947	$13,911
Basic earnings per share	$0.49	$0.41
Diluted earnings per share	$0.48	$0.40
Average number of basic shares outstanding	38,683,375	34,012,490
Average number of diluted shares outstanding	39,104,569	34,506,238
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net Income	$18,947	$13,911
Change in fair value of investment securities available for sale, net of tax of $(555), and $2,631, respectively	(1,756)	8,937
Amortization of net unrealized gain for the reclassification of investment securities available for sale to held to maturity, net of tax of $(7), and $(20), respectively	(25)	(70)
Reclassification adjustment for net loss from sale of investment securities available for sale included in income, net of tax benefit of $0, and $856,respectively	—	3,031
Other comprehensive (loss) income	(1,781)	11,898
Comprehensive income	$17,166	$25,809
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except shares and per share data)

	Three Months Ended March 31, 2026
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2025	33,963,500	$531,100	$421,619	$(31,215)	$921,504
Restricted stock units vested	157,333				—
Stock-based compensation expense		1,296			1,296
Common stock repurchased	(38,560)	(960)			(960)
Stock issued in connection with acquisition	7,167,600	184,996			184,996
Net income			18,947		18,947
Other comprehensive loss, net of tax				(1,781)	(1,781)
Cash dividends declared on common stock ($0.24 per share)			(8,311)		(8,311)
Balance at March 31, 2026	41,249,873	$716,432	$432,255	$(32,996)	$1,115,691

	Three Months Ended March 31, 2025
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2024	33,990,827	$531,674	$387,097	$(55,244)	$863,527
Restricted stock units vested	149,937				—
Stock-based compensation expense		1,288			1,288
Common stock repurchased	(35,248)	(838)			(838)
Net income			13,911		13,911
Other comprehensive income, net of tax				11,898	11,898
Cash dividends declared on common stock ($0.24 per share)			(8,271)		(8,271)
Balance at March 31, 2025	34,105,516	$532,124	$392,737	$(43,346)	$881,515

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$18,947	$13,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(1,022)	447
(Reversal of) provision for credit losses	(1,030)	51
Stock-based compensation expense	1,296	1,288
Amortization of intangible assets	2,058	303
Amortization of tax credit investments	5,896	5,940
Deferred income tax expense	(11,353)	767
Bank owned life insurance income	(1,119)	(918)
Loss on sale of investment securities available for sale, net	—	3,887
Other	296	(6,423)
Net cash provided by operating activities	13,969	19,253
Cash flows from investing activities:
Loan originations and purchases, net of payments	16,463	37,882
Maturities and repayments of investment securities available for sale	38,841	31,270
Maturities and repayments of investment securities held to maturity	5,683	5,520
Purchase of investment securities available for sale	(315,883)	(28,221)
Purchase of premises and equipment	(1,303)	(1,172)
Purchase of bank owned life insurance	(39)	(39)
Proceeds from bank owned life insurance death benefit	759	—
Proceeds from surrender of bank owned life insurance	—	4,576
Purchases of Federal Home Loan Bank stock	(6,031)	(4,794)
Proceeds from sales of investment securities available for sale	193,500	56,971
Proceeds from redemption of Federal Home Loan Bank stock	6,121	10,172
Proceeds from sales of premises and equipment	—	11
Capital contributions to tax credit partnerships	(2,424)	(32,995)
Net cash received from acquisition	155,167	—
Net cash provided by investing activities	90,854	79,181
Cash flows from financing activities:
Net increase in deposits	(60,658)	160,722
Proceeds from borrowings	134,000	106,500
Repayment of borrowings	(134,000)	(225,100)
Common stock cash dividends paid	(8,151)	(8,158)
Repurchase of common stock	(960)	(838)
Net cash used by financing activities	(69,769)	33,126
Net increase (decrease) in cash and cash equivalents	35,054	131,560
Cash and cash equivalents at beginning of period	233,089	117,100
Cash and cash equivalents at end of period	$268,143	$248,660

Supplemental disclosures of cash flow information:
Cash paid for interest	$20,191	$23,744

	Three Months Ended March 31,
	2026	2025
Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$755	$—
Investment in LIHTC partnership and related funding commitment	35	142
Right of use assets obtained in exchange for new operating lease liabilities	1,034	2,523
Transfers of premises and equipment classified as held for sale to prepaid expenses and other assets from premises and equipment, net	—	93
Transfer of bank owned life insurance to prepaid expenses and other assets due to surrender of policies	—	4,576
Business Combinations:
Assets acquired	1,552,469	—
Liabilities assumed	(1,405,563)	—
Net assets acquired	146,906	—
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1)Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, the Bank. The Bank is headquartered in Olympia, Washington and conducts business from its 65 branch offices and two loan production offices located throughout Washington state, the greater Portland, Oregon area, Eugene, Oregon, and Boise, Idaho. The Bank’s business consists primarily of commercial lending and deposit relationships with small and medium-sized businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans and consumer loans and originates home equity loans on residential properties primarily located in its market areas. The Bank's deposits are insured by the FDIC, subject to applicable limitations.
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. It is recommended these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2025 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
On January 31, 2026, the Company completed its acquisition of Olympic (the "Merger"), a bank holding company headquartered in Port Orchard, Washington, and its subsidiary bank Kitsap Bank. The Company's financial results for periods ended prior to January 31, 2026 reflect only Heritage's standalone operations and are not directly comparable to the consolidated results for periods following the completion of the acquisition.
The accompanying Condensed Consolidated Financial Statements presented for the year end December 31, 2025 were derived from audited financial statements and do not include all disclosures required by GAAP.
To prepare unaudited Condensed Consolidated Financial Statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided. Management believes the judgments, estimates and assumptions used in the preparation of the unaudited Condensed Consolidated Financial Statements are appropriate based on the facts and circumstances at the time. Actual results, however, could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to management's estimate of the ACL on investment securities, management's estimate of the ACL on loans, management's estimate of the ACL on unfunded commitments, management's evaluation of goodwill impairment and management's estimate of the fair value of financial instruments. Estimates related to acquired loans and intangible assets require significant judgment, including discount rates, expected cash flows, and credit loss assumptions.
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary, the Bank. All significant intercompany balances and transactions among the Company and the Bank have been eliminated in consolidation.
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the unaudited Condensed Consolidated Financial Statements are disclosed in greater detail in the 2025 Annual Form 10-K. In conjunction with the Merger, the Company early adopted ASU 2025-08 Financial Instruments-Credit Losses: Purchased Loans as discussed below. There have not been any other material changes in the Company's significant accounting policies during the three months ended March 31, 2026 from those contained in the 2025 Annual Form 10-K.
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
FASB ASU 2025-08, Financial Instruments-Credit Losses: Purchased Loans, was issued in November 2025. The ASU makes significant changes to the accounting for certain acquired seasoned loans subject to the CECL model. It does not change the existing models for originated assets, PCD assets or other acquired assets. PCD assets are acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that as of the date of acquisition have experienced a more-than-insignificant deterioration in credit quality since origination. The ASU creates a new model for certain purchased loans expanding the gross-up approach to a newly created category of PSL (“purchased seasoned loans”) which will decrease the accretion on acquired loans classified as PSL. Purchased seasoned loans are accounted for using the gross-up method, with initial ACL recognized through a gross up to loans and the noncredit discount accreted into interest income over the life of the loan. The new standard is effective for annual periods beginning after December 15, 2026 and interim reporting periods within those annual periods. Early adoption is permitted. The Company elected early adoption of this ASU as of January 1, 2026. The Company has elected to apply the accounting policy option provided by the ASU to measure the ACL for PSL using the amortized cost basis which will be applied to all qualifying acquisitions on or after the adoption date.

(2)Business Combination
On January 31, 2026, the Company completed its acquisition of Olympic in an all-stock transaction. Olympic shareholders received 45.0 shares of Heritage common stock in exchange for each share of Olympic capital stock. Based on the number of issued and outstanding shares of Olympic capital stock on January 30, 2026 (the trading day immediately preceding the completion of the acquisition), 7,167,600 shares of Heritage common stock were issued as consideration in the Merger. Based on the closing price of Heritage common stock on Nasdaq as of January 30, 2026 of $25.81, the consideration that an Olympic shareholder was entitled to receive for each share of Olympic capital stock owned had a value of $1,161.45 with an aggregate transaction value of approximately $185.0 million.
During the three months ended March 31, 2026, the Company incurred acquisition-related costs of approximately $5.2 million which are included in the Company's Consolidated Statement of Income.
The Merger resulted in $38.1 million of goodwill, representing the excess of purchase price consideration over the fair value of net assets acquired. The primary reason for the Merger was to achieve synergies, expand market opportunities and capitalize on cost savings resulting from the combining of the operations of the companies. The goodwill recorded in connection with the Merger is not deductible for tax purposes. Additional details on goodwill and intangible assets are provided in Note 6-Goodwill and Intangible Assets.
Fair value determinations required significant estimates and assumptions, including discount rates, expected cash flows, and market conditions and are inherently subjective. Management believes the preliminary estimates are reasonable; however, they may be subject to adjustment during the measurement period, which will not exceed one year from the acquisition date, with any such adjustment recorded to goodwill.
The following table summarizes the consideration paid for Olympic and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

(Dollars in thousands)
Shares of Heritage common stock issued to Olympic shareholders	7,167,600
Heritage's market price per common share (in dollars) as of January 30, 2026	$25.81
Fair value of purchase price consideration transferred	$184,996

Fair value of assets acquired
Cash and cash equivalents	$155,167
Investment securities	311,979
Loans receivable, net	944,961
Premises and equipment, net	27,437
Federal Home Loan Bank stock, at cost	999
Bank owned life insurance	37,734
Accrued interest receivable	4,253
Prepaid expenses and other assets	19,634
Other intangible assets, net	50,305
Total assets acquired	1,552,469

Fair value of liabilities assumed
Deposits	1,388,996
Accrued expenses and other liabilities	16,567
Total liabilities assumed	1,405,563
Net assets acquired	146,906
Goodwill	$38,090
The following is a description of the methods used to determine the fair values of significant assets and liabilities presented above.
Cash and cash equivalents: Carrying amounts approximate fair value due to the short-term nature.
Investment securities: Fair values were based on quoted prices when available or, when not observable, on market-based inputs and valuation models using discounted cash flows.
Loans receivable, net: A third-party valuation was performed to estimate the fair value of the loans held for investment. Each loan was valued individually using discounted cash flow approach, incorporating contractual terms, expected credit losses, prepayment assumptions, and market-based discount rates. The present value of expected cash flows, adjusted for credit loss expectations, was used to determine fair value.
Heritage adopted ASU 2025-08 as of January 1, 2026. Under this guidance, the acquired financial assets are to be classified as either PCD, loans that have experienced more than insignificant credit deterioration since origination, or PSL. Per ASC 326-20-30-16, all loans that are acquired as part of a business combination accounted for using the acquisition method in accordance with Subtopic 805-20 that do not meet the definition of a PCD loan are determined to be PSLs. Loans acquired are recorded at fair value with no carryover of the related allowance for credit losses. The allowance for credit losses is determined on a collective basis and is allocated to the individual loans. The sum of the loan’s purchase price and the allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Non-PCD loans are given the same treatment as PCD loans as a result of the Company adopting ASU 2025-08 as of January 1, 2025.
The Company believes that all contractual cash flows related to PSLs will be collected. As such, these receivables were not considered PCD at the acquisition date and were not subject to the guidance relating to PCD loans, which have shown evidence of more than insignificant credit deterioration since origination. PSLs had a fair value and gross contractual amounts receivable of $936.5 million and $956.6 million on the date of acquisition.
The following table provides a reconciliation between the unpaid principal balance of acquired PCD loans and the purchase price at the acquisition date:

(dollars in thousands)
Unpaid principal balance of PCD Loans	$20,611
PCD ACL at acquisition	(174)
Non-credit discount on PCD Loans	(2,794)
Fair value of PCD Loans	$17,643
Premises and equipment: Fair values were determined using a market approach, supported by third-party appraisals and broker opinions of value for land, office buildings, and branch facilities.
Other intangible assets: Core deposit intangible assets represent the value of certain acquired deposit relationships. A third-party valuation was performed to estimate the fair value of the core deposit intangible. Fair value was estimated using a discounted cash flow methodology based on the present value of expected cost savings from utilizing core deposit funding compared to alternative funding sources. Key assumptions included expected customer attrition rates, net maintenance costs of the deposit base, alternative cost of funds, and interest costs associated with customer deposits. The resulting intangible assets are amortized over 10 years.
Deposits: Fair values for demand and savings deposits were estimated to equal the amounts payable on demand at the acquisition date. Fair values for the time deposits were determined using a discounted cash flow approach that applied current market interest rates to the contractual terms of the deposits.
Disclosure of Olympic's net interest income and net income (excluding integration costs), included in the Company's Consolidated Statements of Income, is impracticable due to the integration of systems and operations following the acquisition.
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three months ended March 31, 2026 and 2025, as if the Merger had been completed on January 1, 2025. Pro forma adjustments reflect changes in interest income from the accretion of discounts and premiums on acquired loans, changes in interest expense from amortization or accretion of fair value adjustments on interest-bearing deposits, and the amortization of the core deposit intangibles as if the deposits had been acquired on January 1, 2025. These pro forma results have been prepared for illustrative purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma information and are not necessarily indicative of what the Company’s operating results would have been, had the Merger actually taken place at the beginning of the previous annual period. The amounts do not reflect anticipated operating cost savings, revenue enhancements, or other synergies expected to result from the Merger. Actual results may differ from the unaudited pro forma information presented.

	Unaudited Pro Forma for the
	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Net interest income	$74,810	$70,947
Non-interest income	(5,473)	7,895
Net income before income taxes (1)	9,506	(1,188)
(1) Pro forma net income before income taxes for the three months ended March 31, 2026 was adjusted to exclude acquisition-related costs of $5.2 million. The pro forma assumes acquisition-related costs were incurred the first quarter of 2025.

(3)Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement the Bank’s lending activities.
There were no investment securities classified as trading at March 31, 2026 or December 31, 2025.
(a) Investment Securities by Classification, Type and Maturity
The following tables present the amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized and unrecognized gains and losses including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in AOCI, at the dates indicated:

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$13,472	$—	$(1,611)	$11,861
Municipal securities	71,921	64	(8,013)	63,972
Residential CMO and MBS(1)	519,437	2,213	(24,422)	497,228
Commercial CMO and MBS(1)	407,426	675	(11,285)	396,816
Corporate obligations	11,490	171	(81)	11,580
Other asset-backed securities	19,696	50	(55)	19,691
Total	$1,043,442	$3,173	$(45,467)	$1,001,148
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	March 31, 2026
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,341	$—	$(21,355)	$129,986
Residential CMO and MBS(1)	213,096	—	(9,899)	203,197
Commercial CMO and MBS(1)	303,826	16	(19,535)	284,307
Total	$668,263	$16	$(50,789)	$617,490
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$13,276	$—	$(1,574)	$11,702
Municipal securities	59,355	22	(7,954)	51,423
Residential CMO and MBS(1)	297,010	1,298	(23,040)	275,268
Commercial CMO and MBS(1)	260,953	917	(9,706)	252,164
Corporate obligations	10,500	72	(40)	10,532
Other asset-backed securities	6,411	30	(8)	6,433
Total	$647,505	$2,339	$(42,322)	$607,522
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,319	$—	$(20,870)	$130,449
Residential CMO and MBS(1)	217,707	303	(8,923)	209,087
Commercial CMO and MBS(1)	305,081	22	(19,352)	285,751
Total	$674,107	$325	$(49,145)	$625,287
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
The following table presents the amortized cost and fair value of investment securities by contractual maturity at the date indicated. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2026
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,059	$70	$—	$—
Due after one year through five years	11,701	11,498	14,835	13,196
Due after five years through ten years	51,007	47,341	121,506	104,993
Due after ten years	33,116	28,504	15,000	11,797
Total investment securities due at a single maturity date	96,883	87,413	151,341	129,986
MBS and Other asset-backed securities(1)	946,559	913,735	516,922	487,504
Total investment securities	$1,043,442	$1,001,148	$668,263	$617,490
(1) MBS and Other asset-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their payment speed.
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at March 31, 2026 or December 31, 2025.

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

	March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities(1)	$196	$—	$11,665	$(1,611)	$11,861	$(1,611)
Municipal securities	11,719	(59)	43,910	(7,954)	55,629	(8,013)
Residential CMO and MBS(2)	136,454	(1,349)	161,026	(23,073)	297,480	(24,422)
Commercial CMO and MBS(2)	122,822	(1,571)	147,704	(9,714)	270,526	(11,285)
Corporate obligations	4,455	(35)	3,954	(46)	8,409	(81)
Other asset-backed securities	10,572	(55)	—	—	10,572	(55)
Total	$286,218	$(3,069)	$368,259	$(42,398)	$654,477	$(45,467)
(1) Unrealized losses less than one thousand dollars.
(2) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—	$11,702	$(1,574)	$11,702	$(1,574)
Municipal securities(1)	1,241	—	45,785	(7,954)	47,026	(7,954)
Residential CMO and MBS(2)	2,330	(9)	169,621	(23,031)	171,951	(23,040)
Commercial CMO and MBS(2)	6,881	(7)	152,683	(9,699)	159,564	(9,706)
Corporate obligations	—	—	3,960	(40)	3,960	(40)
Other asset-backed securities	1,397	(8)	—	—	1,397	(8)
Total	$11,849	$(24)	$383,751	$(42,298)	$395,600	$(42,322)
(1) The unrealized loss on municipal securities in a continuous unrealized loss position less than 12 months was less than one thousand dollars.
(2) U.S.government agency and government-sponsored enterprise CMO and MBS.
(c) ACL on Investment Securities
The Company evaluated investment securities available for sale as of March 31, 2026 and December 31, 2025, and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of either March 31, 2026 or December 31, 2025. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of March 31, 2026 or December 31, 2025.
The Company also evaluated investment securities held to maturity for current expected credit losses as of March 31, 2026 or December 31, 2025. There were no investment securities held to maturity classified as nonaccrual or past due as of March 31, 2026 and December 31, 2025, and all were issued by the U.S. government and its agencies and either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and had a long history of no credit losses. Accordingly, the Company did not measure expected credit losses on investment securities held to maturity since the historical credit loss information adjusted for current conditions and reasonable and supportable forecast results in an expectation that nonpayment of the amortized cost basis is zero. Therefore, no ACL on investment securities held to maturity was recorded as of March 31, 2026 or December 31, 2025.

(d) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of investment securities available for sale determined using the specific identification method for the dates indicated:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Gross realized gains	$—	$—
Gross realized losses	—	(3,887)
Net realized losses	$—	$(3,887)
(e) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities that were pledged as collateral for the following obligations at the dates indicated:

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
State and local governments public deposits	$221,625	$212,380	$224,069	$216,012
FRB	392,569	354,834	395,364	358,480
Other securities pledged	77,134	73,091	55,291	51,349
Total	$691,328	$640,305	$674,724	$625,841
(f) Accrued Interest Receivable
Accrued interest receivable excluded from the amortized cost of investment securities available for sale totaled $3.6 million and $2.2 million at March 31, 2026 and December 31, 2025, respectively. Accrued interest receivable excluded from the amortized cost on investment securities held to maturity totaled $2.1 million and $2.2 million at March 31, 2026 and December 31, 2025, respectively.
No amounts of accrued interest receivable on investment securities available for sale or held to maturity were reversed against interest income on investment securities during the three months ended March 31, 2026 and 2025.

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
(a) Loan Origination/Risk Management
The Company categorizes the individual loans in the total loan portfolio into four segments: commercial business; residential real estate; real estate construction and land development; and consumer. Within these segments are classes of loans for which management monitors and assesses credit risk in the loan portfolios. A detailed description of the portfolio segments and classes is contained in the 2025 Annual Form 10-K.
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

The amortized cost of loans receivable, net of ACL on loans, consisted of the following portfolio segments and classes at the dates indicated:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,059,457	$818,000
Owner-occupied CRE	1,213,585	1,034,829
Non-owner occupied CRE	2,466,417	2,057,844
Total commercial business	4,739,459	3,910,673
Residential real estate	361,384	358,834
Real estate construction and land development:
Residential	123,409	95,350
Commercial and multifamily	288,493	247,975
Total real estate construction and land development	411,902	343,325
Consumer	209,493	170,434
Loans receivable	5,722,238	4,783,266
ACL on loans	(60,551)	(52,584)
Loans receivable, net	$5,661,687	$4,730,682

Balances included in the amortized cost of loans receivable:
Unamortized net discount on acquired loans	$(21,954)	$(694)
Unamortized net deferred fee	$(11,002)	$(11,152)
(b) Concentrations of Credit
Most of the Company’s lending activity occurs within its primary market areas which are concentrated along the I-5 corridor from Whatcom County, Washington to Lane County, Oregon, as well as Clallam, Jefferson, Kitsap, Mason, Spokane and Yakima County, Washington and Ada County, Idaho. Additionally, the Company's loan portfolio is concentrated in commercial business loans, which include commercial and industrial, owner-occupied and nonowner-occupied CRE loans, and commercial and multifamily real estate construction and land development loans. Commercial business loans and commercial and multifamily real estate construction and land development loans are generally considered as having a more inherent risk of default than residential real estate loans or other consumer loans. Also, the loan balance per borrower is typically larger for commercial loans than that for residential real estate loans and consumer loans, implying higher potential losses on an individual loan basis.
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
The Company utilizes a risk grading matrix to assign a risk grade to each of its loans. Loans are graded on a scale of 1 to 10. Risk grades are aggregated to create the risk categories of Pass for grades 1 to 6, Special Mention or "SM" for grade 7, Substandard or "SS" for grade 8, Doubtful for grade 9 and Loss for grade 10. Descriptions of the general characteristics of the risk grades, including qualitative information on how the risk grades relate to the risk of loss, are contained in the 2025 Annual Form 10-K. Numerical loan grades for loans are established at the origination of the loan. Changes to loan grades are considered at the time new information about the performance of a loan becomes available, including the receipt of updated financial information from the borrower, results of annual term loan reviews and scheduled loan reviews. For consumer loans, the Company follows the FDIC’s Uniform Retail Credit Classification and Account Management Policy for subsequent classification in the event of payment delinquencies or default. Typically, an individual loan grade will not be changed from the prior period unless there is a specific indication of credit deterioration or improvement. Credit deterioration is evidenced by delinquency, direct communications with the borrower or other borrower information that becomes known to management. Credit improvements are evidenced by known facts regarding the borrower or the collateral property.

Loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a Pass grade may have some estimated inherent losses, but to a lesser extent than the other loan grades. The SM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of any potential loss. The likelihood of loss for SM graded loans, however, is greater than Watch graded loans because there has been measurable credit deterioration. Loans with a SS grade have further credit deterioration and include both accrual loans and nonaccrual loans. For Doubtful and Loss graded loans, the Company is almost certain of the losses and the outstanding principal balances are generally charged off to the realizable value. There were no loans graded Doubtful or Loss as of March 31, 2026 or December 31, 2025.
The following tables present the amortized cost of loans receivable by risk grade and origination year at the dates indicated:

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2026	2025	2024	2023	2022	Prior
	(Dollars in thousands)
Commercial business:
Commercial and industrial
Pass	$24,003	$175,666	$176,928	$124,867	$109,602	$211,162	$155,428	$470	$978,126
SM	—	—	4,619	141	5,624	1,160	12,367	230	24,141
SS	330	1,965	2,714	18,900	7,065	7,173	12,449	6,594	57,190
Total	24,333	177,631	184,261	143,908	122,291	219,495	180,244	7,294	1,059,457
Owner-occupied CRE
Pass	25,582	154,813	148,065	98,678	154,019	575,506	714	5,600	1,162,977
SM	—	1,137	—	2,168	—	25,482	—	—	28,787
SS	—	310	—	4,591	—	16,920	—	—	21,821
Total	25,582	156,260	148,065	105,437	154,019	617,908	714	5,600	1,213,585
Non-owner occupied CRE
Pass	39,357	256,702	214,147	252,945	462,363	1,162,525	—	—	2,388,039
SM	—	—	—	3,699	—	43,231	—	—	46,930
SS	—	1,223	—	—	5,578	24,647	—	—	31,448
Total	39,357	257,925	214,147	256,644	467,941	1,230,403	—	—	2,466,417
Total commercial business
Pass	88,942	587,181	539,140	476,490	725,984	1,949,193	156,142	6,070	4,529,142
SM	—	1,137	4,619	6,008	5,624	69,873	12,367	230	99,858
SS	330	3,498	2,714	23,491	12,643	48,740	12,449	6,594	110,459
Total	89,272	591,816	546,473	505,989	744,251	2,067,806	180,958	12,894	4,739,459
Residential real estate
Pass	—	6	19,694	42,207	123,675	173,578	—	—	359,160
SS	—	—	—	194	873	1,157	—	—	2,224
Total	—	6	19,694	42,401	124,548	174,735	—	—	361,384
Real estate construction and land development:
Residential
Pass	20,403	70,021	20,534	6,932	1,265	999	2,306	—	122,460
SS	—	—	—	949	—	—	—	—	949
Total	20,403	70,021	20,534	7,881	1,265	999	2,306	—	123,409
Commercial and multifamily
Pass	12,020	102,743	77,865	39,665	44,496	1,452	—	—	278,241
SM	—	—	2,664	—	884	293	—	—	3,841
SS	—	846	—	—	—	5,565	—	—	6,411
Total	12,020	103,589	80,529	39,665	45,380	7,310	—	—	288,493

	March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2026	2025	2024	2023	2022	Prior
	(Dollars in thousands)
Total real estate construction and land development
Pass	32,423	172,764	98,399	46,597	45,761	2,451	2,306	—	400,701
SM	—	—	2,664	—	884	293	—	—	3,841
SS	—	846	—	949	—	5,565	—	—	7,360
Total	32,423	173,610	101,063	47,546	46,645	8,309	2,306	—	411,902
Consumer
Pass	215	3,941	1,345	1,851	3,605	17,435	179,029	784	208,205
SS	—	—	—	220	95	618	283	72	1,288
Total	215	3,941	1,345	2,071	3,700	18,053	179,312	856	209,493
Loans receivable
Pass	121,580	763,892	658,578	567,145	899,025	2,142,657	337,477	6,854	5,497,208
SM	—	1,137	7,283	6,008	6,508	70,166	12,367	230	103,699
SS	330	4,344	2,714	24,854	13,611	56,080	12,732	6,666	121,331
Total	$121,910	$769,373	$668,575	$598,007	$919,144	$2,268,903	$362,576	$13,750	$5,722,238
(1) Represents the loans receivable balance at March 31, 2026 which was converted from a revolving loan to a non-revolving amortizing loan during the three months ended March 31, 2026.

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
Non-owner-occupied CRE
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
(1) Represents the loans receivable balance at December 31, 2025 which was converted from a revolving loan to non-revolving amortizing loan during the year ended December 31, 2025.

The following tables present gross charge-offs by loan class and origination year, for the periods indicated:

	Three Months Ended March 31, 2026
	Current Period Gross Charge-offs by Origination Year						Revolving Loans	Total Gross Charge-Offs
	2026	2025	2024	2023	2022	Prior
	(Dollars in thousands)
Commercial business	$—	$—	$37	$361	$—	$2	$—	$400
Residential real estate	—	—	—	—	64	—	—	64
Consumer	—	—	1	—	—	27	91	119
Total	$—	$—	$38	$361	$64	$29	$91	$583

	Three Months Ended March 31, 2025
	Current Period Gross Charge-offs by Origination Year						Revolving Loans	Total Gross Charge-Offs
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
Commercial business	$—	$—	$222	$—	$—	$—	$—	$222
Consumer	—	—	10	2	—	44	98	154
Total	$—	$—	$232	$2	$—	$44	$98	$376

(d) Nonaccrual Loans
The following tables present the amortized cost of nonaccrual loans at the dates indicated:

	March 31, 2026
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$3,052	$2,042	$5,094
Non-owner occupied CRE	2,360	—	2,360
Total commercial business	5,412	2,042	7,454
Residential real estate	583	—	583
Real estate construction and land development:
Residential	949	—	949
Commercial and multifamily	5,565	—	5,565
Total real estate construction and land development	6,514	—	6,514
Consumer	407	—	407
Total	$12,916	$2,042	$14,958

	December 31, 2025
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$853	$2,086	$2,939
Non-owner occupied CRE	3,947	—	3,947
Total commercial business	4,800	2,086	6,886
Residential real estate	1,196	—	1,196
Real estate construction and land development:
Residential	6,713	—	6,713
Commercial and multifamily	5,695	—	5,695
Total real estate construction and land development	12,408	—	12,408
Consumer	486	—	486
Total	$18,890	$2,086	$20,976
The following table presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full or sale of previously classified nonaccrual loans during the periods indicated:

	Three Months Ended March 31,
	2026		2025
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$(38)	$1	$—	$13
Owner-occupied CRE	(9)	10	—	—
Non-owner occupied CRE	—	471	—	—
Total commercial business	(47)	482	—	13
Residential real estate	(5)	—	(28)	—

	Three Months Ended March 31,
	2026		2025
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
Real estate construction and land development:
Residential	—	412	—	—
Consumer	(2)		—	—
Total	$(54)	$894	$(28)	$13

For the three months ended March 31, 2026 and 2025, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full or sale.
(e) Past due loans
The Company performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The following tables present the amortized cost of past due loans at the dates indicated:

	March 31, 2026
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$8,432	$4,406	$12,838	$1,046,619	$1,059,457
Owner-occupied CRE	4,832	—	4,832	1,208,753	1,213,585
Non-owner occupied CRE	1,134	2,359	3,493	2,462,924	2,466,417
Total commercial business	14,398	6,765	21,163	4,718,296	4,739,459
Residential real estate	2,353	583	2,936	358,448	361,384
Real estate construction and land development:
Residential	—	949	949	122,460	123,409
Commercial and multifamily	5,565	—	5,565	282,928	288,493
Total real estate construction and land development	5,565	949	6,514	405,388	411,902
Consumer	71	197	268	209,225	209,493
Total	$22,387	$8,494	$30,881	$5,691,357	$5,722,238

	December 31, 2025
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$7,115	$1,973	$9,088	$808,912	$818,000
Owner-occupied CRE	735	—	735	1,034,094	1,034,829
Non-owner occupied CRE	1,955	3,947	5,902	2,051,942	2,057,844
Total commercial business	9,805	5,920	15,725	3,894,948	3,910,673
Residential real estate	425	1,389	1,814	357,020	358,834
Real estate construction and land development:
Residential	—	6,714	6,714	88,636	95,350
Commercial and multifamily	—	5,695	5,695	242,280	247,975
Total real estate construction and land development	—	12,409	12,409	330,916	343,325

	December 31, 2025
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Consumer	505	345	850	169,584	170,434
Total	$10,735	$20,063	$30,798	$4,752,468	$4,783,266
The following table present loans 90 days or more past due and still accruing interest:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Real estate construction and land development:
Residential	—	194
Total real estate construction and land development	—	194
Consumer	67	—
Total	$67	$194
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

	March 31, 2026
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$—	$482	$—	$1,941	$2,423
Non-owner occupied CRE	2,360	—	—	—	2,360
Total commercial business	2,360	482	—	1,941	4,783
Residential real estate	—	—	583	—	583
Real estate construction and land development:
Residential	—	—	949	—	949
Commercial and multifamily	5,565	—	—	—	5,565
Total real estate construction and land development	5,565	—	949	—	6,514
Consumer	—	—	407	—	407
Total	$7,925	$482	$1,939	$1,941	$12,287

	December 31, 2025
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$—	$482	$—	$61	$543
Non-owner occupied CRE	3,947	—	—	—	3,947
Total commercial business	3,947	482	—	61	4,490
Residential real estate	—	—	1,196	—	1,196
Real estate construction and land development:
Residential	—	—	6,713	—	6,713
Commercial and multifamily	5,695	—	—	—	5,695
Total real estate construction and land development	5,695	—	6,713	—	12,408

	December 31, 2025
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Consumer	—	—	486	—	486
Total	$9,642	$482	$8,395	$61	$18,580
There have been no significant changes to the collateral securing loans individually evaluated for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the three months ended March 31, 2026, except changes due to additions or removals of loans in this classification.
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
The following tables present the amortized cost of loans that were experiencing both financial difficulty and modified during the periods indicated:

	Three Months Ended March 31, 2026
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$13,807	$13,807	1.30%
Real estate construction and land development:
Commercial and multifamily	5,566	5,566	1.93
Total	$19,373	$19,373	0.34%

	Three Months Ended March 31, 2025
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$13,532	$13,532	1.59%
Owner-occupied CRE	224	224	0.02
Non-owner occupied CRE	692	692	0.04
Total commercial business	14,448	14,448	0.39
Real estate construction and land development:
Commercial and multifamily	893	893	0.24
Total real estate construction and land development	893	893	0.20
Consumer	7	7	—
Total	$15,348	$15,348	0.32%

The following tables present the financial effects of the loan modifications presented in the preceding tables during the periods indicated:

Three Months Ended March 31, 2026
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.93
Real estate construction and land development:
Commercial and multifamily	1.17
Total	1.00

Three Months Ended March 31, 2025
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.73
Owner-occupied CRE	0.42
Non-owner occupied CRE	0.42
Total commercial business	0.71
Commercial and multifamily	1.58
Consumer	2.92
Total	0.76

At March 31, 2026, there were $2.1 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the three months ended March 31, 2026. At December 31, 2025, there were $7.1 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the year ended December 31, 2025.
The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
The Company considers a modified loan in payment default if the borrower is 90 or more days past due. At March 31, 2026, there was one residential construction loan for $0.9 million that was 90 days past due or in default that had been modified due to term extension in the past 12 months. At December 31, 2025 there were three loans for a total of $6.8 million that were 90 days past due or in default that had been modified in the past 12 months, consisting of $6.7 million of residential construction and $0.1 million of consumer loans.
The following tables present the performance of loans that have been modified within the previous twelve months:

	March 31, 2026
	Current	30-89 Days	90 Days or Greater	Nonaccrual	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$7,269	$—	$—	$104	$7,373
Owner-occupied CRE	1,708	—	—	—	1,708
Non-owner occupied CRE	216	—	—	—	216
Total commercial business	9,193	—	—	104	9,297

Real estate construction and land development:
Residential	—	—	—	949	949
Total real estate construction and land development	—	—	—	949	949
Consumer	13	—	—	102	115
Total	$9,206	$—	$—	$1,155	$10,361

	March 31, 2025
	Current	30-89 Days	90 Days or Greater	Nonaccrual	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$7,903	$5,257	$—	$—	$13,160
Owner-occupied CRE	224	—	—	—	224
Non-owner occupied CRE	—	691	—	—	691
Total commercial business	8,127	5,948	—	—	14,075
Real estate construction and land development:
Residential	—	6,750	—	—	6,750
Commercial and multifamily	893	5,746	—	—	6,639
Total real estate construction and land development	893	12,496	—	—	13,389
Consumer	27	—	—	—	27
Total	$9,047	$18,444	$—	$—	$27,491
(h) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $18.4 million and $14.8 million at March 31, 2026 and December 31, 2025, respectively, and is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.
(i) Foreclosure proceedings in process
At March 31, 2026, there were no home equity loans for which formal foreclosure proceedings were in process. At December 31, 2025, there were two home equity loans valued at a total of $1.2 million secured by residential real estate, for which formal foreclosure proceedings were in process.

(5)Allowance for Credit Losses on Loans
The Company's methodology for determining the ACL on loans is based upon key assumptions, including the lookback periods, historic net charge-off factors, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation. For a description of the Company's ACL policy, see Note 1 - Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements included in Item 8. Financial Statements And Supplementary Data in our 2025 Annual Form 10-K.
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
The ACL on loans acquired in connection with the Merger was calculated using the same baseline loss rates, economic forecast models and qualitative adjustments as the Company.
In general, management's estimate of the ACL on loans uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The evaluation of the ACL on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize estimated losses on loans, future additions to the ACL on loans may be necessary based on further declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL on loans. Such agencies may require the Company to adjust the ACL based on their judgments about information available to them at the time of their examinations. The Company believes the ACL on loans was appropriate as of March 31, 2026 given all the above considerations.
The following tables detail the activity in the ACL on loans by segment and class for the periods indicated:

	Three Months Ended March 31, 2026
	Beginning Balance	Merger day 1 ACL on PCD loans	Merger day 1 ACL on PSL loans	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$9,302	$22	$3,760	$(400)	$4	$(292)	$12,396
Owner-occupied CRE	13,097	27	1,414	—	—	(341)	14,197
Non-owner occupied CRE	17,013	125	2,916	—	—	(286)	19,768
Total commercial business	39,412	174	8,090	(400)	4	(919)	46,361
Residential real estate	3,708	—	97	(64)	—	(252)	3,489

	Three Months Ended March 31, 2026
	Beginning Balance	Merger day 1 ACL on PCD loans	Merger day 1 ACL on PSL loans	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Real estate construction and land development:
Residential	1,037	—	108	—	—	(143)	1,002
Commercial and multifamily	6,587	—	374	—	—	418	7,379
Total real estate construction and land development	7,624	—	482	—	—	275	8,381
Consumer	1,840	—	496	(119)	27	76	2,320
Total	$52,584	$174	$9,165	$(583)	$31	$(820)	$60,551

	Three Months Ended March 31, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$9,766	$(222)	$26	$(227)	$9,343
Owner-occupied CRE	12,819	—	—	490	13,309
Non-owner occupied CRE	15,708	—	—	(78)	15,630
Total commercial business	38,293	(222)	26	185	38,282
Residential real estate	3,464	—	—	581	4,045
Real estate construction and land development:
Residential	779	—	—	(51)	728
Commercial and multifamily	7,877	—	—	(661)	7,216
Total real estate construction and land development	8,656	—	—	(712)	7,944
Consumer	2,055	(154)	51	(63)	1,889
Total	$52,468	$(376)	$77	$(9)	$52,160

The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Balance, beginning of period	$1,047	$587
Acquired provision for credit losses on unfunded commitments	348	—
(Reversal of) provision for credit losses on unfunded commitments	(210)	60
Balance, end of period	$1,185	$647

(6)Goodwill and Other Intangible Assets
(a) Goodwill
Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed in connection with mergers and acquisitions. During the three months ended March 31, 2026, the Company recorded $38.1 million of goodwill associated with the acquisition of Olympic. Additional information on the acquisition and purchase price allocations is provided in Note 2 - Business Combinations. There were no additions to goodwill during the three months ended March 31, 2025.

The following table presents the changes in the carrying amount of goodwill during the three months ended March 31, 2026:

(Dollars in thousands)
Balance at December 31, 2025	$240,939
Additions as a result of acquisitions	38,090
Balance at March 31, 2026	$279,029
Management analyzes the Company's goodwill on an annual basis on December 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of December 31, 2025 and concluded that there was no impairment as of that date. Even though there was no goodwill impairment at December 31, 2025, changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material impact on the Company's operating results.
(b) Other Intangible Assets
Other intangible assets represent core deposit intangibles acquired in business combinations with estimated useful lives of ten years. During the three months ended March 31, 2026, the Company recorded $50.3 million of core deposit intangibles associated with the acquisition of Olympic. There were no additions to other intangible assets during the three months ended March 31, 2025. Fully amortized core deposit intangibles of $12.1 million were removed from the gross carrying amount and accumulated amortization during the three months ended March 31, 2026.
The following table summarizes other intangible assets at the dates indicated:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Gross Carrying Value	$68,650	30,455
Accumulated amortization	(18,424)	(28,476)
Net carrying value	$50,226	$1,979
The following table presents the estimated aggregate amortization of other intangible assets at the dates indicated:

March 31, 2026
Estimated amortization expense
Remainder of 2026	$8,840
2027	9,658
2028	7,284
2029	5,790
2030	4,728
Thereafter	13,926
Total	$50,226

(7)Derivative Financial Instruments
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
The Company is exposed to credit-related losses in the event of nonperformance by the counterparty to these agreements. Credit risk for derivatives with the customer is controlled through the credit approval process, amount limits, and monitoring procedures and is concentrated within our primary market areas. Credit risk for derivatives with third-parties is concentrated among five well-known broker dealers.

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
The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at the dates indicated:

	March 31, 2026		December 31, 2025
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(Dollars in thousands)
Non-hedging interest rate derivatives
Interest rate swap asset(1)	$308,264	16,624	$276,349	$14,434
Interest rate swap liability(1)	308,264	(16,624)	276,349	(14,434)
(1) The estimated fair value of derivatives with customers was $(13.5) million and $(11.4) million as of March 31, 2026 and December 31, 2025, respectively. The estimated fair value of derivatives with third-parties was $13.5 million and $11.4 million as of March 31, 2026 and December 31, 2025, respectively.

(8)Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands, except shares)
Net income allocated to common shareholders	$18,947	$13,911
Basic:
Weighted average common shares outstanding	38,683,375	34,012,490
Diluted:
Basic weighted average common shares outstanding	38,683,375	34,012,490
Effect of potentially dilutive common shares(1)	421,194	493,748
Total diluted weighted average common shares outstanding	39,104,569	34,506,238
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive(2)	82,193	24,629
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
The following table summarizes the dividend activity during the three months ended March 31, 2026 and the calendar year 2025:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 22, 2025	$0.24	February 6, 2025	February 20, 2025
April 23, 2025	$0.24	May 7, 2025	May 21, 2025
July 23, 2025	$0.24	August 6, 2025	August 20, 2025
October 22, 2025	$0.24	November 5, 2025	November 19, 2025
January 16, 2026	$0.24	January 28, 2026	February 11, 2026

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
(c) Stock Repurchase Program
On April 24, 2024, the Board authorized the repurchase of up to 5% of the Company's outstanding common shares or 1,734,492 shares in total, under a new stock repurchase program (the "Repurchase Program"), with 796,832 shares remaining available for repurchase as of March 31, 2026. The Repurchase Program superseded a previous stock repurchase program, authorized in March 2020. The Repurchase Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will make any further repurchases going forward. Under the Repurchase Program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on business and market conditions, regulatory requirements, availability of funds, and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Repurchase Program’s expiration, without any prior notice.

(9)Fair Value Measurements
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

Derivative Financial Instruments:
The Company obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Company has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of March 31, 2026 and December 31, 2025, the Company assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Company has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2026
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$11,861	$—	$11,861	$—
Municipal securities	63,972	—	63,972	—
Residential CMO and MBS(1)	497,228	—	497,228	—
Commercial CMO and MBS(1)	396,816	—	396,816	—
Corporate obligations	11,580	—	11,580	—
Other asset-backed securities	19,691	—	19,691	—
Total investment securities available for sale	1,001,148	—	1,001,148	—
Equity security	488	488	—	—
Derivative assets - interest rate swaps	16,624	—	16,624	—
Liabilities
Derivative liabilities - interest rate swaps	$16,624	$—	$16,624	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$11,702	$—	$11,702	$—
Municipal securities	51,423	—	51,423	—
Residential CMO and MBS(1)	275,268	—	275,268	—
Commercial CMO and MBS(1)	252,164	—	252,164	—
Corporate obligations	10,532	—	10,532	—
Other asset-backed securities	6,433	—	6,433	—
Total investment securities available for sale	607,522	—	607,522	—
Equity security	265	265	—	—
Derivative assets - interest rate swaps	14,434	—	14,434	—
Liabilities
Derivative liabilities - interest rate swaps	$14,434	$—	$14,434	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables present assets measured at fair value on a nonrecurring basis at the dates indicated:

	Fair Value at March 31, 2026
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$1,882	$—	$—	$1,882
Other real estate owned:
Residential	755	—	—	755
Total assets measured at fair value on a nonrecurring basis	$2,637	$—	$—	$2,637

	Fair Value at December 31, 2025
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral-dependent loans:
Residential real estate	806	—	—	806
Total assets measured at fair value on a nonrecurring basis	$806	$—	$—	$806
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

	March 31, 2026
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average(1)
	(Dollars in thousands)
Collateral-dependent loans	$1,882	Market approach	Adjustments to reflect current conditions and selling costs	10.0% - 10.0%	10.0%
Other real estate owned	$755	Market approach	Adjustments to reflect current conditions and selling costs	10.0%- 16.1%	13.1%

	December 31, 2025
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average(1)
	(Dollars in thousands)
Collateral-dependent loans	$806	Market approach	Adjustments to reflect current conditions and selling costs	10.0% - 10.0%	10.0%
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

The following tables present the carrying value of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	March 31, 2026
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$268,143	$268,143	$268,143	$—	$—
Investment securities available for sale	1,001,148	1,001,148	—	1,001,148	—
Investment securities held to maturity	668,263	617,490	—	617,490	—
Loans receivable, net	5,661,687	5,677,810	—	—	5,677,810
Derivative assets - interest rate swaps	16,624	16,624	—	16,624	—
Equity security	488	488	488	—	—
Financial Liabilities:
Non-maturity deposits	$6,121,859	$6,121,859	$6,121,859	$—	$—
Certificates of deposit	1,126,678	1,132,833	—	1,132,833	—
Borrowings	20,000	20,218	—	20,218	—
Junior subordinated debentures	22,424	20,990	—	—	20,990
Derivative liabilities - interest rate swaps	16,624	16,624	—	16,624	—

	December 31, 2025
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$233,089	$233,089	$233,089	$—	$—
Investment securities available for sale	607,522	607,522	—	607,522	—
Investment securities held to maturity	674,107	625,287	—	625,287	—
Loans receivable, net	4,730,682	4,740,417	—	—	4,740,417
Derivative assets - interest rate swaps	14,434	14,434	—	14,434	—
Equity security	265	265	265	—	—
Financial Liabilities:
Non-maturity deposits	$4,982,336	$4,982,336	$4,982,336	$—	$—
Certificates of deposit	937,863	942,011	—	942,011	—
Borrowings	20,000	20,044	—	20,044	—
Junior subordinated debentures	22,350	21,102	—	—	21,102
Derivative liabilities - interest rate swaps	14,434	14,434	—	14,434	—

(10)Investments in Tax Credits Structures
The Company's tax credit investments include LIHTC investments and a Solar Tax Credit investment. LIHTC investments promote qualified affordable housing projects, some of which also support the Company’s regulatory compliance with the CRA. The Company’s investments in these entities generate a return primarily through the realization of federal income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These tax credits and deductions are recognized as a reduction to income tax expense. For the Company’s accounting policies on tax credit investments, see Note 1 - Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements included in Item 8. Financial Statements And Supplementary Data in our 2025 Annual Form 10-K.
LIHTC Investments
The carrying values of investments in unconsolidated LIHTC investments were $156.9 million and $162.8 million as of March 31, 2026 and December 31, 2025, respectively, as a component of prepaid expense and other assets on the Condensed Consolidated Statements of Financial Condition. LIHTCs are accounted for using the proportional amortization method. During the three months ended March 31, 2026 and 2025, the Company recognized proportional amortization of $5.9 million and $5.9 million, respectively, as a component of income tax in the Condensed Consolidated Statements of Income.
Total unfunded contingent commitments related to the Company's LIHTC investments totaled $15.7 million and $18.1 million at March 31, 2026 and December 31, 2025, respectively, as a component of accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition. The Company expects to fund LIHTC commitments totaling $4.7 million during the remaining nine months during the year ending December 31, 2026 and $1.9 million during the year ending December 31, 2027, with the remaining commitments of $9.1 million to be funded by December 31, 2041.
There were no significant modifications or events that resulted in a change in the nature or change in the underlying project for the Company's LIHTC investments at March 31, 2026 or December 31, 2025.
Solar Tax Credit Investment
The Solar Tax Credit investment is accounted for using the equity method. During the three months ended March 31, 2026 and 2025, the Company recorded no amortization expense in connection with the Solar Tax Credit investment.

(11)Income Taxes
The following table presents the reconciliation of income taxes computed at the federal statutory income tax rate of 21% to the actual effective rate for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Income tax expense at Federal statutory rate	$4,703	$3,393
State tax, net of Federal tax benefit	249	165
Tax-exempt instruments	(338)	(315)
BOLI surrender	—	—
Federal tax credits and other benefits(1)	(1,181)	(1,186)
Effects of BOLI	(211)	(179)
Effects of Merger	487	—
Restricted stock unit excess (benefit) liability	(23)	(17)
Other, net	(236)	387
Income tax expense	$3,450	$2,248
(1) Federal tax credits are provided for under the Solar Tax Credit and LIHTC programs.

(12)Commitments and Contingencies
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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$610,416	$554,438
Owner-occupied CRE	15,610	12,169
Non-owner occupied CRE	25,482	38,954
Total commercial business	651,508	605,561

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Real estate construction and land development:
Residential	65,233	56,487
Commercial and multifamily	228,534	199,742
Total real estate construction and land development	293,767	256,229
Consumer	401,364	339,999
Total outstanding commitments	$1,346,639	$1,201,789

(13)Segment Information
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
Accounting policies for the Company's one segment are described in Note 1 - Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements included in Item 8. Financial Statements And Supplementary Data in our 2025 Annual Form 10-K. Segment performance is evaluated using consolidated net income which is also reported on the Condensed Consolidated Statements of Income as net income. The measure of segment assets is reported on the Condensed Consolidated Statements of Financial Condition as total assets.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the three months ended March 31, 2026. The information contained in this section should be read together with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Cautionary Note Regarding Forward-Looking Statements included herein and the December 31, 2025 audited Consolidated Financial Statements, and the accompanying Notes included in our 2025 Annual Form 10-K.

Overview
Heritage Financial Corporation is a bank holding company that was incorporated in the State of Washington in August 1997. We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly-owned subsidiary and single reportable segment, Heritage Bank.
Heritage Bank is headquartered in Olympia, Washington and conducts business from its 65 branch offices located throughout Washington State, the greater Portland, Oregon area, Eugene, Oregon and Boise, Idaho and its one loan production office in Spokane, Washington as of March 31, 2026. Heritage Bank also does business under the Whidbey Island Bank name on Whidbey Island, Washington and does business under the Kitsap Bank name for certain branches acquired in the Olympic Merger.
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
Recent Acquisition
On January 31, 2026, the Company completed its acquisition of Olympic, a bank holding company headquartered in Port Orchard, Washington, pursuant to the Agreement and Plan of Bank Merger, dated as of September 25, 2025, by and between the Company and Olympic (the "merger agreement"), whereby Olympic merged with and into the Company, and Kitsap Bank, Olympic's wholly-owned banking subsidiary, merged with and into the Bank. Pursuant to the terms of the merger agreement, Olympic shareholders received 45.0 shares of Heritage common stock for each share of Olympic capital stock based on a fixed exchange ratio. Olympic's principal activity was the ownership and operation of Kitsap Bank, a state-chartered banking institution that operated sixteen branches in Washington at the time of closing. The merger consideration, consisting of 7,167,600 shares of Heritage common stock, totaled approximately $185.0 million, based on the closing price of Heritage common stock on January 30, 2026 (the trading day immediately preceding the completion of the acquisition), as reported on the Nasdaq Global Select Market.
The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of acquired institutions prior to the consummation date are not included in the accompanying consolidated financial statements. The acquisition method of accounting requires assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determines the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities, deposits and borrowings with the assistance of third party valuations, appraisals, and third party advisors. The estimated fair values are subject to refinement for up to one year after deal consummation as additional information becomes available relative to the closing date fair values.

Results of Operations
Net Income
Comparison of the quarter ended March 31, 2026 to the comparable quarter in the prior year
Net income increased $5.0 million, or 36.2%, to $18.9 million, or $0.48 per diluted common share, for the three months ended March 31, 2026, compared to $13.9 million, or $0.40 per diluted common share, for the same period in 2025.
The increase in net income was primarily due to a $15.5 million increase in net interest income and a $4.8 million increase in noninterest income. Net interest income increased primarily due to an increase in average interest earning assets, which increased substantially as a result of the Merger. Noninterest income increased due to a $3.9 million pre-tax loss on the sale of investment securities recognized during the three months ended March 31, 2025 while no loss was recognized during the three months ended March 31, 2026.
These improvements were partially offset by a $15.2 million increase in noninterest expense primarily due to expenses associated with the Merger, including increases related to compensation and employee benefits due to increased headcount, severance expense, occupancy and equipment expense primarily due to additional rent expense, and additional data processing expense due to an increase in transactional accounts and balances.
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

Comparison of the quarter ended March 31, 2026 to the comparable quarter in the prior year
The following table provides net interest income information for the periods indicated:

	Three Months Ended March 31,
	2026			2025			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable (2)(3)	$5,412,943	$76,445	5.73%	$4,793,917	$64,436	5.45%	$619,026	$12,009	0.28%
Taxable securities	1,486,343	12,570	3.43	1,427,976	11,739	3.33	58,367	831	0.10
Nontaxable securities (3)	15,662	129	3.34	15,686	139	3.59	(24)	(10)	(0.25)
Interest earning deposits	172,723	1,531	3.59	96,118	1,052	4.44	76,605	479	(0.85)
Total interest earning assets	7,087,671	90,675	5.19%	6,333,697	77,366	4.95%	753,974	13,309	0.24%
Noninterest earning assets	847,331			769,530			77,801
Total assets	$7,935,002			$7,103,227			$831,775
Interest Bearing Liabilities:
Certificates of deposit	$1,064,676	$8,814	3.36%	$980,336	$9,670	4.00%	$84,340	$(856)	(0.64)%
Savings accounts	540,403	315	0.24	426,321	293	0.28	114,082	22	(0.04)
Interest bearing demand and money market accounts	3,303,007	11,618	1.43	2,705,686	9,526	1.43	597,321	2,092	—
Total interest bearing deposits	4,908,086	20,747	1.71	4,112,343	19,489	1.92	795,743	1,258	(0.21)
Junior subordinated debentures	22,382	430	7.79	22,086	471	8.65	296	(41)	(0.86)
Borrowings	27,372	279	4.13	320,286	3,716	4.71	(292,914)	(3,437)	(0.58)
Total interest bearing liabilities	4,957,840	21,456	1.76%	4,454,715	23,676	2.16%	503,125	(2,220)	(0.40)%
Noninterest bearing demand deposits	1,833,284			1,631,268			202,016
Other noninterest bearing liabilities	94,834			150,615			(55,781)
Stockholders’ equity	1,049,044			866,629			182,415
Total liabilities and stock-holders’ equity	$7,935,002			$7,103,227			$831,775
Net interest income and spread		$69,219	3.43%		$53,690	2.79%		$15,529	0.64%
Net interest margin			3.96%			3.44%			0.52%
(1) Average balances are calculated using daily balances. Average yield/rate is annualized.
(2) Average loans receivable includes loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable includes the amortization of net deferred loan fees of $819,000 and $752,000 for the three months ended March 31, 2026 and 2025, respectively and the incremental accretion on purchased loans of $1.6 million and $153,000 for the three months ended March 31, 2026 and 2025, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.

The following table provides the changes in net interest income for the three months ended March 31, 2026 compared to the same period in 2025, due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and rates allocated proportionately to the absolute value of changes due to volume and changes due to rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable	$8,623	$3,386	$12,009
Taxable securities	488	343	831
Nontaxable securities	—	(10)	(10)
Interest earning deposits	710	(231)	479
Total interest income	$9,821	$3,488	$13,309
Interest Bearing Liabilities:
Certificates of deposit	$785	$(1,641)	$(856)
Savings accounts	70	(48)	22
Interest bearing demand and money market accounts	2,101	(9)	2,092
Total interest bearing deposits	2,956	(1,698)	1,258
Junior subordinated debentures	6	(47)	(41)
Borrowings	(3,034)	(403)	(3,437)
Total interest expense	$(72)	$(2,148)	$(2,220)
Net interest income	$9,893	$5,636	$15,529
Net interest income increased $15.5 million, or 28.9%, to $69.2 million for the three months ended March 31, 2026, compared to $53.7 million for the same period in 2025, due primarily to a $13.3 million increase in total interest income and a $2.2 million decrease in total interest expense. The increase in net interest income was primarily due to an increase in average interest earning assets, which increased substantially as a result of the Merger.
Net interest margin increased 52 basis points to 3.96% for the three months ended March 31, 2026, compared to 3.44% for the same period in 2025. The increase in net interest margin was due primarily to the increase in net interest income discussed above, with the primary contributor being increases in both the average loan balance and loan yield as a result of the Merger.
The yield on interest earning assets increased 24 basis points to 5.19% for the three months ended March 31, 2026, compared to 4.95% for the same period in 2025. The yield on loans receivable increased 28 basis points to 5.73% during the three months ended March 31, 2026, compared to 5.45% for the same period in 2025. The increase was due primarily to the incremental accretion on purchased loans which contributed 12 basis points to loan yield and interest income recognized on nonaccrual loans which contributed six basis points to loan yield during the three months ended March 31, 2026. The incremental accretion and the impact to loan yield will change during any period based on the volume of prepayments, but is expected to decrease over time as the balance of the purchased loans decreases.
The cost of interest bearing deposits decreased 21 basis points to 1.71% for the three months ended March 31, 2026, from 1.92% for same period in 2025. This decrease was primarily due to the deposits acquired from Olympic, which had a lower cost of deposits.

The following table presents the net interest margin and loan yield and the effect of the incremental accretion on purchased loans on these ratios for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Net Interest Margin, excluding incremental accretion on purchased loans, annualized:
Net interest margin	3.96%	3.44%
Exclude impact from incremental accretion on purchased loans(2)	(0.09)%	(0.01)%
Net interest margin, excluding incremental accretion on purchased loans(1)	3.87%	3.43%

Loan yield, excluding incremental accretion on purchased loans, annualized:
Loan yield	5.73%	5.45%
Exclude impact from incremental accretion on purchased loans(2)	(0.12)	(0.01)
Loan yield, excluding incremental accretion on purchased loans(1)	5.61%	5.44%

Incremental accretion on purchased loans(1)	$1,623	$153
(1) Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" section for a reconciliation to the comparable GAAP financial measure.
(2) Represents the amount of interest income recorded on purchased loans in excess of the contractual stated interest rate in the individual loan notes due to incremental accretion of purchased discount or premium. Purchased discount or premium is the difference between the contractual loan balance and the fair value of acquired loans at the acquisition date. The purchased discount is accreted into income over the remaining life of the loan. The impact of incremental accretion on loan yield will change during any period based on the volume of prepayments, but it is expected to decrease over time as the balance of the purchased loans decreases.

Provision for Credit Losses
The aggregate of the (reversal of) provision for credit losses on loans and on unfunded commitments is presented on the unaudited Condensed Consolidated Statements of Income as the provision for credit losses. The ACL on unfunded commitments is included on the unaudited Condensed Consolidated Statements of Financial Condition within accrued expenses and other liabilities.
Comparison of the quarter ended March 31, 2026 to the comparable quarter in the prior year
The following table presents the (reversal of) provision for credit losses for the periods indicated:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(Dollars in thousands)
(Reversal of) provision for credit losses on loans	$(820)	$(9)	$(811)	(9011.1)%
(Reversal of) provision for credit losses on unfunded commitments	(210)	60	(270)	450.0
(Reversal of) provision for credit losses	$(1,030)	$51	$(1,081)	2119.6%
The (reversal of) provision for credit losses on loans reflects the amount required to maintain the ACL on loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves and is impacted by quarterly charge-offs and recoveries. The reversal of provision for credit losses on loans was $820,000 during the three months ended March 31, 2026 and was due primarily to a decrease in the weighted average life of loans which decreased the calculated reserves. Future assessments of expected credit losses will be impacted not only by changes in the composition of and amount of loans and to the reasonable and supportable forecast, but also by an updated assessment of qualitative factors, as well as consideration of any changes in the reasonable and supportable forecast reversion period.
The reversal of provision for credit losses on unfunded commitments recognized during the three months ended March 31, 2026 was due primarily to an increase in utilization rates which resulted in a smaller unfunded capacity.
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

Noninterest Income
Comparison of the three months ended March 31, 2026 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(Dollars in thousands)
Service charges and other fees	$3,367	$2,975	$392	13.2%
Card revenue	2,103	1,733	370	21.4
Loss on sale of investment securities, net	—	(3,887)	3,887	(100.0)
BOLI income	1,119	918	201	21.9
Gain on sale of other assets, net	—	3	(3)	(100.0)
Other income	2,110	2,161	(51)	(2.4)
Total noninterest income	$8,699	$3,903	$4,796	122.9%
Noninterest income increased $4.8 million from the same period in 2025, due primarily to a $3.9 million pre-tax loss on the sale of investment securities recognized during the three months ended March 31, 2025 as part of the Company's strategic balance sheet repositioning efforts, and due to increases in service charges and other fees, card revenue and BOLI income due to income from the deposit portfolio and BOLI acquired from Olympic.

Noninterest Expense
Comparison of three months ended March 31, 2026 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Three Months Ended March 31,		Change
	2026	2025	$	%
	(Dollars in thousands)
Compensation and employee benefits	$33,972	$25,799	$8,173	31.7%
Occupancy and equipment	5,330	4,926	404	8.2
Data processing	5,093	3,897	1,196	30.7
Marketing	383	335	48	14.3
Professional services	2,842	734	2,108	287.2
State/municipal business and use taxes	1,674	1,220	454	37.2
Federal deposit insurance premium	1,037	812	225	27.7
Other real estate owned, net	4	—	4	100.0
Amortization of intangible assets	2,058	303	1,755	579.2
Other expense	4,158	3,357	801	23.9
Total noninterest expense	$56,551	$41,383	$15,168	36.7%
Noninterest expense increased $15.2 million, or 36.7%, to $56.6 million during the three months ended March 31, 2026, compared to $41.4 million during the same period in 2025. The increases were primarily due to expenses from the Merger, including increases related to compensation and employee benefits due to increased headcount, severance expense, occupancy and equipment expense primarily due to additional rent expense, and additional data processing expense due to an increase in transactional accounts and balances. Noninterest expense also increased due to an increase in the amortization of intangible assets of $1.8 million, relating to the Merger. Professional fees increased due primarily to Merger-related costs recognized during the three months ended March 31, 2026. Total Merger-related expenses incurred during the three months ended March 31, 2026 were $5.2 million and consisted of severance expense, professional fees, core conversion costs and contract termination costs.

Income Tax Expense
Comparison of the three months ended March 31, 2026 to the comparable period in the prior year
The following table presents the income tax expense, and related metrics and change for the periods indicated:

	Three Months Ended March 31,
	2026	2025	Change
	(Dollars in thousands)
Income before income taxes	$22,397	$16,159	$6,238
Income tax expense	$3,450	$2,248	$1,202
Effective income tax rate	15.4%	13.9%	1.5%
Income tax expense and the effective income tax rate both increased due primarily to higher estimated pre-tax income, which decreased the impact of favorable permanent tax items such as tax-exempt investments, investments in BOLI and LIHTC investments during the three months ended March 31, 2026 compared to the same period in 2025.

Financial Condition
The following table provides a comparison of the changes in the Company's financial condition at the periods indicated:

	March 31, 2026	December 31, 2025	Change
			$	%
	(Dollars in thousands)
Assets
Cash and cash equivalents	$268,143	$233,089	$35,054	15.0%
Investment securities available for sale, at fair value, net	1,001,148	607,522	393,626	64.8
Investment securities held to maturity, at amortized cost, net	668,263	674,107	(5,844)	(0.9)
Loans receivable, net	5,661,687	4,730,682	931,005	19.7
Other real estate owned	755	—	755	100.0
Premises and equipment, net	100,509	74,690	25,819	34.6
Federal Home Loan Bank stock, at cost	6,072	5,163	909	17.6
Bank owned life insurance	144,865	105,974	38,891	36.7
Accrued interest receivable	24,278	19,280	4,998	25.9
Prepaid expenses and other assets	293,429	273,925	19,504	7.1
Other intangible assets, net	50,226	1,979	48,247	2,437.9
Goodwill	279,029	240,939	38,090	15.8
Total assets	$8,498,404	$6,967,350	$1,531,054	22.0%

Liabilities and Stockholders' Equity
Total deposits	$7,248,537	$5,920,199	$1,328,338	22.4%
Borrowings	20,000	20,000	—	—
Junior subordinated debentures	22,424	22,350	74	0.3
Accrued expenses and other liabilities	91,752	83,297	8,455	10.2
Total liabilities	7,382,713	6,045,846	1,336,867	22.1
Common stock	716,432	531,100	185,332	34.9
Retained earnings	432,255	421,619	10,636	2.5
Accumulated other comprehensive loss, net	(32,996)	(31,215)	(1,781)	(5.7)
Total stockholders' equity	1,115,691	921,504	194,187	21.1
Total liabilities and stockholders' equity	$8,498,404	$6,967,350	$1,531,054	22.0%
Total assets increased during the three months ended March 31, 2026 primarily as a result of the Merger. Assets acquired, including goodwill, totaled $1.59 billion at the Merger closing date of January 31, 2026. Total liabilities and stockholders' equity increased primarily as a result of the Merger. Total deposits acquired were $1.39 billion, and total common stock issued in the Merger was $185.0 million.

Investment Activities
Our investment policy is established by the Board and monitored by the Risk Committee of the Board. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. The policy permits investment in various types of liquid assets permissible under applicable regulations. Purchase of investments in sub-investment grade bonds is not permitted under the policy.
The following table provides information regarding our investment securities at the dates indicated:

	March 31, 2026		December 31, 2025		Change
	Balance	% of Total	Balance	% of Total	$	%
	(Dollars in thousands)
Investment securities available for sale, at fair value:
U.S. government and agency securities	$11,861	0.7%	$11,702	0.9%	$159	1.4%
Municipal securities	63,972	3.8	51,423	4.0	12,549	24.4
Residential CMO and MBS(1)	497,228	29.8	275,268	21.5	221,960	80.6
Commercial CMO and MBS(1)	396,816	23.7	252,164	19.7	144,652	57.4
Corporate obligations	11,580	0.7	10,532	0.8	1,048	10.0
Other asset-backed securities	19,691	1.2	6,433	0.5	13,258	206.1
Total	$1,001,148	59.9%	$607,522	47.4%	$393,626	64.8%

Investment securities held to maturity, at amortized cost:
U.S. government and agency securities	$151,341	9.1%	$151,319	11.8%	$22	—%
Residential CMO and MBS(1)	213,096	12.8	217,707	17.0	(4,611)	(2.1)
Commercial CMO and MBS(1)	303,826	18.2	305,081	23.8	(1,255)	(0.4)
Total	$668,263	40.1%	$674,107	52.6%	$(5,844)	(0.9)%

Total investment securities	$1,669,411	100.0%	$1,281,629	100.0%	$387,782	30.3%
(1) U.S. government agency and government-sponsored enterprise CMO and MBS obligations.
Total investment securities increased $387.8 million, or 30.3%, to $1.67 billion at March 31, 2026 from $1.28 billion at December 31, 2025. The increase was primarily due to the Merger with acquired investment securities balances of $312.0 million. The Company repositioned a portion of the acquired portfolio during the three months ended March 31, 2026, with sales of $193.5 million and purchases of $315.9 million. No gains or losses were recognized on the investment sales due to the repositioning occurring immediately after close of the Merger. Purchases exceeded sales in the repositioning due to the investment of excess cash acquired in the Merger, which was a result of the sale of investment securities by Olympic during the month preceding the Merger. Investment maturities and repayments totaled $44.5 million during the three months ended March 31, 2026.

Loan Portfolio
Changes by loan type
The Company originates a wide variety of loans with a focus on commercial business loans. In addition to originating loans, the Company may also acquire loans through pool purchases, participation purchases and syndicated loan purchases.
The following table provides information about our loan portfolio by type of loan at the dates indicated:

	March 31, 2026		December 31, 2025		Change
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	$	%
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,059,457	18.5%	$818,000	17.1%	$241,457	29.5%
Owner-occupied CRE	1,213,585	21.2	1,034,829	21.6	178,756	17.3
Non-owner occupied CRE	2,466,417	43.1	2,057,844	43.0	408,573	19.9
Total commercial business	4,739,459	82.8	3,910,673	81.7	828,786	21.2
Residential real estate	361,384	6.3	358,834	7.5	2,550	0.7

	March 31, 2026		December 31, 2025		Change
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	$	%
	(Dollars in thousands)
Real estate construction and land development:
Residential	123,409	2.2	95,350	2.0	28,059	29.4
Commercial and multifamily	288,493	5.0	247,975	5.2	40,518	16.3
Total real estate construction and land development	411,902	7.2	343,325	7.2	68,577	20.0
Consumer	209,493	3.7	170,434	3.6	39,059	22.9
Total	$5,722,238	100.0%	$4,783,266	100.0%	$938,972	19.6%
Loans receivable increased $939.0 million, or 19.6%, to $5.72 billion at March 31, 2026, from $4.78 billion at December 31, 2025 due primarily to loans acquired in the Merger. New loans funded during the three months ended March 31, 2026 were $97.0 million, which was in line with new loans funded during the same period in 2025 of $95.8 million. Loan prepayments were $72.5 million and loan payoffs were $46.5 million during the three months ended March 31, 2026.
The following table summarizes the composition of acquired loans at the Merger closing date of January 31, 2026:

	January 31, 2026
	Balance	% of Total
Merger - Loan Composition	(Dollars in thousands)
Commercial business:
Commercial and industrial	$251,819	26.4%
Owner-occupied CRE	172,141	18.0%
Non-owner occupied CRE	414,899	43.5%
Total commercial business	838,859	87.9%
Residential real estate	11,703	1.2%
Real estate construction and land development:
Residential	26,765	2.8%
Commercial and multifamily	35,894	3.8%
Total real estate construction and land development	62,659	6.6%
Consumer	41,079	4.3%
Loans receivable	954,300	100.0%

The following table provides information about owner occupied CRE and non-owner occupied CRE loans by collateral type at the dates indicated:

	March 31, 2026		December 31, 2025		Change
	Amortized Cost	% of CRE Loans	Amortized Cost	% of CRE Loans	$	%
	(Dollars in thousands)
Owner occupied and non-owner occupied CRE loans by collateral type:
Office	$675,693	18.4%	$588,772	19.0%	$86,921	14.8%
Industrial	620,441	16.9	541,664	17.5	78,777	14.5
Multi-family	587,912	16.0	520,602	16.8	67,310	12.9
Retail store / shopping center	455,093	12.4	338,939	11.0	116,154	34.3
Mini-storage	261,277	7.1	155,130	5.0	106,147	68.4
Mixed use property	158,447	4.3	156,853	5.1	1,594	1.0
Motel / hotel	122,269	3.3	124,612	4.0	(2,343)	(1.9)
Warehouse	130,303	3.5	133,544	4.3	(3,241)	(2.4)
Single purpose	136,682	3.7	134,290	4.3	2,392	1.8

	March 31, 2026		December 31, 2025		Change
	Amortized Cost	% of CRE Loans	Amortized Cost	% of CRE Loans	$	%
	(Dollars in thousands)
Recreational / school	86,982	2.4	83,047	2.7	3,935	4.7
Other	444,903	12.0	315,220	10.3	129,683	41.1
Total	$3,680,002	100.0%	$3,092,673	100.0%	$587,329	19.0%
Office loans represented the largest segment of owner-occupied and non-owner occupied CRE loans, totaling $675.7 million, or 18.4% of total CRE loans, at March 31, 2026. Of this total, $311.6 million, or 46.1%, were owner-occupied CRE loans. Owner-occupied CRE loans have a lower risk profile than non-owner occupied CRE loans, as there is less tenant rollover risk and they generally include guarantees from the company occupying the space as well as the owners of the company.
Loans classified as nonaccrual and nonperforming assets
The following table provides information about our nonaccrual loans and nonperforming assets at the dates indicated:

	March 31, 2026	December 31, 2025	Change
			$	%
	(Dollars in thousands)
Nonaccrual loans:(1)
Commercial business	$7,454	$6,886	$568	8.2%
Residential real estate	583	1,196	(613)	(51.3)
Real estate construction and land development	6,514	12,408	(5,894)	(47.5)
Consumer	407	486	(79)	(16.3)
Total nonaccrual loans	14,958	20,976	(6,018)	(28.7)
Accruing loans past due 90 days or more	$67	$194	$(127)	(65.5)%
Total nonperforming loans	15,025	21,170	(6,145)	(29.0)
Other real estate owned	755	—	755	100.0
Total nonperforming assets	$15,780	$21,170	$(5,390)	(25.5)%

Credit quality ratios:
Nonaccrual loans to loans receivable	0.26%	0.44%	(0.18)	(40.9)
Nonperforming loans to loans receivable	0.26	0.44	(0.18)	(40.9)
Nonperforming assets to total assets	0.19	0.30	(0.11)	(36.7)
(1) At March 31, 2026 and December 31, 2025, $4.2 million and $2.4 million, respectively, of nonaccrual loans, were guaranteed by government agencies.
The following table provides the changes in nonaccrual loans during the three months ended March 31, 2026:

(Dollars in thousands)
Balance, beginning of period	$20,976
Additions	3,388
Net principal payments, and sales	(261)
Payoffs	(7,800)
Charge-offs	(463)
Transfer to OREO	(741)
Return to accrual	(141)
Balance, end of period	$14,958
Nonaccrual loans decreased $6.0 million to $15.0 million at March 31, 2026, compared to $21.0 million at December 31, 2025. Payoffs during the three months ended March 31, 2026 consisted of three loans totaling $7.8 million, including one $5.8 million residential construction loan and one $1.5 million CRE non-owner occupied loan. These payoffs were partially offset by the migration $3.4 million in loans to nonaccrual status including three commercial and industrial loans totaling $2.6 million. Olympic did not have any nonaccrual loans as of the acquisition date of January 31, 2026.
Accruing loans past due 90 days or more included one $67,000 consumer loan that is well secured and in the process of collection.

Allowance for Credit Losses on Loans
The following table provides information regarding our ACL on loans for the periods indicated:

	At or For the Three Months Ended March 31,
	2026	2025	Change
	(Dollars in thousands)
ACL on loans at the end of period	$60,551	$52,160	$8,391

Credit quality ratios:
ACL on loans to loans receivable	1.06%	1.09%	(0.03)%
ACL on loans to nonaccrual loans	404.81	1,175.30	(770.49)

Net charge-offs (recoveries)	$552	$299	$253
Average balance of loans receivable during the period	5,412,943	4,793,917	619,026
Net charge-offs (recoveries) on loans to average loans receivable annualized	0.04%	0.03%	0.01%
The ACL on loans as a percentage of loans receivable was 1.06% at March 31, 2026 compared to 1.10% at December 31, 2025. The ACL on loans increased $8.0 million, or 15.2%, to $60.6 million at March 31, 2026, compared to $52.6 million at December 31, 2025 due primarily to the initial ACL recorded on the loans acquired in the Merger of $9.3 million.
The ACL on loans as a percentage of loans receivable decreased 3 basis points to 1.06% at March 31, 2026 from 1.09% at March 31, 2025, due primarily to a lower weighted average life of acquired loans which decreased the calculated reserves for these loans.
The following table presents the ACL on loans by loan portfolio segment at the dates indicated:

	March 31, 2026			December 31, 2025
	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans
	(Dollars in thousands)
Commercial business	$46,361	0.98%	82.8%	$39,412	1.01%	81.7%
Residential real estate	3,489	0.97	6.3	3,708	1.03	7.5
Real estate construction and land development	8,381	2.03	7.2	7,624	2.22	7.2
Consumer	2,320	1.11	3.7	1,840	1.08	3.6
Total ACL on loans	$60,551	1.06%	100.0%	$52,584	1.10%	100.0%

Deposits
The following table summarizes the Company's deposits at the dates indicated:

	March 31, 2026		December 31, 2025		Change
	Balance	% of Total Deposits	Balance	% of Total Deposits	$	%
	(Dollars in thousands)
Noninterest demand deposits	$2,066,383	28.5%	$1,597,650	27.0%	$468,733	29.3%
Interest bearing demand deposits	1,860,679	25.7	1,627,259	27.5	233,420	14.3
Money market accounts	1,588,678	21.9	1,334,904	22.5	253,774	19.0
Savings accounts	606,119	8.4	422,523	7.1	183,596	43.5
Total non-maturity deposits	6,121,859	84.5	4,982,336	84.1	1,139,523	22.9
Certificates of deposit	1,126,678	15.5	937,863	15.9	188,815	20.1
Total deposits	$7,248,537	100.0%	$5,920,199	100.0%	$1,328,338	22.4%
Total deposits increased $1.33 billion, or 22.4%, to $7.25 billion at March 31, 2026, from $5.92 billion at December 31, 2025 due primarily to deposits acquired in the Merger.

The following table summarizes the composition of acquired deposits at the Merger date of January 31, 2026:

	January 31, 2026
	Balance	% of Total
Merger - Deposit Composition	(Dollars in thousands)
Noninterest demand deposits	$410,394	29.6%
Interest bearing demand deposits	336,742	24.2%
Money market accounts	217,685	15.7%
Savings accounts	175,032	12.6%
Total non-maturity deposits	1,139,853	82.1%
Certificates of deposit	249,143	17.9%
Total deposits	$1,388,996	100.0%
Borrowings
At March 31, 2026, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $1.49 billion. The FHLB functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. The Bank had $20.0 million in FHLB advances outstanding at both March 31, 2026, and December 31, 2025. Advances from the FHLB may be collateralized by FHLB stock owned by the Bank, deposits at the FHLB, certain commercial and residential real estate loans, investment securities or other assets. All FHLB advances at March 31, 2026 were short-term and mature in less than one year.
The Bank maintains a credit facility with the FRB through the Discount Window with available borrowing capacity of $341.4 million at March 31, 2026. The Bank had no FRB borrowings outstanding at March 31, 2026 or December 31, 2025.
The Company assumed trust preferred securities and the related junior subordinated debentures as part of a prior acquisition. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital. The junior subordinated debentures outstanding were $22.4 million as of March 31, 2026 and December 31, 2025, net of unaccreted discount.
The Bank maintains available unsecured federal funds lines with four correspondent banks totaling $145.0 million, with no outstanding borrowings at March 31, 2026 or December 31, 2025.

Stockholders' Equity
Total stockholders' equity increased $194.2 million, or 21.1%, to $1,115.7 million at March 31, 2026, compared to $921.5 million at December 31, 2025 due primarily to stock issued as consideration in the Merger. The Company’s stockholders' equity to assets ratio was 13.1% at March 31, 2026, compared to 13.2% at December 31, 2025.
The following table summarizes changes in stockholders' equity for the Company for the period indicated:

Three Months Ended March 31, 2026
(In thousands)
Balance, beginning of period	$921,504
Common stock issued in Merger	184,996
Net income	18,947
Cash dividends declared on common stock	(8,311)
Accumulated other comprehensive loss	(1,781)
Other	336
Balance, end of period	$1,115,691
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our Board after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon the receipt of dividends from the Bank, which is the Company’s predominant source of income. On April 22, 2026, the Board declared a regular quarterly dividend of $0.24 per common share payable on May 20, 2026 to shareholders of record on May 6, 2026.

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

Regulatory Requirements
The Company is a bank holding company under the supervision of the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect in the unaudited Condensed Consolidated Financial Statements and operations. Additionally, the Company and the Bank are required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. Management believes that, as of March 31, 2026, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of March 31, 2026 and December 31, 2025, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories.
The following table summarizes the Company's (consolidated) and the Bank's actual capital ratios compared to the regulatory "adequately capitalized" capital ratios and the regulatory minimum capital ratios needed to qualify as a "well capitalized" institution, as calculated under regulatory guideline at the dates presented:

	Actual		Adequately Capitalized		Well-Capitalized(1)
	(Dollars in thousands)
March 31, 2026
Total capital ratio
Company	$903,874	13.5%	$537,347	8.0%	$671,684	10.0%
Bank	888,320	13.2	536,896	8.0	671,121	10.0
Tier 1 capital ratio
Company	842,177	12.5	403,010	6.0	537,347	8.0
Bank	826,623	12.3	402,672	6.0	536,896	8.0
Common equity Tier 1 capital ratio
Company	819,753	12.2	302,258	4.5	436,595	6.5
Bank	826,623	12.3	302,004	4.5	436,228	6.5
Leverage ratio
Company	842,177	10.3	327,691	4.0	409,614	5.0
Bank	826,623	10.1	327,480	4.0	409,350	5.0
December 31, 2025
Total capital ratio
Company	$786,057	14.1%	$446,102	8.0%	$557,628	10.0%
Bank	775,354	13.9	445,750	8.0	557,187	10.0
Tier 1 capital ratio
Company	732,473	13.1	334,577	6.0	446,102	8.0
Bank	721,770	13.0	334,312	6.0	445,750	8.0
Common equity Tier 1 capital ratio
Company	710,123	12.7	250,933	4.5	362,458	6.5
Bank	721,770	13.0	205,734	4.5	362,172	6.5
Leverage ratio
Company	732,473	10.8	270,061	4.0	337,576	5.0
Bank	721,770	10.7	269,879	4.0	337,348	5.0
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
The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $2.83 billion, or 39.1% of total deposits, at March 31, 2026 and $2.43 billion, or 41.1% of total deposits, at December 31, 2025. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. At March 31, 2026, we had $48.5 million in brokered deposits, or 0.67% of total deposits, compared to $77.5 million, or 1.31% of total deposits, at December 31, 2025. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition so we adhere to internal management targets assigned to the loan to deposit ratio, liquidity ratio, net short-term non-core funding ratio and non-core liabilities to total assets ratio to ensure an appropriate liquidity position. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.
The following table summarizes the Company's available liquidity as of the dates indicated:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
On-balance sheet liquidity
Cash and cash equivalents	$268,143	$233,089
Unencumbered investment securities available for sale(1)	978,332	606,968
Total on-balance sheet liquidity	$1,246,475	$840,057
Off-balance sheet liquidity
FRB borrowing availability	$341,449	$346,307
FHLB borrowing availability(2)	1,469,277	1,285,640
Fed funds line borrowing availability with correspondent banks	145,000	145,000
Total off-balance sheet liquidity	$1,955,726	$1,776,947
Total available liquidity	$3,202,201	$2,617,004
(1) Investment securities available for sale at fair value.
(2) Includes FHLB borrowing availability of $1.49 billion at March 31, 2026 based on pledged assets; however, maximum credit capacity is 45% of the Bank's total assets one quarter in arrears, or $3.13 billion.
Management believes the capital sources are adequate to meet all reasonably foreseeable short-term and long-term cash requirements and there has not been a material change in our capital resources since the information disclosed in our 2025 Annual Form 10-K. We are not aware of any reasonably likely material changes in the mix and relative cost of such resources.

Critical Accounting Estimates
Our critical accounting estimates are described in detail in the "Critical Accounting Estimates" section within Item 7 of our 2025 Annual Form 10-K. The SEC defines "critical accounting estimates" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company's critical accounting estimates include estimates of the ACL on loans and goodwill.
As a result of the recent acquisition of Olympic, the Company identified a new critical accounting estimate related to the fair value measurement of assets acquired and liabilities assumed. Management believes the estimates and assumptions used in determining these fair values, particularly for loans, intangible assets, and goodwill, are significant to understanding the Company's financial condition and results of operations. These estimates require complex and subjective judgments, and accordingly, management considers them to be critical accounting estimates.

Non-GAAP Financial Measures and Reconciliations
This document contains certain financial measures not presented in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") in addition to financial measures presented in accordance with GAAP. The Company has presented these non-GAAP financial measures in this document because it believes that they provide useful and comparative information to assess trends in the Company’s capital, performance and asset quality reflected in the current quarter and comparable period results and to facilitate comparison of its performance with the performance of its peers. These non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. They should not be considered in isolation or as a substitute for financial measures presented in accordance with GAAP. These non-GAAP financial measures may not be comparable to similarly titled measures reported by other companies. Reconciliations of the non-GAAP financial measures used in this document to the comparable GAAP financial measures are presented below.
The Company believes presenting loan yield and net interest margin excluding the effect of discount accretion on purchased loans is useful in assessing the impact of acquisition accounting on loan yield as the effect of loan discount accretion is expected to decrease as the acquired loans mature or roll off our balance sheet.
The following table presents the calculations of our non-GAAP financial measures as of the dates indicated:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(Dollar amounts in thousands)
Loan yield, excluding incremental accretion on purchased loans, annualized:
Interest and fees on loans (GAAP)	$76,445	$64,436
Exclude incremental accretion on purchased loans	1,623	153
Adjusted interest and fees on loans (non-GAAP)	$74,822	$64,283

Average loans receivable, net (GAAP)	$5,412,943	$4,793,917

Loan yield, annualized (GAAP)	5.73%	5.45%
Loan yield, excluding incremental accretion on purchased loans, annualized (non-GAAP)	5.61%	5.44%

Net Interest Margin, excluding incremental accretion on purchased loans, annualized:
Net interest income before provision (GAAP)	$69,219	$53,690
Exclude incremental accretion on purchased loans	1,623	153
Adjusted net interest income before provision (non-GAAP)	$67,596	$53,537

Average Interest earning assets (GAAP)	$7,087,671	$6,333,697

Net interest margin (GAAP)	3.96%	3.44%
Net interest margin, excluding incremental accretion on purchased loans (non-GAAP)	3.87%	3.43%

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
Net interest income simulation
We use an income simulation model as the primary tool to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Modeling the sensitivity of net interest income is highly dependent on numerous assumptions incorporated into the modeling process. Key assumptions in the model include prepayment speeds on loans and investment securities, repricing betas on non-maturity deposits, and repricing on investment securities, loans, and borrowings. In order to measure the interest rate risk sensitivity as of March 31, 2026, this simulation model uses a “static balance sheet” assumption, meaning the size and mix of the balance sheet remains the same as maturing cash flows from assets and liabilities are reinvested into the same categories at the current level of interest rates. The simulation also assumes an instantaneous and sustained uniform change in market interest rates at all maturities.
The following table summarizes the estimated effect on net interest income over a 12 month period measured against a flat rate (no interest rate change) scenario for the dates indicated:

	March 31, 2026		December 31, 2025
	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
Change in Interest Rates (Basis Points)	(Dollars in thousands)
+200(shock)	6,638	2.2	4,586	1.9
+100(shock)	4,745	1.6	3,399	1.4
+0(flat)	—	—	—	—
-100(shock)	(3,941)	(1.3)	(2,442)	(1.0)
-200(shock)	(11,208)	(3.7)	(7,769)	(3.3)
The Company’s balance sheet sensitivity to changes in market rates shows a slight increase in asset sensitivity at March 31, 2026 compared to December 31, 2025. This is due primarily to balance sheet changes resulting from the Merger. For each of the interest rate scenarios modeled and measured by management as presented in the preceding table, results at March 31, 2026 were well within established risk tolerances as established by policy.
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
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As permitted by SEC rules, the Company excluded from its assessment the internal control over financial reporting of Olympic, which was acquired on January 31, 2026.

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

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors set forth in Item 1A of the Company’s 2025 Annual Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Repurchase Programs
The following table provides information about repurchases of common stock by the Company during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased at Period End Under the Program
January 1, 2026—January 31, 2026	—	$—	—	796,832
February 1, 2026— February 28, 2026	—	—	—	796,832
March 1, 2026—March 31, 2026	38,560	24.89	—	796,832
Total	38,560	$24.89
(1)All of the common shares repurchased by the Company between January 1, 2026 and March 31, 2026 represented the cancellation of stock to pay withholding taxes on vested restricted stock units and were not repurchased pursuant to the publicly announced stock repurchase program.

On April 24, 2024, the Board approved a plan to repurchase of up to 5% of the Company's outstanding common shares or approximately 1,734,492 shares. The April 2024 repurchase program superseded a previous stock repurchase program, authorized in March 2020.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

ITEM 6.     EXHIBITS

		Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date
2.1	Agreement and Plan of Merger, by and between Heritage Financial Corporation and Olympic Bancorp, Inc., dated September 25, 2025*	8-K	2.1	09/26/2025

3.1	Amended and Restated Articles of Incorporation of Heritage Financial Corporation	8-K	3.1(B)	05/18/2010

3.2	Amendment to Amended and Restated Articles of Incorporation of Heritage Financial Corporation	DEF-14A	_	03/18/2011

3.3	Amended and restated Bylaws of Heritage Financial Corporation	8-K	3.3	06/30/2020

10.1	Form of Heritage Bank 2026 Endorsement Method Split Dollar Agreement	10-K	10.4	02/27/2026

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Incorporated by Reference
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date/Period End Date

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
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

HERITAGE FINANCIAL CORPORATION
Date:
May 8, 2026	/S/ BRYAN D. MCDONALD
Bryan D. McDonald
President and Chief Executive Officer
(Principal Executive Officer)
Date:
May 8, 2026	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)