Form 10-Q
period 2026-06-30
HERITAGE FINANCIAL CORP /WA/
filed 2026-08-07
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026 or

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
As of July 29, 2026, there were 40,915,558 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2026

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
•the effects of acts of war or terrorism, foreign relations, military conflicts, including the wars in Iran and Ukraine, ongoing conflicts in the Middle East, and other international military conflicts that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, affect global supply chains, increase the volatility of financial markets, and other matters beyond our control;
•effects of other external events on our business and the businesses of our clients;
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
•emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business or customers;
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
•the availability of future equity and debt issuances and other capital raising opportunities on favorable terms;
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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except share data)

	June 30, 2026	December 31, 2025
ASSETS
Cash on hand and in banks	$102,555	$52,587
Interest earning deposits	101,820	180,502
Cash and cash equivalents	204,375	233,089
Investment securities available for sale, at fair value, net (amortized cost of $1,020,125 and $647,505, respectively)	971,437	607,522
Investment securities held to maturity, at amortized cost, net (fair value of $607,782 and $625,287, respectively)	661,839	674,107
Total investment securities	1,633,276	1,281,629
Loans receivable	5,747,741	4,783,266
Allowance for credit losses on loans	(59,473)	(52,584)
Loans receivable, net	5,688,268	4,730,682
Other real estate owned	755	—
Premises and equipment, net	98,034	74,690
Federal Home Loan Bank stock, at cost	12,653	5,163
Bank owned life insurance	146,350	105,974
Accrued interest receivable	23,056	19,280
Prepaid expenses and other assets	297,501	273,925
Other intangible assets, net	47,269	1,979
Goodwill	279,029	240,939
Total assets	$8,430,566	$6,967,350
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest bearing deposits	$1,972,702	$1,597,650
Interest bearing deposits	5,066,004	4,322,549
Total deposits	7,038,706	5,920,199
Borrowings	166,250	20,000
Junior subordinated debentures	22,497	22,350
Accrued expenses and other liabilities	93,421	83,297
Total liabilities	7,320,874	6,045,846
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 40,906,122 and 33,963,500 shares issued and outstanding, respectively	707,889	531,100
Retained earnings	439,799	421,619
Accumulated other comprehensive loss, net	(37,996)	(31,215)
Total stockholders’ equity	1,109,692	921,504
Total liabilities and stockholders’ equity	$8,430,566	$6,967,350
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except shares and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
INTEREST INCOME:
Interest and fees on loans	$81,935	$65,373	$158,380	$129,809
Taxable interest on investment securities	14,464	11,579	27,034	23,318
Nontaxable interest on investment securities	128	137	257	276
Interest on interest earning deposits	1,147	1,411	2,678	2,463
Total interest income	97,674	78,500	188,349	155,866
INTEREST EXPENSE:
Deposits	21,391	20,150	42,138	39,639
Junior subordinated debentures	431	472	861	943
Borrowings	1,036	2,895	1,315	6,611
Total interest expense	22,858	23,517	44,314	47,193
Net interest income	74,816	54,983	144,035	108,673
(Reversal of) provision for credit losses	(921)	956	(1,951)	1,007
Net interest income after (reversal of) provision for credit losses	75,737	54,027	145,986	107,666
NONINTEREST INCOME:
Service charges and other fees	3,592	2,932	6,959	5,907
Card revenue	2,595	2,008	4,698	3,741
Loss on sale of investment securities, net	(217)	(6,854)	(217)	(10,741)
Interest rate swap fees	3	19	3	19
Bank owned life insurance income	1,485	1,280	2,604	2,198
Gain on sale of other assets, net	—	5	—	8
Other income	1,853	2,127	3,963	4,288
Total noninterest income	9,311	1,517	18,010	5,420
NONINTEREST EXPENSE:
Compensation and employee benefits	35,769	25,467	69,741	51,266
Occupancy and equipment	6,014	4,840	11,344	9,766
Data processing	10,218	3,666	15,311	7,563
Marketing	437	336	820	671
Professional services	939	1,122	3,781	1,856
State/municipal business and use taxes	1,801	1,205	3,475	2,425
Federal deposit insurance premium	881	810	1,918	1,622
Other real estate owned, net	44	—	48	—
Amortization of intangible assets	2,957	302	5,015	605
Other expense	5,264	3,337	9,422	6,694
Total noninterest expense	64,324	41,085	120,875	82,468
Income before income taxes	20,724	14,459	43,121	30,618
Income tax expense	3,178	2,244	6,628	4,492
Net income	$17,546	$12,215	$36,493	$26,126
Basic earnings per share	$0.42	$0.36	$0.91	$0.77
Diluted earnings per share	$0.42	$0.36	$0.90	$0.76
Dividends declared per share	$0.24	$0.24	$0.48	$0.48
Average number of basic shares outstanding	41,079,781	34,028,592	39,888,198	34,037,067
Average number of diluted shares outstanding	41,541,763	34,446,710	40,364,364	34,512,260
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income	$17,546	$12,215	$36,493	$26,126
Change in fair value of investment securities available for sale, net of tax of $(1,463), $250, $(2,018), and $2,881 respectively	(5,149)	885	(6,905)	9,822
Amortization of net unrealized gain for the reclassification of investment securities available for sale to held to maturity, net of tax of $(6), $(21), $(13), and $(41) respectively	(20)	(73)	(45)	(143)
Reclassification adjustment for net loss from sale of investment securities available for sale included in income, net of tax benefit of $48, $1,509, $48, and $2,365 respectively	169	5,345	169	8,376
Other comprehensive (loss) income	(5,000)	6,157	(6,781)	18,055
Comprehensive income	$12,546	$18,372	$29,712	$44,181
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except shares and per share data)

	Three Months Ended June 30, 2026
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at March 31, 2026	41,249,873	$716,432	$432,255	$(32,996)	$1,115,691
Restricted stock units vested	30,953				—
Stock-based compensation expense		1,569			1,569
Common stock repurchased	(374,704)	(10,112)			(10,112)
Net income			17,546		17,546
Other comprehensive loss, net of tax				(5,000)	(5,000)
Cash dividends declared on common stock ($0.24 per share)			(10,002)		(10,002)
Balance at June 30, 2026	40,906,122	$707,889	$439,799	$(37,996)	$1,109,692

	Six Months Ended June 30, 2026
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2025	33,963,500	$531,100	$421,619	$(31,215)	$921,504
Restricted stock units vested	188,286				—
Stock-based compensation expense		2,865			2,865
Common stock repurchased	(413,264)	(11,072)			(11,072)
Stock issued in connection with acquisition	7,167,600	184,996			184,996
Net income			36,493		36,493
Other comprehensive loss, net of tax				(6,781)	(6,781)
Cash dividends declared on common stock ($0.48 per share)			(18,313)		(18,313)
Balance at June 30, 2026	40,906,122	$707,889	$439,799	$(37,996)	$1,109,692

	Three Months Ended June 30, 2025
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at March 31, 2025	34,105,516	$532,124	$392,737	$(43,346)	$881,515
Restricted stock units vested	45,507				—
Stock-based compensation expense		1,245			1,245
Common stock repurchased	(197,829)	(4,611)			(4,611)
Net income			12,215		12,215
Other comprehensive income, net of tax				6,157	6,157
Cash dividends declared on common stock ($0.24 per share)			(8,309)		(8,309)
Balance at June 30, 2025	33,953,194	$528,758	$396,643	$(37,189)	$888,212

	Six Months Ended June 30, 2025
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2024	33,990,827	$531,674	$387,097	$(55,244)	$863,527
Restricted stock units vested	195,444				—
Stock-based compensation expense		2,533			2,533
Common stock repurchased	(233,077)	(5,449)			(5,449)
Net income			26,126		26,126
Other comprehensive income, net of tax				18,055	18,055
Cash dividends declared on common stock ($0.48 per share)			(16,580)		(16,580)
Balance at June 30, 2025	33,953,194	$528,758	$396,643	$(37,189)	$888,212
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$36,493	$26,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(2,413)	637
(Reversal of) provision for credit losses	(1,951)	1,007
Stock-based compensation expense	2,865	2,533
Amortization of intangible assets	5,015	605
Amortization of tax credit investments	11,793	11,894
Deferred income tax (benefit) expense	(11,104)	895
Bank owned life insurance income	(2,604)	(2,198)
Loss on sale of investment securities available for sale, net	217	10,741
Other	(1,254)	(10,473)
Net cash provided by operating activities	37,057	41,767
Cash flows from investing activities:
Loan originations and purchases, net of payments	(6,529)	28,359
Maturities and repayments of investment securities available for sale	68,399	64,534
Maturities and repayments of investment securities held to maturity	11,974	13,068
Purchase of investment securities available for sale	(359,931)	(84,669)
Purchase of premises and equipment	(3,296)	(2,770)
Purchase of bank owned life insurance	(39)	(39)
Proceeds from bank owned life insurance death benefit	759	502
Proceeds from surrender of bank owned life insurance	—	5,091
Purchases of Federal Home Loan Bank stock	(28,610)	(13,795)
Proceeds from sales of investment securities available for sale	231,633	141,682
Proceeds from redemption of Federal Home Loan Bank stock	22,119	19,226
Proceeds from sales of premises and equipment	—	52
Capital contributions to tax credit partnerships	(4,062)	(34,213)
Net cash received from acquisition	155,167	—
Net cash provided by investing activities	87,584	137,028
Cash flows from financing activities:
Net (decrease) increase in deposits	(270,489)	99,800
Proceeds from borrowings	635,750	306,500
Repayment of borrowings	(489,500)	(426,300)
Common stock cash dividends paid	(18,044)	(16,350)
Repurchase of common stock	(11,072)	(5,449)
Net cash used by financing activities	(153,355)	(41,799)
Net increase (decrease) in cash and cash equivalents	(28,714)	136,996
Cash and cash equivalents at beginning of period	233,089	117,100
Cash and cash equivalents at end of period	$204,375	$254,096

	Six Months Ended June 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$43,025	$47,540
Cash paid for income taxes, net of refunds	3,400	800

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$755	$—
Investment in LIHTC partnership and related funding commitment	35	142
Right of use assets obtained in exchange for new operating lease liabilities	1,034	2,653
Transfers of premises and equipment classified as held for sale to prepaid expenses and other assets from premises and equipment, net	1,790	93
Transfer of bank owned life insurance to prepaid expenses and other assets due to surrender of policies	—	8,463
Business Combinations:
Assets acquired	1,552,469	—
Liabilities assumed	(1,405,563)	—
Net assets acquired	146,906	—
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(1)Description of Business, Basis of Presentation, Significant Accounting Policies and Recently Issued Accounting Pronouncements
(a) Description of Business
The Company is primarily engaged in the business of planning, directing and coordinating the business activities of its wholly-owned subsidiary, the Bank. The Bank is headquartered in Olympia, Washington and conducts business from its branch offices located throughout Washington state, the greater Portland, Oregon area, Eugene, Oregon, and Boise, Idaho. The Bank’s business consists primarily of commercial lending and deposit relationships with small and medium-sized businesses and their owners in its market areas and attracting deposits from the general public. The Bank also makes real estate construction and land development loans and consumer loans and originates home equity loans on residential properties primarily located in its market areas. The Bank's deposits are insured by the FDIC, subject to applicable limitations.
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. It is recommended these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2025 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
The accompanying Condensed Consolidated Financial Statements presented for the year ended December 31, 2025 were derived from audited financial statements and do not include all disclosures required by GAAP.
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
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the unaudited Condensed Consolidated Financial Statements are disclosed in greater detail in the 2025 Annual Form 10-K. In conjunction with the Merger, the Company early adopted ASU 2025-08 Financial Instruments-Credit Losses: Purchased Loans as discussed below. There have not been any other material changes in the Company's significant accounting policies during the six months ended June 30, 2026 from those contained in the 2025 Annual Form 10-K.
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
During the three and six months ended June 30, 2026, the Company incurred acquisition-related costs of approximately $7.5 million and $12.7 million, respectively, which are included in the Company's Consolidated Statement of Income.
The Merger resulted in $38.1 million of goodwill, representing the excess of purchase price consideration over the fair value of net assets acquired. The primary reason for the Merger was to achieve synergies, expand market opportunities, and capitalize on cost savings resulting from the combining of the operations of the companies. The goodwill recorded in connection with the Merger is not deductible for tax purposes. Additional details on goodwill and intangible assets are provided in Note 6-Goodwill and Intangible Assets.
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
Heritage adopted ASU 2025-08 as of January 1, 2026. Under this guidance, the acquired financial assets are to be classified as either PCD, loans that have experienced more than insignificant credit deterioration since origination, or PSL. Per ASC 326-20-30-16, all loans that are acquired as part of a business combination accounted for using the acquisition method in accordance with Subtopic 805-20 that do not meet the definition of a PCD loan are determined to be PSLs. Loans acquired are recorded at fair value with no carryover of the related allowance for credit losses. The allowance for credit losses is determined on a collective basis and is allocated to the individual loans. The sum of the loan’s purchase price and the allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Non-PCD loans are given the same treatment as PCD loans as a result of the Company adopting ASU 2025-08 as of January 1, 2026.
The Company believes that all contractual cash flows related to PSLs will be collected. As such, these receivables were not considered PCD at the acquisition date and were not subject to the guidance relating to PCD loans, which have shown evidence of more than insignificant credit deterioration since origination. PSLs had a fair value and gross contractual amounts receivable of $936.5 million and $956.6 million, respectively, on the date of acquisition.
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
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and six months ended June 30, 2026 and 2025, as if the Merger had been completed on January 1, 2025. Pro forma adjustments reflect changes in interest income from the accretion of discounts and premiums on acquired loans, changes in interest expense from amortization or accretion of fair value adjustments on interest-bearing deposits, and the amortization of the core deposit intangibles as if the deposits had been acquired on January 1, 2025. These pro forma results have been prepared for illustrative purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma information and are not necessarily indicative of what the Company’s operating results would have been, had the Merger actually taken place at the beginning of the previous annual period. The amounts do not reflect anticipated operating cost savings, revenue enhancements, or other synergies expected to result from the Merger. Actual results may differ from the unaudited pro forma information presented.

	Unaudited Pro Forma for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net interest income	$74,816	$72,151	$149,626	$143,098
Non-interest income	9,311	5,509	3,838	13,404
Net income before income taxes (1)	28,217	19,958	37,723	18,770
(1) Pro forma net income before income taxes for the three and six months ended June 30, 2026 was adjusted to exclude acquisition-related costs of $7.5 million and $12.7 million, respectively. The pro forma net income before taxes assumes acquisition-related costs were incurred the first quarter of 2025.

(3)Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement the Bank’s lending activities.
There were no investment securities classified as trading at June 30, 2026 or December 31, 2025.
(a) Investment Securities by Classification, Type and Maturity
The following tables present the amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized and unrecognized gains and losses including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in AOCI, at the dates indicated:

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$13,471	$—	$(1,648)	$11,823
Municipal securities	72,534	13	(8,157)	64,390
Residential CMO and MBS(1)	522,334	1,419	(27,575)	496,178
Commercial CMO and MBS(1)	376,378	174	(12,839)	363,713
Corporate obligations	16,490	142	(209)	16,423
Other asset-backed securities	18,918	60	(68)	18,910
Total	$1,020,125	$1,808	$(50,496)	$971,437
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	June 30, 2026
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,363	$—	$(21,944)	$129,419
Residential CMO and MBS(1)	207,387	—	(11,522)	195,865
Commercial CMO and MBS(1)	303,089	13	(20,604)	282,498
Total	$661,839	$13	$(54,070)	$607,782
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$13,276	$—	$(1,574)	$11,702
Municipal securities	59,355	22	(7,954)	51,423
Residential CMO and MBS(1)	297,010	1,298	(23,040)	275,268
Commercial CMO and MBS(1)	260,953	917	(9,706)	252,164
Corporate obligations	10,500	72	(40)	10,532
Other asset-backed securities	6,411	30	(8)	6,433
Total	$647,505	$2,339	$(42,322)	$607,522
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,319	$—	$(20,870)	$130,449
Residential CMO and MBS(1)	217,707	303	(8,923)	209,087
Commercial CMO and MBS(1)	305,081	22	(19,352)	285,751
Total	$674,107	$325	$(49,145)	$625,287
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
The following table presents the amortized cost and fair value of investment securities by contractual maturity at the date indicated. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2026
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,060	$1,060	$—	$—
Due after one year through five years	13,504	13,046	23,344	20,708
Due after five years through ten years	49,853	45,957	113,019	96,911
Due after ten years	38,078	32,573	15,000	11,800
Total investment securities due at a single maturity date	102,495	92,636	151,363	129,419
MBS and Other asset-backed securities(1)	917,630	878,801	510,476	478,363
Total investment securities	$1,020,125	$971,437	$661,839	$607,782
(1) MBS and Other asset-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their payment speed.
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at June 30, 2026 or December 31, 2025.

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

	June 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities(1)	$195	$—	$11,628	$(1,648)	$11,823	$(1,648)
Municipal securities	14,973	(244)	43,576	(7,913)	58,549	(8,157)
Residential CMO and MBS(2)	233,062	(3,637)	154,714	(23,938)	387,776	(27,575)
Commercial CMO and MBS(2)	205,454	(2,792)	110,261	(10,047)	315,715	(12,839)
Corporate obligations	3,478	(22)	3,813	(187)	7,291	(209)
Other asset-backed securities	11,674	(68)	—	—	11,674	(68)
Total	$468,836	$(6,763)	$323,992	$(43,733)	$792,828	$(50,496)
(1) The unrealized loss on U.S. Government securities in a continuous unrealized loss position less than 12 months was less than one thousand dollars.
(2) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—	$11,702	$(1,574)	$11,702	$(1,574)
Municipal securities(1)	1,241	—	45,785	(7,954)	47,026	(7,954)
Residential CMO and MBS(2)	2,330	(9)	169,621	(23,031)	171,951	(23,040)
Commercial CMO and MBS(2)	6,881	(7)	152,683	(9,699)	159,564	(9,706)
Corporate obligations	—	—	3,960	(40)	3,960	(40)
Other asset-backed securities	1,397	(8)	—	—	1,397	(8)
Total	$11,849	$(24)	$383,751	$(42,298)	$395,600	$(42,322)
(1) The unrealized loss on municipal securities in a continuous unrealized loss position less than 12 months was less than one thousand dollars.
(2) U.S. government agency and government-sponsored enterprise CMO and MBS.
(c) ACL on Investment Securities
The Company evaluated investment securities available for sale as of June 30, 2026 and December 31, 2025, and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of either June 30, 2026 or December 31, 2025. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of June 30, 2026 or December 31, 2025.
The Company also evaluated investment securities held to maturity for current expected credit losses as of June 30, 2026 or December 31, 2025. There were no investment securities held to maturity classified as nonaccrual or past due as of June 30, 2026 and December 31, 2025, and all were issued by the U.S. government and its agencies and either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and had a long history of no credit losses. Accordingly, the Company did not measure expected credit losses on investment securities held to maturity since the historical credit loss information adjusted for current conditions and reasonable and supportable forecast results in an expectation that nonpayment of the amortized cost basis is zero. Therefore, no ACL on investment securities held to maturity was recorded as of June 30, 2026 or December 31, 2025.

(d) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of investment securities available for sale determined using the specific identification method for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Gross realized gains	$—	$—	$—	$—
Gross realized losses	(217)	(6,854)	(217)	(10,741)
Net realized losses	$(217)	$(6,854)	$(217)	$(10,741)
(e) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities that were pledged as collateral for the following obligations at the dates indicated:

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
State and local governments public deposits	$218,715	$208,192	$224,069	$216,012
FRB	389,195	349,614	395,364	358,480
Other securities pledged	76,719	72,392	55,291	51,349
Total	$684,629	$630,198	$674,724	$625,841
(f) Accrued Interest Receivable
Accrued interest receivable excluded from the amortized cost of investment securities available for sale totaled $3.5 million and $2.2 million at June 30, 2026 and December 31, 2025, respectively. Accrued interest receivable excluded from the amortized cost on investment securities held to maturity totaled $2.1 million and $2.2 million at June 30, 2026 and December 31, 2025, respectively.
No amounts of accrued interest receivable on investment securities available for sale or held to maturity were reversed against interest income on investment securities during the six months ended June 30, 2026 and 2025.

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

The amortized cost of loans receivable, net of ACL on loans, consisted of the following portfolio segments and classes at the dates indicated:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,051,269	$818,000
Owner-occupied CRE	1,227,674	1,034,829
Non-owner occupied CRE	2,509,283	2,057,844
Total commercial business	4,788,226	3,910,673
Residential real estate	348,838	358,834
Real estate construction and land development:
Residential	136,595	95,350
Commercial and multifamily	259,947	247,975
Total real estate construction and land development	396,542	343,325
Consumer	214,135	170,434
Loans receivable	5,747,741	4,783,266
ACL on loans	(59,473)	(52,584)
Loans receivable, net	$5,688,268	$4,730,682

Balances included in the amortized cost of loans receivable:
Unamortized net discount on acquired loans	$(20,274)	$(694)
Unamortized net deferred fee	$(11,260)	$(11,152)
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

Loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a Pass grade may have some estimated inherent losses, but to a lesser extent than the other loan grades. The SM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of any potential loss. The likelihood of loss for SM graded loans, however, is greater than Watch graded loans because there has been measurable credit deterioration. Loans with a SS grade have further credit deterioration and include both accrual loans and nonaccrual loans. For Doubtful and Loss graded loans, the Company is almost certain of the losses and the outstanding principal balances are generally charged off to the realizable value. There were no loans graded Doubtful or Loss as of June 30, 2026 or December 31, 2025.
The following tables present the amortized cost of loans receivable by risk grade and origination year at the dates indicated:

	June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2026	2025	2024	2023	2022	Prior
	(Dollars in thousands)
Commercial business:
Commercial and industrial
Pass	$40,058	$146,990	$163,259	$130,709	$111,104	$217,825	$163,284	$2,113	$975,342
SM	68	1,009	6,127	808	5,386	1,583	14,534	222	29,737
SS	715	1,327	3,157	17,829	6,743	6,032	10,387	—	46,190
Total	40,841	149,326	172,543	149,346	123,233	225,440	188,205	2,335	1,051,269
Owner-occupied CRE
Pass	65,735	144,412	159,086	99,006	147,957	557,365	995	5,584	1,180,140
SM	—	—	—	221	—	31,448	—	—	31,669
SS	—	—	—	3,699	—	12,166	—	—	15,865
Total	65,735	144,412	159,086	102,926	147,957	600,979	995	5,584	1,227,674
Non-owner occupied CRE
Pass	86,026	245,422	219,699	247,081	480,057	1,142,373	—	2,217	2,422,875
SM	—	—	2,686	3,681	—	47,347	—	—	53,714
SS	—	99	—	—	5,742	26,853	—	—	32,694
Total	86,026	245,521	222,385	250,762	485,799	1,216,573	—	2,217	2,509,283
Total commercial business
Pass	191,819	536,824	542,044	476,796	739,118	1,917,563	164,279	9,914	4,578,357
SM	68	1,009	8,813	4,710	5,386	80,378	14,534	222	115,120
SS	715	1,426	3,157	21,528	12,485	45,051	10,387	—	94,749
Total	192,602	539,259	554,014	503,034	756,989	2,042,992	189,200	10,136	4,788,226
Residential real estate
Pass	—	—	18,296	40,272	121,783	166,281	—	—	346,632
SS	—	—	—	181	868	1,157	—	—	2,206
Total	—	—	18,296	40,453	122,651	167,438	—	—	348,838
Real estate construction and land development:
Residential
Pass	30,570	68,011	28,694	5,647	1,244	—	1,480	—	135,646
SS	—	—	—	949	—	—	—	—	949
Total	30,570	68,011	28,694	6,596	1,244	—	1,480	—	136,595
Commercial and multifamily
Pass	18,376	108,011	55,922	36,716	23,314	1,312	—	—	243,651
SM	—	—	—	8,828	877	283	—	—	9,988
SS	—	—	—	837	—	5,471	—	—	6,308
Total	18,376	108,011	55,922	46,381	24,191	7,066	—	—	259,947

	June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2026	2025	2024	2023	2022	Prior
	(Dollars in thousands)
Total real estate construction and land development
Pass	48,946	176,022	84,616	42,363	24,558	1,312	1,480	—	379,297
SM	—	—	—	8,828	877	283	—	—	9,988
SS	—	—	—	1,786	—	5,471	—	—	7,257
Total	48,946	176,022	84,616	52,977	25,435	7,066	1,480	—	396,542
Consumer
Pass	501	3,732	1,167	1,754	3,433	15,880	185,016	1,420	212,903
SS	—	—	—	227	95	294	284	332	1,232
Total	501	3,732	1,167	1,981	3,528	16,174	185,300	1,752	214,135
Loans receivable
Pass	241,266	716,578	646,123	561,185	888,892	2,101,036	350,775	11,334	5,517,189
SM	68	1,009	8,813	13,538	6,263	80,661	14,534	222	125,108
SS	715	1,426	3,157	23,722	13,448	51,973	10,671	332	105,444
Total	$242,049	$719,013	$658,093	$598,445	$908,603	$2,233,670	$375,980	$11,888	$5,747,741
(1) Represents the loans receivable balance at June 30, 2026 which was converted from a revolving loan to a non-revolving amortizing loan during the six months ended June 30, 2026.

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

The following tables present gross charge-offs by loan class and origination year, for the periods indicated:

	Six Months Ended June 30, 2026
	Current Period Gross Charge-offs by Origination Year						Revolving Loans	Total Gross Charge-Offs
	2026	2025	2024	2023	2022	Prior
	(Dollars in thousands)
Commercial business	$—	$—	$37	$503	$—	$40	$—	$580
Residential real estate	—	—	—	—	64	—	—	64
Consumer	—	5	1	—	—	51	151	208
Total	$—	$5	$38	$503	$64	$91	$151	$852

	Six Months Ended June 30, 2025
	Current Period Gross Charge-offs by Origination Year						Revolving Loans	Total Gross Charge-Offs
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
Commercial business	$—	$—	$222	$404	$—	$50	$—	$676
Consumer	—	—	19	2	—	79	158	258
Total	$—	$—	$241	$406	$—	$129	$158	$934

(d) Nonaccrual Loans
The following tables present the amortized cost of nonaccrual loans at the dates indicated:

	June 30, 2026
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$2,959	$2,166	$5,125
Non-owner occupied CRE	2,312	—	2,312
Total commercial business	5,271	2,166	7,437
Residential real estate	1,338	—	1,338
Real estate construction and land development:
Residential	949	—	949
Commercial and multifamily	5,471	—	5,471
Total real estate construction and land development	6,420	—	6,420
Consumer	315	—	315
Total	$13,344	$2,166	$15,510

	December 31, 2025
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$853	$2,086	$2,939
Non-owner occupied CRE	3,947	—	3,947
Total commercial business	4,800	2,086	6,886
Residential real estate	1,196	—	1,196
Real estate construction and land development:
Residential	6,713	—	6,713
Commercial and multifamily	5,695	—	5,695
Total real estate construction and land development	12,408	—	12,408
Consumer	486	—	486
Total	$18,890	$2,086	$20,976
The following table presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full or sale of previously classified nonaccrual loans during the periods indicated:

	Three Months Ended June 30,
	2026		2025
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$(104)	$110	$(22)	$6
Residential real estate	(11)	—	—	—
Real estate construction and land development:
Commercial and multifamily	—	—	(154)	—
Consumer	(3)	8	—	—
Total	$(118)	$118	$(176)	$6

	Six Months Ended June 30,
	2026		2025
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$(142)	$111	$(22)	$19
Owner-occupied CRE	(9)	10	—	—
Non-owner occupied CRE	—	471	—	—
Total commercial business	(151)	592	(22)	19
Residential real estate	(16)	—	(28)	—
Real estate construction and land development:
Residential	—	412	—	—
Commercial and multifamily	—	—	(154)	—
Total real estate construction and land development	—	412	(154)	—
Consumer	(5)	8	—	—
Total	$(172)	$1,012	$(204)	$19
For the three and six months ended June 30, 2026 and 2025, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full or sale.
(e) Past due loans
The Company performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The following tables present the amortized cost of past due loans at the dates indicated:

	June 30, 2026
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$9,618	$4,592	$14,210	$1,037,059	$1,051,269
Owner-occupied CRE	2,726	—	2,726	1,224,948	1,227,674
Non-owner occupied CRE	562	2,312	2,874	2,506,409	2,509,283
Total commercial business	12,906	6,904	19,810	4,768,416	4,788,226
Residential real estate	—	1,158	1,158	347,680	348,838
Real estate construction and land development:
Residential	2,138	—	2,138	134,457	136,595
Commercial and multifamily	—	—	—	259,947	259,947
Total real estate construction and land development	2,138	—	2,138	394,404	396,542
Consumer	355	142	497	213,638	214,135
Total	$15,399	$8,204	$23,603	$5,724,138	$5,747,741

	December 31, 2025
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$7,115	$1,973	$9,088	$808,912	$818,000
Owner-occupied CRE	735	—	735	1,034,094	1,034,829
Non-owner occupied CRE	1,955	3,947	5,902	2,051,942	2,057,844
Total commercial business	9,805	5,920	15,725	3,894,948	3,910,673

	December 31, 2025
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Residential real estate	425	1,389	1,814	357,020	358,834
Real estate construction and land development:
Residential	—	6,714	6,714	88,636	95,350
Commercial and multifamily	—	5,695	5,695	242,280	247,975
Total real estate construction and land development	—	12,409	12,409	330,916	343,325
Consumer	505	345	850	169,584	170,434
Total	$10,735	$20,063	$30,798	$4,752,468	$4,783,266
The following table present loans 90 days or more past due and still accruing interest:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Real estate construction and land development:
Residential	—	194
Total	$—	$194
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

	June 30, 2026
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$—	$537	$—	$1,852	$2,389
Non-owner occupied CRE	2,312	—	—	—	2,312
Total commercial business	2,312	537	—	1,852	4,701
Residential real estate	—	—	1,338	—	1,338
Real estate construction and land development:
Residential	—	—	949	—	949
Commercial and multifamily	5,471	—	—	—	5,471
Total real estate construction and land development	5,471	—	949	—	6,420
Consumer	—	—	314	—	314
Total	$7,783	$537	$2,601	$1,852	$12,773

	December 31, 2025
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$—	$482	$—	$61	$543
Non-owner occupied CRE	3,947	—	—	—	3,947
Total commercial business	3,947	482	—	61	4,490
Residential real estate	—	—	1,196	—	1,196

	December 31, 2025
	CRE	Farmland	Residential Real Estate	Equipment	Total
	(Dollars in thousands)
Real estate construction and land development:
Residential	—	—	6,713	—	6,713
Commercial and multifamily	5,695	—	—	—	5,695
Total real estate construction and land development	5,695	—	6,713	—	12,408
Consumer	—	—	486	—	486
Total	$9,642	$482	$8,395	$61	$18,580
There have been no significant changes to the collateral securing loans individually evaluated for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the six months ended June 30, 2026, except changes due to additions or removals of loans in this classification.
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
The following tables present the amortized cost of loans that were experiencing both financial difficulty and modified during the periods indicated:

	Three Months Ended June 30, 2026
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$8,165	$8,165	0.78%
Owner-occupied CRE	870	870	0.07
Total commercial business	9,035	9,035	0.19
Real estate construction and land development:
Residential	949	949	0.69
Total	$9,984	$9,984	0.17%

	Three Months Ended June 30, 2025
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$15,497	$15,497	1.86%
Owner-occupied CRE	1,754	1,754	0.17
Total commercial business	17,251	17,251	0.46
Real estate construction and land development:
Commercial and multifamily	5,968	5,968	1.68
Total real estate construction and land development	5,968	5,968	1.38
Total	$23,219	$23,219	0.49%

	Six Months Ended June 30, 2026
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable

	(Dollars in thousands)
Commercial business:
Commercial and industrial	$11,812	$11,812	1.12%
Owner-occupied CRE	870	870	0.07
Total commercial business	12,682	12,682	0.26
Real estate construction and land development:
Residential	949	949	0.69
Commercial and multifamily	5,471	5,471	2.10
Total real estate construction and land development	6,420	6,420	1.62
Total	$19,102	$19,102	0.33%

	Six Months Ended June 30, 2025
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable

	(Dollars in thousands)
Commercial business:
Commercial and industrial	$17,637	$17,637	2.12%
Owner-occupied CRE	1,754	$1,754	0.17%
Non-owner occupied CRE	676	676	0.03
Total commercial business	20,067	20,067	0.53
Real estate construction and land development:
Commercial and multifamily	6,858	6,858	1.93
Total real estate construction and land development	6,858	6,858	1.58
Consumer	—	—	—
Total	$26,925	$26,925	0.56%
The following tables present the financial effects of the loan modifications presented in the preceding tables during the periods indicated:

Three Months Ended June 30, 2026
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.99
Owner-occupied CRE	0.88
Total commercial business	0.98
Real estate construction and land development:
Residential	1.67
Total	1.04

Three Months Ended June 30, 2025
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.61
Owner-occupied CRE	1.41
Total commercial business	0.70
Real estate construction and land development:
Commercial and multifamily	0.50
Total	0.65

Six Months Ended June 30, 2026
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.96
Owner-occupied CRE	0.88
Total commercial business	0.95
Real estate construction and land development:
Residential	1.67
Commercial and multifamily	1.17
Total real estate construction and land development	1.24
Total	1.05

Six Months Ended June 30, 2025
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.61
Owner-occupied CRE	1.41
Non-owner occupied CRE	0.42
Total commercial business	0.67
Real estate construction and land development:
Commercial and multifamily	0.64
Total	0.67
At June 30, 2026, there were $7.2 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the six months ended June 30, 2026. At December 31, 2025, there were $7.1 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the year ended December 31, 2025.
The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
The Company considers a modified loan in payment default if the borrower is 90 or more days past due. At June 30, 2026, there were no loans that were 90 days past due or in default that had been modified due to term extension in the past 12 months. At December 31, 2025, there were three loans for a total of $6.8 million that were 90 days past due or in default that had been modified in the past 12 months, consisting of $6.7 million of residential construction and $106,000 of consumer loans.

The following tables present the performance of loans that have been modified within the previous twelve months:

	June 30, 2026
	Current	30-89 Days	90 Days or Greater	Nonaccrual	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$4,481			$95	$4,576
Owner-occupied CRE	650				650
Non-owner occupied CRE	213				213
Total commercial business	5,344	—	—	95	5,439
Consumer	11				11
Total	$5,355	$—	$—	$95	$5,450

	June 30, 2025
	Current	30-89 Days	90 Days or Greater	Nonaccrual	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$7,593			$150	$7,743
Owner-occupied CRE	1,532				1,532
Non-owner occupied CRE	676				676
Total commercial business	9,801	—	—	150	9,951
Real estate construction and land development:
Residential	16,515		6,750		23,265
Commercial and multifamily	16			5,968	5,984
Total real estate construction and land development	16,531	—	6,750	5,968	29,249
Consumer					—
Total	$26,332	$—	$6,750	$6,118	$39,200
(h) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $17.4 million and $14.8 million at June 30, 2026 and December 31, 2025, respectively, and is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.
(i) Foreclosure proceedings in process
At June 30, 2026, there were no home equity loans for which formal foreclosure proceedings were in process. At December 31, 2025, there were two home equity loans valued at a total of $1.2 million secured by residential real estate, for which formal foreclosure proceedings were in process.

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
In general, management's estimate of the ACL on loans uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The evaluation of the ACL on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize estimated losses on loans, future additions to the ACL on loans may be necessary based on further declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL on loans. Such agencies may require the Company to adjust the ACL based on their judgments about information available to them at the time of their examinations. The Company believes the ACL on loans was appropriate as of June 30, 2026 given all the above considerations.

The following tables detail the activity in the ACL on loans by segment and class for the periods indicated:

	Three Months Ended June 30, 2026
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$12,396	$(180)	$4	$(70)	$12,150
Owner-occupied CRE	14,197	—	—	240	$14,437
Non-owner occupied CRE	19,768	—	—	208	$19,976
Total commercial business	46,361	(180)	4	378	46,563
Residential real estate	3,489	—	2	(222)	3,269
Real estate construction and land development:
Residential	1,002	—	—	(144)	858
Commercial and multifamily	7,379	—	—	(934)	6,445
Total real estate construction and land development	8,381	—	—	(1,078)	7,303
Consumer	2,320	(89)	29	78	2,338
Total	$60,551	$(269)	$35	$(844)	$59,473

	Six Months Ended June 30, 2026
	Beginning Balance	Merger day 1 ACL on PCD loans	Merger day 1 ACL on PSL loans	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$9,302	$22	$3,760	$(580)	$8	$(362)	$12,150
Owner-occupied CRE	13,097	27	1,414	—	—	(101)	14,437
Non-owner occupied CRE	17,013	125	2,916	—	—	(78)	19,976
Total commercial business	39,412	174	8,090	(580)	8	(541)	46,563
Residential real estate	3,708	—	97	(64)	2	(474)	3,269
Real estate construction and land development:
Residential	1,037	—	108	—	—	(287)	858
Commercial and multifamily	6,587	—	374	—	—	(516)	6,445
Total real estate construction and land development	7,624	—	482	—	—	(803)	7,303
Consumer	1,840	—	496	(208)	56	154	2,338
Total	$52,584	$174	$9,165	$(852)	$66	$(1,664)	$59,473

	Three Months Ended June 30, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$9,343	$(454)	$18	$478	$9,385
Owner-occupied CRE	13,309	—	—	125	13,434
Non-owner occupied CRE	15,630	—	—	(96)	15,534
Total commercial business	38,282	(454)	18	507	38,353
Residential real estate	4,045	—	—	(103)	3,942

	Three Months Ended June 30, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Real estate construction and land development:
Residential	728	—	—	140	868
Commercial and multifamily	7,216	—	—	232	7,448
Total real estate construction and land development	7,944	—	—	372	8,316
Consumer	1,889	(104)	46	87	1,918
Total	$52,160	$(558)	$64	$863	$52,529

	Six Months Ended June 30, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$9,766	$(676)	$44	$251	$9,385
Owner-occupied CRE	12,819	—	—	615	13,434
Non-owner occupied CRE	15,708	—	—	(174)	15,534
Total commercial business	38,293	(676)	44	692	38,353
Residential real estate	3,464	—	—	478	3,942
Real estate construction and land development:
Residential	779	—	—	89	868
Commercial and multifamily	7,877	—	—	(429)	7,448
Total real estate construction and land development	8,656	—	—	(340)	8,316
Consumer	2,055	(258)	97	24	1,918
Total	$52,468	$(934)	$141	$854	$52,529
The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Balance, beginning of period	$1,185	$647	$1,047	$587
Acquired provision for credit losses on unfunded commitments	—	—	348	—
(Reversal of) provision for credit losses on unfunded commitments	(77)	93	(287)	153
Balance, end of period	$1,108	$740	$1,108	$740

(6)Goodwill and Other Intangible Assets
(a) Goodwill
Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed in connection with mergers and acquisitions. During the six months ended June 30, 2026, the Company recorded $38.1 million of goodwill associated with the acquisition of Olympic. Additional information on the acquisition and purchase price allocations is provided in Note 2 - Business Combinations. There were no additions to goodwill during the six months ended June 30, 2025.

The following table presents the changes in the carrying amount of goodwill during the six months ended June 30, 2026:

(Dollars in thousands)
Balance at December 31, 2025	$240,939
Additions as a result of acquisitions	38,090
Balance at June 30, 2026	$279,029
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
(b) Other Intangible Assets
Other intangible assets represent core deposit intangibles acquired in business combinations with estimated useful lives of ten years. During the six months ended June 30, 2026, the Company recorded $50.3 million of core deposit intangibles associated with the acquisition of Olympic. There were no additions to other intangible assets during the six months ended June 30, 2025. Fully amortized core deposit intangibles of $12.1 million were removed from the gross carrying amount and accumulated amortization during the six months ended June 30, 2026.
The following table summarizes other intangible assets at the dates indicated:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Gross Carrying Value	$68,650	30,455
Accumulated amortization	(21,381)	(28,476)
Net carrying value	$47,269	$1,979
The following table presents the estimated aggregate amortization of other intangible assets at the dates indicated:

June 30, 2026
Estimated amortization expense
Remainder of 2026	$5,883
2027	9,658
2028	7,284
2029	5,790
2030	4,728
Thereafter	13,926
Total	$47,269

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
The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at the dates indicated:

	June 30, 2026		December 31, 2025
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(Dollars in thousands)
Non-hedging interest rate derivatives
Interest rate swap asset(1)	$299,592	16,990	$276,349	$14,434
Interest rate swap liability(1)	299,592	(16,990)	276,349	(14,434)
(1) The estimated fair value of derivatives with customers was $(15.4) million and $(11.4) million as of June 30, 2026 and December 31, 2025, respectively. The estimated fair value of derivatives with third-parties was $15.4 million and $11.4 million as of June 30, 2026 and December 31, 2025, respectively.

(8) Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands, except shares)
Net income allocated to common shareholders	$17,546	$12,215	$36,493	$26,126
Basic:
Weighted average common shares outstanding	41,079,781	34,028,592	39,888,198	34,037,067
Diluted:
Basic weighted average common shares outstanding	41,079,781	34,028,592	39,888,198	34,037,067
Effect of potentially dilutive common shares(1)	461,982	418,118	476,166	475,193
Total diluted weighted average common shares outstanding	41,541,763	34,446,710	40,364,364	34,512,260
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive(2)	19,873	71,614	16,396	27,280
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
The following table summarizes the dividend activity during the six months ended June 30, 2026 and the calendar year 2025:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 22, 2025	$0.24	February 6, 2025	February 20, 2025
April 23, 2025	$0.24	May 7, 2025	May 21, 2025
July 23, 2025	$0.24	August 6, 2025	August 20, 2025
October 22, 2025	$0.24	November 5, 2025	November 19, 2025

Declared	Cash Dividend per Share	Record Date	Paid Date
January 16, 2026	$0.24	January 28, 2026	February 11, 2026
April 22, 2026	$0.24	May 6, 2026	May 20, 2026
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
(c) Stock Repurchase Program
On April 24, 2024, the Board authorized the repurchase of up to 5% of the Company's outstanding common shares or 1,734,492 shares in total, under a new stock repurchase program (the "Repurchase Program"), with 424,489 shares remaining available for repurchase as of June 30, 2026. The Repurchase Program superseded a previous stock repurchase program, authorized in March 2020. The Repurchase Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will make any further repurchases going forward. Under the Repurchase Program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on business and market conditions, regulatory requirements, availability of funds, and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Repurchase Program’s expiration, without any prior notice.

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
Derivative Financial Instruments:
The Company obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Company has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of June 30, 2026 and December 31, 2025, the Company assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Company has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2026
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$11,823	$—	$11,823	$—
Municipal securities	64,390	—	64,390	—
Residential CMO and MBS(1)	496,178	—	496,178	—
Commercial CMO and MBS(1)	363,713	—	363,713	—
Corporate obligations	16,423	—	16,423	—
Other asset-backed securities	18,910	—	18,910	—
Total investment securities available for sale	971,437	—	971,437	—
Equity security	538	538	—	—
Derivative assets - interest rate swaps	16,990	—	16,990	—
Liabilities
Derivative liabilities - interest rate swaps	$16,990	$—	$16,990	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$11,702	$—	$11,702	$—
Municipal securities	51,423	—	51,423	—
Residential CMO and MBS(1)	275,268	—	275,268	—
Commercial CMO and MBS(1)	252,164	—	252,164	—
Corporate obligations	10,532	—	10,532	—
Other asset-backed securities	6,433	—	6,433	—
Total investment securities available for sale	607,522	—	607,522	—
Equity security	265	265	—	—
Derivative assets - interest rate swaps	14,434	—	14,434	—
Liabilities
Derivative liabilities - interest rate swaps	$14,434	$—	$14,434	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

Nonrecurring Basis
The Company may be required to measure certain financial assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables present assets measured at fair value on a nonrecurring basis at the dates indicated:

	Fair Value at June 30, 2026
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$1,852	$—	$—	$1,852
Other real estate owned:
Residential	755	—	—	755
Total assets measured at fair value on a nonrecurring basis	$2,607	$—	$—	$2,607

	Fair Value at December 31, 2025
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral-dependent loans:
Residential real estate	806	—	—	806
Total assets measured at fair value on a nonrecurring basis	$806	$—	$—	$806
The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the dates indicated:

	June 30, 2026
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average(1)
	(Dollars in thousands)
Collateral-dependent loans	$1,852	Market approach	Adjustments to reflect current conditions and selling costs	10.0% - 10.0%	10.0%
Other real estate owned	$755	Market approach	Adjustments to reflect current conditions and selling costs	10.0%- 16.1%	13.1%

	December 31, 2025
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average(1)
	(Dollars in thousands)
Collateral-dependent loans	$806	Market approach	Adjustments to reflect current conditions and selling costs	10.0% - 10.0%	10.0%
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

The following tables present the carrying value of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	June 30, 2026
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$204,375	$204,375	$204,375	$—	$—
Investment securities available for sale	971,437	971,437	—	971,437	—
Investment securities held to maturity	661,839	607,782	—	607,782	—
Loans receivable, net	5,688,268	5,683,261	—	—	5,683,261
Derivative assets - interest rate swaps	16,990	16,990	—	16,990	—
Equity security	538	538	538	—	—
Financial Liabilities:
Non-maturity deposits	$5,983,430	$5,983,430	$5,983,430	$—	$—
Certificates of deposit	1,055,276	1,062,961	—	1,062,961	—
Borrowings	166,250	166,251	—	166,251	—
Junior subordinated debentures	22,497	21,123	—	—	21,123
Derivative liabilities - interest rate swaps	16,990	16,990	—	16,990	—

	December 31, 2025
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$233,089	$233,089	$233,089	$—	$—
Investment securities available for sale	607,522	607,522	—	607,522	—
Investment securities held to maturity	674,107	625,287	—	625,287	—
Loans receivable, net	4,730,682	4,740,417	—	—	4,740,417
Derivative assets - interest rate swaps	14,434	14,434	—	14,434	—
Equity security	265	265	265	—	—
Financial Liabilities:
Non-maturity deposits	$4,982,336	$4,982,336	$4,982,336	$—	$—
Certificates of deposit	937,863	942,011	—	942,011	—
Borrowings	20,000	20,044	—	20,044	—
Junior subordinated debentures	22,350	21,102	—	—	21,102
Derivative liabilities - interest rate swaps	14,434	14,434	—	14,434	—

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
LIHTC Investments
The carrying values of investments in unconsolidated LIHTC investments were $151.0 million and $162.8 million as of June 30, 2026 and December 31, 2025, respectively, as a component of prepaid expense and other assets on the Condensed Consolidated Statements of Financial Condition. LIHTCs are accounted for using the proportional amortization method. During the three months ended June 30, 2026 and 2025, the Company recognized proportional amortization of $5.9 million and $6.0 million, respectively, and during the six months ended June 30, 2026 and 2025, the Company recognized proportional amortization of $11.8 million and $11.9 million, respectively, as a component of income tax in the Condensed Consolidated Statements of Income.
Total unfunded contingent commitments related to the Company's LIHTC investments totaled $14.0 million and $18.1 million at June 30, 2026 and December 31, 2025, respectively, as a component of accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition. The Company expects to fund LIHTC commitments totaling $3.1 million during the remaining six months of the year ending December 31, 2026 and $1.9 million during the year ending December 31, 2027, with the remaining commitments of $9.0 million to be funded by December 31, 2041.
There were no significant modifications or events that resulted in a change in the nature or change in the underlying project for the Company's LIHTC investments at June 30, 2026 or December 31, 2025.
Solar Tax Credit Investment
The Solar Tax Credit investment is accounted for using the equity method. During the three and six months ended June 30, 2026 and 2025, the Company recorded no amortization expense in connection with the Solar Tax Credit investment.

(11)Income Taxes
The following table presents the reconciliation of income taxes computed at the federal statutory income tax rate of 21% to the actual effective rate for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Income tax expense at Federal statutory rate	$4,352	$3,037	$9,055	$6,430
State tax, net of Federal tax benefit	231	147	480	312
Tax-exempt instruments	(346)	(266)	(684)	(581)
BOLI surrender	—	515	—	515
Federal tax credits and other benefits(1)	(1,169)	(1,172)	(2,350)	(2,358)
Effects of BOLI	(269)	(258)	(480)	(437)
Effects of Merger	487	—	974	—
Restricted stock unit excess (benefit) liability	73	(38)	50	(55)
Other, net	(181)	279	(417)	666
Income tax expense	$3,178	$2,244	$6,628	$4,492
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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$655,661	$554,438
Owner-occupied CRE	15,397	12,169
Non-owner occupied CRE	20,293	38,954
Total commercial business	691,351	605,561

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Real estate construction and land development:
Residential	94,566	56,487
Commercial and multifamily	239,372	199,742
Total real estate construction and land development	333,938	256,229
Consumer	404,351	339,999
Total outstanding commitments	$1,429,640	$1,201,789

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the three and six months ended June 30, 2026. The information contained in this section should be read together with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Cautionary Note Regarding Forward-Looking Statements included herein and the December 31, 2025 audited Consolidated Financial Statements, and the accompanying Notes included in our 2025 Annual Form 10-K.

Overview
Heritage Financial Corporation is a bank holding company that was incorporated in the State of Washington in August 1997. We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly-owned subsidiary and single reportable segment, Heritage Bank.
Heritage Bank is headquartered in Olympia, Washington and conducts business from its branch offices located throughout Washington State, the greater Portland, Oregon area, Eugene, Oregon and Boise, Idaho as of June 30, 2026. Heritage Bank also does business under the Whidbey Island Bank name on Whidbey Island, Washington and does business under the Kitsap Bank name for certain branches acquired in the Olympic Merger.
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
Results of operations may also be significantly affected by general and local economic and competitive conditions, changes in accounting, tax, and regulatory rules, governmental policies and actions of regulatory authorities, including changes resulting from inflation and the governmental actions taken to address this issue, as well as changes in policies driven by the presidential administration, including policies on tariffs and immigration, which may impact our operations or those of our customers. Net income is also impacted by our ability to execute our strategic plan to grow the Company through organic growth or acquisitions. See also "Cautionary Note Regarding Forward-Looking Statements."
Recent Acquisition
On January 31, 2026, the Company completed its acquisition of Olympic, a bank holding company headquartered in Port Orchard, Washington, pursuant to the Agreement and Plan of Merger, dated as of September 25, 2025, by and between the Company and Olympic (the "merger agreement"), whereby Olympic merged with and into the Company, and Kitsap Bank, Olympic's wholly-owned banking subsidiary, merged with and into the Bank. Pursuant to the terms of the merger agreement, Olympic shareholders received 45.0 shares of Heritage common stock for each share of Olympic capital stock based on a fixed exchange ratio. Olympic's principal activity was the ownership and operation of Kitsap Bank, a state-chartered banking institution that operated sixteen branches in Washington at the time of closing. The merger consideration, consisting of 7,167,600 shares of Heritage common stock, totaled approximately $185.0 million, based on the closing price of Heritage common stock on January 30, 2026 (the trading day immediately preceding the completion of the acquisition), as reported on the Nasdaq Global Select Market.
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

Results of Operations
Net Income
Comparison of the quarter ended June 30, 2026 to the comparable quarter in the prior year
Net income increased $5.3 million, or 43.6%, to $17.5 million, or $0.42 per diluted common share, for the three months ended June 30, 2026, compared to $12.2 million, or $0.36 per diluted common share, for the same period in 2025.
The increase in net income was due primarily to a $19.8 million increase in net interest income and a $7.8 million increase in noninterest income. Net interest income increased primarily due to an increase in average interest earning assets, which increased substantially as a result of the Merger. Noninterest income increased due to a $6.9 million pre-tax loss on the sale of investment securities recognized during the three months ended June 30, 2025, compared to a $217,000 pre-tax loss on the sale of investment securities recognized during the three months ended June 30, 2026.
These improvements were partially offset by a $23.2 million increase in noninterest expense primarily due to expenses associated with the Merger, including increases related to compensation and employee benefits due to increased headcount, severance expense, occupancy and equipment expense primarily due to additional rent expense, and additional data processing expense due to an increase in transactional accounts and balances.
Comparison of the six months ended June 30, 2026 to the comparable period in the prior year.
Net income increased $10.4 million, or 39.7%, to $36.5 million, or $0.90 per diluted common share, for the six months ended June 30, 2026, compared to $26.1 million, or $0.76 per diluted common share, for the same period in 2025.
The increase in net income was due primarily to a $32.5 million increase in total interest income and a $12.6 million increase in noninterest income. Net interest income increased primarily due to an increase in average interest earning assets, which increased substantially as a result of the Merger. Noninterest income increased due to a $10.7 million pre-tax loss on the sale of investment securities recognized during the six months ended June 30, 2025, compared to a $217,000 pre-tax loss on the sale of investment securities recognized during the six months ended June 30, 2026.

These improvements were partially offset by a $38.4 million increase in noninterest expense primarily due to expenses associated with the Merger, including increases related to compensation and employee benefits due to increased headcount, severance expense, occupancy and equipment expense primarily due to additional rent expense, and additional data processing expense due to an increase in transactional accounts and balances.

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
Comparison of the quarter ended June 30, 2026 to the comparable quarter in the prior year
The following table provides net interest income information for the periods indicated:

	Three Months Ended June 30,
	2026			2025			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable (2)(3)	$5,740,927	$81,935	5.72%	$4,768,558	$65,373	5.50%	$972,369	$16,562	0.22%
Taxable securities	1,635,979	14,464	3.55	1,374,770	11,579	3.38	261,209	2,885	0.17
Nontaxable securities (3)	15,439	128	3.33	15,294	137	3.59	145	(9)	(0.26)
Interest earning deposits	124,969	1,147	3.68	127,687	1,411	4.43	(2,718)	(264)	(0.75)
Total interest earning assets	7,517,314	97,674	5.21%	6,286,309	78,500	5.01%	1,231,005	19,174	0.20%
Noninterest earning assets	920,006			760,634			159,372
Total assets	$8,437,320			$7,046,943			$1,390,377
Interest Bearing Liabilities:
Certificates of deposit	$1,090,406	$8,817	3.24%	$979,997	$9,349	3.83%	$110,409	$(532)	(0.59)%
Savings accounts	591,458	348	0.24	425,703	288	0.27	165,755	60	(0.03)
Interest bearing demand and money market accounts	3,444,901	12,226	1.42	2,770,352	10,513	1.52	674,549	1,713	(0.10)
Total interest bearing deposits	5,126,765	21,391	1.67	4,176,052	20,150	1.94	950,713	1,241	(0.27)
Junior subordinated debentures	22,455	431	7.70	22,165	472	8.54	290	(41)	(0.84)
Borrowings	105,131	1,036	3.95	245,663	2,895	4.73	(140,532)	(1,859)	(0.78)
Total interest bearing liabilities	5,254,351	22,858	1.74%	4,443,880	23,517	2.12%	810,471	(659)	(0.38)%
Noninterest bearing demand deposits	1,973,038			1,602,987			370,051
Other noninterest bearing liabilities	97,753			120,268			(22,515)
Stockholders’ equity	1,112,178			879,808			232,370
Total liabilities and stock-holders’ equity	$8,437,320			$7,046,943			$1,390,377
Net interest income and spread		$74,816	3.47%		$54,983	2.89%		$19,833	0.58%
Net interest margin			3.99%			3.51%			0.48%
(1) Average balances are calculated using daily balances. Average yield/rate is annualized.
(2) Average loans receivable includes loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable includes the amortization of net deferred loan fees of $1.1 million and $898,000 for the three months ended June 30, 2026 and 2025, respectively, and the incremental accretion on purchased loans of $1.8 million and $76,000 for the three months ended June 30, 2026 and 2025, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.

The following table provides the changes in net interest income for the three months ended June 30, 2026 compared to the same period in 2025, due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and rates allocated proportionately to the absolute value of changes due to volume and changes due to rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable	$13,786	$2,776	$16,562
Taxable securities	2,287	598	2,885
Nontaxable securities	1	(10)	(9)
Interest earning deposits	(29)	(235)	(264)
Total interest income	$16,045	$3,129	$19,174
Interest Bearing Liabilities:
Certificates of deposit	$985	$(1,517)	$(532)
Savings accounts	102	(42)	60
Interest bearing demand and money market accounts	2,429	(716)	1,713
Total interest bearing deposits	3,516	(2,275)	1,241
Junior subordinated debentures	6	(47)	(41)
Borrowings	(1,445)	(414)	(1,859)
Total interest expense	$2,077	$(2,736)	$(659)
Net interest income	$13,968	$5,865	$19,833
Net interest income increased $19.8 million, or 36.1%, to $74.8 million for the three months ended June 30, 2026, compared to $55.0 million for the same period in 2025, due primarily to a $19.2 million increase in total interest income and a $0.7 million decrease in total interest expense. The increase in net interest income was primarily due to an increase in average interest earning assets, which increased substantially as a result of the Merger.
Net interest margin increased 48 basis points to 3.99% for the three months ended June 30, 2026, compared to 3.51% for the same period in 2025. The increase in net interest margin was due primarily to an increase in both the average loan balance and loan yield as a result of the Merger.
The yield on interest earning assets increased 20 basis points to 5.21% for the three months ended June 30, 2026, compared to 5.01% for the same period in 2025. The yield on loans receivable increased 22 basis points to 5.72% during the three months ended June 30, 2026, compared to 5.50% for the same period in 2025. The increase was due primarily to the incremental accretion on purchased loans which contributed 12 basis points to loan yield during the three months ended June 30, 2026. The incremental accretion and the impact to loan yield will change during any period based on the volume of prepayments, but is expected to decrease over time as the balance of the purchased loans decreases.

The following table presents the net interest margin and loan yield and the effect of the incremental accretion on purchased loans on these ratios for the periods indicated:

	Three Months Ended June 30,
	2026	2025
Net Interest Margin, excluding incremental accretion on purchased loans, annualized:
Net interest margin	3.99%	3.51%
Exclude impact from incremental accretion on purchased loans(2)	(0.09)%	(0.01)%
Net interest margin, excluding incremental accretion on purchased loans(1)	3.90%	3.50%

Loan yield, excluding incremental accretion on purchased loans, annualized:
Loan yield	5.72%	5.50%
Exclude impact from incremental accretion on purchased loans(2)	(0.12)	(0.01)
Loan yield, excluding incremental accretion on purchased loans(1)	5.60%	5.49%

Incremental accretion on purchased loans(1)	$1,772	$76
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
The cost of interest bearing deposits decreased 27 basis points to 1.67% for the three months ended June 30, 2026, compared to 1.94% for same period in 2025. This decrease was primarily due to the deposits acquired from Olympic, which had a lower cost of deposits.

Comparison of six months ended June 30, 2026 to the comparable period in the prior year
The following table provides net interest income information for the periods indicated:

	Six Months Ended June 30,
	2026			2025			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable (2)(3)	$5,577,841	$158,380	5.73%	$4,781,167	$129,809	5.48%	$796,674	$28,571	0.25%
Taxable securities	1,561,574	27,034	3.49	1,401,226	23,318	3.36	160,348	3,716	0.13
Nontaxable securities (3)	15,550	257	3.33	15,489	276	3.59	61	(19)	(0.26)
Interest earning deposits	148,715	2,678	3.63	111,990	2,463	4.44	36,725	215	(0.81)
Total interest earning assets	7,303,680	188,349	5.20%	6,309,872	155,866	4.98%	993,808	32,483	0.22%
Noninterest earning assets	883,869			765,058			118,811
Total assets	$8,187,549			$7,074,930			$1,112,619

	Six Months Ended June 30,
	2026			2025			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Bearing Liabilities:
Certificates of Deposit	$1,077,612	$17,631	3.30%	$980,166	$19,019	3.91%	$97,446	$(1,388)	(0.61)%
Savings accounts	566,072	663	0.24	426,010	581	0.28	140,062	82	(0.04)
Interest bearing demand and money market accounts	3,374,345	23,844	1.42	2,738,197	20,039	1.48	636,148	3,805	(0.06)
Total interest bearing deposits	5,018,029	42,138	1.69	4,144,373	39,639	1.93	873,656	2,499	(0.24)
Junior subordinated debentures	22,419	861	7.74	22,126	943	8.59	293	(82)	(0.85)
Borrowings	66,337	1,315	4.00	282,768	6,611	4.71%	(216,431)	(5,296)	(0.71)
Total interest bearing liabilities	5,106,785	44,314	1.75%	4,449,267	47,193	2.14%	657,518	(2,879)	(0.39)%
Noninterest bearing demand deposits	1,903,547			1,617,050			286,497
Other noninterest bearing liabilities	96,432			135,358			(38,926)
Stockholders’ equity	1,080,785			873,255			207,530
Total liabilities and stock-holders’ equity	$8,187,549			$7,074,930			$1,112,619
Net interest income and spread		$144,035	3.45%		$108,673	2.84%		$35,362	0.61%
Net interest margin			3.98%			3.47%			0.51%
(1) Average balances are calculated using daily balances. Average yield/rate is annualized.
(2) Average loans receivable includes loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable includes the amortization of net deferred loan fees of $1.9 million and $1.7 million for the six months ended June 30, 2026 and 2025, respectively, and the incremental accretion on purchased loans of $3.4 million and $229,000 for the six months ended June 30, 2026 and 2025, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.

The following table provides the changes in net interest income for the six months ended June 30, 2026 compared to the same period in 2025, due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and rates allocated proportionately to the absolute value of changes due to volume and changes due to rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable	$22,406	$6,165	$28,571
Taxable securities	2,748	968	3,716
Nontaxable securities	1	(20)	(19)
Interest earning deposits	713	(498)	215
Total interest income	$25,868	$6,615	$32,483
Interest Bearing Liabilities:
Certificates of deposit	$1,776	$(3,164)	$(1,388)
Savings accounts	172	(90)	82
Interest bearing demand and money market accounts	4,516	(711)	3,805
Total interest bearing deposits	6,464	(3,965)	2,499
Junior subordinated debentures	12	(94)	(82)
Borrowings	(4,418)	(878)	(5,296)
Total interest expense	$2,058	$(4,937)	$(2,879)
Net interest income	$23,810	$11,552	$35,362
Net interest income increased $35.4 million, or 32.5%, to $144.0 million for the six months ended June 30, 2026, compared to $108.7 million for the same period in 2025, due primarily to a $32.5 million increase in total interest income and a $2.9 million decrease in total interest expense. The increase in net interest income was primarily due to an increase in average interest earning assets, which increased substantially as a result of the Merger and a decrease in interest expense due to decrease in average borrowings.
Net interest margin increased 51 basis points to 3.98% for the six months ended June 30, 2026, compared to 3.47% for the same period in 2025. The increase in net interest margin was due an increase in both the average loan balance and loan yield as a result of the Merger.
The yield on interest earning assets increased 22 basis points to 5.20% for the six months ended June 30, 2026, compared to 4.98% for the same period in 2025. The yield on loans receivable increased 25 basis points to 5.73% during the six months ended June 30, 2026, compared to 5.48% for the same period in 2025. The increase was due primarily to the incremental accretion on purchased loans which contributed 13 basis points to loan yield during the six months ended June 30, 2026. The incremental accretion and the impact to loan yield will change during any period based on the volume of prepayments, but is expected to decrease over time as the balance of the purchased loans decreases.
The following table presents the net interest margin and loan yield and the effect of the incremental accretion on purchased loans on these ratios for the periods indicated:

	Six Months Ended June 30,
	2026	2025
Net Interest Margin, excluding incremental accretion on purchased loans, annualized:
Net interest margin	3.98%	3.47%
Exclude impact from incremental accretion on purchased loans(2)	(0.10)%	—%
Net interest margin, excluding incremental accretion on purchased loans(1)	3.88%	3.47%

Loan yield, excluding incremental accretion on purchased loans, annualized:
Loan yield	5.73%	5.48%
Exclude impact from incremental accretion on purchased loans(2)	(0.13)	(0.01)
Loan yield, excluding incremental accretion on purchased loans(1)	5.60%	5.47%

Incremental accretion on purchased loans(1)	$3,395	$229
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
The cost of interest bearing deposits decreased 24 basis points to 1.69% for the six months ended June 30, 2026, compared to 1.93% for same period in 2025. This decrease was primarily due to the deposits acquired from Olympic, which had a lower cost of deposits.

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
Comparison of the quarter ended June 30, 2026 to the comparable quarter in the prior year
The following table presents the (reversal of) provision for credit losses for the periods indicated:

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
(Reversal of) provision for credit losses on loans	$(844)	$863	$(1,707)	(197.8)%
(Reversal of) provision for credit losses on unfunded commitments	(77)	93	(170)	(182.8)
(Reversal of) provision for credit losses	$(921)	$956	$(1,877)	(196.3)%
The (reversal of) provision for credit losses on loans reflects the amount required to maintain the ACL on loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves and is impacted by quarterly charge-offs and recoveries. The $844,000 reversal of provision for credit losses on loans recognized during the three months ended June 30, 2026, was due primarily to a decrease in the weighted average life of loans in the real estate construction and land development segment and an incremental change in the mix of loans from loans having a higher ACL percentage to those having a lower ACL percentage. Future assessments of expected credit losses will be impacted not only by changes in the composition of and amount of loans and to the reasonable and supportable forecast, but also by an updated assessment of qualitative factors, as well as consideration of any changes in the reasonable and supportable forecast reversion period.
The $863,000 provision for credit losses on loans recognized during the three months ended June 30, 2025, was due primarily to net charge-offs of $494,000 and secondarily to growth in balances of collectively evaluated loans during the quarter.

Comparison of the six months ended June 30, 2026 to the comparable period in the prior year
The following table presents the provision for (reversal of) credit losses for the periods indicated:

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
(Reversal of) provision for credit losses on loans	$(1,664)	$854	$(2,518)	(294.8)%
(Reversal of) provision for credit losses on unfunded commitments	(287)	153	(440)	(287.6)
(Reversal) of provision for credit losses	$(1,951)	$1,007	$(2,958)	(293.7)%

The (reversal of) provision for credit losses on loans reflects the amount required to maintain the ACL on loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves and is impacted by quarterly charge-offs and recoveries. The $1.7 million reversal of provision for credit losses on loans recognized during the six months ended June 30, 2026 was due primarily to a decrease in the weighted average life of loans which decreased the calculated reserves. The $287,000 reversal of provision for credit losses on unfunded commitments recognized during the six months ended June 30, 2026 was due primarily to an increase in utilization rates which resulted in a smaller unfunded capacity.
The $854,000 provision for credit losses recognized during the six months ended June 30, 2025 was due primarily to $793,000 in net charge-offs. The $153,000 provision for credit losses on unfunded commitments recognized during the six months ended June 30, 2025 was due primarily to an increase in the unfunded exposure on construction loans.

Noninterest Income
Comparison of the three months ended June 30, 2026 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Service charges and other fees	$3,592	$2,932	$660	22.5%
Card revenue	2,595	2,008	587	29.2
Loss on sale of investment securities, net	(217)	(6,854)	6,637	(96.8)
Interest rate swap fees	3	19	(16)	(84.2)
BOLI income	1,485	1,280	205	16.0
Gain on sale of other assets, net	—	5	(5)	(100.0)
Other income	1,853	2,127	(274)	(12.9)
Total noninterest income	$9,311	$1,517	$7,794	513.8%
Noninterest income increased $7.8 million during the three months ended June 30, 2026, compared to the same period in 2025. Loss on sale of securities decreased $6.6 million due to a smaller pre-tax loss of $217,000 recognized during the three months ended June 30, 2026, compared to a $6.9 million pre-tax loss recognized during the same period in 2025, as part of the Company's strategic balance sheet repositioning efforts. Increases in service charges and other fees, card revenue and BOLI income were due primarily to income from the deposit portfolio and BOLI acquired from Olympic.

Comparison of six months ended June 30, 2026 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Service charges and other fees	$6,959	$5,907	$1,052	17.8%
Card revenue	4,698	3,741	957	25.6
Loss on sale of investment securities, net	(217)	(10,741)	10,524	(98.0)
Interest rate swap fees	3	19	(16)	(84.2)
Bank owned life insurance income	2,604	2,198	406	18.5
Gain on sale of other assets, net	—	8	(8)	(100.0)
Other income	3,963	4,288	(325)	(7.6)
Total noninterest income	$18,010	$5,420	$12,590	232.3%
Noninterest income increased $12.6 million, during the six months ended June 30, 2026, compared to the same period in 2025. Loss on sale of securities decreased $10.5 million due to a smaller pre-tax loss of $217,000 recognized during the six months ended June 30, 2026, compared to a $10.7 million pre-tax loss recognized during the same period in 2025, as part of the Company's strategic balance sheet repositioning efforts. Increases in service charges and other fees, card revenue and BOLI income were due primarily to income from the deposit portfolio and BOLI acquired from Olympic.
Noninterest Expense
Comparison of three months ended June 30, 2026 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Three Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Compensation and employee benefits	$35,769	$25,467	$10,302	40.5%
Occupancy and equipment	6,014	4,840	1,174	24.3
Data processing	10,218	3,666	6,552	178.7
Marketing	437	336	101	30.1
Professional services	939	1,122	(183)	(16.3)
State/municipal business and use taxes	1,801	1,205	596	49.5
Federal deposit insurance premium	881	810	71	8.8
Other real estate owned, net	44	—	44	100.0
Amortization of intangible assets	2,957	302	2,655	879.1
Other expense	5,264	3,337	1,927	57.7
Total noninterest expense	$64,324	$41,085	$23,239	56.6%
Noninterest expense increased $23.2 million, to $64.3 million during the three months ended June 30, 2026, compared to $41.1 million during the same period in 2025. The increase was primarily due to expenses from the Merger, including increases related to compensation and employee benefits due to increased headcount, severance expense, occupancy and equipment expense primarily due to additional rent expense, and additional data processing expense due to an increase in transactional accounts and balances. Noninterest expense also increased due to an increase in the amortization of intangible assets of $2.7 million, relating to the Merger. Total Merger-related expenses incurred during the three months ended June 30, 2026 were $7.5 million and consisted of severance expense, professional fees, core conversion costs and contract termination costs.
The following table presents the merger costs included in noninterest expense for the period indicated:

Three Months Ended June 30,
2026
(Dollars in thousands)
Compensation and employee benefits	$1,481
Data processing	4,924
Professional services	128
Other expense	960
Total noninterest expense	$7,493

Comparison of the six months ended June 30, 2026 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Six Months Ended June 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Compensation and employee benefits	$69,741	$51,266	$18,475	36.0%
Occupancy and equipment	11,344	9,766	1,578	16.2
Data processing	15,311	7,563	7,748	102.4
Marketing	820	671	149	22.2
Professional services	3,781	1,856	1,925	103.7
State/municipal business and use taxes	3,475	2,425	1,050	43.3
Federal deposit insurance premium	1,918	1,622	296	18.2
Other real estate owned, net	48	—	48	100.0
Amortization of intangible assets	5,015	605	4,410	728.9
Other expense	9,422	6,694	2,728	40.8
Total noninterest expense	$120,875	$82,468	$38,407	46.6%
Noninterest expense increased $38.4 million, to $120.9 million during the six months ended June 30, 2026, compared to $82.5 million during the same period in 2025. The increase was primarily due to expenses from the Merger, including increases related to compensation and employee benefits due to increased headcount, severance expense, occupancy and equipment expense primarily due to additional rent expense, and additional data processing expense due to an increase in transactional accounts and balances. Noninterest expense also increased due to an increase in the amortization of intangible assets of $4.4 million, relating to the Merger. Total Merger-related expenses incurred during the six months ended June 30, 2026 were $12.7 million and consisted of severance expense, professional fees, core conversion costs and contract termination costs.
The following table presents the merger costs included in noninterest expense for the period indicated:

Six Months Ended June 30,
2026
(Dollars in thousands)
Compensation and employee benefits	$4,214
Data processing	5,415
Professional services	1,996
Other expense	1,046
Total noninterest expense	$12,671

Income Tax Expense
Comparison of the three months ended June 30, 2026 to the comparable period in the prior year
The following table presents the income tax expense, and related metrics and the change for the periods indicated:

	Three Months Ended June 30,
	2026	2025	Change
	(Dollars in thousands)
Income before income taxes	$20,724	$14,459	$6,265
Income tax expense	$3,178	$2,244	$934
Effective income tax rate	15.3%	15.5%	(0.2)%
Income tax expense increased due primarily to higher estimated pre-tax income during the three months ended June 30, 2026 compared to the same period in 2025. The Company also recognized income tax expense of $515,000 related to the surrender of $8.5 million in BOLI policies during the three months ended June 30, 2025.
Comparison of the six months ended June 30, 2026 to the comparable period in the prior year.
The following table presents the income tax expense and related metrics and the change for the periods indicated:

	Six Months Ended June 30,		Change
	2026	2025	$
	(Dollars in thousands)
Income before income taxes	$43,121	$30,618	$12,503
Income tax expense	$6,628	$4,492	$2,136
Effective income tax rate	15.4%	14.7%	0.7%
Income tax expense and the effective income tax rate both increased due primarily to higher estimated pre-tax income during the six months ended June 30, 2026, compared to the same period in 2025, which decreased the impact of favorable permanent tax items such as tax-exempt investments, investments in BOLI and LIHTC investments. The Company also recognized income tax expense of $515,000 related to the surrender of $8.5 million in BOLI policies during the six months ended June 30, 2025.

Financial Condition
The following table provides a comparison of the changes in the Company's financial condition at the periods indicated:

	June 30, 2026	December 31, 2025	Change
			$	%
	(Dollars in thousands)
Assets
Cash and cash equivalents	$204,375	$233,089	$(28,714)	(12.3)%
Investment securities available for sale, at fair value, net	971,437	607,522	363,915	59.9
Investment securities held to maturity, at amortized cost, net	661,839	674,107	(12,268)	(1.8)
Loans receivable, net	5,688,268	4,730,682	957,586	20.2
Other real estate owned	755	—	755	100.0
Premises and equipment, net	98,034	74,690	23,344	31.3
Federal Home Loan Bank stock, at cost	12,653	5,163	7,490	145.1
Bank owned life insurance	146,350	105,974	40,376	38.1
Accrued interest receivable	23,056	19,280	3,776	19.6
Prepaid expenses and other assets	297,501	273,925	23,576	8.6
Other intangible assets, net	47,269	1,979	45,290	2,288.5
Goodwill	279,029	240,939	38,090	15.8
Total assets	$8,430,566	$6,967,350	$1,463,216	21.0%

	June 30, 2026	December 31, 2025	Change
			$	%

Liabilities and Stockholders' Equity
Total deposits	$7,038,706	$5,920,199	$1,118,507	18.9%
Borrowings	166,250	20,000	146,250	731.3
Junior subordinated debentures	22,497	22,350	147	0.7
Accrued expenses and other liabilities	93,421	83,297	10,124	12.2
Total liabilities	7,320,874	6,045,846	1,275,028	21.1
Common stock	707,889	531,100	176,789	33.3
Retained earnings	439,799	421,619	18,180	4.3
Accumulated other comprehensive loss, net	(37,996)	(31,215)	(6,781)	(21.7)
Total stockholders' equity	1,109,692	921,504	188,188	20.4
Total liabilities and stockholders' equity	$8,430,566	$6,967,350	$1,463,216	21.0%
Total assets increased during the six months ended June 30, 2026 primarily as a result of the Merger. Assets acquired, including goodwill, totaled $1.59 billion at the Merger closing date of January 31, 2026. Total liabilities and stockholders' equity also increased primarily as a result of the Merger. Total deposits acquired were $1.39 billion, and total common stock issued in the Merger was $185.0 million.

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
The following table provides information regarding our investment securities at the dates indicated:

	June 30, 2026		December 31, 2025		Change
	Balance	% of Total	Balance	% of Total	$	%
	(Dollars in thousands)
Investment securities available for sale, at fair value:
U.S. government and agency securities	$11,823	0.7%	$11,702	0.9%	$121	1.0%
Municipal securities	64,390	3.9	51,423	4.0	12,967	25.2
Residential CMO and MBS(1)	496,178	30.4	275,268	21.5	220,910	80.3
Commercial CMO and MBS(1)	363,713	22.2	252,164	19.7	111,549	44.2
Corporate obligations	16,423	1.0	10,532	0.8	5,891	55.9
Other asset-backed securities	18,910	1.2	6,433	0.5	12,477	194.0
Total	$971,437	59.4%	$607,522	47.4%	$363,915	59.9%

Investment securities held to maturity, at amortized cost:
U.S. government and agency securities	$151,363	9.3%	$151,319	11.8%	$44	—%
Residential CMO and MBS(1)	207,387	12.7	217,707	17.0	(10,320)	(4.7)
Commercial CMO and MBS(1)	303,089	18.6	305,081	23.8	(1,992)	(0.7)
Total	$661,839	40.6%	$674,107	52.6%	$(12,268)	(1.8)%

Total investment securities	$1,633,276	100.0%	$1,281,629	100.0%	$351,647	27.4%
(1) U.S. government agency and government-sponsored enterprise CMO and MBS obligations.

Total investment securities increased $351.6 million, or 27.4%, to $1.63 billion at June 30, 2026 from $1.28 billion at December 31, 2025. The increase was primarily due to the acquisition of investment securities balances of $312.0 million in the Merger. The Company repositioned a portion of the acquired portfolio during the six months ended June 30, 2026, with sales of $231.6 million and purchases of $359.9 million. Losses totaling $217,000 were recognized on the investment sales. Purchases exceeded sales in the repositioning due to the investment of excess cash acquired in the Merger, which was a result of the sale of investment securities by Olympic during the month preceding the Merger. Investment maturities and repayments totaled $80.4 million during the six months ended June 30, 2026.

Loan Portfolio
Changes by loan type
The Company originates a wide variety of loans with a focus on commercial business loans. In addition to originating loans, the Company may also acquire loans through pool purchases, participation purchases and syndicated loan purchases.
The following table provides information about our loan portfolio by type of loan at the dates indicated:

	June 30, 2026		December 31, 2025		Change
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	$	%
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,051,269	18.3%	$818,000	17.1%	$233,269	28.5%
Owner-occupied CRE	1,227,674	21.4	1,034,829	21.6	192,845	18.6
Non-owner occupied CRE	2,509,283	43.6	2,057,844	43.0	451,439	21.9
Total commercial business	4,788,226	83.3	3,910,673	81.7	877,553	22.4
Residential real estate	348,838	6.1	358,834	7.5	(9,996)	(2.8)
Real estate construction and land development:
Residential	136,595	2.4	95,350	2.0	41,245	43.3
Commercial and multifamily	259,947	4.5	247,975	5.2	11,972	4.8
Total real estate construction and land development	396,542	6.9	343,325	7.2	53,217	15.5
Consumer	214,135	3.7	170,434	3.6	43,701	25.6
Total	$5,747,741	100.0%	$4,783,266	100.0%	$964,475	20.2%
Loans receivable increased $964.5 million, or 20.2%, to $5.75 billion at June 30, 2026, from $4.78 billion at December 31, 2025 due primarily to loans acquired in the Merger. New loans funded during the six months ended June 30, 2026 were $259.1 million, which was higher than new loans funded during the same period in 2025 of $235.7 million. Loan prepayments were $175.0 million and loan payoffs were $96.4 million during the six months ended June 30, 2026.
The following table summarizes the composition of acquired loans at the Merger closing date of January 31, 2026:

	January 31, 2026
	Balance	% of Total
Merger - Loan Composition	(Dollars in thousands)
Commercial business:
Commercial and industrial	$251,819	26.4%
Owner-occupied CRE	172,141	18.0%
Non-owner occupied CRE	414,899	43.5%
Total commercial business	838,859	87.9%
Residential real estate	11,703	1.2%
Real estate construction and land development:
Residential	26,765	2.8%
Commercial and multifamily	35,894	3.8%
Total real estate construction and land development	62,659	6.6%
Consumer	41,079	4.3%
Loans receivable	954,300	100.0%

The following table provides information about owner occupied CRE and non-owner occupied CRE loans by collateral type at the dates indicated:

	June 30, 2026		December 31, 2025		Change
	Amortized Cost	% of CRE Loans	Amortized Cost	% of CRE Loans	$	%
	(Dollars in thousands)
Owner occupied and non-owner occupied CRE loans by collateral type:
Office	$685,041	18.3%	$588,772	19.0%	$96,269	16.4%
Industrial	669,197	17.9	541,664	17.5	127,533	23.5
Multi-family	614,580	16.4	520,602	16.8	93,978	18.1
Retail store / shopping center	438,646	11.7	338,939	11.0	99,707	29.4
Mini-storage	275,123	7.4	155,130	5.0	119,993	77.3
Mixed use property	157,058	4.2	156,853	5.1	205	0.1
Motel / hotel	111,248	3.0	124,612	4.0	(13,364)	(10.7)
Warehouse	127,764	3.4	133,544	4.3	(5,780)	(4.3)
Single purpose	135,941	3.6	134,290	4.3	1,651	1.2
Recreational / school	90,375	2.4	83,047	2.7	7,328	8.8
Other	431,984	11.7	315,220	10.3	116,764	37.0
Total	$3,736,957	100.0%	$3,092,673	100.0%	$644,284	20.8%
Office loans represented the largest segment of owner-occupied and non-owner occupied CRE loans, totaling $685.0 million, or 18.3% of total CRE loans, at June 30, 2026. Of this total, $316.0 million, or 46.1%, were owner-occupied CRE loans. Owner-occupied CRE loans have a lower risk profile than non-owner occupied CRE loans, as there is less tenant rollover risk and they generally include guarantees from the company occupying the space as well as the owners of the company.
Loans classified as nonaccrual and nonperforming assets
The following table provides information about our nonaccrual loans and nonperforming assets at the dates indicated:

	June 30, 2026	December 31, 2025	Change
			$	%
	(Dollars in thousands)
Nonaccrual loans:(1)
Commercial business	$7,437	$6,886	$551	8.0%
Residential real estate	1,338	1,196	142	11.9
Real estate construction and land development	6,420	12,408	(5,988)	(48.3)
Consumer	315	486	(171)	(35.2)
Total nonaccrual loans	15,510	20,976	(5,466)	(26.1)
Accruing loans past due 90 days or more	$—	$194	$(194)	(100.0)%
Total nonperforming loans	15,510	21,170	(5,660)	(26.7)
Other real estate owned	755	—	755	100.0
Total nonperforming assets	$16,265	$21,170	$(4,905)	(23.2)%

Credit quality ratios:
Nonaccrual loans to loans receivable	0.27%	0.44%	(0.17)	(38.6)
Nonperforming loans to loans receivable	0.27	0.44	(0.17)	(38.6)
Nonperforming assets to total assets	0.19	0.30	(0.11)	(36.7)
(1) At June 30, 2026 and December 31, 2025, $4.2 million and $2.4 million, respectively, of nonaccrual loans, were guaranteed by government agencies.

The following table provides the changes in nonaccrual loans during the six months ended June 30, 2026:

(Dollars in thousands)
Balance, beginning of period	$20,976
Additions	9,376
Net principal payments, and sales	(541)
Payoffs	(12,956)
Charge-offs	(463)
Transfer to OREO	(741)
Return to accrual	(141)
Balance, end of period	$15,510
Nonaccrual loans decreased $5.5 million to $15.5 million at June 30, 2026, compared to $21.0 million at December 31, 2025. Payoffs during the six months ended June 30, 2026 consisted of eight loans totaling $13.0 million, including one $5.8 million residential construction loan, two CRE non-owner occupied loans totaling $2.0 million, three commercial business loans totaling $5.0 million, and two consumer loans totaling $0.2 million. These payoffs were partially offset by the migration of $9.4 million in loans to nonaccrual status including six commercial and industrial loans totaling $8.1 million and two residential loans totaling $1.0 million. Olympic had no nonaccrual loans as of the acquisition date of January 31, 2026.

Allowance for Credit Losses on Loans
The following table provides information regarding our ACL on loans for the periods indicated:

	At or For the Six Months Ended June 30,
	2026	2025	Change
	(Dollars in thousands)
ACL on loans at the end of period	$59,473	$52,529	$6,944

Credit quality ratios:
ACL on loans to loans receivable	1.03%	1.10%	(0.07)%
ACL on loans to nonaccrual loans	383.45	532.48	(149.03)

Net charge-offs (recoveries)	$786	$793	$(7)
Average balance of loans receivable during the period	5,577,841	4,781,167	796,674
Net charge-offs (recoveries) on loans to average loans receivable annualized	0.03%	0.03%	—%
The ACL on loans as a percentage of loans receivable was 1.03% at June 30, 2026 compared to 1.10% at December 31, 2025. The ACL on loans increased $6.9 million, or 13.1%, to $59.5 million at June 30, 2026, compared to $52.6 million at December 31, 2025 due primarily to the initial ACL recorded on the loans acquired in the Merger of $9.3 million.
The ACL on loans as a percentage of loans receivable decreased seven basis points to 1.03% at June 30, 2026 from 1.10% at June 30, 2025, due primarily to a lower weighted average life of acquired loans which decreased the calculated reserves for these loans.
The following table presents the ACL on loans by loan portfolio segment at the dates indicated:

	June 30, 2026			December 31, 2025
	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans
	(Dollars in thousands)
Commercial business	$46,563	0.97%	83.3%	$39,412	1.01%	81.7%
Residential real estate	3,269	0.94	6.1	3,708	1.03	7.5
Real estate construction and land development	7,303	1.84	6.9	7,624	2.22	7.2
Consumer	2,338	1.09	3.7	1,840	1.08	3.6
Total ACL on loans	$59,473	1.03%	100.0%	$52,584	1.10%	100.0%

Deposits
The following table summarizes the Company's deposits at the dates indicated:

	June 30, 2026		December 31, 2025		Change
	Balance	% of Total Deposits	Balance	% of Total Deposits	$	%
	(Dollars in thousands)
Noninterest demand deposits	$1,972,702	28.0%	$1,597,650	27.0%	$375,052	23.5%
Interest bearing demand deposits	1,854,634	26.3	1,627,259	27.5	227,375	14.0
Money market accounts	1,574,835	22.4	1,334,904	22.5	239,931	18.0
Savings accounts	581,259	8.3	422,523	7.1	158,736	37.6
Total non-maturity deposits	5,983,430	85.0	4,982,336	84.1	1,001,094	20.1
Certificates of deposit	1,055,276	15.0	937,863	15.9	117,413	12.5
Total deposits	$7,038,706	100.0%	$5,920,199	100.0%	$1,118,507	18.9%
Total deposits increased $1.12 billion, or 18.9%, to $7.04 billion at June 30, 2026, from $5.92 billion at December 31, 2025 due primarily to deposits acquired in the Merger.
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
Borrowings
At June 30, 2026, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $1.80 billion. The FHLB functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. The Bank had $166.3 million in FHLB advances outstanding at June 30, 2026, and $20.0 million in FHLB advances outstanding at December 31, 2025. Advances from the FHLB may be collateralized by FHLB stock owned by the Bank, deposits at the FHLB, certain commercial and residential real estate loans, investment securities or other assets. All FHLB advances at June 30, 2026 were short-term and mature in less than one year.
The Bank maintains a credit facility with the FRB through the Discount Window with available borrowing capacity of $339.0 million at June 30, 2026. The Bank had no FRB borrowings outstanding at June 30, 2026 or December 31, 2025.
The Company assumed trust preferred securities and the related junior subordinated debentures as part of a prior acquisition. For regulatory capital purposes, the trust preferred securities are included in Tier 2 capital. The junior subordinated debentures outstanding were $22.5 million at June 30, 2026 and $22.4 million at December 31, 2025, net of unaccreted discount.
The Bank maintains available unsecured federal funds lines with four correspondent banks totaling $145.0 million, with no outstanding borrowings at June 30, 2026 or December 31, 2025.

Stockholders' Equity
Total stockholders' equity increased $188.2 million, or 20.4%, to $1.11 billion at June 30, 2026, compared to $921.5 million at December 31, 2025 due primarily to stock issued as consideration in the Merger. The Company’s stockholders' equity to assets ratio was 13.2% at both June 30, 2026 and at December 31, 2025.

The following table summarizes changes in stockholders' equity for the Company for the period indicated:

Six Months Ended June 30, 2026
(Dollars in thousands)
Balance, beginning of period	$921,504
Common stock issued in Merger	184,996
Net income	36,493
Cash dividends declared on common stock	(18,313)
Common stock repurchased	(11,072)
Accumulated other comprehensive loss	(6,781)
Other	2,865
Balance, end of period	$1,109,692
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our Board after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon the receipt of dividends from the Bank, which is the Company’s predominant source of income. On July 22, 2026, the Board declared a regular quarterly dividend of $0.25 per common share payable on August 19, 2026 to shareholders of record on August 5, 2026.
On April 24, 2024, the Board authorized the Stock Repurchase Program. The Company is not obligated to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Program’s expiration, without any prior notice.

Regulatory Requirements
The Company is a bank holding company under the supervision of the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect in the unaudited Condensed Consolidated Financial Statements and operations. Additionally, the Company and the Bank are required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. Management believes that, as of June 30, 2026, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of June 30, 2026 and December 31, 2025, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories.
The following table summarizes the Company's (consolidated) and the Bank's actual capital ratios compared to the regulatory "adequately capitalized" capital ratios and the regulatory minimum capital ratios needed to qualify as a "well capitalized" institution, as calculated under regulatory guidelines at the dates presented:

	Actual		Adequately Capitalized		Well-Capitalized(1)
	(Dollars in thousands)
June 30, 2026
Total capital ratio
Company	$904,750	13.4%	$541,367	8.0%	$676,709	10.0%
Bank	894,624	13.2	540,863	8.0	676,078	10.0
Tier 1 capital ratio
Company	844,208	12.5	406,025	6.0	541,367	8.0
Bank	834,082	12.3	405,647	6.0	540,863	8.0
Common equity Tier 1 capital ratio
Company	821,711	12.1	304,519	4.5	439,861	6.5
Bank	834,082	12.3	304,235	4.5	439,451	6.5

	Actual		Adequately Capitalized		Well-Capitalized(1)
	(Dollars in thousands)
Leverage ratio
Company	844,208	10.4	326,256	4.0	407,820	5.0
Bank	834,082	10.2	326,019	4.0	407,523	5.0
December 31, 2025
Total capital ratio
Company	$786,057	14.1%	$446,102	8.0%	$557,628	10.0%
Bank	775,354	13.9	445,750	8.0	557,187	10.0
Tier 1 capital ratio
Company	732,473	13.1	334,577	6.0	446,102	8.0
Bank	721,770	13.0	334,312	6.0	445,750	8.0
Common equity Tier 1 capital ratio
Company	710,123	12.7	250,933	4.5	362,458	6.5
Bank	721,770	13.0	205,734	4.5	362,172	6.5
Leverage ratio
Company	732,473	10.8	270,061	4.0	337,576	5.0
Bank	721,770	10.7	269,879	4.0	337,348	5.0
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
The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $2.75 billion, or 39.1% of total deposits, at June 30, 2026 and $2.43 billion, or 41.1% of total deposits, at December 31, 2025. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. At June 30, 2026, we had no brokered deposits, compared to $77.5 million, or 1.31% of total deposits, at December 31, 2025. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition so we adhere to internal management targets assigned to the loan to deposit ratio, liquidity ratio, net short-term non-core funding ratio and non-core liabilities to total assets ratio to ensure an appropriate liquidity position. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.
The following table summarizes the Company's available liquidity as of the dates indicated:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
On-balance sheet liquidity
Cash and cash equivalents	$204,375	$233,089
Unencumbered investment securities available for sale(1)	949,021	606,968
Total on-balance sheet liquidity	$1,153,396	$840,057

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Off-balance sheet liquidity
FRB borrowing availability	$339,029	$346,307
FHLB borrowing availability(2)	1,635,593	1,285,640
Fed funds line borrowing availability with correspondent banks	145,000	145,000
Total off-balance sheet liquidity	$2,119,622	$1,776,947
Total available liquidity	$3,273,018	$2,617,004
(1) Investment securities available for sale at fair value.
(2) Includes FHLB borrowing availability of $1.80 billion at June 30, 2026 based on pledged assets; however, maximum credit capacity is 45% of the Bank's total assets one quarter in arrears, or $3.82 billion.
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
The following table presents the calculations of our non-GAAP financial measures as of the dates indicated:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Dollar amounts in thousands)
Loan yield, excluding incremental accretion on purchased loans, annualized:
Interest and fees on loans (GAAP)	$81,935	$65,373	$158,380	$129,809
Exclude incremental accretion on purchased loans	1,772	76	3,395	229
Adjusted interest and fees on loans (non-GAAP)	$80,163	$65,297	$154,985	$129,580

Average loans receivable, net (GAAP)	$5,740,927	$4,768,558	$5,577,841	$4,781,167

Loan yield, annualized (GAAP)	5.72%	5.50%	5.73%	5.48%
Loan yield, excluding incremental accretion on purchased loans, annualized (non-GAAP)	5.60%	5.49%	5.60%	5.47%

Net Interest Margin, excluding incremental accretion on purchased loans, annualized:
Net interest income before provision (GAAP)	$74,816	$54,983	$144,035	$108,673
Exclude incremental accretion on purchased loans	1,772	76	3,395	229
Adjusted net interest income before provision (non-GAAP)	$73,044	$54,907	$140,640	$108,444

Average Interest earning assets (GAAP)	$7,517,314	$6,286,309	$7,303,680	$6,309,872

Net interest margin (GAAP)	3.99%	3.51%	3.98%	3.47%
Net interest margin, excluding incremental accretion on purchased loans (non-GAAP)	3.90%	3.50%	3.88%	3.47%

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
Net interest income simulation
We use an income simulation model as the primary tool to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Modeling the sensitivity of net interest income is highly dependent on numerous assumptions incorporated into the modeling process. Key assumptions in the model include prepayment speeds on loans and investment securities, repricing betas on non-maturity deposits, and repricing on investment securities, loans, and borrowings. In order to measure the interest rate risk sensitivity as of June 30, 2026, this simulation model uses a “static balance sheet” assumption, meaning the size and mix of the balance sheet remains the same as maturing cash flows from assets and liabilities are reinvested into the same categories at the current level of interest rates. The simulation also assumes an instantaneous and sustained uniform change in market interest rates at all maturities.
The following table summarizes the estimated effect on net interest income over a 12 month period measured against a flat rate (no interest rate change) scenario for the dates indicated:

	June 30, 2026		December 31, 2025
	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
Change in Interest Rates (Basis Points)	(Dollars in thousands)
+200(shock)	4,786	1.6	4,586	1.9
+100(shock)	3,699	1.2	3,399	1.4
+0(flat)	—	—	—	—
-100(shock)	(3,353)	(1.1)	(2,442)	(1.0)
-200(shock)	(9,691)	(3.3)	(7,769)	(3.3)
The Company’s balance sheet sensitivity to changes in market rates shows a slight decrease in asset sensitivity at June 30, 2026, compared to December 31, 2025. For each of the interest rate scenarios modeled and measured by management as presented in the preceding table, results at June 30, 2026 were well within established risk tolerances as established by policy.
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

ITEM 4.     CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
Our management has evaluated, with the participation and under the supervision of our Chief Executive Officer (the Company’s principal executive officer) and Chief Financial Officer (the Company’s principal financial officer), the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As permitted by SEC rules, the Company excluded from its assessment the internal control over financial reporting of Olympic, which was acquired on January 31, 2026.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Repurchase Programs
The following table provides information about repurchases of common stock by the Company during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased at Period End Under the Program
April 1, 2026—April 30, 2026	31,056	$27.22	31,056	765,776
May 1, 2026— May 31, 2026	271,287	26.74	271,287	494,489
June 1, 2026—June 30, 2026	72,361	27.82	70,000	424,489
Total	374,704	$26.99
(1)Of the common shares repurchased by the Company between April 1, 2026 and June 30, 2026, a total of 2,361 shares represented the cancellation of stock to pay withholding taxes on vested restricted stock units and were not repurchased pursuant to the publicly announced stock repurchase program.

On April 24, 2024, the Board approved a plan to repurchase of up to 5% of the Company's outstanding common shares or approximately 1,734,492 shares. The April 2024 repurchase program superseded a previous stock repurchase program, authorized in March 2020.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement".

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

HERITAGE FINANCIAL CORPORATION
Date:
August 7, 2026	/S/ BRYAN D. MCDONALD
Bryan D. McDonald
President and Chief Executive Officer
(Principal Executive Officer)
Date:
August 7, 2026	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)