Form 10-Q
period 2026-09-30
HERITAGE FINANCIAL CORP /WA/
filed 2026-11-06
CIK 1046025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026 or

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
As of October 28, 2026, there were 40,576,875 shares of the registrant's common stock, no par value per share, outstanding.

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2026

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Such statements often include, among others, statements concerning plans, estimates, calculations, forecasts, and projections with respect to anticipated future performance of the Company. These statements are often, but not always, identified by words such as "believes," "expects," "anticipates," "estimates," “forecasts,” "intends," “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” "will," “should,” "would," and "could," as well as the negative of such words. Forward-looking statements are not historical facts but instead represent management's current expectations and forecasts regarding future events, many of which are inherently uncertain and outside of our control. Actual results may differ, possibly materially, from those currently expected or projected in these forward-looking statements. These forward-looking statements are subject to inherent known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by forward-looking statements. Factors that could cause our actual results to differ materially from those described in the forward-looking statements include, but are not limited to, the following:
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
•changes in the interest rate environment, including as a result of the recent increase in the benchmark federal funds rate by the Federal Reserve, which could adversely affect our revenues and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity;
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
•our ability to adapt successfully to technological changes to compete effectively in the marketplace, including as a result of competition from other commercial banks, mortgage banking firms, credit unions, securities brokerage firms, insurance companies, financial technology companies, and digital asset service providers;
•emerging issues related to the development and use of artificial intelligence that could give rise to legal or regulatory action, damage our reputation or otherwise materially harm our business or customers;
•our ability to implement our organic and acquisition growth strategies, including the acquisition of Olympic, and our ability to successfully integrate Olympic's customers and operations following the acquisition;
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
•potential impairment to the goodwill we recorded in connection with our past acquisitions, including as a result of the acquisition of Olympic;
•loss of, or inability to attract, key personnel;

•our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire, including as a result of the acquisition of Olympic, into our operations and our ability to realize related revenue synergies and cost savings within expected time frames or at all, and any goodwill charges related thereto and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which might be greater than expected;
•the effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises;
•the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry in general on investor and depositor sentiment regarding the stability and liquidity of banks;
•the credit risks of lending activities, including changes in the level and trend of loan delinquencies, write-offs and changes in our ACL on loans and provision for credit losses on loans that may be affected by deterioration in the housing and CRE markets, which may lead to increased losses and nonperforming assets in our loan portfolio, or may result in our ACL on loans no longer being adequate to cover actual losses, and require us to increase our ACL on loans through provisions for credit losses;
•the relative differences between short-term and long-term interest rates, deposit interest rates, our net interest margin and funding sources;
•the availability of future equity and debt issuances and other capital raising opportunities on favorable terms;
•the impact of repricing and competitors' pricing initiatives on loan and deposit products;
•the extensive and evolving regulatory framework that applies to us;
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
•changes in consumer spending, borrowing, and savings habits;
•our ability to pay dividends on our common stock;
•our success at managing and responding to the risks involved in the foregoing items; and
•other factors described in our 2025 Annual Form 10-K, this Quarterly Report on Form 10-Q and other documents filed with or furnished to the SEC, which are available on our website at www.hf-wa.com and on the SEC's website at www.sec.gov.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
(Dollars in thousands, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Cash on hand and in banks	$103,026	$52,587
Interest earning deposits	84,041	180,502
Cash and cash equivalents	187,067	233,089
Investment securities available for sale, at fair value, net (amortized cost of $1,028,761 and $647,505, respectively)	947,636	607,522
Investment securities held to maturity, at amortized cost, net (fair value of $577,974 and $625,287, respectively)	653,823	674,107
Total investment securities	1,601,459	1,281,629
Loans receivable	5,881,201	4,783,266
Allowance for credit losses on loans	(61,343)	(52,584)
Loans receivable, net	5,819,858	4,730,682
Other real estate owned	—	—
Premises and equipment, net	98,295	74,690
Federal Home Loan Bank stock, at cost	10,657	5,163
Bank owned life insurance	147,600	105,974
Accrued interest receivable	24,290	19,280
Prepaid expenses and other assets	305,351	273,925
Other intangible assets, net	44,328	1,979
Goodwill	279,029	240,939
Total assets	$8,517,934	$6,967,350
LIABILITIES AND STOCKHOLDERS' EQUITY
Noninterest bearing deposits	$1,967,073	$1,597,650
Interest bearing deposits	5,219,861	4,322,549
Total deposits	7,186,934	5,920,199
Borrowings	121,900	20,000
Junior subordinated debentures	22,570	22,350
Accrued expenses and other liabilities	102,709	83,297
Total liabilities	7,434,113	6,045,846
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, no par value, 2,500,000 shares authorized; no shares issued and outstanding, respectively	—	—
Common stock, no par value, 50,000,000 shares authorized; 40,576,875 and 33,963,500 shares issued and outstanding, respectively	698,915	531,100
Retained earnings	448,178	421,619
Accumulated other comprehensive loss, net	(63,272)	(31,215)
Total stockholders’ equity	1,083,821	921,504
Total liabilities and stockholders’ equity	$8,517,934	$6,967,350
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
INTEREST INCOME:
Interest and fees on loans	$84,470	$66,422	$242,850	$196,231
Taxable interest on investment securities	14,456	11,102	41,490	34,420
Nontaxable interest on investment securities	126	138	383	414
Interest on interest earning deposits	1,139	1,846	3,817	4,309
Total interest income	100,191	79,508	288,540	235,374
INTEREST EXPENSE:
Deposits	21,369	20,121	63,507	59,760
Junior subordinated debentures	437	474	1,298	1,417
Borrowings	1,126	1,542	2,441	8,153
Total interest expense	22,932	22,137	67,246	69,330
Net interest income	77,259	57,371	221,294	166,044
Provision for credit losses	2,271	1,775	320	2,782
Net interest income after provision for credit losses	74,988	55,596	220,974	163,262
NONINTEREST INCOME:
Service charges and other fees	3,497	3,046	10,456	8,953
Card revenue	2,521	2,209	7,219	5,950
Loss on sale of investment securities, net	—	—	(217)	(10,741)
Interest rate swap fees	53	96	56	115
Bank owned life insurance income	1,250	1,008	3,854	3,206
Gain on sale of other assets, net	—	—	—	8
Other income	1,932	1,966	5,895	6,254
Total noninterest income	9,253	8,325	27,263	13,745
NONINTEREST EXPENSE:
Compensation and employee benefits	34,135	26,082	103,876	77,348
Occupancy and equipment	6,326	4,665	17,670	14,431
Data processing	8,337	3,754	23,648	11,317
Marketing	675	284	1,495	955
Professional services	1,109	1,332	4,890	3,188
State/municipal business and use taxes	1,799	1,235	5,274	3,660
Federal deposit insurance premium	947	796	2,865	2,418
Other real estate owned, net	(55)	—	(7)	—
Amortization of intangible assets	2,941	284	7,956	889
Other expense	5,744	3,183	15,166	9,877
Total noninterest expense	61,958	41,615	182,833	124,083
Income before income taxes	22,283	22,306	65,404	52,924
Income tax expense	3,563	3,137	10,191	7,629
Net income	$18,720	$19,169	$55,213	$45,295
Basic earnings per share	$0.46	$0.56	$1.37	$1.33
Diluted earnings per share	$0.46	$0.55	$1.36	$1.31
Dividends declared per share	$0.25	$0.24	$0.73	$0.72
Average number of basic shares outstanding	40,740,742	33,953,810	40,175,502	34,009,010
Average number of diluted shares outstanding	41,213,105	34,413,386	40,642,491	34,481,877
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income	$18,720	$19,169	$55,213	$45,295
Change in fair value of investment securities available for sale, net of tax of $(7,175), $1,074, $(9,193), and $3,955 respectively	(25,261)	3,804	(32,166)	13,626
Amortization of net unrealized gain for the reclassification of investment securities available for sale to held to maturity, net of tax of $(4), $(17), $(17), and $(58) respectively	(15)	(61)	(60)	(204)
Reclassification adjustment for net loss from sale of investment securities available for sale included in income, net of tax benefit of $0, $0, $48, and $2,365 respectively	—	—	169	8,376
Other comprehensive (loss) income	(25,276)	3,743	(32,057)	21,798
Comprehensive (loss) income	$(6,556)	$22,912	$23,156	$67,093
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except shares and per share data)

	Three Months Ended September 30, 2026
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at June 30, 2026	40,906,122	$707,889	$439,799	$(37,996)	$1,109,692
Restricted stock units vested	16,387				—
Stock-based compensation expense		1,328			1,328
Common stock repurchased	(345,634)	(10,302)			(10,302)
Net income			18,720		18,720
Other comprehensive loss, net of tax				(25,276)	(25,276)
Cash dividends declared on common stock ($0.25 per share)			(10,341)		(10,341)
Balance at September 30, 2026	40,576,875	$698,915	$448,178	$(63,272)	$1,083,821

	Nine Months Ended September 30, 2026
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2025	33,963,500	$531,100	$421,619	$(31,215)	$921,504
Restricted stock units vested	204,673				—
Stock-based compensation expense		4,193			4,193
Common stock repurchased	(758,898)	(21,374)			(21,374)
Stock issued in connection with acquisition	7,167,600	184,996			184,996
Net income			55,213		55,213
Other comprehensive loss, net of tax				(32,057)	(32,057)
Cash dividends declared on common stock ($0.73 per share)			(28,654)		(28,654)
Balance at September 30, 2026	40,576,875	$698,915	$448,178	$(63,272)	$1,083,821

	Three Months Ended September 30, 2025
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at June 30, 2025	33,953,194	$528,758	$396,643	$(37,189)	$888,212
Restricted stock units vested	3,544				—
Stock-based compensation expense		1,215			1,215
Common stock repurchased		(24)			(24)
Net income			19,169		19,169
Other comprehensive income, net of tax				3,743	3,743
Cash dividends declared on common stock ($0.24 per share)			(8,251)		(8,251)
Balance at September 30, 2025	33,956,738	$529,949	$407,561	$(33,446)	$904,064

	Nine Months Ended September 30, 2025
	Number of common shares	Common stock	Retained earnings	AOCI	Total stockholders’ equity
Balance at December 31, 2024	33,990,827	$531,674	$387,097	$(55,244)	$863,527
Restricted stock units vested	198,988				—
Stock-based compensation expense		3,748			3,748
Common stock repurchased	(233,077)	(5,473)			(5,473)
Net income			45,295		45,295
Other comprehensive income, net of tax				21,798	21,798
Cash dividends declared on common stock ($0.72 per share)			(24,831)		(24,831)
Balance at September 30, 2025	33,956,738	$529,949	$407,561	$(33,446)	$904,064
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HERITAGE FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$55,213	$45,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(4,058)	678
Provision for credit losses	320	2,782
Stock-based compensation expense	4,193	3,748
Amortization of intangible assets	7,956	889
Amortization of tax credit investments	17,687	17,836
Deferred income tax (benefit) expense	(11,018)	913
Bank owned life insurance income	(3,854)	(3,206)
Loss on sale of investment securities available for sale, net	217	10,741
Gain on sale of other real estate owned, net	(53)	—
Other	906	(12,842)
Net cash provided by operating activities	67,509	66,834
Cash flows from investing activities:
Loan originations and purchases, net of payments	(137,392)	35,113
Maturities and repayments of investment securities available for sale	106,428	94,976
Maturities and repayments of investment securities held to maturity	19,842	21,098
Purchase of investment securities available for sale	(406,013)	(84,669)
Purchase of premises and equipment	(5,367)	(3,448)
Purchase of bank owned life insurance	(39)	(39)
Proceeds from bank owned life insurance death benefit	759	502
Proceeds from surrender of bank owned life insurance	—	5,091
Purchases of Federal Home Loan Bank stock	(56,757)	(21,036)
Proceeds from sales of other real estate owned	808	—
Proceeds from sales of investment securities available for sale	231,633	141,682
Proceeds from redemption of Federal Home Loan Bank stock	52,262	32,101
Proceeds from sales of premises and equipment	—	52
Capital contributions to tax credit partnerships	(4,854)	(57,745)
Net cash received from acquisition	155,167	—
Net cash (used) provided by investing activities	(43,523)	163,678
Cash flows from financing activities:
Net (decrease) increase in deposits	(122,261)	172,851
Proceeds from borrowings	1,291,250	467,400
Repayment of borrowings	(1,189,350)	(712,400)
Common stock cash dividends paid	(28,273)	(24,499)
Repurchase of common stock	(21,374)	(5,473)
Net cash used by financing activities	(70,008)	(102,121)
Net increase (decrease) in cash and cash equivalents	(46,022)	128,391
Cash and cash equivalents at beginning of period	233,089	117,100
Cash and cash equivalents at end of period	$187,067	$245,491

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosures of cash flow information:
Cash paid for interest	$66,876	$69,716
Cash paid for income taxes, net of refunds	2,983	1,125

Supplemental non-cash disclosures of cash flow information:
Transfers of loans receivable to other real estate owned	$755	$—
Investment in LIHTC partnership and related funding commitment	35	142
Right of use assets obtained in exchange for new operating lease liabilities	2,818	3,240
Transfers of premises and equipment classified as held for sale to prepaid expenses and other assets from premises and equipment, net	1,790	93
Transfer of bank owned life insurance to prepaid expenses and other assets due to surrender of policies	—	8,463
Business Combinations:
Assets acquired	1,552,469	—
Liabilities assumed	(1,405,563)	—
Net assets acquired	146,906	—
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
(b) Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. It is recommended these unaudited Condensed Consolidated Financial Statements and accompanying Notes be read with the audited Consolidated Financial Statements and the accompanying Notes included in the 2025 Annual Form 10-K. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.
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
(c) Significant Accounting Policies
The significant accounting policies used in preparation of the unaudited Condensed Consolidated Financial Statements are disclosed in greater detail in the 2025 Annual Form 10-K. In conjunction with the Merger, the Company early adopted ASU 2025-08 Financial Instruments-Credit Losses: Purchased Loans as discussed below. There have not been any other material changes in the Company's significant accounting policies during the nine months ended September 30, 2026 from those contained in the 2025 Annual Form 10-K.
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
During the three and nine months ended September 30, 2026, the Company incurred acquisition-related costs of approximately $5.2 million and $17.9 million, respectively, which are included in the Company's Condensed Consolidated Statements of Income.
The Merger resulted in $38.1 million of goodwill, representing the excess of purchase price consideration over the fair value of net assets acquired. The primary reason for the Merger was to achieve synergies, expand market opportunities, and capitalize on cost savings resulting from the combining of the operations of the companies. The goodwill recorded in connection with the Merger is not deductible for tax purposes. Additional details on goodwill and other intangible assets are provided in Note 6-Goodwill and Other Intangible Assets.
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
Disclosure of Olympic's net interest income and net income (excluding integration costs), included in the Company's Condensed Consolidated Statements of Income, is impracticable due to the integration of systems and operations following the acquisition.
The following unaudited pro forma consolidated financial information reflects the results of operations of the Company for the three and nine months ended September 30, 2026 and 2025, as if the Merger had been completed on January 1, 2025. Pro forma adjustments reflect changes in interest income from the accretion of discounts and premiums on acquired loans, changes in interest expense from amortization or accretion of fair value adjustments on interest-bearing deposits, and the amortization of the core deposit intangibles as if the deposits had been acquired on January 1, 2025. These pro forma results have been prepared for illustrative purposes only and are based on estimates and assumptions that have been made solely for purposes of developing such pro forma information and are not necessarily indicative of what the Company’s operating results would have been, had the Merger actually taken place at the beginning of the previous annual period. The amounts do not reflect anticipated operating cost savings, revenue enhancements, or other synergies expected to result from the Merger. Actual results may differ from the unaudited pro forma information presented.

	Unaudited Pro Forma for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Net interest income	$77,259	$74,807	$226,885	$217,905
Non-interest income	9,253	12,317	13,091	25,721
Net income before income taxes (1)	27,468	28,708	65,191	47,478
(1) Pro forma net income before income taxes for the three and nine months ended September 30, 2026 was adjusted to exclude acquisition-related costs of $5.2 million and $17.9 million, respectively. Pro forma net income before income taxes for both the three and nine months ended September 30, 2025 was adjusted to exclude acquisition-related costs of $635,000. The pro forma net income before taxes assumes acquisition-related costs were incurred starting the third quarter of 2025.

(3)Investment Securities
The Company’s investment policy is designed primarily to provide and maintain liquidity, generate a favorable return on assets without incurring undue interest rate and credit risk, and complement the Bank’s lending activities.
There were no investment securities classified as trading at September 30, 2026 or December 31, 2025.
(a) Investment Securities by Classification, Type and Maturity
The following tables present the amortized cost and fair value of investment securities, and the corresponding amounts of gross unrealized and unrecognized gains and losses including the corresponding amounts of gross unrealized gains and losses on investment securities available for sale recognized in AOCI, at the dates indicated:

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$13,461	$—	$(2,189)	$11,272
Municipal securities	66,636	40	(11,473)	55,203
Residential CMO and MBS(1)	535,944	60	(44,599)	491,405
Commercial CMO and MBS(1)	370,937	64	(22,746)	348,255
Corporate obligations	23,397	89	(434)	23,052
Other asset-backed securities	18,386	87	(24)	18,449
Total	$1,028,761	$340	$(81,465)	$947,636
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	September 30, 2026
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,385	$—	$(28,519)	$122,866
Residential CMO and MBS(1)	200,760	—	(22,045)	178,715
Commercial CMO and MBS(1)	301,678	4	(25,289)	276,393
Total	$653,823	$4	$(75,853)	$577,974
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency securities	$13,276	$—	$(1,574)	$11,702
Municipal securities	59,355	22	(7,954)	51,423
Residential CMO and MBS(1)	297,010	1,298	(23,040)	275,268
Commercial CMO and MBS(1)	260,953	917	(9,706)	252,164
Corporate obligations	10,500	72	(40)	10,532
Other asset-backed securities	6,411	30	(8)	6,433
Total	$647,505	$2,339	$(42,322)	$607,522
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2025
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(Dollars in thousands)
Investment securities held to maturity:
U.S. government and agency securities	$151,319	$—	$(20,870)	$130,449
Residential CMO and MBS(1)	217,707	303	(8,923)	209,087
Commercial CMO and MBS(1)	305,081	22	(19,352)	285,751
Total	$674,107	$325	$(49,145)	$625,287
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
The following table presents the amortized cost and fair value of investment securities by contractual maturity at the date indicated. Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2026
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,245	$1,255	$—	$—
Due after one year through five years	12,204	11,432	23,352	20,050
Due after five years through ten years	58,454	52,645	128,033	102,816
Due after ten years	31,591	24,195	—	—
Total investment securities due at a single maturity date	103,494	89,527	151,385	122,866
MBS and Other asset-backed securities(1)	925,267	858,109	502,438	455,108
Total investment securities	$1,028,761	$947,636	$653,823	$577,974
(1) MBS and Other asset-backed securities, which have prepayment provisions, are not assigned to maturity categories due to fluctuations in their payment speed.
There were no holdings of investment securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of stockholders’ equity at September 30, 2026 or December 31, 2025.

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

	September 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—	$11,087	$(2,189)	$11,087	$(2,189)
Municipal securities	15,023	(1,182)	36,335	(10,291)	51,358	(11,473)
Residential CMO and MBS(1)	323,192	(14,382)	142,175	(30,217)	465,367	(44,599)
Commercial CMO and MBS(1)	221,292	(9,662)	109,523	(13,084)	330,815	(22,746)
Corporate obligations	15,151	(256)	3,822	(178)	18,973	(434)
Other asset-backed securities	3,888	(24)	—	—	3,888	(24)
Total	$578,546	$(25,506)	$302,942	$(55,959)	$881,488	$(81,465)
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government and agency securities	$—	$—	$11,702	$(1,574)	$11,702	$(1,574)
Municipal securities(1)	1,241	—	45,785	(7,954)	47,026	(7,954)
Residential CMO and MBS(2)	2,330	(9)	169,621	(23,031)	171,951	(23,040)
Commercial CMO and MBS(2)	6,881	(7)	152,683	(9,699)	159,564	(9,706)
Corporate obligations	—	—	3,960	(40)	3,960	(40)
Other asset-backed securities	1,397	(8)	—	—	1,397	(8)
Total	$11,849	$(24)	$383,751	$(42,298)	$395,600	$(42,322)
(1) The unrealized loss on municipal securities in a continuous unrealized loss position less than 12 months was less than one thousand dollars.
(2) U.S. government agency and government-sponsored enterprise CMO and MBS.
(c) ACL on Investment Securities
The Company evaluated investment securities available for sale as of September 30, 2026 and December 31, 2025, and determined that any declines in fair value were attributable to changes in interest rates relative to where these investments fall within the yield curve and individual characteristics. Management monitors published credit ratings for adverse changes for all rated investment securities and none of these securities had a below investment grade credit rating as of either September 30, 2026 or December 31, 2025. In addition, the Company does not intend to sell these securities nor does the Company consider it more likely than not that it will be required to sell these securities before the recovery of the amortized cost basis, which may be upon maturity. Therefore, no ACL on investment securities available for sale was recorded as of September 30, 2026 or December 31, 2025.
The Company also evaluated investment securities held to maturity for current expected credit losses as of September 30, 2026 or December 31, 2025. There were no investment securities held to maturity classified as nonaccrual or past due as of September 30, 2026 and December 31, 2025, and all were issued by the U.S. government and its agencies and either explicitly or implicitly guaranteed by the U.S. government, highly rated by major credit rating agencies and had a long history of no credit losses. Accordingly, the Company did not measure expected credit losses on investment securities held to maturity since the historical credit loss information adjusted for current conditions and reasonable and supportable forecast results in an expectation that nonpayment of the amortized cost basis is zero. Therefore, no ACL on investment securities held to maturity was recorded as of September 30, 2026 or December 31, 2025.

(d) Realized Gains and Losses
The following table presents the gross realized gains and losses on the sale of investment securities available for sale determined using the specific identification method for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	(217)	(10,741)
Net realized losses	$—	$—	$(217)	$(10,741)
(e) Pledged Securities
The following table summarizes the amortized cost and fair value of investment securities that were pledged as collateral for the following obligations at the dates indicated:

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
State and local governments public deposits	$215,370	$197,793	$224,069	$216,012
FRB	385,431	331,898	395,364	358,480
Other securities pledged	75,757	69,716	55,291	51,349
Total	$676,558	$599,407	$674,724	$625,841
(f) Accrued Interest Receivable
Accrued interest receivable excluded from the amortized cost of investment securities available for sale totaled $3.7 million and $2.2 million at September 30, 2026 and December 31, 2025, respectively. Accrued interest receivable excluded from the amortized cost on investment securities held to maturity totaled $2.0 million and $2.2 million at September 30, 2026 and December 31, 2025, respectively.
No amounts of accrued interest receivable on investment securities available for sale or held to maturity were reversed against interest income on investment securities during the nine months ended September 30, 2026 and 2025.

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

The amortized cost of loans receivable, net of ACL on loans, consisted of the following portfolio segments and classes at the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,061,712	$818,000
Owner-occupied CRE	1,211,776	1,034,829
Non-owner occupied CRE	2,565,804	2,057,844
Total commercial business	4,839,292	3,910,673
Residential real estate	361,177	358,834
Real estate construction and land development:
Residential	139,669	95,350
Commercial and multifamily	321,951	247,975
Total real estate construction and land development	461,620	343,325
Consumer	219,112	170,434
Loans receivable	5,881,201	4,783,266
ACL on loans	(61,343)	(52,584)
Loans receivable, net	$5,819,858	$4,730,682

Balances included in the amortized cost of loans receivable:
Unamortized net discount on acquired loans	$(18,652)	$(694)
Unamortized net deferred fee	$(11,236)	$(11,152)
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

Loan grades relate to the likelihood of losses in that the higher the grade, the greater the loss potential. Loans with a Pass grade may have some estimated inherent losses, but to a lesser extent than the other loan grades. The SM loan grade is transitory in that the Company is waiting on additional information to determine the likelihood and extent of any potential loss. The likelihood of loss for SM graded loans, however, is greater than Watch graded loans because there has been measurable credit deterioration. Loans with a SS grade have further credit deterioration and include both accrual loans and nonaccrual loans. For Doubtful and Loss graded loans, the Company is almost certain of the losses and the outstanding principal balances are generally charged off to the realizable value. There were no loans graded Doubtful or Loss as of September 30, 2026 or December 31, 2025.

	September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2026	2025	2024	2023	2022	Prior
	(Dollars in thousands)
Commercial business:
Commercial and industrial
Pass	$72,247	$130,425	$147,988	$119,815	$124,070	$191,271	$175,724	$4,492	$966,032
SM	228	294	7,176	182	4,960	1,043	29,771	1,520	45,174
SS	860	3,745	3,034	18,053	6,263	5,594	10,972	1,985	50,506
Total	73,335	134,464	158,198	138,050	135,293	197,908	216,467	7,997	1,061,712
Owner-occupied CRE
Pass	99,927	139,535	155,676	84,294	146,786	544,359	1,074	5,561	1,177,212
SM	—	—	—	221	—	19,975	—	222	20,418
SS	—	—	—	3,695	—	10,451	—	—	14,146
Total	99,927	139,535	155,676	88,210	146,786	574,785	1,074	5,783	1,211,776
Non-owner occupied CRE
Pass	208,069	246,682	229,327	221,484	463,735	1,111,272	—	2,204	2,482,773
SM	—	2,140	—	2,797	—	45,000	—	—	49,937
SS	—	83	—	—	5,879	27,132	—	—	33,094
Total	208,069	248,905	229,327	224,281	469,614	1,183,404	—	2,204	2,565,804
Total commercial business
Pass	380,243	516,642	532,991	425,593	734,591	1,846,902	176,798	12,257	4,626,017
SM	228	2,434	7,176	3,200	4,960	66,018	29,771	1,742	115,529
SS	860	3,828	3,034	21,748	12,142	43,177	10,972	1,985	97,746
Total	381,331	522,904	543,201	450,541	751,693	1,956,097	217,541	15,984	4,839,292
Residential real estate
Pass	20,570	—	18,220	38,819	120,189	161,195	—	—	358,993
SS	—	—	—	178	863	1,143	—	—	2,184
Total	20,570	—	18,220	38,997	121,052	162,338	—	—	361,177
Real estate construction and land development:
Residential
Pass	51,876	60,303	20,450	4,589	1,226	—	276	—	138,720
SS	—	—	—	949	—	—	—	—	949
Total	51,876	60,303	20,450	5,538	1,226	—	276	—	139,669
Commercial and multifamily
Pass	65,520	135,656	39,783	24,782	26,241	1,285	—	—	293,267
SM	—	—	—	21,343	877	274	—	—	22,494
SS	—	—	—	819	—	5,371	—	—	6,190
Total	65,520	135,656	39,783	46,944	27,118	6,930	—	—	321,951

	September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans	Revolving Loans Converted(1)	Loans Receivable
	2026	2025	2024	2023	2022	Prior
	(Dollars in thousands)
Total real estate construction and land development
Pass	117,396	195,959	60,233	29,371	27,467	1,285	276	—	431,987
SM	—	—	—	21,343	877	274	—	—	22,494
SS	—	—	—	1,768	—	5,371	—	—	7,139
Total	117,396	195,959	60,233	52,482	28,344	6,930	276	—	461,620
Consumer
Pass	969	3,825	1,047	1,368	3,246	14,656	191,087	1,510	217,708
SS	—	—	—	220	95	270	279	540	1,404
Total	969	3,825	1,047	1,588	3,341	14,926	191,366	2,050	219,112
Loans receivable
Pass	519,178	716,426	612,491	495,151	885,493	2,024,038	368,161	13,767	5,634,705
SM	228	2,434	7,176	24,543	5,837	66,292	29,771	1,742	138,023
SS	860	3,828	3,034	23,914	13,100	49,961	11,251	2,525	108,473
Total	$520,266	$722,688	$622,701	$543,608	$904,430	$2,140,291	$409,183	$18,034	$5,881,201
(1) Represents the loans receivable balance at September 30, 2026 which was converted from a revolving loan to a non-revolving amortizing loan during the nine months ended September 30, 2026.

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

The following tables present gross charge-offs by loan class and origination year, for the periods indicated:

	Nine Months Ended September 30, 2026
	Current Period Gross Charge-offs by Origination Year						Revolving Loans	Total Gross Charge-Offs
	2026	2025	2024	2023	2022	Prior
	(Dollars in thousands)
Commercial business	$—	$16	$37	$575	$96	$42	$—	$766
Residential real estate	—	—	—	—	64	—	—	64
Consumer	—	5	1	—	—	77	344	427
Total	$—	$21	$38	$575	$160	$119	$344	$1,257

	Nine Months Ended September 30, 2025
	Current Period Gross Charge-offs by Origination Year						Revolving Loans	Total Gross Charge-Offs
	2025	2024	2023	2022	2021	Prior
	(Dollars in thousands)
Commercial business	$—	$77	$286	$429	$—	$79	$—	$871
Residential real estate	—	—	—	27	—	—	—	27
Consumer	—	10	19	2	—	97	282	410
Total	$—	$87	$305	$458	$—	$176	$282	$1,308

(d) Nonaccrual Loans
The following tables present the amortized cost of nonaccrual loans at the dates indicated:

	September 30, 2026
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$11,971	$5,683	$17,654
Owner-occupied CRE	2,994	—	2,994
Non-owner occupied CRE	3,394	83	3,477
Total commercial business	18,359	5,766	24,125
Residential real estate	1,321	—	1,321
Real estate construction and land development:
Residential	949	—	949
Commercial and multifamily	5,372	—	5,372
Total real estate construction and land development	6,321	—	6,321
Consumer	310	—	310
Total	$26,311	$5,766	$32,077

	December 31, 2025
	Nonaccrual without ACL	Nonaccrual with ACL	Total Nonaccrual
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$853	$2,086	$2,939
Non-owner occupied CRE	3,947	—	3,947
Total commercial business	4,800	2,086	6,886
Residential real estate	1,196	—	1,196
Real estate construction and land development:
Residential	6,713	—	6,713
Commercial and multifamily	5,695	—	5,695
Total real estate construction and land development	12,408	—	12,408
Consumer	486	—	486
Total	$18,890	$2,086	$20,976
The following table presents the reversal of interest income on loans due to the write-off of accrued interest receivable upon the initial classification of loans as nonaccrual loans and the interest income recognized due to payment in full or sale of previously classified nonaccrual loans during the periods indicated:

	Three Months Ended September 30,
	2026		2025
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$(186)	$—	$(37)	$8
Owner-occupied CRE	(29)	—	—	60
Non-owner occupied CRE	(4)	—	—	—
Total commercial business	(219)	—	(37)	68
Residential real estate	—	—	(5)	—

	Three Months Ended September 30,
	2026		2025
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
Real estate construction and land development:
Residential	—	—	(178)	—
Total	$(219)	$—	$(220)	$68

	Nine Months Ended September 30,
	2026		2025
	Interest Income Reversed	Interest Income Recognized	Interest Income Reversed	Interest Income Recognized
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$(328)	$111	$(59)	$27
Owner-occupied CRE	(38)	10	—	60
Non-owner occupied CRE	(4)	471	—	—
Total commercial business	(370)	592	(59)	87
Residential real estate	(16)	—	(33)	—
Real estate construction and land development:
Residential	—	412	(178)	—
Commercial and multifamily	—	—	(154)	—
Total real estate construction and land development	—	412	(332)	—
Consumer	(5)	8	—	—
Total	$(391)	$1,012	$(424)	$87
For the three and nine months ended September 30, 2026 and 2025, no interest income was recognized subsequent to a loan’s classification as nonaccrual, except as indicated in the tables above due to payment in full or sale.
(e) Past due loans
The Company performs an aging analysis of past due loans using policies consistent with regulatory reporting requirements with categories of 30-89 days past due and 90 or more days past due. The following tables present the amortized cost of past due loans at the dates indicated:

	September 30, 2026
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$6,161	$13,182	$19,343	$1,042,369	$1,061,712
Owner-occupied CRE	1,249	2,726	3,975	1,207,801	1,211,776
Non-owner occupied CRE	—	3,477	3,477	2,562,327	2,565,804
Total commercial business	7,410	19,385	26,795	4,812,497	4,839,292
Residential real estate	—	768	768	360,409	361,177
Real estate construction and land development:
Residential	—	949	949	138,720	139,669
Commercial and multifamily	17,879	—	17,879	304,072	321,951
Total real estate construction and land development	17,879	949	18,828	442,792	461,620

	September 30, 2026
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Consumer	938	143	1,081	218,031	219,112
Total	$26,227	$21,245	$47,472	$5,833,729	$5,881,201

	December 31, 2025
	30-89 Days	90 Days or Greater	Total Past Due	Current	Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$7,115	$1,973	$9,088	$808,912	$818,000
Owner-occupied CRE	735	—	735	1,034,094	1,034,829
Non-owner occupied CRE	1,955	3,947	5,902	2,051,942	2,057,844
Total commercial business	9,805	5,920	15,725	3,894,948	3,910,673
Residential real estate	425	1,389	1,814	357,020	358,834
Real estate construction and land development:
Residential	—	6,714	6,714	88,636	95,350
Commercial and multifamily	—	5,695	5,695	242,280	247,975
Total real estate construction and land development	—	12,409	12,409	330,916	343,325
Consumer	505	345	850	169,584	170,434
Total	$10,735	$20,063	$30,798	$4,752,468	$4,783,266
The following table present loans 90 days or more past due and still accruing interest:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$948	$—
Real estate construction and land development:
Residential	—	194
Total	$948	$194
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

	September 30, 2026
	CRE	Farmland	Residential Real Estate	Equipment	Other Business Assets	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$698	$534	$958	$10,897	$1,318	$14,405
Owner-occupied CRE	2,994	—	—	—	—	2,994
Non-owner occupied CRE	3,466	—	—	—	—	3,466
Total commercial business	7,158	534	958	10,897	1,318	20,865
Residential real estate	—	—	1,321	—	—	1,321
Real estate construction and land development:

Residential	—	—	949	—	—	949
Commercial and multifamily	5,371	—	—	—	—	5,371
Total real estate construction and land development	5,371	—	949	—	—	6,320
Consumer	—	—	310	—	—	310
Total	$12,529	$534	$3,538	$10,897	$1,318	$28,816

	December 31, 2025
	CRE	Farmland	Residential Real Estate	Equipment	Other Business Assets	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$—	$482	$—	$61	$—	$543
Non-owner occupied CRE	3,947	—	—	—	—	3,947
Total commercial business	3,947	482	—	61	—	4,490
Residential real estate	—	—	1,196	—	—	1,196
Real estate construction and land development:
Residential	—	—	6,713	—	—	6,713
Commercial and multifamily	5,695	—	—	—	—	5,695
Total real estate construction and land development	5,695	—	6,713	—	—	12,408
Consumer	—	—	486	—	—	486
Total	$9,642	$482	$8,395	$61	$—	$18,580
There have been no significant changes to the collateral securing loans individually evaluated for credit losses and for which repayment was expected to be provided substantially through the operation or sale of the collateral during the nine months ended September 30, 2026, except changes due to additions or removals of loans in this classification.
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
The following tables present the amortized cost of loans that were experiencing both financial difficulty and modified during the periods indicated:

	Three Months Ended September 30, 2026
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$16,712	$16,712	1.57%
Total	$16,712	$16,712	0.28%

	Three Months Ended September 30, 2025
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$13,199	$13,212	1.61%
Real estate construction and land development:
Residential	6,735	6,735	7.45

	Three Months Ended September 30, 2025
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable
	(Dollars in thousands)
Commercial and multifamily	15,625	15,625	4.45
Total real estate construction and land development	22,360	22,360	5.06
Consumer	9	9	0.01
Total	$35,568	$35,581	0.75%

	Nine Months Ended September 30, 2026
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable

	(Dollars in thousands)
Commercial business:
Commercial and industrial	$22,739	$22,739	2.14%
Owner-occupied CRE	881	881	0.07
Total commercial business	23,620	23,620	0.49
Real estate construction and land development:
Residential	949	949	0.68
Commercial and multifamily	5,371	5,371	1.67
Total real estate construction and land development	6,320	6,320	1.37
Total	$29,940	$29,940	0.51%

	Nine Months Ended September 30, 2025
	Term Extension	Total Modified Loans	% of Modified Loans to Loans Receivable

	(Dollars in thousands)
Commercial business:
Commercial and industrial	$16,716	$16,729	2.04%
Owner-occupied CRE	1,517	$1,517	0.15%
Non-owner occupied CRE	669	669	0.03
Total commercial business	18,902	18,915	0.50
Real estate construction and land development:
Residential	6,735	6,735	7.45
Commercial and multifamily	22,539	22,539	6.42
Total real estate construction and land development	29,274	29,274	6.63
Consumer	9	9	0.01
Total	$48,185	$48,198	1.01%

The following tables present the financial effects of the loan modifications presented in the preceding tables during the periods indicated:

Three Months Ended September 30, 2026
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.76

Three Months Ended September 30, 2025
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.78
Real estate construction and land development:
Residential	0.75
Commercial and multifamily	1.00
Total real estate construction and land development	0.93
Consumer	5.33
Total	0.87

Nine Months Ended September 30, 2026
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.84
Owner-occupied CRE	0.88
Total commercial business	0.84
Real estate construction and land development:
Residential	1.67
Commercial and multifamily	1.17
Total real estate construction and land development	1.24
Total	0.92

Nine Months Ended September 30, 2025
Weighted Average Years of Term Extensions
Commercial business:
Commercial and industrial	0.81
Owner-occupied CRE	1.50
Non-owner occupied CRE	0.42
Total commercial business	0.85
Real estate construction and land development:
Residential	0.75
Commercial and multifamily	0.89
Total real estate construction and land development	0.86
Consumer	5.33
Total	0.86
At September 30, 2026, there were $8.3 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the nine months ended September 30, 2026. At December 31, 2025, there were $7.1 million in commitments to lend additional funds to borrowers experiencing financial difficulty whose terms had been modified during the year ended December 31, 2025.
The Company closely monitors the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.
The Company considers a modified loan in payment default if the borrower is 90 or more days past due. At September 30, 2026, there were two loans for a total of $1.9 million that were 90 days past due or in default that had been modified due to term extension in the past 12 months, consisting of one $0.9 million commercial and industrial loan and one $0.9 million residential construction loan. At December 31, 2025, there were three loans for a total of $6.8 million that were 90 days past due or in default that had been modified in the past 12 months, consisting of a $6.7 million residential construction loan and $106,000 in consumer loans.
The following tables present the performance of loans that have been modified within the previous twelve months:

	September 30, 2026
	Current	30-89 Days	90 Days or Greater	Nonaccrual	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$12,837	$—	$948	$1,164	$14,949
Owner-occupied CRE	438	—	—	—	438
Non-owner occupied CRE	210	—	—	—	210
Total commercial business	13,485	—	948	1,164	15,597
Real estate construction and land development:
Residential	—	—	—	949	949
Total	$13,485	$—	$948	$2,113	$16,546

	September 30, 2025
	Current	30-89 Days	90 Days or Greater	Nonaccrual	Total
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$3,734	$—	$—	$—	$3,734
Owner-occupied CRE	1,517	—	—	—	1,517
Non-owner occupied CRE	—	—	668	—	668
Total commercial business	5,251	—	668	—	5,919
Real estate construction and land development:
Residential	—	—	—	6,735	6,735
Commercial and multifamily	889	—	—	6,025	6,914
Total real estate construction and land development	889	—	—	12,760	13,649
Consumer	16	—	—	—	16
Total	$6,156	$—	$668	$12,760	$19,584
(h) Accrued interest receivable on loans receivable
Accrued interest receivable on loans receivable totaled $18.4 million and $14.8 million at September 30, 2026 and December 31, 2025, respectively, and is excluded from the calculation of the ACL on loans as interest accrued, but not received, is reversed timely.
(i) Foreclosure proceedings in process
At September 30, 2026, there was one home equity loan valued at a total of $76,000 secured by residential real estate, for which formal foreclosure proceedings were in process. At December 31, 2025, there were two home equity loans valued at a total of $1.2 million secured by residential real estate, for which formal foreclosure proceedings were in process.

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
In general, management's estimate of the ACL on loans uses relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The evaluation of the ACL on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. While management utilizes its best judgment and information available to recognize estimated losses on loans, future additions to the ACL on loans may be necessary based on further declines in local and national economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s ACL on loans. Such agencies may require the Company to adjust the ACL based on their judgments about information available to them at the time of their examinations. The Company believes the ACL on loans was appropriate as of September 30, 2026 given all the above considerations.

The following tables detail the activity in the ACL on loans by segment and class for the periods indicated:

	Three Months Ended September 30, 2026
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$12,150	$(170)	$3	$1,373	$13,356
Owner-occupied CRE	14,437	—	—	(194)	$14,243
Non-owner occupied CRE	19,976	(16)	—	126	$20,086
Total commercial business	46,563	(186)	3	1,305	47,685
Residential real estate	3,269	—	—	244	3,513

	Three Months Ended September 30, 2026
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Real estate construction and land development:
Residential	858	—	—	(205)	653
Commercial and multifamily	6,445	—	—	601	7,046
Total real estate construction and land development	7,303	—	—	396	7,699
Consumer	2,338	(219)	21	306	2,446
Total	$59,473	$(405)	$24	$2,251	$61,343

	Nine Months Ended September 30, 2026
	Beginning Balance	Merger day 1 ACL on PCD loans	Merger day 1 ACL on PSL loans	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$9,302	$22	$3,760	$(750)	$11	$1,011	$13,356
Owner-occupied CRE	13,097	27	1,414	—	—	(295)	14,243
Non-owner occupied CRE	17,013	125	2,916	(16)	—	48	20,086
Total commercial business	39,412	174	8,090	(766)	11	764	47,685
Residential real estate	3,708	—	97	(64)	2	(230)	3,513
Real estate construction and land development:
Residential	1,037	—	108	—	—	(492)	653
Commercial and multifamily	6,587	—	374	—	—	85	7,046
Total real estate construction and land development	7,624	—	482	—	—	(407)	7,699
Consumer	1,840	—	496	(427)	77	460	2,446
Total	$52,584	$174	$9,165	$(1,257)	$90	$587	$61,343

	Three Months Ended September 30, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$9,385	$(195)	$78	$(17)	$9,251
Owner-occupied CRE	13,434	—	141	(373)	13,202
Non-owner occupied CRE	15,534	—	—	359	15,893
Total commercial business	38,353	(195)	219	(31)	38,346
Residential real estate	3,942	(27)	1	167	4,083
Real estate construction and land development:
Residential	868	—	—	140	1,008
Commercial and multifamily	7,448	—	—	1,200	8,648
Total real estate construction and land development	8,316	—	—	1,340	9,656
Consumer	1,918	(152)	36	87	1,889
Total	$52,529	$(374)	$256	$1,563	$53,974

	Nine Months Ended September 30, 2025
	Beginning Balance	Charge-offs	Recoveries	Provision for (Reversal of) Credit Losses	Ending Balance
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$9,766	$(871)	$122	$234	$9,251
Owner-occupied CRE	12,819	—	141	242	13,202
Non-owner occupied CRE	15,708	—	—	185	15,893
Total commercial business	38,293	(871)	263	661	38,346
Residential real estate	3,464	(27)	1	645	4,083
Real estate construction and land development:
Residential	779	—	—	229	1,008
Commercial and multifamily	7,877	—	—	771	8,648
Total real estate construction and land development	8,656	—	—	1,000	9,656
Consumer	2,055	(410)	133	111	1,889
Total	$52,468	$(1,308)	$397	$2,417	$53,974
The following table details the activity in the ACL on unfunded commitments during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Balance, beginning of period	$1,108	$740	$1,047	$587
Acquired provision for credit losses on unfunded commitments	—	—	348	—
Provision for (reversal of) credit losses on unfunded commitments	20	212	(267)	365
Balance, end of period	$1,128	$952	$1,128	$952

(6)Goodwill and Other Intangible Assets
(a) Goodwill
Goodwill represents the excess of the total acquisition price paid over the fair value of the assets acquired, net of fair value of liabilities assumed in connection with mergers and acquisitions. During the nine months ended September 30, 2026, the Company recorded $38.1 million of goodwill associated with the acquisition of Olympic. Additional information on the acquisition and purchase price allocations is provided in Note 2 - Business Combination. There were no additions to goodwill during the nine months ended September 30, 2025.
The following table presents the changes in the carrying amount of goodwill during the nine months ended September 30, 2026:

(Dollars in thousands)
Balance at December 31, 2025	$240,939
Additions as a result of acquisitions	38,090
Balance at September 30, 2026	$279,029
Management analyzes the Company's goodwill on an annual basis on December 31 and between annual tests in certain circumstances such as material adverse changes in legal, business, regulatory and economic factors. An impairment loss is recorded to the extent the carrying amount of goodwill exceeds its implied fair value. The Company performed an annual impairment assessment as of December 31, 2025 and concluded that there was no impairment as of that date. The Company performed an interim triggering-event assessment as of September 30, 2026 and determined that a triggering event had not occurred. Even though there was no goodwill impairment at September 30, 2026 and December 31, 2025, changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material impact on the Company's operating results.

(b) Other Intangible Assets
Other intangible assets represent core deposit intangibles acquired in business combinations with estimated useful lives of ten years. During the nine months ended September 30, 2026, the Company recorded $50.3 million of core deposit intangibles associated with the acquisition of Olympic. There were no additions to other intangible assets during the nine months ended September 30, 2025. Fully amortized core deposit intangibles of $12.1 million were removed from the gross carrying amount and accumulated amortization during the nine months ended September 30, 2026.
The following table summarizes other intangible assets at the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Gross Carrying Value	$68,650	30,455
Accumulated amortization	(24,322)	(28,476)
Net carrying value	$44,328	$1,979
The following table presents the estimated aggregate amortization of other intangible assets at the dates indicated:

September 30, 2026
Estimated amortization expense
Remainder of 2026	$2,941
2027	9,658
2028	7,284
2029	5,790
2030	4,728
Thereafter	13,927
Total	$44,328

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

The following table presents the notional amounts and estimated fair values of interest rate derivative contracts outstanding at the dates indicated:

	September 30, 2026		December 31, 2025
	Notional Amounts	Estimated Fair Value	Notional Amounts	Estimated Fair Value
	(Dollars in thousands)
Non-hedging interest rate derivatives
Interest rate swap asset(1)	$288,587	23,325	$276,349	$14,434
Interest rate swap liability(1)	288,587	(23,325)	276,349	(14,434)
(1) The estimated fair value of derivatives with customers was $(23.3) million and $(11.4) million as of September 30, 2026 and December 31, 2025, respectively. The estimated fair value of derivatives with third-parties was $23.3 million and $11.4 million as of September 30, 2026 and December 31, 2025, respectively.

(8) Stockholders’ Equity
(a) Earnings Per Common Share
The following table illustrates the calculation of weighted average shares used for earnings per common share computations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands, except shares)
Net income allocated to common shareholders	$18,720	$19,169	$55,213	$45,295
Basic:
Weighted average common shares outstanding	40,740,742	33,953,810	40,175,502	34,009,010
Diluted:
Basic weighted average common shares outstanding	40,740,742	33,953,810	40,175,502	34,009,010
Effect of potentially dilutive common shares(1)	472,363	459,576	466,989	472,867
Total diluted weighted average common shares outstanding	41,213,105	34,413,386	40,642,491	34,481,877
Potentially dilutive shares that were excluded from the computation of diluted earnings per share because to do so would be anti-dilutive(2)	—	16,843	14,664	18,821
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
The following table summarizes the dividend activity during the nine months ended September 30, 2026 and the calendar year 2025:

Declared	Cash Dividend per Share	Record Date	Paid Date
January 22, 2025	$0.24	February 6, 2025	February 20, 2025
April 23, 2025	$0.24	May 7, 2025	May 21, 2025
July 23, 2025	$0.24	August 6, 2025	August 20, 2025
October 22, 2025	$0.24	November 5, 2025	November 19, 2025
January 16, 2026	$0.24	January 28, 2026	February 11, 2026
April 22, 2026	$0.24	May 6, 2026	May 20, 2026
July 22, 2026	$0.25	August 5, 2026	August 19, 2026
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

(c) Stock Repurchase Program
On October 21, 2026, the Company's Board of Directors approved a new stock repurchase program (the "Repurchase Program"), authorizing the repurchase of up to 5% of the Company's outstanding common shares or approximately 2.05 million on shares. The number, timing and price of shares repurchased will depend on business and market conditions, and other factors, including opportunities to deploy the Company's capital. The Repurchase Program superseded a previous stock repurchase program, authorized in April 2024, under which 83,006 shares remained available for repurchase as of September 30, 2026. The Repurchase Program does not obligate the Company to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will make any further repurchases going forward. Under the Repurchase Program, the Company may repurchase shares of common stock from time to time in open market or privately negotiated transactions. The number, timing and price of shares repurchased will depend on business and market conditions, regulatory requirements, availability of funds, and other factors, including opportunities to deploy the Company's capital. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Repurchase Program’s expiration, without any prior notice.

(9) Fair Value Measurements
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
Derivative Financial Instruments:
The Company obtains broker or dealer quotes to value its interest rate derivative contracts, which use valuation models using observable market data as of the measurement date (Level 2), and incorporates credit valuation adjustments to reflect nonperformance risk in the measurement of fair value (Level 3). Although the Company has determined that the majority of the inputs used to value its interest rate swap derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as borrower risk ratings, to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2026, and December 31, 2025, the Company assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its interest rate swap derivatives and determined the credit valuation adjustment was not significant to the overall valuation of its interest rate swap derivatives. As a result, the Company has classified its interest rate swap derivative valuations in Level 2 of the fair value hierarchy.
Premises and Equipment Held for Sale
Fair value measurements of premises and equipment held for sale are performed on a nonrecurring basis. Premises and equipment held for sale are included in prepaid expenses and other assets in the Consolidated Statement of Condition. Premises and equipment held for sale are measured at the lower of amortized cost or estimated fair value, less costs to sell. The fair value estimates are generally based on unobservable inputs, including current market information, appraisal values, and valuation estimates received from third-party real estate brokers. As a result, the Company has classified premises and equipment held for sale valuations in Level 3 of the fair value hierarchy,
Operating Lease ROU Asset
Fair value measurements of the operating lease ROU asset are performed on a nonrecurring basis when a triggering event occurs. The operating lease ROU asset is included in prepaid expenses and other assets in the Consolidated Statement of Condition. When a triggering event occurs, including office closures or plans to vacate a leased space early, loss-making subleases where sublease income is less than the lease costs, adverse changes in the business climate, legal factors, or market conditions, significant operational changes in how the asset is used, a drop in expected cash flows below the carrying value of the asset group, The fair value of the ROU asset is determined using a discounted cash flow model utilizing significant unobservable inputs. As a result, the Company has classified the operating lease ROU asset valuation in Level 3 of the fair value hierarchy.
Recurring Basis
The following tables summarize the balances of assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	September 30, 2026
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$11,272	$—	$11,272	$—
Municipal securities	55,203	—	55,203	—
Residential CMO and MBS(1)	491,405	—	491,405	—
Commercial CMO and MBS(1)	348,255	—	348,255	—
Corporate obligations	23,052	—	23,052	—
Other asset-backed securities	18,449	—	18,449	—
Total investment securities available for sale	947,636	—	947,636	—
Equity security	541	541	—	—
Derivative assets - interest rate swaps	23,325	—	23,325	—
Liabilities
Derivative liabilities - interest rate swaps	$23,325	$—	$23,325	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Assets
Investment securities available for sale:
U.S. government and agency securities	$11,702	$—	$11,702	$—
Municipal securities	51,423	—	51,423	—
Residential CMO and MBS(1)	275,268	—	275,268	—
Commercial CMO and MBS(1)	252,164	—	252,164	—
Corporate obligations	10,532	—	10,532	—
Other asset-backed securities	6,433	—	6,433	—

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Total investment securities available for sale	607,522	—	607,522	—
Equity security	265	265	—	—
Derivative assets - interest rate swaps	14,434	—	14,434	—
Liabilities
Derivative liabilities - interest rate swaps	$14,434	$—	$14,434	$—
(1) U.S. government agency and government-sponsored enterprise CMO and MBS.
Nonrecurring Basis
The Company may be required to measure certain assets and liabilities at fair value on a nonrecurring basis. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables present assets measured at fair value on a nonrecurring basis at the dates indicated:

	Fair Value at September 30, 2026
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral-dependent loans:
Commercial business:
Commercial and industrial	$5,004	$—	$—	$5,004
Non-owner occupied CRE	72	—	—	72
Total collateral-dependent loans	$5,076	$—	$—	$5,076
Other assets:
Premises and equipment held for sale with impairment	855	—	—	855
Operating lease ROU asset with impairment	180	—	—	180
Total assets measured at fair value on a nonrecurring basis	$6,111	$—	$—	$6,111

	Fair Value at December 31, 2025
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Collateral-dependent loans:
Residential real estate	806	—	—	806
Total assets measured at fair value on a nonrecurring basis	$806	$—	$—	$806
The following tables present quantitative information about Level 3 fair value measurements for assets and liabilities measured at fair value on a non-recurring basis at the dates indicated:

	September 30, 2026
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average(1)
	(Dollars in thousands)
Collateral-dependent loans	$5,076	Market approach	Adjustments to reflect current conditions and selling costs	10.0% - 10.0%	10.0%
Premises and equipment held for sale with impairment	$855	Market approach	Market conditions and broker estimates	Not applicable
Operating lease ROU asset with impairment	$180	Market approach	Termination and sublease probability	Not applicable

	December 31, 2025
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range of Inputs	Weighted Average(1)
	(Dollars in thousands)
Collateral-dependent loans	$806	Market approach	Adjustments to reflect current conditions and selling costs	10.0% - 10.0%	10.0%
(1) Weighted by net discount to net appraisal fair value
During the three months ended September 30, 2026, the Company determined that there was an impairment on a building classified as held for sale. The Company concluded that the carrying amount of the building exceeded the fair value and recorded an impairment of $433,000, which was included in other expense on the Consolidated Statement of Income.
During the three months ended September 30, 2026, the Company determined that a triggering event had occurred due to plans to close and consolidate three leased locations into existing branches. The Company concluded that a portion of the carrying amount of the operating lease ROU asset was not recoverable. The Company recorded an $891,000 impairment loss which was included in other expense on the Consolidated Statement of Income.
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
The following tables present the carrying value of the Company’s financial instruments and their corresponding estimated fair values at the dates indicated:

	September 30, 2026
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$187,067	$187,067	$187,067	$—	$—
Investment securities available for sale	947,636	947,636	—	947,636	—
Investment securities held to maturity	653,823	577,974	—	577,974	—
Loans receivable, net	5,819,858	5,751,258	—	—	5,751,258
Derivative assets - interest rate swaps	23,325	23,325	—	23,325	—
Equity security	541	541	541	—	—
Financial Liabilities:
Non-maturity deposits	$6,173,032	$6,173,032	$6,173,032	$—	$—
Certificates of deposit	1,013,902	1,022,147	—	1,022,147	—
Borrowings	121,900	121,893	—	121,893	—
Junior subordinated debentures	22,570	21,020	—	—	21,020
Derivative liabilities - interest rate swaps	23,325	23,325	—	23,325	—

	December 31, 2025
	Carrying Value	Fair Value	Fair Value Measurements Using:
			Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$233,089	$233,089	$233,089	$—	$—
Investment securities available for sale	607,522	607,522	—	607,522	—
Investment securities held to maturity	674,107	625,287	—	625,287	—
Loans receivable, net	4,730,682	4,740,417	—	—	4,740,417
Derivative assets - interest rate swaps	14,434	14,434	—	14,434	—
Equity security	265	265	265	—	—
Financial Liabilities:
Non-maturity deposits	$4,982,336	$4,982,336	$4,982,336	$—	$—
Certificates of deposit	937,863	942,011	—	942,011	—
Borrowings	20,000	20,044	—	20,044	—
Junior subordinated debentures	22,350	21,102	—	—	21,102
Derivative liabilities - interest rate swaps	14,434	14,434	—	14,434	—

(10)Investments in Tax Credit Structures
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
LIHTC Investments
The carrying values of investments in unconsolidated LIHTC investments were $145.1 million and $162.8 million as of September 30, 2026 and December 31, 2025, respectively, as a component of prepaid expense and other assets on the Condensed Consolidated Statements of Financial Condition. LIHTCs are accounted for using the proportional amortization method. During both the three months ended September 30, 2026 and 2025, the Company recognized proportional amortization of $5.9 million, and during the nine months ended September 30, 2026 and 2025, the Company recognized proportional amortization of $17.7 million and $17.8 million, respectively, as a component of income tax in the Condensed Consolidated Statements of Income.
Total unfunded contingent commitments related to the Company's LIHTC investments totaled $13.2 million and $18.1 million at September 30, 2026 and December 31, 2025, respectively, as a component of accrued expenses and other liabilities in the Condensed Consolidated Statements of Financial Condition. The Company expects to fund LIHTC commitments totaling $1.4 million during the remaining three months of the year ending December 31, 2026 and $2.7 million during the year ending December 31, 2027, with the remaining commitments of $9.1 million to be funded by December 31, 2041.
There were no significant modifications or events that resulted in a change in the nature or change in the underlying project for the Company's LIHTC investments at September 30, 2026 or December 31, 2025.
Solar Tax Credit Investment
The Solar Tax Credit investment is accounted for using the equity method. During the three and nine months ended September 30, 2026 and 2025, the Company recorded no amortization expense in connection with the Solar Tax Credit investment.

(11)Income Taxes
The following table presents the reconciliation of income taxes computed at the federal statutory income tax rate of 21% to the actual effective rate for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars in thousands)
Income tax expense at Federal statutory rate	$4,680	$4,684	$13,735	$11,114
State tax, net of Federal tax benefit	249	227	729	539
Tax-exempt instruments	(404)	(240)	(1,088)	(821)
BOLI surrender	—	—	—	515
Federal tax credits and other benefits(1)	(1,183)	(1,182)	(3,533)	(3,540)
Effects of BOLI	(219)	(198)	(699)	(635)
Effects of Merger	487	—	1,461	—
Restricted stock unit excess (benefit) liability	49	(6)	99	(61)
Other, net	(96)	(148)	(513)	518
Income tax expense	$3,563	$3,137	$10,191	$7,629
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
The following table presents outstanding commitments to extend credit, including letters of credit, at the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$654,897	$554,438
Owner-occupied CRE	6,079	12,169
Non-owner occupied CRE	50,719	38,954
Total commercial business	711,695	605,561
Real estate construction and land development:
Residential	79,045	56,487
Commercial and multifamily	283,368	199,742
Total real estate construction and land development	362,413	256,229
Consumer	421,945	339,999
Total outstanding commitments	$1,496,053	$1,201,789

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in understanding the financial condition and results of operations of the Company as of and for the three and nine months ended September 30, 2026. The information contained in this section should be read together with the unaudited Condensed Consolidated Financial Statements and the accompanying Notes included herein, the Cautionary Note Regarding Forward-Looking Statements included herein and the December 31, 2025 audited Consolidated Financial Statements, and the accompanying Notes included in our 2025 Annual Form 10-K.

Overview
Heritage Financial Corporation is a bank holding company that was incorporated in the State of Washington in August 1997. We are primarily engaged in the business of planning, directing, and coordinating the business activities of our wholly-owned subsidiary and single reportable segment, Heritage Bank.
Heritage Bank is headquartered in Olympia, Washington and conducts business from its branch offices located throughout Washington State, the greater Portland, Oregon area, Eugene, Oregon and Boise, Idaho as of September 30, 2026. Heritage Bank also does business under the Whidbey Island Bank name on Whidbey Island, Washington and does business under the Kitsap Bank name for certain branches acquired in the Merger.
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
The Company accounted for the transaction under the acquisition method of accounting, and thus, the financial position and results of operations of acquired institutions prior to the consummation date are not included in the accompanying consolidated financial statements. The acquisition method of accounting requires assets purchased and liabilities assumed to be recorded at their respective fair values at the date of acquisition. The Company determined the fair value of core deposit intangibles, securities, premises and equipment, loans, other assets and liabilities, deposits and borrowings with the assistance of third party valuations, appraisals, and third party advisors. The estimated fair values are subject to refinement for up to one year after deal consummation as additional information becomes available relative to the closing date fair values.
Results of Operations
Net Income
Comparison of the quarter ended September 30, 2026 to the comparable quarter in the prior year
Net income decreased $0.4 million, or 2.3%, to $18.7 million, or $0.46 per diluted common share, for the three months ended September 30, 2026, compared to $19.2 million, or $0.55 per diluted common share, for the same period in 2025.
The decrease in net income was due primarily to a $20.3 million increase in noninterest expense, resulting mainly from expenses associated with the Merger, including increases related to compensation and employee benefits due to increased headcount, severance expense, occupancy and equipment expense primarily due to additional rent expense, and additional data processing expense due to an increase in transactional accounts and balances.
The increase in noninterest expense was partially offset by a $19.9 million increase in net interest income. Net interest income increased primarily due to an increase in average interest earning assets as a result of the Merger.
Comparison of the nine months ended September 30, 2026 to the comparable period in the prior year.
Net income increased $9.9 million, or 21.9%, to $55.2 million, or $1.36 per diluted common share, for the nine months ended September 30, 2026, compared to $45.3 million, or $1.31 per diluted common share, for the same period in 2025.
The increase in net income was due primarily to a $53.2 million increase in total interest income and a $13.5 million increase in noninterest income. Net interest income increased mostly due to an increase in average interest earning assets as a result of the Merger. Noninterest income increased due to a $10.7 million pre-tax loss on the sale of investment securities recognized during the nine months ended September 30, 2025, compared to a $217,000 pre-tax loss on the sale of investment securities recognized during the nine months ended September 30, 2026.
These improvements were partially offset by a $58.8 million increase in noninterest expense primarily due to expenses associated with the Merger, including increases related to compensation and employee benefits due to increased headcount, severance expense, occupancy and equipment expense primarily due to additional rent expense, and additional data processing expense due to an increase in transactional accounts and balances.
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

Comparison of the quarter ended September 30, 2026 to the comparable quarter in the prior year
The following table provides net interest income information for the periods indicated:

	Three Months Ended September 30,
	2026			2025			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable (2)(3)	$5,817,905	$84,470	5.76%	$4,762,648	$66,422	5.53%	$1,055,257	$18,048	0.23%
Taxable securities	1,609,163	14,456	3.56	1,314,374	11,102	3.35	294,789	3,354	0.21
Nontaxable securities (3)	15,049	126	3.32	15,242	138	3.59	(193)	(12)	(0.27)
Interest earning deposits	121,352	1,139	3.72	166,182	1,846	4.41	(44,830)	(707)	(0.69)
Total interest earning assets	7,563,469	100,191	5.26%	6,258,446	79,508	5.04%	1,305,023	20,683	0.22%
Noninterest earning assets	917,141			747,694			169,447
Total assets	$8,480,610			$7,006,140			$1,474,470
Interest Bearing Liabilities:
Certificates of deposit	$1,033,482	$8,157	3.13%	$955,737	$8,822	3.66%	$77,745	$(665)	(0.53)%
Savings accounts	575,102	296	0.20	428,256	296	0.27	146,846	—	(0.07)
Interest bearing demand and money market accounts	3,528,494	12,916	1.45	2,833,048	11,003	1.54	695,446	1,913	(0.09)
Total interest bearing deposits	5,137,078	21,369	1.65	4,217,041	20,121	1.89	920,037	1,248	(0.24)
Junior subordinated debentures	22,527	437	7.70	22,239	474	8.46	288	(37)	(0.76)
Borrowings	110,936	1,126	4.03	136,582	1,542	4.48	(25,646)	(416)	(0.45)
Total interest bearing liabilities	5,270,541	22,932	1.73%	4,375,862	22,137	2.01%	894,679	795	(0.28)%
Noninterest bearing demand deposits	2,000,526			1,625,945			374,581
Other noninterest bearing liabilities	102,381			112,053			(9,672)
Stockholders’ equity	1,107,162			892,280			214,882
Total liabilities and stock-holders’ equity	$8,480,610			$7,006,140			$1,474,470
Net interest income and spread		$77,259	3.53%		$57,371	3.03%		$19,888	0.50%
Net interest margin			4.05%			3.64%			0.41%
(1) Average balances are calculated using daily balances. Average yield/rate is annualized.
(2) Average loans receivable includes loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable includes the amortization of net deferred loan fees of $1.4 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively, and the incremental accretion on purchased loans of $1.5 million and $123,000 for the three months ended September 30, 2026 and 2025, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.

The following table provides the changes in net interest income for the three months ended September 30, 2026 compared to the same period in 2025, due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and rates allocated proportionately to the absolute value of changes due to volume and changes due to rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable	$15,227	$2,821	$18,048
Taxable securities	2,613	741	3,354
Nontaxable securities	(2)	(10)	(12)
Interest earning deposits	(449)	(258)	(707)
Total interest income	$17,389	$3,294	$20,683
Interest Bearing Liabilities:
Certificates of deposit	$681	$(1,346)	$(665)
Savings accounts	87	(87)	—
Interest bearing demand and money market accounts	2,575	(662)	1,913
Total interest bearing deposits	3,343	(2,095)	1,248
Junior subordinated debentures	6	(43)	(37)
Borrowings	(270)	(146)	(416)
Total interest expense	$3,079	$(2,284)	$795
Net interest income	$14,310	$5,578	$19,888
Net interest income increased $19.9 million, or 34.7%, to $77.3 million for the three months ended September 30, 2026, compared to $57.4 million for the same period in 2025, due primarily to a $20.7 million increase in total interest income, offset partially by a $0.8 million increase in total interest expense. The increase in net interest income was primarily due to an increase in average interest earning assets as a result of the Merger.
Net interest margin increased 41 basis points to 4.05% for the three months ended September 30, 2026, compared to 3.64% for the same period in 2025. The increase in net interest margin was due primarily to an increase in loan yield as a result of the Merger.
The yield on interest earning assets increased 22 basis points to 5.26% for the three months ended September 30, 2026, compared to 5.04% for the same period in 2025. The yield on loans receivable increased 23 basis points to 5.76% during the three months ended September 30, 2026, compared to 5.53% for the same period in 2025. The increase was due primarily to an increase in rates on originated loans and the incremental accretion on purchased loans which contributed 10 basis points to loan yield during the three months ended September 30, 2026. The incremental accretion and the impact to loan yield will change during any period based on the volume of prepayments, but is expected to decrease over time as the balance of the purchased loans decreases.

The following table presents the net interest margin and loan yield and the effect of the incremental accretion on purchased loans on these ratios for the periods indicated:

	Three Months Ended September 30,
	2026	2025
Net Interest Margin, excluding incremental accretion on purchased loans, annualized:
Net interest margin	4.05%	3.64%
Exclude impact from incremental accretion on purchased loans(2)	(0.07)%	(0.01)%
Net interest margin, excluding incremental accretion on purchased loans(1)	3.98%	3.63%

Loan yield, excluding incremental accretion on purchased loans, annualized:
Loan yield	5.76%	5.53%
Exclude impact from incremental accretion on purchased loans(2)	(0.10)	(0.01)
Loan yield, excluding incremental accretion on purchased loans(1)	5.66%	5.52%

Incremental accretion on purchased loans(1)	$1,456	$123
(1)Represents a non-GAAP financial measure. See "Non-GAAP Financial Measures" section for a reconciliation to the comparable GAAP financial measure.
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
The cost of interest bearing deposits decreased 24 basis points to 1.65% for the three months ended September 30, 2026, compared to 1.89% for same period in 2025. This decrease was primarily due to the deposits acquired from Olympic, which had a lower cost of deposits.

Comparison of nine months ended September 30, 2026 to the comparable period in the prior year
The following table provides net interest income information for the periods indicated:

	Nine Months Ended September 30,
	2026			2025			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable (2)(3)	$5,658,741	$242,850	5.74%	$4,774,926	$196,231	5.49%	$883,815	$46,619	0.25%
Taxable securities	1,577,611	41,490	3.52	1,371,957	34,420	3.35	205,654	7,070	0.17
Nontaxable securities (3)	15,381	383	3.33	15,406	414	3.59	(25)	(31)	(0.26)
Interest earning deposits	139,494	3,817	3.66	130,253	4,309	4.42	9,241	(492)	(0.76)
Total interest earning assets	7,391,227	288,540	5.22%	6,292,542	235,374	5.00%	1,098,685	53,166	0.22%
Noninterest earning assets	895,082			759,206			135,876
Total assets	$8,286,309			$7,051,748			$1,234,561

	Nine Months Ended September 30,
	2026			2025			Change
	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate(1)	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate	Average Balance(1)	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Bearing Liabilities:
Certificates of Deposit	$1,062,740	$25,788	3.24%	$971,933	$27,841	3.83%	$90,807	$(2,053)	(0.59)%
Savings accounts	569,115	959	0.23	426,767	877	0.27	142,348	82	(0.04)
Interest bearing demand and money market accounts	3,426,293	36,760	1.43	2,770,162	31,042	1.50	656,131	5,718	(0.07)
Total interest bearing deposits	5,058,148	63,507	1.68	4,168,862	59,760	1.92	889,286	3,747	(0.24)
Junior subordinated debentures	22,455	1,298	7.73	22,164	1,417	8.55	291	(119)	(0.82)
Securities sold under agreement to repurchase	—	—	—	—	—	—	—	—	—
Borrowings	81,367	2,441	4.01	233,504	8,153	4.67%	(152,137)	(5,712)	(0.66)
Total interest bearing liabilities	5,161,970	67,246	1.74%	4,424,530	69,330	2.10%	737,440	(2,084)	(0.36)%
Noninterest bearing demand deposits	1,936,229			1,620,047			316,182
Other noninterest bearing liabilities	98,436			127,505			(29,069)
Stockholders’ equity	1,089,674			879,666			210,008
Total liabilities and stock-holders’ equity	$8,286,309			$7,051,748			$1,234,561
Net interest income and spread		$221,294	3.48%		$166,044	2.90%		$55,250	0.58%
Net interest margin			4.00%			3.53%			0.47%
(1) Average balances are calculated using daily balances. Average yield/rate is annualized.
(2) Average loans receivable includes loans classified as nonaccrual, which carry a zero yield. Interest earned on loans receivable includes the amortization of net deferred loan fees of $3.2 million and $2.7 million for the nine months ended September 30, 2026 and 2025, respectively, and the incremental accretion on purchased loans of $4.9 million and $352,000 for the nine months ended September 30, 2026 and 2025, respectively.
(3) Yields on tax-exempt loans and securities have not been stated on a tax-equivalent basis.

The following table provides the changes in net interest income for the nine months ended September 30, 2026 compared to the same period in 2025, due to changes in average asset and liability balances (volume), changes in average yields/rates (rate) and changes attributable to the combined effect of volume and rates allocated proportionately to the absolute value of changes due to volume and changes due to rates:

	Increase (Decrease) Due to Changes In:
	Volume	Yield/Rate	Total
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable	$37,619	$9,000	$46,619
Taxable securities	5,348	1,722	7,070
Nontaxable securities	(1)	(30)	(31)
Interest earning deposits	291	(783)	(492)
Total interest income	$43,257	$9,909	$53,166
Interest Bearing Liabilities:
Certificates of deposit	$2,450	$(4,503)	$(2,053)
Savings accounts	259	(177)	82
Interest bearing demand and money market accounts	7,088	(1,370)	5,718
Total interest bearing deposits	9,797	(6,050)	3,747
Junior subordinated debentures	19	(138)	(119)
Borrowings	(4,697)	(1,015)	(5,712)
Total interest expense	$5,119	$(7,203)	$(2,084)
Net interest income	$38,138	$17,112	$55,250
Net interest income increased $55.3 million, or 33.3%, to $221.3 million for the nine months ended September 30, 2026, compared to $166.0 million for the same period in 2025, due primarily to a $53.2 million increase in total interest income and a

$2.1 million decrease in total interest expense. The increase in net interest income was primarily due to an increase in average interest earning assets as a result of the Merger and a decrease in interest expense due to a decrease in average borrowings.
Net interest margin increased 47 basis points to 4.00% for the nine months ended September 30, 2026, compared to 3.53% for the same period in 2025. The increase in net interest margin was due to an increase in both the average loan balance and loan yield as a result of the Merger.
The yield on interest earning assets increased 22 basis points to 5.22% for the nine months ended September 30, 2026, compared to 5.00% for the same period in 2025. The yield on loans receivable increased 25 basis points to 5.74% during the nine months ended September 30, 2026, compared to 5.49% for the same period in 2025. The increase was due primarily to an increase in rates on originated loans and the incremental accretion on purchased loans which contributed 12 basis points to loan yield during the nine months ended September 30, 2026. The incremental accretion and the impact to loan yield will change during any period based on the volume of prepayments, but is expected to decrease over time as the balance of the purchased loans decreases.
The following table presents the net interest margin and loan yield and the effect of the incremental accretion on purchased loans on these ratios for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
Net Interest Margin, excluding incremental accretion on purchased loans, annualized:
Net interest margin	4.00%	3.53%
Exclude impact from incremental accretion on purchased loans(2)	(0.08)%	(0.01)%
Net interest margin, excluding incremental accretion on purchased loans(1)	3.92%	3.52%

Loan yield, excluding incremental accretion on purchased loans, annualized:
Loan yield	5.74%	5.49%
Exclude impact from incremental accretion on purchased loans(2)	(0.12)	(0.01)
Loan yield, excluding incremental accretion on purchased loans(1)	5.62%	5.48%

Incremental accretion on purchased loans(1)	$4,852	$352
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
The cost of interest bearing deposits decreased 24 basis points to 1.68% for the nine months ended September 30, 2026, compared to 1.92% for same period in 2025. This decrease was primarily due to the deposits acquired from Olympic, which had a lower cost of deposits.
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
Comparison of the quarter ended September 30, 2026 to the comparable quarter in the prior year
The following table presents the provision for (reversal of) credit losses for the periods indicated:

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Provision for credit losses on loans	$2,251	$1,563	$688	44.0%
Provision for credit losses on unfunded commitments	20	212	(192)	(90.6)
Provision for credit losses	$2,271	$1,775	$496	27.9%
The provision for credit losses on loans reflects the amount required to maintain the ACL on loans at an appropriate level based upon management’s evaluation of the adequacy of collective and individual loss reserves and is impacted by quarterly charge-offs and recoveries. The $2.3 million provision for credit losses on loans recognized during the three months ended September

30, 2026 was due primarily to loan growth during the quarter. Future assessments of expected credit losses will be impacted not only by changes in the composition of and amount of loans and to the reasonable and supportable forecast, but also by an updated assessment of qualitative factors, as well as consideration of any changes in the reasonable and supportable forecast reversion period.
The $1.6 million provision for credit losses on loans recognized during the three months ended September 30, 2025 was due primarily to an increase in the weighted average life of residential real estate and real estate construction and land development loans, which increased the calculated reserves, and an increase in real estate construction and land development loan balances.
Comparison of the nine months ended September 30, 2026 to the comparable period in the prior year
The following table presents the provision for (reversal of) credit losses for the periods indicated:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Provision for credit losses on loans	$587	$2,417	$(1,830)	(75.7)%
(Reversal of) provision for credit losses on unfunded commitments	(267)	365	(632)	(173.2)
Provision for credit losses	$320	$2,782	$(2,462)	(88.5)%
The $587,000 provision for credit losses on loans recognized during the nine months ended September 30, 2026 was due primarily to loan growth. The $267,000 reversal of provision for credit losses on unfunded commitments recognized during the nine months ended September 30, 2026 was due primarily to an increase in utilization rates which resulted in a smaller unfunded capacity.
The $2.4 million provision for credit losses recognized during the nine months ended September 30, 2025 was due primarily to $911,000 in net charge-offs and an increase in the weighted average life of residential real estate and real estate construction and land development loans, which increased the calculated reserves. The $365,000 provision for credit losses on unfunded commitments recognized during the nine months ended September 30, 2025 was due primarily to an increase in the unfunded exposure on construction loans.
Noninterest Income
Comparison of the three months ended September 30, 2026 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Service charges and other fees	$3,497	$3,046	$451	14.8%
Card revenue	2,521	2,209	312	14.1
Interest rate swap fees	53	96	(43)	(44.8)
BOLI income	1,250	1,008	242	24.0
Other income	1,932	1,966	(34)	(1.7)
Total noninterest income	$9,253	$8,325	$928	11.1%
Noninterest income increased $0.9 million during the three months ended September 30, 2026, compared to the same period in 2025. Increases in service charges and other fees, card revenue and BOLI income were due primarily to income from the deposit portfolio and BOLI acquired from Olympic.

Comparison of nine months ended September 30, 2026 to the comparable period in the prior year
The following table presents the change in the key components of noninterest income for the periods indicated:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Service charges and other fees	$10,456	$8,953	$1,503	16.8%
Card revenue	7,219	5,950	1,269	21.3
Loss on sale of investment securities, net	(217)	(10,741)	10,524	(98.0)
Interest rate swap fees	56	115	(59)	(51.3)
Bank owned life insurance income	3,854	3,206	648	20.2
Gain on sale of other assets, net	—	8	(8)	(100.0)
Other income	5,895	6,254	(359)	(5.7)
Total noninterest income	$27,263	$13,745	$13,518	98.3%
Noninterest income increased $13.5 million, during the nine months ended September 30, 2026, compared to the same period in 2025. Loss on sale of securities decreased $10.5 million due to a smaller pre-tax loss of $217,000 recognized during the nine months ended September 30, 2026, compared to a $10.7 million pre-tax loss recognized during the same period in 2025, as part of the Company's strategic balance sheet repositioning efforts. Increases in service charges and other fees, card revenue and BOLI income were due primarily to income from the deposit portfolio and BOLI acquired from Olympic.
Noninterest Expense
Comparison of three months ended September 30, 2026 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Three Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Compensation and employee benefits	$34,135	$26,082	$8,053	30.9%
Occupancy and equipment	6,326	4,665	1,661	35.6
Data processing	8,337	3,754	4,583	122.1
Marketing	675	284	391	137.7
Professional services	1,109	1,332	(223)	(16.7)
State/municipal business and use taxes	1,799	1,235	564	45.7
Federal deposit insurance premium	947	796	151	19.0
Other real estate owned, net	(55)	—	(55)	(100.0)
Amortization of intangible assets	2,941	284	2,657	935.6
Other expense	5,744	3,183	2,561	80.5
Total noninterest expense	$61,958	$41,615	$20,343	48.9%
Noninterest expense increased $20.3 million, to $62.0 million during the three months ended September 30, 2026, compared to $41.6 million during the same period in 2025. The increase was primarily due to expenses related to the Merger, including increases related to compensation and employee benefits due to increased headcount, severance expense, occupancy and equipment expense primarily due to additional rent expense, additional data processing expense due to an increase in transactional accounts and balances, as well as conversion costs related to the conversion of Olympic's core and online banking systems and exit costs related to the consolidation of two branches, closure of one loan production office and one administration location. Noninterest expense also increased due to an increase in the amortization of intangible assets of $2.7 million, relating to the Merger.
Total Merger-related expenses incurred during the three months ended September 30, 2026 and 2025 were $5.2 million and $635,000, respectively, and consisted of severance expense, professional fees, core conversion costs and contract termination costs and location consolidation costs.

The following table presents the merger costs included in noninterest expense for the periods indicated:

	Three Months Ended September 30,		Change
	2026	2025	$
	(Dollars in thousands)
Compensation and employee benefits	$669	$—	$669
Occupancy and equipment	152	—	$152
Data processing	2,524	—	$2,524
Marketing	126	—	$126
Professional services	294	630	$(336)
Other expense	1,420	5	$1,415
Total noninterest expense	$5,185	$635	$4,550

Comparison of the nine months ended September 30, 2026 to the comparable period in the prior year
The following table presents changes in the key components of noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
	(Dollars in thousands)
Compensation and employee benefits	$103,876	$77,348	$26,528	34.3%
Occupancy and equipment	17,670	14,431	3,239	22.4
Data processing	23,648	11,317	12,331	109.0
Marketing	1,495	955	540	56.5
Professional services	4,890	3,188	1,702	53.4
State/municipal business and use taxes	5,274	3,660	1,614	44.1
Federal deposit insurance premium	2,865	2,418	447	18.5
Other real estate owned, net	(7)	—	(7)	(100.0)
Amortization of intangible assets	7,956	889	7,067	794.9
Other expense	15,166	9,877	5,289	53.5
Total noninterest expense	$182,833	$124,083	$58,750	47.3%
Noninterest expense increased $58.8 million, to $182.8 million during the nine months ended September 30, 2026, compared to $124.1 million during the same period in 2025. The increase was primarily due to expenses related to the Merger, including increases related to compensation and employee benefits due to increased headcount, severance expense, occupancy and equipment expense primarily due to additional rent expense, additional data processing expense due to an increase in transactional accounts and balances, as well as conversion costs related to the conversion of Olympic's core and online banking systems and exit costs related to the consolidation of two branches, closure of one loan production office and one administration location. Noninterest expense also increased due to an increase in the amortization of intangible assets of $7.1 million, relating to the Merger.
Total Merger-related expenses incurred during the nine months ended September 30, 2026 and 2025 were $17.9 million and $635,000, respectively, and consisted of severance expense, professional fees, core conversion costs and contract termination costs and location consolidation costs.

The following table presents the merger costs included in noninterest expense for the periods indicated:

	Nine Months Ended September 30,		Change
	2026	2025	$
	(Dollars in thousands)
Compensation and employee benefits	$4,883	$—	$4,883
Occupancy and equipment	152	—	$152
Data processing	7,939	—	$7,939
Marketing	126	—	$126
Professional services	2,290	630	$1,660
Other expense	2,466	5	$2,461
Total noninterest expense	$17,856	$635	$17,221
Income Tax Expense
Comparison of the three months ended September 30, 2026 to the comparable period in the prior year
The following table presents the income tax expense, and related metrics and the change for the periods indicated:

	Three Months Ended September 30,
	2026	2025	Change
	(Dollars in thousands)
Income before income taxes	$22,283	$22,306	$(23)
Income tax expense	$3,563	$3,137	$426
Effective income tax rate	16.0%	14.1%	1.9%
Income tax expense increased due primarily to an increase in the effective tax rate during the three months ended September 30, 2026 compared to the same period in 2025.
Comparison of the nine months ended September 30, 2026 to the comparable period in the prior year.
The following table presents the income tax expense and related metrics and the change for the periods indicated:

	Nine Months Ended September 30,		Change
	2026	2025	$
	(Dollars in thousands)
Income before income taxes	$65,404	$52,924	$12,480
Income tax expense	$10,191	$7,629	$2,562
Effective income tax rate	15.6%	14.4%	1.2%
Income tax expense and the effective income tax rate both increased due primarily to higher estimated pre-tax income during the nine months ended September 30, 2026, compared to the same period in 2025, which decreased the impact of favorable permanent tax items such as tax-exempt investments, investments in BOLI and LIHTC investments. The Company also recognized income tax expense of $515,000 related to the surrender of $8.5 million in BOLI policies during the nine months ended September 30, 2025.
Financial Condition
The following table provides a comparison of the changes in the Company's financial condition at the periods indicated:

	September 30, 2026	December 31, 2025	Change
			$	%
	(Dollars in thousands)
Assets
Cash and cash equivalents	$187,067	$233,089	$(46,022)	(19.7)%
Investment securities available for sale, at fair value, net	947,636	607,522	340,114	56.0
Investment securities held to maturity, at amortized cost, net	653,823	674,107	(20,284)	(3.0)
Loans receivable, net	5,819,858	4,730,682	1,089,176	23.0

	September 30, 2026	December 31, 2025	Change
			$	%
Other real estate owned	—	—	—	—
Premises and equipment, net	98,295	74,690	23,605	31.6
Federal Home Loan Bank stock, at cost	10,657	5,163	5,494	106.4
Bank owned life insurance	147,600	105,974	41,626	39.3
Accrued interest receivable	24,290	19,280	5,010	26.0
Prepaid expenses and other assets	305,351	273,925	31,426	11.5
Other intangible assets, net	44,328	1,979	42,349	2,139.9
Goodwill	279,029	240,939	38,090	15.8
Total assets	$8,517,934	$6,967,350	$1,550,584	22.3%

Liabilities and Stockholders' Equity
Total deposits	$7,186,934	$5,920,199	$1,266,735	21.4%
Borrowings	121,900	20,000	101,900	509.5
Junior subordinated debentures	22,570	22,350	220	1.0
Accrued expenses and other liabilities	102,709	83,297	19,412	23.3
Total liabilities	7,434,113	6,045,846	1,388,267	23.0
Common stock	698,915	531,100	167,815	31.6
Retained earnings	448,178	421,619	26,559	6.3
Accumulated other comprehensive loss, net	(63,272)	(31,215)	(32,057)	(102.7)
Total stockholders' equity	1,083,821	921,504	162,317	17.6
Total liabilities and stockholders' equity	$8,517,934	$6,967,350	$1,550,584	22.3%
Total assets increased during the nine months ended September 30, 2026 primarily as a result of the Merger. Assets acquired, including goodwill, totaled $1.59 billion at the Merger closing date of January 31, 2026. Total liabilities and stockholders' equity also increased primarily as a result of the Merger. Total deposits acquired were $1.39 billion, and total common stock issued in the Merger was $185.0 million.
Investment Activities
Our investment policy is established by the Board and monitored by the Risk and Technology Committee of the Board. It is designed primarily to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. The policy permits investment in various types of liquid assets permissible under applicable regulations. Purchase of investments in sub-investment grade bonds is not permitted under the policy.
The following table provides information regarding our investment securities at the dates indicated:

	September 30, 2026		December 31, 2025		Change
	Balance	% of Total	Balance	% of Total	$	%
	(Dollars in thousands)
Investment securities available for sale, at fair value:
U.S. government and agency securities	$11,272	0.7%	$11,702	0.9%	$(430)	(3.7)%
Municipal securities	55,203	3.4	51,423	4.0	3,780	7.4
Residential CMO and MBS(1)	491,405	30.7	275,268	21.5	216,137	78.5
Commercial CMO and MBS(1)	348,255	21.8	252,164	19.7	96,091	38.1
Corporate obligations	23,052	1.4	10,532	0.8	12,520	118.9
Other asset-backed securities	18,449	1.2	6,433	0.5	12,016	186.8
Total	$947,636	59.2%	$607,522	47.4%	$340,114	56.0%

	September 30, 2026		December 31, 2025		Change
	Balance	% of Total	Balance	% of Total	$	%
	(Dollars in thousands)
Investment securities held to maturity, at amortized cost:
U.S. government and agency securities	$151,385	9.5%	$151,319	11.8%	$66	—%
Residential CMO and MBS(1)	200,760	12.5	217,707	17.0	(16,947)	(7.8)
Commercial CMO and MBS(1)	301,678	18.8	305,081	23.8	(3,403)	(1.1)
Total	$653,823	40.8%	$674,107	52.6%	$(20,284)	(3.0)%

Total investment securities	$1,601,459	100.0%	$1,281,629	100.0%	$319,830	25.0%
(1) U.S. government agency and government-sponsored enterprise CMO and MBS obligations.

Total investment securities increased $319.8 million, or 25.0%, to $1.60 billion at September 30, 2026 from $1.28 billion at December 31, 2025. The increase was primarily due to the acquisition of investment securities balances of $312.0 million in the Merger. The Company repositioned a portion of the acquired portfolio during the nine months ended September 30, 2026, with sales of $231.6 million and purchases of $406.0 million. Purchases exceeded sales in the repositioning due to the investment of excess cash acquired in the Merger, which was a result of the sale of investment securities by Olympic during the month preceding the Merger. Investment maturities and repayments totaled $126.3 million during the nine months ended September 30, 2026.
Loan Portfolio
Changes by loan type
The Company originates a wide variety of loans with a focus on commercial business loans. In addition to originating loans, the Company may also acquire loans through pool purchases, participation purchases and syndicated loan purchases.
The following table provides information about our loan portfolio by type of loan at the dates indicated:

	September 30, 2026		December 31, 2025		Change
	Amortized Cost	% of Loans Receivable	Amortized Cost	% of Loans Receivable	$	%
	(Dollars in thousands)
Commercial business:
Commercial and industrial	$1,061,712	18.1%	$818,000	17.1%	$243,712	29.8%
Owner-occupied CRE	1,211,776	20.6	1,034,829	21.6	176,947	17.1
Non-owner occupied CRE	2,565,804	43.6	2,057,844	43.0	507,960	24.7
Total commercial business	4,839,292	82.3	3,910,673	81.7	928,619	23.7
Residential real estate	361,177	6.1	358,834	7.5	2,343	0.7
Real estate construction and land development:
Residential	139,669	2.4	95,350	2.0	44,319	46.5
Commercial and multifamily	321,951	5.5	247,975	5.2	73,976	29.8
Total real estate construction and land development	461,620	7.9	343,325	7.2	118,295	34.5
Consumer	219,112	3.7	170,434	3.6	48,678	28.6
Total	$5,881,201	100.0%	$4,783,266	100.0%	$1,097,935	23.0%
Loans receivable increased $1.10 billion, or 23.0%, to $5.88 billion at September 30, 2026, from $4.78 billion at December 31, 2025 due primarily to loans acquired in the Merger. New loans funded during the nine months ended September 30, 2026 were $514.5 million, which was higher than new loans funded during the same period in 2025 of $410.2 million. Loan prepayments were $308.7 million and loan payoffs were $169.8 million during the nine months ended September 30, 2026.
The following table summarizes the composition of acquired loans at the Merger closing date of January 31, 2026:

	January 31, 2026
	Balance	% of Total
Merger - Loan Composition	(Dollars in thousands)
Commercial business:
Commercial and industrial	$251,819	26.4%
Owner-occupied CRE	172,141	18.0%
Non-owner occupied CRE	414,899	43.5%
Total commercial business	838,859	87.9%
Residential real estate	11,703	1.2%
Real estate construction and land development:
Residential	26,765	2.8%
Commercial and multifamily	35,894	3.8%
Total real estate construction and land development	62,659	6.6%
Consumer	41,079	4.3%
Loans receivable	954,300	100.0%
The following table provides information about owner occupied CRE and non-owner occupied CRE loans by collateral type at the dates indicated:

	September 30, 2026		December 31, 2025		Change
	Amortized Cost	% of CRE Loans	Amortized Cost	% of CRE Loans	$	%
	(Dollars in thousands)
Office	$724,048	19.2%	$588,772	19.0%	$135,276	23.0%
Industrial	677,028	17.9	541,664	17.5	135,364	25.0
Multi-family	633,577	16.8	520,602	16.8	112,975	21.7
Retail store / shopping center	450,408	11.9	338,939	11.0	111,469	32.9
Mini-storage	249,013	6.6	155,130	5.0	93,883	60.5
Mixed use property	160,490	4.2	156,853	5.1	3,637	2.3
Motel / hotel	129,321	3.4	124,612	4.0	4,709	3.8
Warehouse	135,830	3.6	133,544	4.3	2,286	1.7
Single purpose	167,909	4.4	134,290	4.3	33,619	25.0
Recreational / school	85,940	2.3	83,047	2.7	2,893	3.5
Other	364,016	9.7	315,220	10.3	48,796	15.5
Total	$3,777,580	100.0%	$3,092,673	100.0%	$684,907	22.1%
Office loans represented the largest segment of owner-occupied and non-owner occupied CRE loans, totaling $724.0 million, or 19.2% of total CRE loans, at September 30, 2026. Of this total, $332.5 million, or 45.9%, were owner-occupied CRE loans. Owner-occupied CRE loans have a lower risk profile than non-owner occupied CRE loans, as there is less tenant rollover risk and they generally include guarantees from the company occupying the space as well as the owners of the company.
Loans classified as nonaccrual and nonperforming assets
The following table provides information about our nonaccrual loans and nonperforming assets at the dates indicated:

	September 30, 2026	December 31, 2025	Change
			$	%
	(Dollars in thousands)
Nonaccrual loans:(1)
Commercial business	$24,125	$6,886	$17,239	250.3%
Residential real estate	1,321	1,196	125	10.5
Real estate construction and land development	6,321	12,408	(6,087)	(49.1)
Consumer	310	486	(176)	(36.2)
Total nonaccrual loans	32,077	20,976	11,101	52.9
Accruing loans past due 90 days or more	$948	$194	$754	388.7%

	September 30, 2026	December 31, 2025	Change
			$	%
Total nonperforming loans	33,025	21,170	11,855	56.0
Other real estate owned	—	—	—	100.0
Total nonperforming assets	$33,025	$21,170	$11,855	56.0%

Credit quality ratios:
Nonaccrual loans to loans receivable	0.55%	0.44%	0.11	25.0
Nonperforming loans to loans receivable	0.56	0.44	0.12	27.3
Nonperforming assets to total assets	0.39	0.30	0.09	30.0
(1) At September 30, 2026 and December 31, 2025, $10.2 million and $2.4 million, respectively, of nonaccrual loans, were guaranteed by government agencies.
The following table provides the changes in nonaccrual loans during the nine months ended September 30, 2026:

(Dollars in thousands)
Balance, beginning of period	$20,976
Additions	26,586
Net principal payments, and sales	(877)
Payoffs	(13,261)
Charge-offs	(465)
Transfer to OREO	(741)
Return to accrual	(141)
Balance, end of period	$32,077
Nonaccrual loans increased $11.1 million to $32.1 million at September 30, 2026, compared to $21.0 million at December 31, 2025. The increase was due primarily to the migration of $26.6 million in loans to nonaccrual status including 27 commercial and industrial loans totaling $21.0 million and two CRE owner occupied loans totaling $3.5 million. The additions were partially offset by payoffs during the nine months ended September 30, 2026 consisting primarily of one $5.8 million residential construction loan, four commercial business loans totaling $5.3 million and one CRE non-owner occupied loan totaling $1.5 million.
Allowance for Credit Losses on Loans
The following table provides information regarding our ACL on loans for the periods indicated:

	At or For the Nine Months Ended September 30,
	2026	2025	Change
	(Dollars in thousands)
ACL on loans at the end of period	$61,343	$53,974	$7,369

Credit quality ratios:
ACL on loans to loans receivable	1.04%	1.13%	(0.09)%
ACL on loans to nonaccrual loans	191.24	306.46	(115.22)

Net charge-offs	$1,167	$911	$256
Average balance of loans receivable during the period	5,658,741	4,774,926	883,815
Net charge-offs on loans to average loans receivable annualized	0.03%	0.03%	—%
The ACL on loans as a percentage of loans receivable was 1.04% at September 30, 2026 compared to 1.10% at December 31, 2025. The ACL on loans increased $8.8 million, or 16.7%, to $61.3 million at September 30, 2026, compared to $52.6 million at December 31, 2025 due primarily to the initial ACL recorded on the loans acquired in the Merger of $9.3 million.
The ACL on loans as a percentage of loans receivable decreased nine basis points to 1.04% at September 30, 2026 from 1.13% at September 30, 2025, due primarily to a lower weighted average life of acquired loans which decreased the calculated reserves for these loans.

The following table presents the ACL on loans by loan portfolio segment at the dates indicated:

	September 30, 2026			December 31, 2025
	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans	ACL on Loans	ACL as a % of Loans in Loan Category	% of Loans in Loan Category to Total Loans
	(Dollars in thousands)
Commercial business	$47,685	0.99%	82.3%	$39,412	1.01%	81.7%
Residential real estate	3,513	0.97	6.1	3,708	1.03	7.5
Real estate construction and land development	7,699	1.67	7.9	7,624	2.22	7.2
Consumer	2,446	1.12	3.7	1,840	1.08	3.6
Total ACL on loans	$61,343	1.04%	100.0%	$52,584	1.10%	100.0%
Deposits
The following table summarizes the Company's deposits at the dates indicated:

	September 30, 2026		December 31, 2025		Change
	Balance	% of Total Deposits	Balance	% of Total Deposits	$	%
	(Dollars in thousands)
Noninterest demand deposits	$1,967,073	27.4%	$1,597,650	27.0%	$369,423	23.1%
Interest bearing demand deposits	1,974,016	27.5	1,627,259	27.5	346,757	21.3
Money market accounts	1,667,978	23.2	1,334,904	22.5	333,074	25.0
Savings accounts	563,965	7.8	422,523	7.1	141,442	33.5
Total non-maturity deposits	6,173,032	85.9	4,982,336	84.1	1,190,696	23.9
Certificates of deposit	1,013,902	14.1	937,863	15.9	76,039	8.1
Total deposits	$7,186,934	100.0%	$5,920,199	100.0%	$1,266,735	21.4%
Total deposits increased $1.27 billion, or 21.4%, to $7.19 billion at September 30, 2026, from $5.92 billion at December 31, 2025 due primarily to deposits acquired in the Merger.
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
Borrowings
At September 30, 2026, the Bank maintained a credit facility with the FHLB with available borrowing capacity of $1.79 billion. The FHLB functions as a member-owned cooperative providing credit for member financial institutions. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Limitations on the amount of advances are based on a percentage of the Bank's assets or on the FHLB’s assessment of the institution’s creditworthiness. The Bank had $121.9 million in FHLB advances outstanding at September 30, 2026, and $20.0 million in FHLB advances outstanding at December 31, 2025. Advances from the FHLB may be collateralized by FHLB stock owned by the Bank, deposits at the FHLB, certain commercial and residential real estate loans, investment securities or other assets. All FHLB advances at September 30, 2026 were short-term and mature in less than one year.
The Bank maintains a credit facility with the FRB through the Discount Window with available borrowing capacity of $322.2 million at September 30, 2026. The Bank had no FRB borrowings outstanding at September 30, 2026 or December 31, 2025.

The Company assumed trust preferred securities and the related junior subordinated debentures as part of a prior acquisition. For regulatory capital purposes, the trust preferred securities are included in Tier 1 capital. The junior subordinated debentures outstanding were $22.6 million at September 30, 2026 and $22.4 million at December 31, 2025, net of unaccreted discount.
The Bank maintains available unsecured federal funds lines with four correspondent banks totaling $145.0 million, with no outstanding borrowings at September 30, 2026 or December 31, 2025.
Stockholders' Equity
Total stockholders' equity increased $162.3 million, or 17.6%, to $1.08 billion at September 30, 2026, compared to $921.5 million at December 31, 2025 due primarily to stock issued as consideration in the Merger. The Company’s stockholders' equity to assets ratio was 12.7% at September 30, 2026 and 13.2% at December 31, 2025.
The following table summarizes changes in stockholders' equity for the Company for the period indicated:

Nine Months Ended September 30, 2026
(Dollars in thousands)
Balance, beginning of period	$921,504
Common stock issued in Merger	184,996
Net income	55,213
Cash dividends declared on common stock	(28,654)
Common stock repurchased	(21,374)
Accumulated other comprehensive loss	(32,057)
Other	4,193
Balance, end of period	$1,083,821
The Company has historically paid cash dividends to its common shareholders. Payments of future cash dividends, if any, will be at the discretion of our Board after taking into account various factors, including our business, operating results and financial condition, capital requirements, current and anticipated cash needs, plans for expansion, any legal or contractual limitation on our ability to pay dividends and other relevant factors. Dividends on common stock from the Company depend substantially upon the receipt of dividends from the Bank, which is the Company’s predominant source of income. On October 21, 2026, the Board declared a regular quarterly dividend of $0.25 per common share payable on November 18, 2026 to shareholders of record on November 4, 2026.
On October 21, 2026, the Company's Board of Directors approved a new stock repurchase program the Repurchase Program, authorizing the repurchase of up to 5% of the Company's outstanding common shares or approximately 2.05 million shares. The number, timing and price of shares repurchased will depend on business and market conditions, and other factors, including opportunities to deploy the Company's capital. The Repurchase Program superseded a previous stock repurchase program, authorized in April 2024, under which 83,006 shares remained available for repurchase as of September 30, 2026. The Company is not obligated to repurchase any shares of its common stock, and other than repurchases that have been completed to date, there is no assurance that the Company will do so. The Company may, in its discretion, begin, suspend or terminate repurchases at any time prior to the Repurchase Program’s expiration, without any prior notice.
Regulatory Requirements
The Company is a bank holding company under the supervision of the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. The Bank is a federally insured institution and thereby is subject to the capital requirements established by the FDIC. The Federal Reserve capital requirements generally parallel the FDIC requirements. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect in the unaudited Condensed Consolidated Financial Statements and operations. Additionally, the Company and the Bank are required to maintain a capital conservation buffer of common equity Tier 1 capital above 2.5% to avoid restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. Management believes that, as of September 30, 2026, the Company and the Bank met all capital adequacy requirements to which they are subject.
As of September 30, 2026 and December 31, 2025, the most recent regulatory notifications categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's categories.

The following table summarizes the Company's (consolidated) and the Bank's actual capital ratios compared to the regulatory "adequately capitalized" capital ratios and the regulatory minimum capital ratios needed to qualify as a "well capitalized" institution, as calculated under regulatory guidelines at the dates presented:

	Actual		Adequately Capitalized		Well-Capitalized(1)
	(Dollars in thousands)
September 30, 2026
Total capital ratio
Company	$909,060	13.1%	$556,094	8.0%	$695,117	10.0%
Bank	901,019	13.0	555,508	8.0	694,385	10.0
Tier 1 capital ratio
Company	846,627	12.2	417,070	6.0	556,094	8.0
Bank	838,586	12.1	416,631	6.0	555,508	8.0
Common equity Tier 1 capital ratio
Company	824,057	11.9	312,803	4.5	451,826	6.5
Bank	838,586	12.1	312,473	4.5	451,351	6.5
Leverage ratio
Company	846,627	10.3	328,371	4.0	410,464	5.0
Bank	838,586	10.2	328,093	4.0	410,117	5.0
December 31, 2025
Total capital ratio
Company	$786,057	14.1%	$446,102	8.0%	$557,628	10.0%
Bank	775,354	13.9	445,750	8.0	557,187	10.0
Tier 1 capital ratio
Company	732,473	13.1	334,577	6.0	446,102	8.0
Bank	721,770	13.0	334,312	6.0	445,750	8.0
Common equity Tier 1 capital ratio
Company	710,123	12.7	250,933	4.5	362,458	6.5
Bank	721,770	13.0	250,374	4.5	362,172	6.5
Leverage ratio
Company	732,473	10.8	270,061	4.0	337,576	5.0
Bank	721,770	10.7	269,879	4.0	337,348	5.0
(1) The ratios to meet the requirements to be deemed “well-capitalized” under prompt corrective action regulations are only applicable to the Bank. However, the Company manages its capital position as if the requirements apply to the consolidated Company and has presented the ratios as if they also applied on a consolidated basis.
Liquidity and Capital Resources
We maintain sufficient cash and cash equivalents and investment securities to meet short-term liquidity needs and actively monitor our long-term liquidity position to ensure the availability of capital resources for contractual obligations, strategic loan growth objectives and to fund operations. Our funding strategy has been to focus on acquiring non-maturity deposits from our retail accounts, and noninterest bearing demand deposits from our commercial customers and to use our borrowing availability to fund growth in assetfs. Our liquidity policy permits the purchase of brokered deposits in an amount not to exceed 15% of the Company's total deposits as a secondary source for funding.
The Company’s total uninsured deposits, which are the amounts of deposit accounts that exceed the FDIC insurance limit, currently $250,000, were approximately $2.85 billion, or 39.6% of total deposits, at September 30, 2026 and $2.43 billion, or 41.1% of total deposits, at December 31, 2025. These amounts were estimated based on the same methodologies and assumptions used for regulatory reporting purposes. At September 30, 2026, we had no brokered deposits, compared to $77.5 million, or 1.31% of total deposits, at December 31, 2025. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds (such as deposit inflows at less than projected levels). Borrowings may also be used on a longer-term basis to support expanded lending activities and match the maturity of repricing intervals of assets. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by the level of interest rates, economic conditions and competition so we adhere to internal management targets assigned to the loan to deposit ratio, liquidity ratio, net short-term non-core funding ratio and non-core liabilities to total assets ratio to ensure an appropriate liquidity position. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

The following table summarizes the Company's available liquidity as of the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
On-balance sheet liquidity
Cash and cash equivalents	$187,067	$233,089
Unencumbered investment securities available for sale(1)	926,203	606,968
Total on-balance sheet liquidity	$1,113,270	$840,057
Off-balance sheet liquidity
FRB borrowing availability	$322,158	$346,307
FHLB borrowing availability(2)	1,671,170	1,285,640
Fed funds line borrowing availability with correspondent banks	145,000	145,000
Total off-balance sheet liquidity	$2,138,328	$1,776,947
Total available liquidity	$3,251,598	$2,617,004
(1) Investment securities available for sale at fair value.
(2) Includes FHLB borrowing availability of $1.79 billion at September 30, 2026 based on pledged assets; however, maximum credit capacity is 45% of the Bank's total assets one quarter in arrears, or $3.79 billion.
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
The following table presents the calculations of our non-GAAP financial measures as of the dates indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(Dollar amounts in thousands)
Loan yield, excluding incremental accretion on purchased loans, annualized:
Interest and fees on loans (GAAP)	$84,470	$66,422	$242,850	$196,231
Exclude incremental accretion on purchased loans	1,456	123	4,852	352
Adjusted interest and fees on loans (non-GAAP)	$83,014	$66,299	$237,998	$195,879

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(Dollar amounts in thousands)
Average loans receivable, net (GAAP)	$5,817,905	$4,762,648	$5,658,741	$4,774,926

Loan yield, annualized (GAAP)	5.76%	5.53%	5.74%	5.49%
Loan yield, excluding incremental accretion on purchased loans, annualized (non-GAAP)	5.66%	5.52%	5.62%	5.48%

Net Interest Margin, excluding incremental accretion on purchased loans, annualized:
Net interest income before provision (GAAP)	$77,259	$57,371	$221,294	$166,044
Exclude incremental accretion on purchased loans	1,456	123	4,852	352
Adjusted net interest income before provision (non-GAAP)	$75,803	$57,248	$216,442	$165,692

Average Interest earning assets (GAAP)	$7,563,469	$6,258,446	$7,391,227	$6,292,542

Net interest margin (GAAP)	4.05%	3.64%	4.00%	3.53%
Net interest margin, excluding incremental accretion on purchased loans (non-GAAP)	3.98%	3.63%	3.92%	3.52%

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
Net interest income simulation
We use an income simulation model as the primary tool to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Modeling the sensitivity of net interest income is highly dependent on numerous assumptions incorporated into the modeling process. Key assumptions in the model include prepayment speeds on loans and investment securities, repricing betas on non-maturity deposits, and repricing on investment securities, loans, and borrowings. In order to measure the interest rate risk sensitivity as of September 30, 2026, this simulation model uses a “static balance sheet” assumption, meaning the size and mix of the balance sheet remains the same as maturing cash flows from assets and liabilities are reinvested into the same categories at the current level of interest rates. The simulation also assumes an instantaneous and sustained uniform change in market interest rates at all maturities.

The following table summarizes the estimated effect on net interest income over a 12 month period measured against a flat rate (no interest rate change) scenario for the dates indicated:

	September 30, 2026		December 31, 2025
	$ Change in Net Interest Income	% Change in Net Interest Income	$ Change in Net Interest Income	% Change in Net Interest Income
Change in Interest Rates (Basis Points)	(Dollars in thousands)
+200(shock)	5,031	1.6	4,586	1.9
+100(shock)	3,876	1.2	3,399	1.4
+0(flat)	—	—	—	—
-100(shock)	(3,267)	(1.0)	(2,442)	(1.0)
-200(shock)	(9,162)	(2.9)	(7,769)	(3.3)
The Company’s balance sheet sensitivity to changes in market rates shows a slight decrease in asset sensitivity at September 30, 2026, compared to December 31, 2025. For each of the interest rate scenarios modeled and measured by management as presented in the preceding table, results at September 30, 2026 were well within established risk tolerances as established by policy.
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
(b) Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As permitted by SEC rules, the Company excluded from its assessment the internal control over financial reporting of Olympic, which was acquired on January 31, 2026.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Repurchase Programs
The following table provides information about repurchases of common stock by the Company during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(1)	Total number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may be Purchased at Period End Under the Program
July 1, 2026—July 31, 2026	3,379	$30.52	—	424,489
August 1, 2026— August 31, 2026	341,483	29.80	341,483	83,006
September 1, 2026—September 30, 2026	772	28.51	—	83,006
Total	345,634	$29.81
(1)Of the common shares repurchased by the Company between July 1, 2026 and September 30, 2026, a total of 4,151 shares represented the cancellation of stock to pay withholding taxes on vested restricted stock units and were not repurchased pursuant to the publicly announced stock repurchase program.
On October 21, 2026, the Company's Board of Directors approved the Repurchase Program, authorizing the repurchase of up to 5% of the Company's outstanding common shares or approximately 2.05 million shares. The number, timing and price of shares repurchased will depend on business and market conditions, and other factors, including opportunities to deploy the Company's capital. The Repurchase Program superseded a previous stock repurchase program, authorized in April 2024, under which 83,006 shares remaining available for repurchase as of September 30, 2026.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.    OTHER INFORMATION
(a) None.
(b) None.
(c) During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement".

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

HERITAGE FINANCIAL CORPORATION
Date:
November 6, 2026	/S/ BRYAN D. MCDONALD
Bryan D. McDonald
President and Chief Executive Officer
(Principal Executive Officer)
Date:
November 6, 2026	/S/ DONALD J. HINSON
Donald J. Hinson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)